Form 10-Q
period 1995-06-30
ISRAMCO INC
filed 1995-11-09
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For six months ended June 30, 1995                   Commission File No.  283574


                                  ISRAMCO, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                          13-3145265
--------------------------------------------------------------------------------
       (State or other jurisdiction of        (I.R.S. Employer I.D. No.)
        incorporation or organization)

              800 Fifth Avenue, Suite 21D, New York, New York      10021
--------------------------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code: 212-888-0200


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
         (Former name, former address and formal fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X             No

26,691,198 Common Shares were outstanding as of June 30, 1995.

                                  ISRAMCO, INC.

                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
Part I.    Financial Information

Item 1.    Financial statements

           Consolidated balance sheets:

                  -  June 30, 1995 (unaudited)
                  -  December 31, 1994                                                2

           Consolidated statements of operations:

                  -  Three months ended June 30, 1995 and 1994 (unaudited)
                  -  Six months ended June 30, 1995 and 1994 (unaudited)              3


           Consolidated statements of cash flows:

                  -  Six months ended June 30, 1995 and 1994 (unaudited)              4

           Notes to condensed consolidated financial statements                       5-6

Item 2.    Management's discussion and analysis of financial statements               7-11

Part II.   Other information
           Signatures                                                                 12



ISRAMCO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                                 June 30,      December 31,
                                                                                   1995            1994
                                                                              -----------------------------
                                                                               (unaudited)
ASSETS

Current assets:

Cash including cash equivalents                                               $16,975,607       $17,339,105

Marketable securities, at market                                                5,993,766         4,360,596

Prepaid expenses and Other                                                        254,397           225,611
                                                                              -----------       -----------
         Total current assets                                                  23,223,770        21,925,312


Exploration in progress                                                                 0                 0

Equipment, less accumulated depreciation
 of $80,827 and $65,229 at June 30, 1995
 and December 31, 1994, respectively                                              131,741           151,932
                                                                              -----------       -----------
                                                                              $23,355,511       $22,077,244
                                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                                         $   318,437       $   449,513

Shareholders' equity:

Common stock, $0.01 par value;
 authorized 75,000,000 shares, issued
 and outstanding 26,691,198 shares at
 June 30, 1995 and December 31, 1994                                              266,912           266,912

Additional paid-in capital                                                     25,927,635        25,927,635
Accumulated deficit                                                            (3,157,473)       (4,566,816)
                                                                              -----------       -----------
                                                                               23,037,074        21,627,731
                                                                              -----------       -----------
                                                                              $23,355,511       $22,077,244
                                                                              ===========       ===========

See notes to the consolidated financial statements.

ISRAMCO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------

                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                     1995              1994              1995              1994
                                               -------------------------------     -------------------------------
REVENUES:
Operator fees from related party               $    147,827      $    715,029      $    910,770      $  1,374,630
Interest income                                     285,882           171,778           562,124           308,437
Gain or (loss) on marketable securities             846,247        (1,286,713)          530,443        (2,074,965)
Office services to related party and other          107,717           107,550           217,287           220,764
                                               ------------      ------------      ------------      ------------
                                                  1,387,673          (292,356)        2,220,624          (171,134)
                                               ------------      ------------      ------------      ------------
EXPENSES:

Interest expense                                      1,031             1,337             1,260             3,331
Depreciation                                          9,484             8,528            19,263            17,819
Exploration costs                                    20,281             7,094           156,635            24,169
Operator expense                                    121,041           223,146           223,906           367,736
General and administrative - In part to
 related parties                                    200,669           328,365           382,583           434,265
Research and development
                                                      4,997            17,024            27,634            55,747
                                               ------------      ------------      ------------      ------------
                                                    357,503           585,494           811,281           903,067
                                               ------------      ------------      ------------      ------------
Net income (loss)                              $  1,030,170      $(   877,850)     $  1,409,343      $( 1,074,201)
                                               ============      ============      ============      ============

Income (loss) per common share:

Primary and fully diluted                      $       0.04      $      (0.03)     $       0.05      $      (0.04)
                                               ==============================      ==============================
Weighted average number of shares:

Primary and fully diluted                        26,691,198        26,541,365        26,691,198        26,538,643
                                               ============      ============      ============      ============


See notes to the consolidated financial statements.

ISRAMCO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------

                                                             Six Months Ended June 30,
                                                              1995              1994
                                                         ------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  1,409,343      $( 1,074,201)
ADJUSTMENT TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Depreciation                                                   19,263            17,819
Exploration costs                                             156,635            24,169
(Gain) or loss on marketable securities                      (530,443)        2,074,965
Gain or (loss) on sale of equipment                               473            (2,426)
CHANGES IN ASSETS AND LIABILITIES:
Prepaid expenses and other current assets                     (28,786)         (114,341)
Accounts payable and accrued expenses                        (131,076)             (130)
Purchase of marketable securities                          (1,205,850)       (9,426,685)
Proceeds from sale of marketable securities                   103,123         8,908,016
                                                         -------------     ------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                         (207,318)          407,186
                                                         -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development costs                            (156,635)         (212,073)
Purchase of equipment                                            (631)          (67,796)
Proceeds from sale of equipment                                 1,086            23,081
                                                         -------------     ------------
NET CASH (USED IN) INVESTING ACTIVITIES                      (156,180)         (256,788)
                                                         -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock pursuant
 to exercise of warrants and options                                0           127,801
                                                         -------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           0           127,801
                                                         -------------     ------------
Net increase (decrease) in cash and cash equivalents         (363,498)          278,199
Cash and cash equivalents, beginning of period             17,339,105        16,666,735
                                                         -------------     ------------
Cash and cash equivalents, end of period                 $ 16,975,607      $ 16,944,934
                                                         ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                 $      1,260      $      3,331
                                                         ==============================


See notes to consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. As used in these financial statements the term "Company" refers to Isramco, Inc. and Subsidiaries.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


3.       Consolidation:

         The consolidated financial statements include the account of the Company, its direct and indirect wholly owned subsidiaries Isramco Oil & Gas Ltd. ("Oil & Gas") and Isramco Underwriters, Ltd., both Israeli companies, Isramco Resources, Inc., a British Virgin Islands company and an immaterial foreign wholly owned subsidiary. All intercompany balances and transactions have been eliminated. Another wholly owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for the unit holders of a Limited Partnership and has no significant assets or operations.

4.       Research and Development:

         The research agreement with the Technion Research and Development Foundation in Israel for the development of an improved catalytic converter for automobile emissions has been completed. Research and development costs incurred during the six months ended June 30, 1995 amounted to $27,634. The Company intends to explore with potential users the viability and validity of the research results.

5.       Exploration and Development Costs:

         The Company completed drilling the Yam West 1 well on March 21, 1995. The participants, based on the analysis of electric logs, decided not to carry out any production tests and the well has been declared a dry hole. Accordingly, the Company wrote off costs associated with drilling the well of $146,142 in the six month period ended June 30, 1995.

6.       Shareholders' Equity:

         The Board of Directors approved the extension of the expiration date of the Company's Class A warrants and Class B warrants to April 16, 1996.

7.       Contingencies:

         A statement of claim was filed with the Tel-Aviv-Jaffa District Court in Israel in connection with an accident which occurred in the Yam 2 well site on January 28, 1990. The relief sought by the plaintiff is compensation in the aggregate amount of approximately $5 million. The Company's insurance coverage is $50 million with respect to any one accident or occurrence. Recently, another statement of claim was filed against the Company with the court in connection with the above accident. The defense of these claims is being handled by the insurance carrier.

         In a Statement of Claim filed in the District Court of Tel Aviv - Jaffa on December 1, 1993 (the "Claim"), the Company along with Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Dr. Joseph Elmaleh (Chairman of the Board of the Company), East Mediterranean Oil & Gas Limited, The Trust Company of Kesselman and Kesselman (Trustees 1991) Ltd. and Mr. Danny Toledano (an officer and director of the Company) have been named Defendants in a lawsuit commenced by Mr. Chaim Chazan (the "Plaintiff"). In the Statement of Claim the Plaintiff alleges damages and loss of profits arising out of his purchase of Participation Units and Warrants pursuant to the fourth and fifth Prospectuses issued by the Limited Partnership in Israel based on alleged misleading statements set forth in each Prospectus, alleged breach of obligations contained in each Prospectus and alleged misleading current reports filed with the Israeli Securities Authority and with the Tel Aviv Stock Exchange. The dollar amount of the Claim is between $238,000 and $566,000. Plaintiff has requested that the court recognize the Claim as a class action. If so recognized, the Plaintiff values the damages and loss of profits to the class to be between $13,832,000 and $32,880,000. It is the Company's intention to vigorously defend against this claim. Based on the opinion of counsel, management believes that it is too early in the proceedings to determine whether any liability will inure to the Company.

8.       Income Taxes:

         There is no income tax expense for the six months ended June 30, 1995 because the deferred tax asset valuation allowance was reduced by approximately $456,000 for federal income taxes on the income which would have otherwise been provided for.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The decrease in the Company's consolidated cash including cash equivalents of $363,498 from $17,339,105 at December 31, 1994 to $16,975,607 at June 30, 1995
is the result of net cash outflows of $207,318 from operating activities and $156,180 cash outflows from investing activities.

In the six month period ended June 30, 1995 the Company invested $156,635 in exploration for oil and gas, mainly in the drilling of the Yam West 1 well offshore in the Med Yavne License. The Company invested $55,438 more in exploration for oil and gas in the six month period ended June 30, 1994, during which the Company invested in the drilling of the Yam Yaffo 1 well and in the drilling and testing of the Bessor 1 well.

In the six month period ended June 30, 1995 the Company had net cash outflow from the purchase and sales of marketable securities of $1,102,727 as compared to net cash outflow of $518,669 in the six month period ended June 30, 1994. The activities in the securities market are primarily influenced by the market prices over which the Company has no control. The Company acquired in the three month period ended June 30, 1995 shares of J.O.E.L. - Jerusalem Oil Exploration Limited ("JOEL") traded on the Tel Aviv Stock Market at a cost of approximately $905,000. The Company holds 5.47% of the issued and outstanding common stock of JOEL.

The Company financed its operations during the six month periods ended June 30, 1995 and 1994 from its own funds and did not need to use any lines of credit or loans. The Company does not presently have any lines of credit with any institution. The Company believes that it has sufficient funds to fulfill its present capital requirements.

The research agreement with the Technion Research and Development Foundation in Israel for the development of an improved catalytic converter for automobile emissions has now been completed. During the six month periods ended June 30, 1995 and 1994, the Company expended $27,634 and $55,747, respectively, in connection with this agreement. The Company intends to explore with potential users the viability and validity of the research results.

Results of Operations

The Company reported net income of $1,409,349 ($0.05 per share) in the six month period ended June 30, 1995 compared to net loss of $1,074,201 ($0.04 per share) in the six month period ended June 30, 1994.

The gain in the six month period ended June 30, 1995 is a result of income from operator's fees, interest, gains from a rise in value of marketable securities in this period and office services to a related party. Part of the gain is offset by losses from the amount of exploration cost written off, general and administrative expenses and operator expenses.

During the six month period ended June 30, 1995 the Company continued to participate in work programs in the Bessor Carveout Venture, the Negev Med Venture and the Yam Carveout Venture. The Company holds a 1.0043% working interest in each of the Petroleum Assets held by the various ventures.

Negev Med Venture

(A)      Yam West 1 Well (within the Med Yavne License)

         On March 21, 1995 the Yam West 1 well, which had reached a final depth of 17,225 feet was declared a dry hole. The cost of drilling the Yam West 1 well was approximately $23.5 million. (The Company's share is 1.0043%).

(B)      Yam Yaffo 1 Well (within the Med Tel Aviv License)

         During the drilling of the Yam Yaffo 1 well, a question was raised concerning the participants' possible Israeli tax obligations on payments to foreign contractors involved in the drilling and testing operations. After discussion with the income tax authorities, no tax payments were required to be made in this regard.

(C)      Seismic Survey and Acquisition

         During 1994, two seismic surveys were carried out. A total of 1,066 kilometers were shot in the Med Tel Aviv, Med Yavne, Med Hasharon, Med Hadera and Med Ashdod licenses at a cost of approximately $1.33 million (of which the Company's share is approximately $13,000). The data acquired, together with former seismic data and the data acquired from drilling Yam Yaffo 1 and Yam West 1, is now being interpreted and mapped.

         Authorization for Expenditure (AFE) in the Negev Med Licenses


                                                    Total Accumulated
                                                      Expenses from
                                                      Inception Date
                                      Expended in      of Licenses
License              AFE        January-June 1995    from May 1, 1993   Company's Share
-------        --------------   -----------------    ----------------   ---------------
Med Tel Aviv   (*)$38,843,000      $    (3,277)         $37,886,486        $380,494
Med Yavne          24,724,000       14,163,533           23,506,346         236,074
Med Hasharon        1,305,000          162,501            1,079,590          10,842
Med Hadera            710,000           98,728              553,084           5,555
Med Ashdod            690,000          115,318              612,688           6,153
                  -----------      -----------          -----------        --------
                  $66,272,000      $14,536,803          $63,638,194        $639,118

--------------
(*) $6 million that were approved for possible Israeli tax payment was deducted from the total AFE.

The Yam Carveout Venture (within the Negev Ashquelon License)

The participants in the Yam Carveout Venture previously approved the drilling of the Yam 3 well to a target depth of approximately 19,300 feet, subject to obtaining all governmental approvals, at the estimated cost of $25 million for a dry hole plus $3 to $4 million for testing, if required. Authorizations for Expenditure (AFE) in the amount of $2.9 million have been approved for preparatory work and for the purchase of casing and wellhead equipment (the Company's share is 1.0043%). Since no approval has been obtained from the Ministry of Defense to drill the Yam 3 to date no major preparation work has been performed. During the six month period ended June 30, 1995 the Yam Carveout expenses were $39,347. The Company's share is 1.0043% or $395.

In January 1995 at the participants' request, the term of the Negev Ashquelon License (including the Yam Carveout) was extended to January 30, 1996. The Petroleum Commissioner in granting the requested extension indicated in writing to the participants that he had the authority to extend the term of this license for an additional two years should there be necessity and justification under law.

On May 7, 1995 in response to the participants' further request, the Petroleum Commissioner notified the participants in writing that he has decided to postpone the required spudding date for the Yam 3 well (as established under the conditions of the "Negev Ashquelon" license) to the next drilling phase which according to the conditions of the offshore licenses should occur towards the middle of 1996. The Commissioner noted in his May 7, 1995 letter that the participants in the offshore licenses have the option to drill Yam 3 in sequence with other wells that are planned in the other offshore licenses provided that Yam 3 is the first in the sequence, unless the participants are prevented to do so by governmental authorities.

According to the terms of the license the participants are required to pre-coordinate their activities in the license area on a "timely" basis with a number of government authorities. Should this coordination not be attainable within the license term the license may expire without the Yam 3 well being drilled. As of this date the Ministry of Defense has not approved the drilling of the Yam 3 well.

The Bessor Carveout Venture (within the Negev Nirim License)

On February 9, 1995 the participants in the Bessor Carveout Venture relinquished the Negev Nirim License (including the Bessor Carveout) to the Ministry of Energy. The Operator is presently winding up the affairs of the Bessor Carveout Venture. The total expenses of the Bessor Carveout from inception date to June 30, 1995 were $6,542,211. The Company's share was 1.0043% or $65,703.

Kishon License

On May 9, 1995 the Company relinquished the Kishon License onshore Israel to the Ministry of Energy. In the six month period ended June 30, 1995 the Company expended approximately $4,000 in the license area.

Future Activities

The exploration work program presently consists mainly of seismic interpretation and mapping and on carrying out additional seismic surveys and other studies as may be required. The current work program will be sufficiently completed by the beginning of 1996 to evaluate all prospects in the different licenses and to rank them according to the probability of finding commercial quantities of oil or gas before any further drilling is recommended.

If a decision is taken to drill one or more prospects, depending on the availability of equipment and appropriate drilling rig and subject to approval of governmental authorities, where required, a well would be spudded in the second half of 1996.

Operator's Fees

In the six month period ended June 30, 1995, the Company earned Operator's fees of $676,770 above the minimum monthly compensation (which was $234,000 for six months) primarily from the drilling of the Yam West 1 well. In the six month period ended June 30, 1994, the Company earned Operator's fees of $1,122,630 above the minimum monthly compensation (which was $42,000 per month for six months or $253,000), primarily from the Yam Yaffo 1 well. The Company believes that Operator's fees during July - December 1995 will be significantly lower and will be based mainly on the minimum monthly compensation which now is $36,000 per month.

Interest Income

Interest income increased in the six and three month periods ended June 30, 1995 compared to interest income in the six and three month period ended June 30, 1994, due to larger cash and cash equivalent balance on the Company had during the reporting period.

Gain on Marketable Securities

In the six month period ended June 30, 1995 the Company had gains from marketable securities or $530,443 comprised of $534,796 from unrealized holding gains and $4,353 from realized losses.

Exploration Cost

The drilling of the Yam West 1 was completed and declared a dry hole in March 1995. In the six month period ended June 30, 1995, the Company wrote off $146,676 in connection with the Negev Med Venture. In the six month period ended June 30, 1994, the Company wrote off $14,830 in connection with the drilling of the Bessor 1 well and the geophysical activities in the Negev Med Venture.

Operator's Expenses

Operator's expenses decreased in the six and three month periods ended June 30, 1995 as compared to the six and three month periods ended June 30, 1994, mainly as a result of a decrease in the dollar exchange rate to the Israeli shekel and bonuses paid to employees during the six month period ended June 30, 1994.

General and Administrative Expenses

General and administrative expenses decreased in the six and three month periods ended June 30, 1995 as compared to the six and three month periods ended June 30, 1994, primarily as a result of decrease in consulting and professional fees. Part of the decrease was offset by U.S. income taxes and payment of fees for accounting services for the previous year.

Environment

In oil exploration activities there is always the possibility that pollution or seepage may occur. The Company with its participants hold insurance policies for this risk in the amount of $100 million.

Income Taxes

There is no income tax expense for the six months ended June 30, 1995 because the deferred tax asset valuation allowance was reduced by approximately $456,000 for federal income tax on the income which would have otherwise been provided for.

                                  ISRAMCO, INC.

                           PART II. OTHER INFORMATION

Item 6.  Reports on Form 8-K

         Form 8-K for the month of June, 1995 dated June 21, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             ISRAMCO, INC.


                                                  ISRAMCO, INC.
                                                  (Registrant)

Date:   August 9, 1995

                                             By: /s/  JOSEPH ELMALEH
                                                 -----------------------------
                                                    (Signature)
                                                    Joseph Elmaleh
                                                    Chairman of the Board
                                                    Chief Executive Officer
                                                    Chief Financial Officer and
                                                    Chief Accounting Officer

                                EXHIBIT INDEX


                    Exhibit 27  -  Financial Data Schedule