Form 10-Q
period 1995-09-30
ISRAMCO INC
filed 1995-11-14
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended September 30, 1995             Commission File No.  283574

                                 ISRAMCO, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          13-3145265
          (State or other jurisdiction of       (I.R.S.Employer I.D. No.)
           incorporation or organization)

            800 Fifth Avenue, Suite 21D, New York, New York   10021
                (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 212-888-0200

                                 NOT APPLICABLE
         (Former name, former address and formal fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X             No
                         ---------            ---------
26,691,198 Common Shares were outstanding as of September 30, 1995.

                                 ISRAMCO, INC.

                                     INDEX

                                                                        PAGE NO.
Part I.  Financial Information

Item 1.  Financial statements

         Consolidated balance sheets:

                  - September 30, 1995 (unaudited)
                  - December 31, 1994                                         2

         Consolidated statements of operations:

                  - Three months ended September 30, 1995 and 1994
                    (unaudited)

                  - Nine months ended September 30, 1995 and 1994
                    (unaudited)                                               3

         Consolidated statements of cash flows:

                  - Nine months ended September 30, 1995 and 1994
                    (unaudited)                                               4

         Notes to condensed consolidated financial statements               5-7

Item 2.  Management's discussion and analysis of financial
         statements                                                        8-13

Part II. Other information
         Signatures                                                          14

ISRAMCO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                           September 30,       December 31,
                                                               1995                1994
                                                           ---------------------------------
                                                            (unaudited)
ASSETS

Current assets:

Cash including cash equivalents                           $ 17,166,699         $ 17,339,105

Marketable securities, at market                             5,417,112            4,360,596

Prepaid expenses and other                                     258,046              225,611
                                                          ------------         ------------
         Total current assets                               22,841,857           21,925,312

Exploration in progress                                              0                    0

Equipment, less accumulated depreciation
 of $91,030 and $65,229 at September 30, 1995
 and December 31, 1994, respectively                           141,438              151,932
                                                          ------------         ------------
                                                          $ 22,983,295         $ 22,077,244
                                                          ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                     $    291,134         $    449,513

Shareholders' equity:

Common stock, $0.01 par value;
 authorized 75,000,000 shares, issued
 and outstanding 26,691,198 shares at
 September 30, 1995 and December 31, 1994                      266,912              266,912

Additional paid-in capital                                  25,927,635           25,927,635
Accumulated deficit                                         (3,502,386)          (4,566,816)
                                                          ------------         ------------

                                                            22,692,161           21,627,731
                                                          ------------         ------------

                                                          $ 22,983,295         $ 22,077,244
                                                          ============         ============

See notes to the consolidated financial statements.

ISRAMCO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                        1995          1994             1995          1994
                                                    --------------------------     --------------------------
REVENUES:

Operator fees from related party                      $  101,930   $  903,727       $ 1,012,700   $2,278,357
Interest income                                          265,457      198,775           827,581      507,212
Gain (loss) on marketable securities                    (435,779)     404,898            94,664   (1,670,067)
Office services to related party and other               105,019      109,171           322,306      329,935
Underwriting fee                                               0       90,620                 0       90,620
                                                      -----------   ---------       -----------   ----------

                                                          36,627    1,707,191         2,257,251    1,536,057
                                                      -----------   ---------       -----------   ----------

EXPENSES:

Interest expense                                           1,377         (813)            2,637        2,518
Depreciation                                              10,203       10,257            29,466       28,076
Exploration costs                                          9,798      331,074           166,433      355,243
Operator expense                                         173,000      124,823           396,906      492,559
General and administrative - in part to
 related parties                                         187,162      173,749           569,745      608,014
Research and development                                       0       26,928            27,634       82,675
                                                      ----------    ---------       -----------   ----------

                                                         381,540      666,018         1,192,821    1,569,085
                                                     -----------    ---------       -----------  -----------


Net income (loss)                                    ($  344,913)  $1,041,173       $ 1,064,430 ($    33,028)
                                                     ===========   ==========       ===========  ===========

Income (loss) per common share:

Primary and fully diluted                                 ($0.01)       $0.04       $      0.04  $         0
                                                     ===========   ==========       ===========  ===========

Weighted average number of shares:

Primary and fully diluted                             26,691,198   26,644,042        26,691,198   26,574,162
                                                     ===========   ==========       ===========  ===========

See notes to the consolidated financial statements.

ISRAMCO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                      1995          1994
                                                                                 ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $ 1,064,430   ($     33,028)
ADJUSTMENT TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation                                                                           29,466         28,076
Exploration costs                                                                     166,433        355,243
(Gain) loss on marketable securities                                                  (94,664)     1,670,067
(Gain) loss on sale of equipment                                                          473         (2,424)
CHANGES IN ASSETS AND LIABILITIES:
Prepaid expenses and other current assets                                             (32,435)      (308,645)
Accounts payable and accrued expenses                                                (158,379)        16,944
Purchase of marketable securities                                                  (2,172,112)
Proceeds from sale of marketable securities                                         1,210,260      8,915,636
                                                                                 ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              13,472        527,421
                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development costs                                                    (166,433)      (364,403)
Purchase of equipment                                                                 (20,531)       (67,797)
Proceeds from sale of equipment                                                         1,086         23,082
                                                                                 ------------   ------------


NET CASH (USED IN) INVESTING ACTIVITIES                                              (185,878)      (409,118)
                                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock pursuant
 to exercise of warrants and options                                                        0        296,813
                                                                                 ------------   ------------
Net increase (decrease) in cash and cash equivalents                                 (172,406)       415,116
Cash and cash equivalents, beginning of period                                     17,339,105     16,666,735
                                                                                 ------------   ------------
Cash and cash equivalents, end of period                                          $17,166,699    $17,081,851
                                                                                 ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                         $      2,637   $      2,518
                                                                                 ============   ============

See notes to consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. As used in these financial statements the term "Company" refers to Isramco, Inc. and Subsidiaries.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


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

4.       Research and Development:

         The research agreement with the Technion Research and Development Foundation in Israel for the development of an improved catalytic converter for automobile emissions has been completed. Research and development costs incurred during the nine months ended September 30, 1995 amounted to $27,634. The Company has decided to discontinue further funding of this project.

5.       Contingencies:

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

         In a Statement of Claim filed in the District Court of Tel Aviv - Jaffa on December 1, 1993 (the "Claim"), the Company along with Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Dr. Joseph Elmaleh (Chairman of the Board of the Company), East Mediterranean Oil & Gas Limited, The Trust Company of Kesselman and Kesselman (Trustees 1991) Ltd. and Mr. Danny Toledano (an officer and director of the Company) and others have been named Defendants in a lawsuit commenced by Mr. Chaim Chazan (the "Plaintiff"). In the Statement of Claim the Plaintiff alleges damages and loss of profits arising out of his purchase of Participation Units and Warrants pursuant to the fourth and fifth Prospectuses issued by the Limited Partnership in Israel based on alleged misleading statements set forth in each Prospectus, alleged breach of obligations contained in each Prospectus, alleged misleading current reports filed with the Israeli Securities Authority and with the Tel Aviv Stock Exchange, and for activities as underwriters and/or in any other manner. The dollar amount of the Claim is between $238,000 and $566,000. Plaintiff has requested that the court recognize the Claim as a class action. If so recognized, the Plaintiff values the damages and loss of profits to the class to be between $13,832,000 and $32,880,000.

         On September 20, 1995 the Plaintiff filed an application to amend his application for approval of the Claim as a class action. In the amendment application, among other things, it was contended that the Defendants concealed from the public information regarding the results of a seismic survey that was conducted in November 1991 and used such information internally to gain a profit. The Plaintiff also requested a hearing on his application for the approval of the Claim as a class action.

         On September 19, 1995, Plaintiff filed an additional application for an attachment order without any security and/or guaranty on all monies and/or rights and/or assets obtained by any of the Defendants up to the amount of $28,200,000. In Plaintiff's application, among other things, it was contended by Plaintiff that until his Claim could be resolved, the new shareholder who has acquired shares in Jerusalem Oil Exploration Ltd. might deplete the assets of the companies which it controls. On September 21, 1995, the Plaintiff filed a supplementary application requesting that the Defendants provide a guaranty for $28,200,000 and also requested the issuance of a provisional attachment order against the Defendants.

         It is the Company's intention to vigorously defend against this claim. Based on the opinion of counsel, management believes that it is too early in the proceedings to determine whether any liability will inure to the Company.

6.       Income Taxes:

         There is no income tax expense for the nine months ended September 30, 1995 because the deferred tax asset valuation allowance was reduced by approximately $381,000 primarily for federal income taxes on the income which would have otherwise been provided for.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The decrease in the Company's consolidated cash including cash equivalents of $172,406 from $17,339,105 at December 31, 1994 to $17,166,699 at September 30,
1995 is the result of net cash outflows of $185,878 from investing activities and $13,472 cash inflows from operating activities.

In the nine month period ended September 30, 1995 the Company invested $166,433 in exploration for oil and gas, mainly in the drilling of the Yam West 1 well offshore in the Med Yavne License. The Company invested $197,970 more in exploration for oil and gas in the nine month period ended September 30, 1994, during which the Company invested in the drilling and testing of the Yam Yaffo 1 well and in the drilling and testing of the Bessor 1 well.

In the nine month period ended September 30, 1995 the Company had net cash outflow from the purchase and sales of marketable securities of $961,852 as compared to net cash outflow of $1,198,812 in the nine month period ended September 30, 1994. The activities in the securities market are primarily influenced by the market prices over which the Company has no control. The Company acquired in the nine month period ended September 30, 1995 3,027,297 shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL") traded on the Tel Aviv Stock Market at a cost of approximately $975,000 increasing its holdings to 5.5% of the issued and outstanding common stock of JOEL.

The Company financed its operations during the nine month periods ended September 30, 1995 and 1994 from its own funds and did not need to use any lines of credit or loans. The Company does not presently have any lines of credit with any institution. The Company believes that it has sufficient funds to fulfill its present capital requirements.

The research agreement with the Technion Research and Development Foundation in Israel for the development of an improved catalytic converter for automobile emissions has now been completed. During the nine mont periods ended September 30, 1995 and 1994, the Company expended $27,634 and $82,675, respectively, in connection with this agreement. The Company has decided to discontinue further funding of this project.

Results of Operations

The Company reported net income of $1,064,430 ($0.04 per share) in the nine month period ended September 30, 1995 compared to net loss of $33,028 ($0.00 per share) in the nine month period ended September 30, 1994.

The gain in the nine month period ended September 30, 1995 is a result of income from operator's fees, interest, gains from a rise in value of marketable securities in this period and office services to a related party. Part of the gain is offset by losses from the amount of exploration cost written off, general and administrative expenses and operator expenses.

During the nine month period ended September 30, 1995 the Company continued to participate in work programs in the Bessor Carveout Venture, the Negev Med Venture and the Yam Carveout Venture. The Company holds a 1.0043% working interest in each of the Petroleum Assets held by the various ventures.

Negev Med Venture

(A)   Yam West 1 Well (within the Med Yavne License)

      On March 21, 1995 the Yam West 1 well, which had reached a final depth of 17,225 feet was declared a dry hole. The cost of drilling the Yam West 1 well was approximately $23.6 million. (The Company's share is 1.0043%).

(B)   Seismic Survey and Acquisition

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

      Authorization for Expenditure (AFE) in the Negev Med Licenses


                                                                 Total Accumulated
                                                                 Expenses from
                                             Expended in         Inception date
                                             January -           of Licenses
License                     AFE              September 1995      (May 1, 1993)    Company's Share
-------                     ---              --------------      -------------    ---------------
Med Tel Aviv                $38,958,000      $   128,201            $38,017,964         $381,814

Med Yavne                    24,724,000       14,350,155             23,692,968          237,948

Med Hasharon                  1,305,000          230,694              1,147,783           11,527

Med Hadera                      710,000          146,917                601,273            6,039

Med Ashdod                      690,000          142,053                639,423            6,422
                            -----------      -----------            -----------         --------

                            $66,387,000      $14,998,020            $64,099,411         $643,750

The Yam Carveout Venture (within the Negev Ashquelon License)

The participants in the Yam Carveout Venture previously approved the drilling of the Yam 3 well to a target depth of approximately 19,300 feet, subject to obtaining all governmental approvals, at the estimated cost of $25 million for a dry hole plus $3 to $4 million for testing, if required. Authorizations for Expenditure (AFE) in the amount of $2.9 million have been approved for preparatory work and for the purchase of casing and wellhead equipment (the Company's share is 1.0043%). Since no approval has been obtained from the Ministry of Defense to drill the Yam 3 to date no major preparation work has been performed. During the nine month period ended September 30, 1995 the Yam Carveout expenses were $59,027. The Company's share is 1.0043% or $593.

In January 1995 at the participants' request, the term of the Negev Ashquelon License (including the Yam Carveout) was extended to January 30, 1996. The Petroleum Commission in granting the requested extension indicated in writing to the participants that he had the authority to extend the term of this license for an additional two years should there be necessity and justification under law.

On May 7, 1995 in response to the participants' further request, the Petroleum Commissioner notified the participants in writing that he has decided to postpone the required spudding date for the Yam 3 well (as established under the conditions of the "Negev Ashquelon" license) to the next drilling phase which according to the conditions of the offshore licenses should occur towards the end of 1996. The Commissioner noted in his May 7, 1995 letter that the participants in the offshore licenses have the option to drill Yam 3 in sequence with other wells that are planned in the other offshore licenses provided that Yam 3 is the first in the sequence, unless the participants are prevented to do so by governmental authorities.

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

The Bessor Carveout Venture (within the Negev Nirim License)

On February 9, 1995 the participants in the Bessor Carveout Venture relinquished the Negev Nirim License (including the Bessor Carveout) to the Ministry of Energy. The Operator is presently winding up the affairs of the Bessor Carveout Venture. The total expenses of the Bessor Carveout from inception date to September 30, 1995 were $6,544,914. The Company's share was 1.0043% or $65,731.

Kishon License

On May 9, 1995 the Company relinquished the Kishon License onshore Israel to the Ministry of Energy. In the nine month period ended September 30, 1995 the Company expended approximately $6,000 in the license area.

Future Activities

The exploration work program presently consists mainly of seismic interpretation and mapping and on carrying out additional seismic surveys and other studies as may be required. The current work program will be sufficiently completed by the beginning of 1996 to evaluate various prospects in the different licenses and to rank them according to the probability of finding commercial quantities of oil or gas before any further drilling is recommended.

If a decision is taken to drill one or more prospects, depending on the availability of equipment and appropriate drilling rig and subject to approval of governmental authorities, where required, a well would most probably be spudded no earlier than the last quarter of 1996.

Operator's Fees

In the nine month period ended September 30, 1995, the Company earned Operator's fees of $670,700 above the minimum monthly compensation (which was $342,000 for nine months) primarily from the drilling of the Yam West 1 well. In the nine month period ended September 30, 1994, the Company earned Operator's fees of $1,900,357 above the minimum monthly compensation (which was $42,000 per month for nine months or $378,000), primarily from the Yam Yaffo 1 well. The Company believes that Operator's fees during October - December 1995 will be significantly lower and will be based mainly on the minimum monthly compensation which now is $36,000 per month.

Interest Income

Interest income increased in the nine and three month periods ended September 30, 1995 compared to interest income in the nine and three month periods ended September 30, 1994, due to both higher average interest rates and higher average investment balances.

Gain on Marketable Securities

In the nine month period ended September 30, 1995 the Company had gains from marketable securities of $94,664 comprised of $113,759 from unrealized holding losses and $208,422 from realized gains.

Exploration Cost

The drilling of the Yam West 1 was completed and declared a dry hole in March 1995. In the nine month period ended September 30, 1995, the Company wrote off $150,625 in connection with the Negev Med Venture. In the nine month period ended September 30, 1994, the Company wrote off $346,510 in connection with the drilling and testing of the Bessor 1 well and the Yam Yaffo 1 well and the geophysical activities in the Negev Med Venture.

Operator's Expenses

Operator's expenses decreased in the nine month period ended September 30, 1995 as compared to the nine month period ended September 30, 1994, mainly as a result of a decrease in the dollar exchange rate to the Israeli shekel, recharges of expenses from the Negev Med Venture and bonuses paid to employees during the nine month period ended September 30, 1994. Operator's expenses increased in the three month period ended September 30, 1995 as compared to the three month period ended September 30, 1994 mainly as result of bonuses paid to employees during the three month period ended September 30, 1995.

General and Administrative Expenses

General and administrative expenses decreased in the nine month period ended September 30, 1995 as compared to the nine month period ended September 30, 1994, primarily as a result of decrease in consulting and professional fees. Part of the decrease was offset by U.S. income taxes and payment of fees for accounting services for the previous year, increase in the monthly rent payments for the company offices and travel expenses.

Income Taxes

There is no income tax expenses for the nine months ended September 30, 1995 because the deferred tax asset valuation allowance was reduced by approximately $381,000 primarily for federal income tax on the income which would have otherwise been provided for.

Legal Matters

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

In a Statement of Claim filed in the District Court of Tel Aviv - Jaffa on December 1, 1993 (the "Claim"), the Company along with Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Dr. Joseph Elmaleh (Chairman of the Board of the Company), East Mediterranean Oil & Gas Limited, The Trust Company of Kesselman and Kesselman (Trustees 1991) Ltd. and Mr. Danny Toledano (an officer and director of the Company) and others have been named Defendants in a lawsuit commenced by Mr. Chaim Chazan (the "Plaintiff"). In the Statement of Claim the Plaintiff alleges damages and loss of profits arising out of his purchase of Participation Units and Warrants pursuant to the fourth and fifth Prospectuses issued by the Limited Partnership in Israel based on alleged misleading statements set forth in each Prospectus, alleged breach of obligations contained in each Prospectus, alleged misleading current reports filed with the Israeli Securities Authority and with the Tel Aviv Stock Exchange, and for activities as underwriters and/or in any other manner. The dollar amount of the Claim is between $238,000 and $566,000. Plaintiff has requested that the court recognize the Claim as a class action. If so recognized, the Plaintiff values the damages and loss of profits to the class to be between $13,832,000 and $32,880,000.

On September 20, 1995 the Plaintiff filed an application to amend his application for approval of the Claim as a class action. In the amendment application, among other things, it was contended that the Defendants concealed from the public information regarding the results of a seismic survey that was conducted in November 1991 and used such information internally to gain a profit. The Plaintiff also requested a hearing on his application for the approval of the Claim as a class action.

On September 19, 1995, Plaintiff filed an application for an attachment order without any security and/or guaranty on all monies and/or rights and/or assets obtained by any of the Defendants up to the amount of $28,200,000. In Plaintiff's application, among other things, it was contended by Plaintiff that until his Claim could be resolved, the new shareholder who has acquired shares in JOEL might deplete the assets of the companies which it controls. On September 21, 1995, the Plaintiff filed a supplementary application requesting that the Defendants provide a guaranty for $28,200,000 and also requested the issuance of a provisional attachment order against the Defendants.

It is the Company's intention to vigorously defend against this claim. Based on the opinion of counsel, management believes that it is too early in the proceedings to determine whether any liability will inure to the Company.

                                 ISRAMCO, INC.

                          PART II.  OTHER INFORMATION

Item 6.    Reports on Form 8-K

           Form 8-K for the month of July, 1995 dated July 11, 1995;

           Form 8-K for the month of July, 1995 dated July 26, 1995;

           Form 8-K for the month of August, 1995 dated September 11, 1995;

           Form 8-K for the month of September, 1995 dated September 27, 1995.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ISRAMCO, INC.

                                            ----------------------------------
                                                 (Registrant)

Date:   November 13, 1995

                                            By: /s/Joseph Elmaleh
                                               -------------------------------
                                                 (Signature)

                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                            By: /s/Danny Toledano
                                               -------------------------------
                                                 (Signature)

                                                 Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule