Form 10-K405
period 1995-12-31
ISRAMCO INC
filed 1996-03-29
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             -------------------------------------------------------

                                    FORM 10-K
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] or

[   ]       Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 [No Fee Required]

For the Calendar Year ended December 31, 1995

Commission File Number 2-83574

                                  ISRAMCO, INC.
                                  (Registrant)

                 Delaware                            13-3145265
      (State of other jurisdiction        (I.R.S. Employer Identification No.)
             of incorporation)

               800 Fifth Avenue, Suite 21-D, New York, N.Y. 10021
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 888-0200

                  ---------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock - $.01 par value
                                                   Class A Redeemable Warrants
                                                   Class B Redeemable Warrants

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $9,410,511 as of March 12, 1996, based upon the closing bid price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   26,691,198 shares of Common Stock were Issued and Outstanding as of March 12, 1996.

ITEM 1. AND ITEM 2.  BUSINESS AND PROPERTIES

HISTORY

        The Company since its formation in 1982 has been active in the exploration of oil and gas in Israel. From 1982 to 1985 the Company with certain affiliated entities and other participants expended approximately $8.5 million for oil and gas exploration in Israel and drilled four wells onshore Israel. The Company's share of these expenditures was approximately $2.8 million. Although oil was discovered at the Gurim 4 and 5 wells, only approximately 9,000 barrels have been produced and none of the wells sustained commercial production.

        The Company with related and unrelated parties formed the Negev 1 Venture in 1985 to continue oil and gas exploration activities in Israel. These parties included: certain affiliates of the Company, J.O.E.L.-Jerusalem Oil Exploration Ltd. ("JOEL"), Southern Shipping and Energy (U.K.) ("SSE (U.K.)"), Pass-port Ltd. ("Pass-port"), and East Mediterranean Oil and Gas Ltd. ("EMOG"); certain unaffiliated parties, Delek - The Israel Fuel Corporation Ltd. ("Delek") and Delek Oil Exploration Ltd. ("DOEX"), and Naphta Israel Petroleum Corporation Ltd. ("Naphta"); and, certain unaffiliated parties, HEI Oil and Gas Ltd., a California limited partnership, Donesco Venture Fund One, Mazal Oil Inc., and L.P.S. Israel Oil Inc. (collectively the "HEI Group").

        The participants in the Negev 1 Venture expended approximately $19.2 million for oil and gas exploration activities including seismic exploration and drilled two wells, both of which were dry holes. The Company's share of these expenditures was approximately $576,000. The Negev 1 Venture received no revenues from its activities.

        Following the expiration of the Negev 1 Venture in 1988, the same participants formed the Negev 2 Venture. Among other petroleum rights, the government of Israel granted to the participants in the Negev 2 Venture the Negev Ashquelon and the Negev Nirim licenses. See "Summary Description of Venture - Negev 2 Venture". See "Table of Oil and Gas Ventures".

        In 1988 the Company became the Operator of the Negev 2 Venture and subsequently became the Operator of the Bessor Carveout Venture, the Yam Carveout Venture, and the Negev Med Venture. In 1996 the Company became the Operator of the Shederot Venture.

THE OPERATOR

        The Company, as the Operator of the Negev 2 Venture, the Negev Med Venture, the Bessor Carveout Venture (which wound down in 1995), the Yam Carveout Venture and the Shederot Venture, is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Tel Aviv, Israel. With eight full-time employees, outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a Joint Operating Agreement.

        The Operator charges each Venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each Venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or a minimum compensation of $6,000 per each License. During the year ending December 31, 1995 the Company was paid fees of $18,000 as the Operator of the Bessor Carveout Venture, fees of $1,024,980 in connection with the Negev Med Venture and fees of $72,000 in connection with the Yam Carveout Venture. Due to the fact that there is no present activity being conducted by the Negev 2 Venture, the Company has waived its Operator's fee for the Negev 2 Venture participants. On February 6, 1995 the participants in the Bessor Carveout Venture ceased all exploration activities and relinquished the Negev Nirim License (including the Bessor Carveout) to the Ministry of Energy. As a result of the formation of the Yam Carveout Venture, the Company anticipates that there will be no further exploration activities conducted by the Negev 2 Venture and the Company believes that it will receive no further Operator's fees from this Venture. The Shederot Venture was formed in January 1996. See "Material Agreements". Excluding the Bessor Carveout Venture the minimum monthly Operator's fee is currently $42,000 per month.

GENERAL PARTNER FOR THE NEGEV 2 LIMITED PARTNERSHIP

        In 1989 the Company formed in Israel the Negev 2 Limited Partnership (the "Limited Partnership") to acquire a substantial portion of the Company's working interest in the Negev 2 Venture. The Company desired to reduce the financial requirements in connection its transferred working interests and to remain an active participant in the Negev 2 Venture. In exchange for the Working Interests, the Limited Partnership paid to the Company $700,000 and granted to the Company certain Overriding Royalties. In 1992, the Company transferred to the Limited Partnership additional rights in the Negev Ashquelon License, the Bessor Carveout, and the Negev Med Permit with Priority Rights (now the Med Tel Aviv License, the Med Yavne License, the Med Ashdod License, the Med Hadera License, the Med Hasharon License) in exchange for additional Overriding Royalties and reimbursement of expenses. The Company created Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary to act as the General Partner for the Limited Partnership and formed Isramco Management (1988) Ltd., a wholly-owned subsidiary to act as the nominee holder of Limited Partnership units held by public investors in Israel. Pursuant to the Limited Partnership Agreement and the Trust Agreement, a Supervisor was appointed on behalf of the Limited Partnership unit holders, with sole authority to appoint the sole director for Isramco Management (1988) Ltd. and to supervise its activities on behalf of and for the benefit of the Limited Partnership unit holders. The control and management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders are subject to the supervision of the Supervisor and in certain instances the approval of the Limited Partnership unit holders. The firm of Igal Brightman & Co., Accountants and Mr. David Valiano, Accountant has been appointed as Supervisors. The Company currently receives a management fee of $35,000 per month for office space, management and other services provided to the Limited Partnership.

        The Company, in order to assist the Limited Partnership in the financing of its oil and gas exploration activities, has acted as offeror of Limited Partnership units to the public in Israel and has assisted the Limited Partnership in raising approximately $123 million from public in Israel. The Company and its subsidiary, Isramco Underwriters Ltd., along with other affiliated and non-affiliated companies has also acted as an underwriter for the Limited Partnership unit offerings and during the period March 1, 1992 through December 31, 1995 received underwriting fees and expense reimbursements in the approximate amount of $602,000 and fees in the amount of $160,000 for the preparation of three prospectuses for the Limited Partnership unit offerings.

        On February 29, 1996 the Limited Partnership had available $59 million to finance its share of work obligations under the Licenses with regard to the Petroleum Assets. The Limited Partnership is the largest holder of Working Interests in the Yam Carveout Venture, the Shederot Venture and the Negev Med Venture. See "Table of (Working Interests) Oil and Gas Ventures".

        In summary, the Company holds Overriding Royalties from the Limited Partnership with respect to certain of the Petroleum Assets, currently receives a management fee of $35,000 per month for office space, management and other services provided to the Limited Partnership; and has earned underwriting fees in connection with public offerings made on behalf of the Limited Partnership in Israel. It is significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets held by the Limited Partnership for the continuation of oil and gas exploration activities in Israel and to preserve the existence of its Overriding Royalties. As of December 31, 1995 the Company holds 0.01% of the issued Limited Partnership units and the Company's subsidiary, acting as General Partner for the Limited Partnership holds a 0.01% interest in the Limited Partnership.

UNDERWRITING ACTIVITIES

        In July 1993, IOG acted as the offeror and the Company acted as an underwriter for a $15 million offering to the public in Israel of participation units (plus options) of the Limited Partnership. The offering was successfully completed in October 1993 and the Limited Partnership raised approximately $14.8 million before expenses. In connection with this offering the Company received an underwriting fee of $96,000 and a fee of $90,000 for preparing the prospectus.

        In October 1993 IOG acted as the offeror and Isramco Underwriters Ltd., (a subsidiary of IOG) acted as an underwriter in a $48 million offering to the public in Israel of participation units (plus options) of the Limited Partnership. The offering was successfully completed in November 1993 and the Limited Partnership raised approximately $47.2 million before expenses. In connection with this offering the Company received an underwriting fee of $352,161 and a fee of $50,000 for preparing the prospectus.

        During 1994 Isramco Underwriters Ltd. received $90,620 as an underwriting fee in connection with the exercise of Limited Partnership options.

        The Company did not act as underwriter in any public issues during 1995.

        The Company in its capacity as the offeror or an underwriter for Limited Partnership participation units may be liable for damages caused to anyone who has purchased these securities in the event of any misleading detail in the Limited Partnership prospectus. The Company has no insurance to cover claims in this regard.

        On December 1, 1993, the Company, several of its directors, its subsidiaries (IOG and Isramco Management (1988) Ltd.), and other affiliated and non-affiliated parties in Israel were named as defendants in a proceeding filed in the District Court of Tel Aviv - Jaffa. The claim as filed among other things alleges damages and lost profits based on alleged misleading statements set forth in the fourth and fifth Prospectuses of the Limited Partnership and as well as in reports filed with the Israeli Securities Authority and the Tel Aviv Stock Exchange. See Legal Proceedings.

OIL AND GAS VENTURES AND PETROLEUM ASSETS

        The table below sets forth the Working Interests of the Company and all affiliated and non-affiliated participants in (i) the Ventures, (ii) the Petroleum Assets, (iii) the total acreage of each Petroleum Asset, and (iv) the expiration dates of each of the Petroleum Assets. The Company also holds Overriding Royalties in the Petroleum Assets. See "Table of Overriding Royalties".

                           TABLE OF (WORKING INTEREST)
                          OIL AND GAS VENTURES (1) (3)
                              (% INTEREST OF 100%)

                           Negev-2 Venture   Shederot     Yam Carveout        Negev Med
                                             Venture        Venture            Venture
                             ----------     --------      ----------          ---------

                              Negev         Shederot           Yam        Med Tel Aviv License
                            Ashquelon        License         Carveout      Med Yavne License
                             License           (6)             Area        Med Ashdod License
                             (except                       (within the     Med Hadera License
                               Yam                            Negev       Med Hasharon License
Name of                     Carveout                        Ashquelon
Participant                   Area)                          License)
-----------                   -----                          --------
                             (2)(5)                           (2)(5)


THE COMPANY (4)
---------------
The Company                 1.0043           1.0043          1.0043              1.0043
Isramco Resources Inc.     63.2457               --              --                  --

AFFILIATES
----------
Isramco-Negev 2
 Limited Partnership       10.0000          80.9957         53.0268             70.9957
JOEL                        8.0000               --          8.0000              8.0000
Pass-port                   6.0000           6.0000          6.0000              6.0000

NON-AFFILIATED ENTITIES
-----------------------
Delek Drilling
 Limited Partnership        8.0000           8.0000         21.7660              4.0000
Naphta                      3.7500           4.0000         5.10145              5.0000
Naphta
 Explorations
 Limited
 Partnership                  --               --           5.10145              5.0000

                          --------         --------        --------             -------
Total                     100.0000         100.0000        100.0000             100.000

Area                         8,000           90,000          92,000             500,000
(acres)

Expiration Date            1/30/98         12/31/98         1/30/98             6/14/96





------------------------------------
(1) Subject to the fulfillment of applicable provisions of the Israel Petroleum Law and Regulations, and the conditions and work obligations of each of the above licenses.

(2) Under the Grant Agreement with the Government of Israel, the Company is contingently obligated to repay to the Government the Grant monies in the amount of $110,000 and to pay a 6.5% Overriding Royalty on all production from the area. See "Grant Agreement with the Company".

(3) All of the Petroleum Assets are burdened by a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

(4) The Company and its subsidiaries also hold the Overriding Royalties and 0.02% of the Limited Partnership Units.

(5) Options to acquire the interests of Isramco Resources Inc. ("IRI") in the Yam Carveout Area have been granted by IRI to the other participants holding interests in the Negev Ashquelon License, if the Yam Carveout Area is cancelled or otherwise ceases to exist.

(6) The other participants were invited by Isramco-Negev 2 Limited Partnership to participate in this Venture.

OVERRIDING ROYALTIES HELD BY THE COMPANY

         The Company holds the following Overriding Royalties:

                                      TABLE
                                       OF
                              OVERRIDING ROYALTIES

                                                    On the First 10% of the
                                                Limited Partnership Share of the
From The Limited Partnership *                    following Petroleum Licenses
------------------------------                    ----------------------------

                                             Before Payout          After Payout
                                             -------------          ------------

Med Tel Aviv License                            1.06%                  13.83%
Med Yavne License                               1.06%                  13.83%
Med Ashdod License                              1.06%                  13.83%
Med Hadera License                              1.06%                  13.83%
Med Hasharon License                            1.06%                  13.83%
Negev Ashquelon License                         1.06%                  13.83%
Shederot License                                5.00%                  13.00%




* Isramco is obligated to pay to SSE (U.K.) .008243% of the first 10% before payout and .107159% of the first 10% after payout, with regard to revenues generated from the Negev Ashquelon License.


From JOEL                                             On 8% of JOEL's Interest
---------                                             ------------------------

                                                Before Payout          After Payout
                                                -------------          ------------

Negev Ashquelon License (1)                        2.5%                   12.5%



From DOEX (2)(3)                                      On 6% of DOEX's Interest
---------                                             ------------------------

                                                Before Payout          After Payout
                                                -------------          ------------

Negev Ashquelon License (1)                        2.5%                   12.5%



From Delek (2)(3)                                     On 2% of Delek's Interest
----------                                            -------------------------

                                                Before Payout          After Payout
                                                -------------          ------------

Negev Ashquelon License (1)                        2.5%                   12.5%


-------------------------------------

(1)  Including the Yam Carveout

(2) The Working Interests of Delek and DOEX have been assigned to Delek Drilling Limited Partnership.

(3) In a prospectus of the Delek Limited Partnership dated January 26, 1994 it is stated that the Interest which the Delek L.P. received from Delek and DOEX is free from any encumbrances except that Isramco, Inc. may argue that the Interests are subject to an overriding royalty. The Company has no information available to it as to why this statement is in the Delek L.P. prospectus.

     The Company has no financial obligation with regard to the Overriding Royalties, however, in the event the Limited Partnership, JOEL, Delek or DOEX fails to fund its obligation with regard to a Petroleum Asset to which an Overriding Royalty exists, the Company could lose its interest in such Overriding Royalty. See Glossary for definition of "Payout".

                                     [MAP]

                     [CAPTION: OFFSHORE & ONSHORE LICENSES]

SUMMARY DESCRIPTION OF THE VENTURES, THE PETROLEUM ASSETS,
RELATED WORK OBLIGATIONS AND EXPLORATION EFFORTS

NEGEV 2 VENTURE (NEGEV ASHQUELON LICENSE AND NEGEV NIRIM LICENSE)

        The Negev 2 Venture was formed in 1988 and its participants now hold only the Negev Ashquelon License. The Negev Nirim License was relinquished by the Negev 2 Venture participants in February of 1995.

NEGEV ASHQUELON LICENSE

        The Negev Ashquelon License relates to an area of approximately 100,000 acres in the Mediterranean Sea off the Coast of Israel as shown on the map of Petroleum Assets on page 7. Under the terms of the License the holders are required to coordinate in advance and within adequate time periods, proposed operations with various governmental authorities. The failure of governmental authorities to approve work activities could stop or delay work activities.

        The Negev 2 Venture Participants have carried out seismic exploration and have drilled two wells (Yam 1 and Yam 2) in the area of the License. In June 1989 the Yam 1 well was plugged and abandoned after two unsuccessful attempts to control an underground blowout at a depth of 10,800 feet. In October 1989 the Yam 2 well was drilled to a depth of 17,413 feet in the northwest area Ashdod. Drilling was completed on May 15, 1990 at a cost of $26,538,000. On June 2, 1990 the first production test was stopped because of mechanical difficulties resulting from extreme temperatures and extreme pressure. The findings of the test indicated that there a flow of sulphur free petroleum (47 degree API) at an initial rate of 800 barrels per day through a 20/64 inch choke at a pressure of 66 atmospheres at the wellhead. Because the rate of flow was without acid stimulation, the technical experts estimated that the stimulation might have improved the rate of petroleum flow. The Yam 2 well has been shut in (because it was non-commercial) with the possibility that it can be re-entered if required.

        The participants in the Negev 2 Venture have expended approximately $44.53 million of which the Company's share of expenditures was $495,809 of which $110,000 was funded by a grant from the Government of Israel.

        During the last phase of the Yam 2 well, the HEI Group defaulted under the Negev 2 Joint Operating Agreement by failing to make payment of its respective share of drilling costs. The HEI Group failed to pay its portion of the approved budget in the amount $1,582,628 which amount was paid by the other participants in the Venture. In order to resolve title issues caused by the HEI Groups' default, the Company formed an indirect subsidiary, Isramco Resources Inc. ("IRI") which acquired the HEI Group's interest in the Negev 2 Venture. In January of 1993 IRI and the remaining participants in the Negev 2 Venture entered into various agreements for recognizing the Bessor "Sole Risk" (in the Negev Nirim License) and the Yam Carveout "Sole Risk" in the Yam Carveout Area (in the Negev Ashquelon License) and the cancellation of the $1.58 million debt of the HEI Group which IRI had assumed under Deeds of Assignment. See
"Material Agreements".

        Pursuant to an Annulment of Forfeiture and Ratification Agreement dated January 6, 1993 between all of the participants in the Negev Ashquelon License (with the exception of IRI) the Yam Carveout Area was created within the Negev Ashquelon License. IRI decided not to participate in the Yam Carveout and all of its rights were automatically transferred to the other participants. The Yam Carveout was approved and registered by the Petroleum Commissioner (the "Commissioner") in February of 1993. See "Yam Carveout Venture".
See "Material Agreements".

        The Negev Ashquelon License was granted on January 31, 1989. Pursuant to the Petroleum Law of 1952, a license cannot be extended for a period in excess of seven years from the date of its grant. In January 1995, the Commissioner extended the term of the Negev Ashquelon License to January 30, 1996 (including the Yam Carveout which is in this License Area). At the time of notification of the extension, the Commissioner informed the participants in the License that due to the Ministry of Defense's refusal to enable the participants to carry out activities in the License Area for a period of two years (during 1993 and 1994) that the Commissioner had decided that this period would not be considered as part of the license period and that he had the authority to extend the License for a further two years (i.e., until January 30, 1998) should there be a necessity and justification according to the law. In December 1995 the Negev Ashquelon License (including the Yam Carveout) was extended to January 30, 1998 with the stipulations that: by April 1, 1996 an agreement with a drilling contractor regarding the drilling of a well in the license area must be submitted to the Commission (the Company has commenced discussions with the Commissioner to extend this date); a well of up to 1,500 meters in depth would have to be spudded by October 1, 1996; and, that a deeper well would have to be spudded by April 1, 1997. The failure to commence drilling without the receipt of an extension from the Commissioner may be regarded as a breach of the terms of the license and the Commissioner has the power to rescind this license. In addition, the License holders have the obligation to pre-coordinate their activities in the License Area on a timely basis with a number of governmental authorities. Should this coordination not be possible within the License period, the License may expire without the Yam 3 being drilled.

        At the present time, there are no other activities being conducted by the Negev 2 Venture participants in the Negev Ashquelon License Area outside of the Yam Carveout Area and it is anticipated that there will be no further exploration activities under the Negev 2 Venture as a result of the formation of the Yam Carveout Venture. See "Yam Carveout Venture".

YAM CARVEOUT VENTURE (WITHIN THE NEGEV ASHQUELON LICENSE)

        In 1993 the participants in the Negev Ashquelon License formed the Yam Carveout Venture by delineating the Yam Carveout Area within the Negev Ashquelon License Area as a "Sole Risk" operation for the purposes of drilling the Yam 3 well. All the participants in the Negev Ashquelon License with the exception of IRI, responded to the "Sole Risk" Notice and decided to participate in the Yam Carveout. IRI's rights in the Yam Carveout were transferred to the other participants. The "Sole Risk" Agreement is effective until December 31, 1994 or until the expiration of the Negev Ashquelon License, whichever is the later (the term of this License will expire January 30, 1998). The total cost for the Yam 3 well is projected at $25 million for a dry well with an additional expenditure of $3 to $4 million for testing, if required. Authorizations for Expenditures
(AFEs) of $2.9 million have been approved for preparatory work and the purchase of casing and wellhead equipment in connection with the Yam 3 well (the Company's share of these Authorizations for Expenditures (AFEs) is 1.0043%). During 1995 $81,619 (the Company's share is 1.0043%) was expended with regard to the Yam Carveout. As of this date, the Ministry of Defense has rejected all applications to drill the Yam 3 well.

        The participants in the Yam Carveout Venture in 1995 have adopted the Operator's recommendation to delay a decision on future offshore drilling including the drilling of the Yam 3 well, until the results of the Yam West 1 well and results of the interpretation of two (2) seismic surveys carried out during 1994 can be analyzed. The interpretation of these results should be available during the first half of 1996.

NEGEV NIRIM LICENSE

        The Negev Nirim License was issued to the participants in the Negev 2 Venture on April 4, 1990 and related to approximately 100,000 acres onshore Israel. In October of 1991 the participants in the License delineated the Bessor Carveout Area in the License Area in connection with the "Sole Risk" operation to drill the Bessor 1 well. Prior to the delineation the Bessor Carveout, approximately $873,000 had been expended by the participants in the Negev Nirim License Area. The participants in the Negev 2 Venture have relinquished their interest in the Negev Nirim License including the Bessor Carveout Area and during 1995 the Operator wound down the affairs of the Bessor Carveout Venture.

BESSOR CARVEOUT VENTURE (WITHIN THE NEGEV NIRIM LICENSE)

        In 1991 the participants in the Negev 2 Venture formed the Bessor Carveout Venture delineating a 50,000 acre area within the Negev Nirim License named the Bessor Carveout pursuant to a "Sole Risk" operation for the purpose of drilling the Bessor 1 well. On January 31, 1994, the Bessor 1 well was declared a dry well after reaching a depth of 14,963 feet. The total cost of drilling the Bessor 1 well including tests was $5.8 million of which the Company's share was $58,000. During 1995 the expenses of the Bessor Carveout were $38,513 of which the Company's share was $387. In February 1995 the participants returned the License to the Ministry of Energy and Infrastructure. The Operator has wound down the affairs of the Joint Venture under the License.

NEGEV MED VENTURE

NEGEV MED PRELIMINARY PERMIT WITH PRIORITY RIGHTS EXPIRED APRIL 28, 1993 AND WAS REPLACED WITH THE MED TEL AVIV LICENSE, THE MED YAVNE LICENSE, THE
MED ASHDOD LICENSE, THE MED HADERA LICENSE AND THE MED HASHARON LICENSE

        The Negev Med Venture was formed in October of 1991 by the same participants who were parties of the Negev 2 Venture (except for the HEI Group) and received the Negev Med Preliminary Permit. When the Negev Med Preliminary Permit expired on April 28, 1993 the participants in the Permit received five new drilling licenses.

        On January 24, 1994 the participants in the Med Tel Aviv License spudded the Yam Yafo 1 well in the Yam Yafo Structure approximately 20 kilometers northwest of the Tel Aviv coast. On August 14, 1994 the Yam Yafo well reached a depth of 18,976 feet which was determined as the well's final depth and production tests were carried out. From detailed analysis of the findings, it was determined that there was no economic justification for producing oil and gas from this well. The amount of Authorizations for Expenditures (AFEs) in respect to this well totalled approximately $26 million. The total amount of Authorizations for Expenditures in respect of the production tests total approximately $12 million. The total cost of drilling the Yam Yafo well including tests, was approximately $38 million of which the Company's share was $382,000.

MED YAVNE LICENSE

        On November 15, 1994 the participants in the Med Yavne License spudded the Yam West 1 well using the Benreoch semi-submersible drilling rig. The well is located approximately 32 kilometers northwest of Ashdod in a water depth of 2,130 feet. On March 21, 1995 the well reached a final depth of 17,225 feet and based on the analysis of electric logs was declared a dry hole. The total cost of the well was approximately $23 million of which the Company's share is approximately $231,000.

        The Med Tel Aviv License, the Med Yavne License, the Med Hadera License, the Med Ashdod License and the Med Hasharon License were granted to the participants in the Negev Med Venture for a term of three years. Each License refers to an area of 400 square kilometers in the Mediterranean Sea, as described on the Map of Petroleum Assets set forth on page 7 hereof and is subject to work conditions. The Licenses expire on June 14, 1996.

        During the period from inception to December 31, 1995 the participants authorized expenditure (AFE) in the various licenses and paid advances as detailed below:

                                 Authorization      Advances
                                 for                paid
                                 Expenditure
                                 -------------      --------
                                 U.S. Thousands     U.S. Thousands

License
-------

Med Tel Aviv                         $38,958            $38,958
Med Yavne                             24,724             24,699
Med Hasharon                           1,305              1,305
Med Hadera                               710                710
Med Ashdod                               690                690
                                     -------            -------

Total                                $66,387            $66,362
                                     =======            =======

        During January 1996 the participants authorized expenditures (AFE) in the license as follows:

                                                Authorization
                                                for
                                                Expenditure
                                                -----------
License                                         US $ thousand
-------

Med Tel Aviv                                         124.5
Med Yavne                                            130.5
Med Hasharon                                          67.0
Med Hadera                                           114.5
Med Ashdod                                            72.0
                                                     -----

Total                                                508.5
                                                     =====


Shederot License

        The Company and the Limited Partnership were awarded as of January 1, 1996 an onshore drilling license called Shederot/265 covering an area of 88,750 acres. The Company holds a 1.0043% working interest in the license and the Limited Partnership a 98.9557% interest. The license is located in part of the pre-existing Negev-Nirim license area that was once held by the Company and the Limited Partnership (together with other participants) and according to the license extends "to the entire subsurface space excluding the upper 3,280 feet or below a depth of 660 feet from the top of the 'Judea Group' or equivalent chronological stratigraphic units."

        Stipulations in the license are:

        (a) the carrying out of a seismic survey of about 35 miles (if necessary) by July 1, 1996;

        (b) the presenting of a contract with a drilling contractor not later than July 1, 1997;

        (c) the spudding of a deep well (about 13,120 feet) not later than January 1, 1998.

        On January 29, 1996 the Company and the Limited Partnership signed a Joint Venture Agreement. According to this agreement both parties adopted the NJV2 Joint Operating Agreement dated June 30, 1988 with certain amendments. The Company will be the Operator of the license. On January 30, 1996 the Company and the Limited Partnership approved an AFE in the amount of $160,000 (the Company share is 1.0043%) for carrying out reinterpretation and remapping of the license area which will enable to decide if there is a need to carry out a complimentary seismic survey.

        The Limited Partnership has approached the other former participants and offered them to participate in the new license according to their proportionate share which they held at the time of the Bessor Carveout within the Negev Nirim license. Neptha-Israel Petroleum Drilling Co. Ltd. has agreed to take a 4% interest in the license, Delek Drilling Limited Partnership has agreed to take an 8% interest in the license, and Pass-port Ltd. has agreed to take a 6% interest in the license.

RESEARCH AND DEVELOPMENT PROJECT

The research agreement with the Technion Research and Development Foundation for the development of an improved catalytic converter for automobile emissions has now been completed. During the calendar years 1995, 1994 and 1993 the Company expended $27,634, $120,454 and $131,280 respectively, in connection with this agreement. The Company discontinued further funding of this project.

ACCOUNTING TREATMENT OF OIL AND GAS PROPERTIES ON THE COMPANY'S
FINANCIAL STATEMENTS

        The Company uses the "successful efforts" method of accounting whereby all costs of acquiring acreage, costs of drilling successful exploration wells and development costs are capitalized. Producing and nonproducing properties are evaluated periodically, and if conditions warrant (i.e., should a well prove to be dry and abandoned, or not of commercial value or no development activity is contemplated in the near future), the related costs are written off. Annual lease rentals and exploration costs, including geologic and geophysical costs and exploratory dry hole costs, are charged to expense as incurred.

                               MATERIAL AGREEMENTS

AGREEMENTS FOR THE EXPLORATION OF THE PETROLEUM ASSETS

THE JOINT VENTURE AND JOINT OPERATING AGREEMENTS

        The Negev 2 Joint Venture Agreement (the "Joint Venture Agreement") and the Negev 2 Joint Operating Agreement (the "JOA"), as amended were entered into between the participants of the Negev 2 Venture to explore, develop and produce petroleum and/or gas in certain areas onshore and offshore in Israel. The Joint Venture Agreement is governed by and construed in accordance with the laws of the State of California, USA, and the place of jurisdiction is the courts of the State of California. Subject to the provisions of the Joint Venture Agreement and the JOA, each party participates in all the costs, expenses and obligations incurred in relation to a contract area in the same proportion as its rights and interests in such contract area. Under the JOA, the Operator carries out all the operations contemplated in the JOA, in the framework of approved Work Programs and within the limitations of approved budgets (AFEs). Subject to the general supervision of the Operating Committee, the Operator controls and manages all operations conducted pursuant to the JOA. The Operator may be removed for cause, by notice in writing given by two or more of the other parties representing at least 65% of the total interests in a contract area. The Company and its affiliates hold more than 65% of the total interest in each contract area, however, the Company only holds a 1.0043% interest in the Venture and does not control the affiliated parties which are public companies. See "Table of Oil and Gas Ventures".

        Under the JOA, the Operator bills the participants in each Venture for all costs incurred in the Operator's head office, field office, on site or elsewhere in connection with a contract area, including, without limitation, rentals, labor, consultants, materials, transportation, contract services, taxes, legal and audit expenses, premiums for insurance, losses of joint property, repairs for damages not covered by insurance and reasonable personal and travel expenses.

        The services and related costs incurred by the Operator in connection with a contract area (provided they are not charged as a direct charge), are covered by a monthly overhead charge equal to 6% of all gross direct charges. An Operating Committee on an annual basis may verify that the monthly overhead charge of the Operator equitably compensates the Operator for actual costs incurred. Based on the results of this annual cost analysis, the percentage chargeable for the benefit of the Operator can be annually adjusted, upward or downward as determined by the participants in a contract area. The participants in the Negev Med Venture, the Bessor Carveout Area and the Yam Carveout Area have each agreed to operate under the provisions of the JOA, as modified with regard to the Operator's fee.

        On November 10, 1993 the participants in the Negev Med Licenses agreed to adopt the provisions of the JOA to the Negev Med Licenses effective as of the date of the issuance of said Licenses, subject to the following amendments:

        1. that Section 5.1 of the JOA relating to the representation on the Operating Committee will not be applicable and each participant having an interest in the License areas will be entitled to attend operating meetings for the License and to vote at such meetings in accordance with their respective participating interest in the License;

        2. the governing law and jurisdiction set forth in the JOA will be Israel and that the terms of the JOA will be construed in accordance with the law of Israel and the courts of Tel Aviv; and,

        3. that the minimum charge of administrative overhead for each of the Negev Med Licenses as of May 1993, shall be $6,000 per month.

In all other respects the terms of the JOA remain unchanged.

        The parties to the Negev Med Licenses held by the Negev Med participants have also entered into a Deed of Arbitration dated November 10, 1993 to the effect that the parties agreed to submit to a single arbitrator the following question:

        Is it justified, by custom, industry practice, history of previous agreements between the parties, or otherwise, that in the majority required under the JOA applicable to the Licenses constituting a "determining vote" there should be included a party which is not a member of the "Isramco Group" (namely a party other than Isramco-Negev 2 Limited Partnership, J.O.E.L. - Jerusalem Oil Exploration Ltd., Pass-port Ltd. or Isramco, Inc.).

        The person to be appointed as arbitrator was to be selected by mutual agreement of the parties within thirty (30) days from November 10, 1993, however, if they failed to do so, an arbitrator will be appointed at the request of either party by Mr. Avigdor Bartel. The parties have not selected a mutually agreed upon arbitrator.

        On January 29, 1996 the Company and the Limited Partnership entered into a Joint Operating Agreement for the Shederot License. The parties agreed to be bound by the provisions of the Joint Operating Agreement - NJV2 dated June 30, 1988 subject to certain amendments.

GRANT AGREEMENT WITH THE GOVERNMENT OF ISRAEL

        GRANT AGREEMENT WITH THE COMPANY. Under the Grant Agreement, the Government of Israel gave to the Company 44.34 cents for each U.S. dollar ($1.00) invested and expended by the Company in oil exploration activities in Israel in connection with the Negev 2 Venture. Grant money received by the Company for any payout area is repayable only from funds emanating from commercial production from said payout area and then, only to the extent of 30% of the Company's share of the net revenue from a payout area, as and when received. The Grant further entitles the Government of Israel, in addition to a 12.5% royalty on oil sales under the Petroleum Law, to receive an Overriding Royalty of 6.5% of the Company's share of petroleum produced and saved after payout. If there is no commercial discovery of oil, the Company is not required to repay the Grant monies. The Company received Grant monies from the Government of Israel in the approximate amount of $110,000.

        THE HEI GROUP GRANT AGREEMENT. Pursuant to the Deeds of Assignment, IRI assumed the grant obligations of the HEI Group under the HEI Grant Agreements to the Government of Israel in the aggregate amount of approximately $7 million. Since IRI has relinquished its interest in the Bessor Carveout and the Yam Carveout Ventures, pursuant to the Grant Agreement, IRI's obligation to repay the grant monies and to pay the 6.5% Overriding Royalty to the Government with respect to the area of a "Sole Risk" operation is terminated. See "Deeds of Assignment with the HEI Group".

        The Company believes that to the extent that IRI will relinquish its interest in any drilling activity in the Negev Ashquelon and Negev Nirim Licenses and in any Carveout therein, IRI will not have any future obligations under the HEI Grant Agreements.

AGREEMENTS RESOLVING THE DEFAULT OF THE HEI GROUP

DEEDS OF ASSIGNMENT WITH HEI GROUP

        In September 1992, but effective as of February 1991, IRI entered into Deeds of Assignment with the HEI Group pursuant to which the HEI Group transferred to IRI all of its right, title and interest in the Negev Ashquelon and Negev Nirim Licenses (the HEI Group Interests). IRI paid to the HEI Group $800 and agreed to be bound by and assumed all of the HEI Group's obligations, liabilities and duties under the JOA with respect to the HEI Group Interests and agreed to assume and indemnify the HEI Group against their respective obligations under the HEI Grant Agreements and to hold the HEI Group harmless from any and all claims of the Government of Israel under Grant Agreements. The amount of the obligations under the HEI Grant Agreements was approximately $7 million and the amount of the obligations to the Negev 2 Venture participants under the JOA was approximately $1.58 million. IRI's obligation to repay the grant monies will arise only to the extent IRI participates in any production from the License Areas. IRI has elected not to participate in either the Yam Carveout Area or the Bessor Carveout Area and, therefore, believes that it does not have an obligation to repay the grant monies to the Government of Israel. The obligations assumed by IRI under the JOA have been eliminated under the Option Agreements and Equalization Agreement. See "Option Agreements"; "Equalization of Rights Agreement"; and "Cancellation of Forfeiture and Ratification Agreement."

CANCELLATION OF FORFEITURE AND RATIFICATION AGREEMENT

        On January 6, 1993, the Company, IRI, and the other affiliated and unaffiliated participants in the Negev 2 Venture entered into the Cancellation of Forfeiture and Ratification Agreement. The purpose of this Agreement was (i) to annul the Forfeiture Procedure which had been commenced against the HEI Group (but which had not been continued); (ii) to ratify the "Sole Risk" proceeding for the Bessor Carveout Area; (iii) to proceed with a "Sole Risk" operation for the delineation of the Yam Carveout Area; (iv) to approve an AFE in the total amount of $400,000 with regard to the Yam Carveout Area; and (v) to agree to drill the Yam 3 well in the Yam Carveout Area as a "wildcat" well, for all purposes of the JOA. See "Glossary". This agreement also establishes certain provisions for the conduct of future operations under the JOA for the Yam Carveout Venture. Pursuant to the terms of this Agreement, IRI has elected not to participate in the Yam 3 Sole Risk operation and consequently its interest (63.2457%) in the Yam Carveout Area (under the Negev Ashquelon License) has been relinquished to the consenting parties to this Agreement. This Agreement was conditional upon the approval and recording of the transfer of the HEI Group's interest in the Negev Ashquelon License and the Negev Nirim License to IRI. (The recording of the Deeds of Assignment occurred in February 1993.) By separate Letter Agreement dated as January 6, 1993 which applies to the Negev Ashquelon License (excluding the Yam Carveout) and to the Negev Nirim License (excluding the Bessor Carveout), the Company, JOEL and Pass-port further agreed with the Limited Partnership that as long as the Negev Ashquelon License and the Negev Nirim License (the "Licenses") shall remain in force, in the event that IRI shall either (i) surrender its interest in any of the Licenses or (ii) elect to become a non-consenting party with respect to a proposed operation in any of the Licenses (excluding said Carveout areas), they shall then transfer and assign to the Limited Partnership for no consideration any interest of IRI in said Licenses which will be surrendered or relinquished to any of them as a result of such surrender or election by IRI.

OPTION AND EQUALIZATION OF RIGHTS AGREEMENTS

        OPTION AGREEMENTS. On January 6, 1993, subject to the terms of the Cancellation of Forfeiture and Ratification Agreement, IRI entered into Option Agreements with the Company, the Limited Partnership, JOEL, Pass-port, Naphta, Delek and DOEX and an Equalization of Rights Agreement with Delek and DOEX.

        The Option Agreements provide that if the Yam Carveout Area shall be cancelled or cease to exist for any reason whatsoever, the parties to whom the options were granted have the option to acquire from IRI its entire interest, if any, in the Yam Carveout Area proportionately, for no additional consideration. Under the terms of the Option Agreements, JOEL, the Company, Pass-port, the Limited Partnership, and Naphta agreed that IRI shall not be obligated to repay to them monies owed to them by the HEI Group under the JOA. Delek and DOEX have waived their claim in this regard under the Equalization of Rights Agreement. The Deeds of Assignment and the Yam Carveout Area have been recorded by the Petroleum Commissioner in February 1993.

        EQUALIZATION OF RIGHTS AGREEMENT. On January 6, 1993, the Limited Partnership entered into an Equalization of Rights Agreement with Delek and DOEX (the "Delek Group") pursuant to which the Delek Group has been given the opportunity to equalize its percentage interests in the Yam Carveout Area and in the Negev Med Preliminary Permit. Under the terms of the Equalization of Rights Agreement, the Delek Group acknowledges that IRI shall not be obligated to repay to them any monies owed to them by the HEI Group under the JOA for any monies paid by them as a result of the default of the HEI Group to pay its pro rata share of any Negev 2 Venture AFE. The Equalization of Rights Agreement did not come into force because it was rejected by the Limited Partnership unit holders.

CONSULTING AGREEMENT

On July 20, 1995 the Company entered into a Consulting Agreement with Dr. Joseph Elmaleh, the Chairman of the Board and Chief Executive Officer of the Company pursuant to which the Company will pay to Dr. Elmaleh an annual consulting fee of $99,000 per annum commencing August 1, 1995. The term of the agreement is two years. In the event Dr. Elmaleh's relationship with the Company is terminated by the Company, Dr. Elmaleh shall be entitled to receive a severance payment in one lump sum equal to the balance of the unpaid consulting fee due for the remaining term of the Consulting Agreement. Furthermore, in the event Dr. Elmaleh becomes disabled the compensation payable to Dr. Elmaleh shall continue during the remaining term of the Consulting Agreement and if Dr. Elmaleh dies during the term of this Agreement, the compensation payable shall continue for a period of one year from Dr. Elmaleh's death.

EMPLOYMENT AGREEMENT

On October 16, 1995 the Company entered into an Employment Agreement with Danny Toledano pursuant to which Danny Toledano will hold the office of President, Chief Operating Officer and Chief Financial Officer. The compensation to be paid to Danny Toledano is $144,000 per annum commencing October 16, 1995 and the term of the Agreement is from October 16, 1995 through October 15, 1996. In the event Danny Toledano's relationship is terminated by the Company Danny Toledano shall be entitled to receive a severance payment in one lump sum equal to the balance of the unpaid salary due for the remaining term of the Agreement. In addition, in the event Danny Toledano becomes ill or unable to serve, the compensation due to him under the Agreement shall continue for the duration of the term. If Danny Toledano dies during the term of the Agreement the compensation shall continue for the balance of the term.

                                    EMPLOYEES

        During calendar year ending December 31, 1995, the Company had ten full-time employees at its Branch Office in Israel in connection with its activities in Israel. All employees of the Company are located at the branch office. As of the date hereof the Company has eight full-time employees at its Branch Office and one full-time employee in the United States.

                                     OFFICES

        On July 14, 1992, the Company became a tenant in the offices of JOEL at Shavit House, 4 Raoul Wallenberg Street, Tel Aviv 69174, Israel. In consideration for occupying these offices the Company pays to JOEL the sum of $15,000 per month for rental space, office services, secretarial services and computer services. The rental payable to JOEL also includes the right of the Limited Partnership to occupy and use the Company's offices. The Company believes that the payment for its office and office services is comparable to charges the Company would be required to pay to non-affiliated parties at other similar locations in Tel Aviv.

        Pursuant to an Agreement with Petronav Inc. (a company controlled by the Company's Chairman of the Board, Dr. Joseph Elmaleh), the Company has a license to use as its corporate office in New York City a portion of Petronav Inc.'s facilities in conjunction with Petronav Inc. The term of the license is month-to-month and the license fee which was $2,000 per month through March 1995 was increased to $3,000 per month as of April 1995. The Company believes that the cost of this use is below the cost of other similar rental space in New York City.

ITEM 3.  LEGAL MATTERS

        A Statement of Claim and Summons for the filing of a Defense were issued by the Tel Aviv - Jaffa District Court in Israel (C.C. No. 2448/90) on December 31, 1990 against Tyfoon Contractors Ltd. (the diving contractors for the Negev 2 Venture) and others including the Company, in connection with an accident which occurred in the Yam 2 well site on January 28, 1990. The plaintiff, Mr. Yaron Bloch, an employee of Tyfoon Contractors Ltd., injured in the accident, claims compensation in the aggregate amount of approximately $5 million. The Company has $50 million of insurance coverage for risks connected to the drilling operations of the Yam 2 well which includes "comprehensive general liabilities arising out of or in connection with the company's activities or operations undertaken in respect of or relating to the Negev Joint Venture - Offshore Drilling Contract". In 1995 the National Insurance Institute filed a claim against the Operator and others for the sum of $533,000 for amounts paid by it to the Plaintiff. The defense of these two actions is being handled by counsel assigned by the Company's insurance carrier. In Management's opinion, these law suits will not have a material effect on the Company. In November 1990, the Company loaned to Mr. Block $25,000 to assist him with his medical difficulties.

        In a Statement of Claim filed in the District Court of Tel Aviv - Jaffa on December 1, 1993 (the "Claim"), the Company along with Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Dr. Joseph Elmaleh (Chairman of the Board of the Company), East Mediterranean Oil & Gas Limited, J.O.E.L., Pass-port, The Trust Company of Kesselman and Kesselman (Trustees 1991) Ltd. and Mr. Danny Toledano (an officer and director of the Company) and others have been named Defendants in a lawsuit commenced by Mr. Chaim Chazan (the "Plaintiff"). In the Statement of Claim the Plaintiff alleges damages and loss of profits arising out of his purchase of Participation Units and Warrants pursuant to the fourth and fifth Prospectuses issued by the Limited Partnership in Israel based on alleged misleading statements set forth in each Prospectus, alleged breach of obligations contained in each Prospectus, alleged misleading current reports filed with the Israeli Securities Authority and with the Tel Aviv Stock Exchange, and for activities as underwriters and/or in any other manner. The dollar amount of the Claim is between $238,000 and $566,000. Plaintiff has requested that the court recognize the Claim as a class action. If so recognized, the Plaintiff values the damages and loss of profits to the class to be between $13,832,000 and $32,880,000. The claim also includes demand for the payment of linkage differences and interest from the date in which the alleged damages occurred. On September 20, 1995 the Plaintiff amended its complaint alleging in addition, that the defendants concealed information form the public concerning the result of a 1991 seismic survey conducted in the Bessor Carveout and used such information internally to gain a profit. The Plaintiff also requested a hearing on his application for the approval of the Claim as a class action. A Statement of Defense has not at this time been filed by the defendants in this action. It is the Company's intention to vigorously defend against this litigation. Counsel in Israel in charge of the action has stated that in view of the nature and character of the action and the preliminary stage of the proceedings, it is too early to provide a detailed opinion or specific evaluation of the potential liability or the amount thereof of the action or its chances of success.

        The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware Law and the By-laws of the Corporation provide for indemnification of officers and directors of the Company as permitted by Section 145 of the Delaware General Corporation Law. The Company has also entered into agreements to indemnify its officers and directors and the officers and directors of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the quarter ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

         The number of record holders of the Company's Common Stock on March 8, 1996 was approximately 1,062 not including an undetermined number of persons who hold their stock in street name. The high and low bid prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below. These over-the-market quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                         Class A              Class B
                                         -------              -------
                     Common Stock        Warrants             Warrants
                     ------------        --------             --------

Quarter Ended    High        Low      High       Low      High       Low
-------------    ----        ---      ----       ---      ----       ---


1995
----

March 31         1 5/16      9/16      7/32      1/16      3/32      1/32
June 30          17/32       15/32     1/16      1/16      1/32      1/32
September 30     19/32       1/2       5/32      3/32      1/16      1/16
December 31      3/4         1/2       1/16      1/32      1/32      13/32

1994
----

March 31         1 15/16     1 7/8     11/32     3/16      11/32     1 1/4
June 30          2 1/2       2 1/4     1/2       5/16      17/32     7/16
September 30     2 3/8       1 3/4     17/32     11/32     15/32     11/32
December 31      1 9/32      1 1/8     1/4       3/16      3/16      13/32




        The Company has never paid a dividend on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA

                                                   Year Ended 12/31                                 Nine Months
                                                                                                    Ended 12/31


                                   1995              1994             1993            1992             1991
                                   ----              ----             ----            ----             ----

Operator's fees               $  1,114,980      $  3,148,826      $    784,845     $    345,505      $    259,343
Oil revenue                            644                               2,930
Interest income                  1,125,616           769,067           378,752          144,580           179,248
Office services and other          427,915           444,043           507,827          269,663           130,079
Gain (Loss) on                    (366,167)       (2,269,347)        2,580,529           22,341            95,137
 marketable securities
Exploration costs                  173,288           532,272            55,457            9,125            68,164
 written off
Operator expenses                  618,666           704,017           579,725          618,315           511,511
General & admini-                  803,416           719,659           597,749          353,242           244,818
 strative expenses
Net income (loss)                  634,619            59,208         3,293,850         (128,319)         (125,695)
Net income (loss)                     0.02              0.00              0.15             (.01)             (.01)
 per share
Weighted average
 number of shares               26,691,198        26,602,919        21,778,678       11,100,092        11,086,759


Balance Sheet Data
------------------
Total assets                    22,620,629        22,077,244        21,662,620        4,447,091         4,585,146
Total liabilities                  358,279           449,513           405,310          226,183           235,919
Shareholders' equity            22,262,350        21,627,731        21,257,310        4,220,908         4,349,227

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        In the calendar year 1995 the Company invested $173,288 in exploration for oil and gas, mainly in the drilling of the Yam West 1 well offshore in the Med Yavne license. The Company invested $306,640 more in exploration for oil and gas in the calendar year 1994, mainly as a result of the drilling and testing of the Bessor 1 well (onshore) in the Bessor Carveout, the Yam Yafo 1 well (offshore) in the Med Tel Aviv license and the drilling of the Yam West 1 well (offshore) in the Med Yavne license. In the calendar year 1993 the Company invested $91,186 in exploration for oil and gas, mainly in the drilling of the Bessor 1 well in the Bessor Carveout.

        In the calendar year 1995 the Company had net cash outflow from the purchase and sales of marketable securities of $1,773,091 as compared to net cash outflow of $2,178,063 and $225,474 in the calendar years 1994 and 1993, respectively. The Company acquired in the calendar year 1995 3,027,297 shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL") traded on the Tel Aviv Stock Market at a cost of approximately $975,000 increasing its holdings to 5.5% of the issued and outstanding common stock of JOEL.

        The Company financed its operations during the calendar year 1995, 1994 and 1993 from its own funds and did not need to use any lines of credit or loans. The Company does not presently have any lines of credit with any institution. The Company believes that it has sufficient funds to fulfill its present capital requirements.

        The research agreement with the Technion Research and Development Foundation in Israel for the development of an improved catalytic converter for automobile emissions has now been completed. During the calendar years 1995, 1994 and 1993, the Company expended $27,634, $120,454 and $131,280, respectively, in connection with this agreement. The Company has decided to discontinue further funding of this project.

        The expiration date for the Class A and Class B Warrants is April 16, 1996.

Results of Operations

        The Company reported net income of $634,619 ($0.02 per share) in the calendar year 1995 compared to net income of $59,208 and $3,293,850 in the calendar years 1994 and 1993. The gain during 1995 is a result of income from Operator's fees, interest and office services. Part of the gain is offset by losses from marketable securities, the amount of exploration cost written off, Operator's expenses and general and administrative expenses.

        During 1995 the Company continued to participate in work programs in the Bessor Carveout Venture, the Negev Med Venture and the Yam Carveout Venture. The Company holds a 1.0043% working interest in each of the Petroleum Assets held by the various Ventures.

Negev Med Venture

(A)     Yam West 1 Well (within the Med Yavne License)

        On March 31, 1995 the Yam West 1 well, which had reached a final depth of 17.225 feet was declared a dry hole. The cost of drilling the Yam West 1 well was approximately $23 million. (The Company's share is 1.0043%).

(B) During 1995 the results from the Yam Yafo 1 well and the Yam West 1 well were analyzed along with the processing and interpretation of the two seismic surveys carried in 1994.

Authorization for Expenditure (AFE) in the Negev Med Licenses

                                                 Total Accumulated
                                                   Expenses from
                                                   Inception date
                                   Expended         of Licenses
License              AFE           in 1995         (May 1, 1993)       Company's Shares
-------              ---           -------       -----------------     ----------------

Med Tel Aviv     $39,082,500     $   500,089         $38,389,852          $   385,549
Med Yavne         24,854,500      14,028,990          23,371,803              234,723
Med Hasharon       1,372,000         284,507           1,201,596               12,068
Med Hadera           824,500         230,678             685,034                6,880
Med Ashdod           762,000         194,634             692,004                6,950
                 -----------     -----------         -----------          -----------
                 $66,895,500     $15,238,898         $64,340,289          $   646,170
                 ===========     ===========         ===========          ===========


The Yam Carveout Venture (within the Negev Ashquelon License)

         The participants in the Yam Carveout Venture previously approved the drilling of the Yam 3 well to a target depth of approximately 19,300 feet, subject to obtaining all governmental approvals, at the estimated cost of $25 million for a dry hole plus $3 to $4 million for testing, if required. Authorizations for Expenditure (AFE) in the amount of $2.9 million have been approved for preparatory work and for the purchase of casing and wellhead equipment. The Company's share is 1.0043%. Since no approval has been obtained from the Ministry of Defense to drill the Yam 3 to date no major preparation work has been performed. During 1995 the Yam Carveout expenses were $81,619. The Company's share is 1.0043% or $820.

         In December 1995 the Negev Ashquelon license (including the Yam Carveout within its area) was extended to January 30, 1998. The letter extending the license period from the Commissioner of Oil Affairs at the Ministry of Energy stipulated that by April 1, 1996 the Commissioner must be presented an agreement with a drilling contractor for the well to be drilled in the license area. Similarly it was stipulated that a well of up to 1,500 meters in depth would have to be spudded by October 1, 1996 and that a deeper well would have to be spudded by April 1, 1997.

         The failure to commence drilling in the stipulated time periods may be regarded as a breach of the terms of the license and the Commissioner has the power to rescind the granting of the license to the participants. The participants are required to pre-coordinate their activities in the license area on a "timely" basis with a number of government authorities. Should this coordination not be attainable within the license term the license may expire without the Yam 3 well being drilled. As of this date the Ministry of Defense has rejected all applications to drill the Yam 3 well.

The Bessor Carveout Venture (within the Negev Nirim License)

         On February 9, 1995 the participants in the Bessor Carveout Venture relinquished the Negev Nirim License (including the Bessor Carveout) to the Ministry of Energy. During 1995 the Operator wound down the affairs of the Bessor Carveout Venture. The total expenses of the Bessor Carveout from inception date to September 30, 1995 were $6,545,073. The Company's share was 1.0043% or $65,732.

Kishon License

         On May 9, 1995 the Company relinquished the Kishon License onshore Israel to the Ministry of Energy. In 1995 the Company expended approximately $6,000 in the license area.

Shederot License

         The Company and Isramco Negev-2 Limited Partnership were awarded as from January 1, 1996 an onshore license called Shederot/265 covering an area of 88,750 acres. The Company holds a 1.0043% working interest in the license and Isramco Negev-2 Limited Partnership a 80.9957% interest.

         The license is located in part of the pre-existing Negev Nirim license area that was once held by the Company and the Limited Partnership (together with other participants) and according to the license stipulation extends "to the entire subsurface space excluding the upper 3,280 feet or below a depth of 660 feet from the top of the 'Judea Group' or equivalent chronological stratigraphic units".

         Stipulations in the license are:

        (a) the carrying out of a seismic survey of about 35 miles (if necessary) by July 1, 1996;

        (b) the presenting of a contract with a drilling contractor not later than July 1, 1997;

        (c) the spudding of a deep well (about 13,120 feet) not later than January 1, 1998.

         On January 29, 1996 the Company and the Limited Partnership signed a Joint Venture Agreement pursuant to which the parties adopted the NJV2 Joint Operating Agreement dated June 30, 1988, with certain amendments. The Company will be the Operator of the license. On January 30, 1996 the Company and the Limited Partnership approved an AFE in the amount of $160,000 for carrying out reinterpretation and remapping of the license area in order to be able to decide if there is a need to carry out a complimentary seismic survey.

         The Limited Partnership has approached the other former participants in the Negev Nirim License and offered them the opportunity to participate in the new license according to the proportionate share which they held in the Bessor Carveout. On February 29, 1996, Neptha - Israel Petroleum Drilling Co. Ltd. agreed to join the Shederot license for a 4% interest and on March 17, 1996, Delek Drilling Limited Partnership agreed to join the Shederot license for an 8% interest and Pass-port Ltd. agreed to join the Shederot license for a 6% interest.

Future Activities

         The present exploration work program consists mainly of seismic interpretation and mapping and the carrying out additional seismic surveys and other studies as may be required. The current work program will be sufficiently completed by the second quarter of 1996 to evaluate various prospects in the different licenses and to rank them according to the probability of finding commercial quantities of oil or gas before any further drilling is recommended. If a decision is taken to drill one or more prospects, depending on the availability of equipment and appropriate drilling rig and subject to approval of governmental authorities, where required, a well would most probably be spudded no earlier than the last quarter of 1996.

Operator's Fees

         In 1995 the Company earned Operator's fees of $664,980 above the minimum monthly compensation (which was $450,000 for the entire year) primarily from the drilling of the Yam West 1 well. In 1994 the Company received Operator's fees of $2,644,826 above the minimum monthly compensation (which was $504,000 for the entire year), as a result of the drilling and testing the Bessor 1 well and the Yam Yafo 1 well and the drilling of the Yam West 1 well. In 1993 the Company received Operator's fees of $336,845 above the minimum monthly compensation, as a result of the drilling of the Bessor 1 well and the preparations for the Yam Yafo 1 well. The Company believes that Operator's fees in 1996 will be significantly lower and will be based mainly on the minimum monthly compensation which presently is $42,000 per month.

Interest Income

         Interest income increased in the calendar year 1995 compared to interest income in 1994 and 1993, due to higher average interest rates and/or higher average investment balances.

Loss on Marketable Securities

         In the calendar year 1995 the Company had losses from marketable securities of $366,167 comprised of $576,056 from unrealized holding losses and $209,888 from realized gains.

         Sales of marketable securities resulted in realized gains of $159,407 and $825,465 for 1994 and 1993. At December 31, 1994 and 1993 the Company had net unrealized loss of $2,428,754 and net unrealized gains of $1,738,667 on securities held for trading. The earnings for 1993 includes a gain of $1,755,064 representing a change in unrealized holding gains, as at the end of 1993. The Company adopted SFAS No. 115, and changed the carrying value of the Company's securities portfolio from the lower of aggregate cost or market value to market value. Increase or decrease in the gains or losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Exploration Cost

         Drilling of the Yam West 1 was completed and declared a dry hole in March 1995. In 1995 the Company wrote off $138,932 in connection with this well. In addition, during 1995 the results from the Yam Yafo 1 and the Yam West 1 wells were analyzed along with the processing and interpretation of the seismic surveys conducted in 1994. In connection with these operations and other activities, the Company wrote off in 1995 additional costs of $34,356.

Operator's Expenses

         Operator's expenses decreased in the calendar year 1995 as compared to the calendar year 1994. Part of the decrease was offset by less recharges of expenses from the Ventures and increased in the dollar exchange to the Israeli shekel. Operator's expenses in 1993 were less than in 1995 mainly as a result of a decrease in overhead cost in 1993 as s result of less activity.

General and Administrative Expenses

         General and administrative expenses increased in 1995 as compared to the calendar year 1994, primarily as a result of consulting, professional fees, and directors fees and travel and communication expenses. In the calendar year 1995 general and administrative expense was approximately $124,000 more than in the calendar year 1993 primarily as a result of consulting, professional and directors fees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                [RICHARD A. EISNER & COMPANY, L.L.P. LETTERHEAD]

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Isramco Inc.

                  We have audited the consolidated balance sheets of Isramco Inc. and subsidiaries as at December 31, 1995 and December 31, 1994 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and subsidiaries as at December 31, 1995 and December 31, 1994 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

New York, New York
March 16, 1996

                          ISRAMCO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                     ------------
                              A S S E T S                                         1995         1994
                              -----------                                         ----         ----
                                                                                      (in thousands
                                                                                    except for share
                                                                                      information)

Current assets:
   Cash including cash equivalents ..........................................     $16,506     $17,339
   Marketable securities, at market .........................................       5,768       4,361
   Prepaid expenses and other ...............................................         216         225
                                                                                  -------     -------

          T o t a l .........................................................      22,490      21,925


Equipment, less accumulated depreciation of $102 and
   $65 at December 31, 1995 and December 31, 1994, respectively .............         131         152
                                                                                  -------     -------


          T O T A L .........................................................     $22,621     $22,077
                                                                                  =======     =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses ....................................     $   358     $   449
                                                                                  -------     -------



Commitments, contingencies and other matters

Shareholders' equity:
   Common stock, $.01 par value; authorized
     75,000,000 shares; issued and outstanding
     26,691,198 shares ......................................................         267         267
   Additional paid-in capital ...............................................      25,928      25,928
   Accumulated deficit ......................................................      (3,932)     (4,567)
                                                                                  -------     -------

                                                                                   22,263      21,628
                                                                                  -------     -------

          T O T A L .........................................................     $22,621     $22,077
                                                                                  =======     =======


The accompanying notes to financial statements are an integral part hereof.

                          ISRAMCO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year Ended December 31,
                                                                                          -----------------------

                                                                         1995                     1994                    1993
                                                                         ----                     ----                    ----
                                                                                      (in thousands except for share
                                                                                               information)

Revenues:
   Operator fees from related
     party ............................................             $      1,115              $      3,149              $        785
   Oil sales ..........................................                        1                                                   2
   Interest income ....................................                    1,126                       769                       379
   Gain (loss) on marketable
     securities .......................................                     (366)                   (2,269)                    2,581
   Office services to related
     party ............................................                      428                       444                       508
   Underwriting fee ...................................                                                 91                       448
                                                                    ------------              ------------              ------------

          Total revenues ..............................                    2,304                     2,184                     4,703
                                                                    ------------              ------------              ------------


Expenses:
   Interest expense ...................................                        5                         5                        19
   Depreciation .......................................                       40                        43                        26
   Exploration costs ..................................                      173                       533                        56
   Operator expense ...................................                      619                       704                       580
   General and administrative -
     in part to related parties .......................                      721                       720                       597
   Research and development ...........................                       28                       120                       131
                                                                    ------------              ------------              ------------

          Total expenses ..............................                    1,586                     2,125                     1,409
                                                                    ------------              ------------              ------------


Income before taxes ...................................                      718                        59                     3,294


Provision for income taxes ............................                       83
                                                                    ------------              ------------              ------------


NET INCOME ............................................             $        635              $         59              $      3,294
                                                                    ============              ============              ============


Earnings per share ....................................             $        .02              $      - 0 -              $        .15
                                                                    ============              ============              ============


Weighted average number of shares .....................               26,691,198                26,602,912                21,778,678
                                                                    ============              ============              ============






The accompanying notes to financial statements are an integral part hereof.

                          ISRAMCO INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    Common Stock               Additional                                Total
                                                ---------------------           Paid-In           Accumulated         Shareholders'
                                                Shares         Amount           Capital             Deficit             Equity
                                                ------         ------           -------             -------             ------
                                                              (in thousands except for share information)

Balance - January 1,
   1993 ............................         11,100,092     $      111         $   12,030         $   (7,920)         $    4,221

Issuance of 3,837,500
   units comprised of
   15,350,000 shares of
   common stock,
   7,675,000 Class A
   warrants and
   7,675,000 Class B
   warrants at a price
   of $4.00 per unit
   pursuant to an
   April 15, 1993
   public offering, net
   of related costs of
   $1,713 ..........................         15,350,000            153             13,483                                 13,636
Issuance of common
   stock pursuant to
   the exercise of
   options (Note F) ................             65,000              1                 64                                     65
Issuance of common
   stock pursuant to
   the exercise of
   Class A warrants ................             20,500                                41                                     41
Net income .........................                                                                   3,294               3,294
                                             ----------     ----------         ----------         ----------          ----------
Balance - December 31,
   1993 ............................         26,535,592            265             25,618             (4,626)             21,257
Issuance of common
   stock pursuant to
   the exercise of
   Class A warrants ................            155,606              2                310                                    312
Net income .........................                                                                      59                  59
                                             ----------     ----------         ----------         ----------          ----------
Balance - December 31,
   1994 ............................         26,691,198            267             25,928             (4,567)             21,628
Net income .........................                                                                     635                 635
                                             ----------     ----------         ----------         ----------          ----------


BALANCE - DECEMBER 31,
   1995 ............................         26,691,198     $      267         $   25,928         $   (3,932)         $   22,263
                                             ==========     ==========         ==========         ==========          ==========




                 The accompanying notes to financial statements
                          are an integral part hereof.

                          ISRAMCO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                              ---------------------------------------
                                                                  1995          1994             1993
                                                                  ----          ----             ----
                                                                             (in thousands)


Cash flows from operating activities:
   Net income .........................................       $    635        $     59        $  3,294
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation ...................................             40              43              26
       Exploration costs ..............................            173             526              56
       (Gain) loss on marketable securities ...........            366           2,269          (2,581)
       (Gain) loss on sale of equipment ...............              1              (7)             (7)
       Changes in assets and liabilities:
         Prepaid expenses and other current assets ....              9             130             (67)
         Accounts payable and accrued expenses ........            (91)             44             179
         Purchase of marketable securities ............         (3,080)        (11,121)         (2,257)
         Proceeds from sale of marketable
           securities .................................          1,307           8,943           2,031
                                                              --------        --------        --------

             Net cash provided by (used in)
               operating activities ...................           (640)            886             674
                                                              --------        --------        --------


Cash flows from investing activities:
   Exploration costs ..................................           (173)           (481)            (91)
   Purchase of equipment ..............................            (21)            (70)           (125)
   Proceeds from sale of equipment ....................              1              25               9
                                                              --------        --------        --------

             Net cash (used in) investing activities ..           (193)           (526)           (207)
                                                              --------        --------        --------

Cash flows from financing activities:
   Proceeds from issuance of common stock pursuant
     to public offering and exercise of warrants
     and options ......................................                            312          13,742
                                                              --------        --------        --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..           (833)            672          14,209


Cash and cash equivalents - beginning of year .........         17,339          16,667           2,458
                                                              --------        --------        --------


CASH AND CASH EQUIVALENTS - END OF YEAR ...............       $ 16,506        $ 17,339        $ 16,667
                                                              ========        ========        ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ...........       $      5        $      5        $     19



  The accompanying notes to financial statements are an integral part hereof.

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Summary of Significant Accounting Policies:

                  [1]  The Company:

                       The Company, through its Israel Branch, is engaged in the acquisition, exploration, operation and development of oil and gas properties within the State of Israel.

                  [2]  Consolidation:

                       The consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries Isramco Oil and Gas Ltd. ("Oil and Gas") and Isramco Underwriters, Ltd., both Israeli Companies, Isramco Resources Inc., a British Virgin Islands company and an immaterial foreign wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. Another wholly owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli Company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for a Limited Partnership and has no significant assets or operations. The Company prepares its financial statements in accordance with generally accepted accounting principles which require the use of assumptions and estimates. Actual amounts may differ from these estimates.

                  [3]  Method of accounting for oil and gas operations:

                       The Company uses the "successful efforts" method of accounting whereby all costs of acquiring acreage, costs of drilling successful exploration wells and development costs are capitalized. Producing and nonproducing properties are evaluated periodically, and if conditions warrant (i.e., should a well prove to be dry and abandoned, or not of commercial value or no development activity is contemplated in the near future), the related costs are written off. Annual lease rentals and exploration costs, including geologic and geophysical costs and exploratory dryhole costs, are charged to expense as incurred.

                  [4]  Marketable securities:

                       During the year ended December 31, 1993, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that marketable securities held for trading be recorded at their market value. Company management considers the Company's marketable securities to be held for trading. There was no cumulative effect from the change since marketable securities were written down to their market value at December 31, 1992 because cost exceeded market value. SFAS 115 also requires purchases and sales of marketable securities held for trading to be classified as cash flows from operating activities.


(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Summary of Significant Accounting Policies:  (continued)

                  [5]  Equipment:

                       Equipment, consisting of motor vehicles, office furniture and equipment, is carried at cost less accumulated depreciation, computed by the straight-line method over the estimated useful lives of the assets.

                  [6]  Translation of foreign currencies:

                       Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency to be the United States ("U.S.") dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas, Isramco Underwriters and the Israel Branch have been remeasured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets, marketable securities and prepaid expenses which are translated at the rate in effect at the time of their acquisition. Depreciation is remeasured based on the historical dollar cost of the underlying assets. The net effects of translation were not material in any period.

                  [7]  Income (loss) per common share:

                       At December 31, 1995, 1994 and 1993 earnings per share amounts are based on the weighted average number of shares outstanding. The assumed conversion of warrants and exercise of options do not result in material dilution.

                  [8]  Cash equivalents:

                       Cash equivalents include short-term investments with original maturities of 90 days or less and are not limited in their use.

                  [9]  Recently issued accounting pronouncement:

                       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 has various effective and transition dates. The Company believes SFAS 123 will not have a material impact on its financial statements.



(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Transactions With Affiliates and Related Parties:

                  The Company acts as Operator for joint ventures engaged in the exploration for oil and gas, two carveouts (the Bessor Carveout in the Negev Nirim license and the Yam Carveout in the Negev Ashquelon) and five licenses (the Negev Med Venture), for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

                  The Company realized revenues of $1,025,000 from the Negev Med Venture, $18,000 from the Bessor Carveout and $72,000 from the Yam Carveout during the year ended December 31, 1995. The Company realized revenues of $2,942,000 from the Negev Med Venture, $135,000 from the Bessor Carveout and $72,000 from the Yam Carveout during the year ended December 31, 1994. The Company realized revenues of $88,000 from the Yam Carveout, $272,000 from the Bessor Carveout and $425,000 from the Negev Med Venture in the year ended December 31, 1993. In relation to these revenues, expenditures of $619,000, $704,000 and $580,000 were incurred for the years ended December 31, 1995, 1994 and 1993, respectively.

                  J.O.E.L. - Jerusalem Oil Exploration Limited ("JOEL") holds approximately 36% of the issued and outstanding common stock of the Company and approximately 33% of the outstanding A and B warrants. JOEL is an Israeli corporation whose shares are traded on the Tel Aviv Stock Exchange.

                  The Company paid JOEL $15,000 per month ($180,000 per annum) for rental, office, secretarial and computer services in 1995, 1994 and 1993.

                  The Company has paid JOEL a consulting fee of $6,000 per month for financial and supervisory services since January 1, 1992. The consulting arrangement terminates on March 12, 1996.

                  A subsidiary of the Company is the general partner of Isramco -Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $420,000, $420,000 and $345,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                  The Company occupies facilities of Petronav, Inc. a company owned by the Company's Chief Executive Officer, in New York, on a month-to-month basis, at a rental of $2,000 per month through March 31, 1995 and at a rental of $3,000 per month thereafter.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Transactions With Affiliates and Related Parties:
           (continued)

                  The Company has agreed to pay its Chief Executive Officer $8,250 per month through July 1997 for consulting services. During the years ended December 31, 1995, 1994 and 1993, payments of $99,000, $99,000 and
$85,250, respectively, were made to other entities as directed by the executive, and are included in general and administrative expenses.

                  During the years ended December 31, 1995, 1994 and 1993, the Company incurred $98,000, $97,000 and $149,000, respectively, for legal services and $5,000, - 0 - and $17,000, respectively, for consulting services rendered by officer/directors of the Company.

                  During the years ended December 31, 1994 and 1993, the Company earned $91,000 and $448,000, respectively, in underwriting commissions from Isramco-Negev 2 Limited Partnership unit offerings. During the year ended December 31, 1993, the Company also received $140,000 for preparing prospectuses in connection with the Isramco-Negev 2 Limited Partnership underwritings.

                  Pass-Port Ltd. ("Pass-Port"), a significant investor in JOEL, is an Israeli company whose shares are traded on the Tel-Aviv Stock Exchange. The Chief Executive Officer and Chairman of the Board of the Company previously served as Chairman of the Board of Directors and General Manager of Pass-Port. The Company paid Pass-Port $6,000 for professional services during 1995 and $36,000 during 1994.

                  In October 1995, the Company entered into a one year employment agreement with its President at an annual salary of $144,000.

(NOTE C) - Marketable Securities:

                  At December 31, 1995, 1994 and 1993, the Company owned 4,576,561 (approximately 5%), 1,549,264 and 1,249,264 shares, respectively, of J.O.E.L. - Jerusalem Oil Exploration Limited, a related party (see Note B), with a cost and market value of $2,316,000 and $1,073,000 in 1995 and $1,342,000 and
$683,000 in 1994 and $976,000 and $2,347,000 in 1993.

                  At December 31, 1995, 1994 and 1993, the Company owned 391,529, 391,529 and 485,122 units, respectively, of the Isramco-Negev 2 Limited Partnership, a related party (see Note B), with a cost and market value of $22,000 and $3,000 in 1995, $22,000 and $10,000 in 1994, and $20,000 and $46,000
in 1993.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Marketable Securities:  (continued)

                  Sales of marketable securities resulted in realized gains of $210,000, $159,000 and $826,000 for the years ended December 31, 1995, 1994 and
1993, respectively. The first-in, first-out method is used to determine the realized gain or loss on a sale.

                  At December 31, 1995 and 1994, the Company had net unrealized losses on marketable securities of $1,267,000 and $690,000, respectively. At December 31, 1993, the Company had net unrealized gains of $1,739,000. The change in net unrealized holdings included in earnings is a loss of $577,000 in 1995, a loss of $2,429,000 in 1994 and a gain of $1,755,000 in 1993.

                  Marketable securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of the following:

                                              D e c e m b e r  3 1,
                         -------------------------------------------------------------
                                  1 9 9 5                           1 9 9 4
                         ---------------------------       ---------------------------
                                           Market                            Market
                            Cost           Value             Cost            Value
                            ----           -----             ----            -----

Debentures .......       $2,185,000       $2,199,000       $  211,000       $  214,000
Convertible
   debentures ....          102,000           82,000          158,000          131,000
Investment trust
   fund ..........        2,361,000        2,368,000        3,190,000        3,229,000
Shares ...........        2,386,000        1,118,000        1,492,000          787,000
                         ----------       ----------       ----------       ----------

     T o t a l ...       $7,034,000       $5,767,000       $5,051,000       $4,361,000
                         ==========       ==========       ==========       ==========


(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Oil and Gas Properties:

                                                                                       Total
                                                                                    Capitalized
                                                   Unproved          Proved            Costs
                                                   ---------        ---------        ---------

Balance - January 1, 1993  .................       $  10,000        $   - 0 -        $  10,000

Changes in the year ended December 31, 1993:
     Exploration costs in
       progress ............................          91,000                            91,000
     Exploration costs written
       off .................................         (56,000)                          (56,000)
                                                   ---------        ---------        ---------

Balance - December 31, 1993  ...............          45,000            - 0 -           45,000

Changes in the year ended December 31, 1994:
     Exploration costs in
       progress ............................         481,000                           481,000
     Exploration costs written
       off .................................        (526,000)                         (526,000)
                                                   ---------        ---------        ---------

Balance - December 31, 1994  ...............           - 0 -            - 0 -            - 0 -

Changes in the year ended December 31, 1995:
     Exploration costs in
       progress ............................         173,000                           173,000
     Exploration costs written
       off .................................        (173,000)                         (173,000)
                                                   ---------        ---------        ---------

Balance - December 31, 1995  ...............       $   - 0 -        $   - 0 -        $   - 0 -
                                                   =========        =========        =========



(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Equipment:


                                                             December 31,
                                            -------------------------------------------
                                               1995            1994              1993
                                            ---------        ---------        ---------
     Cost:
        Balance - beginning of period       $ 217,000        $ 227,000        $ 119,000
        Purchases ...................          21,000           70,000          125,000
        Sales and dispositions ......          (5,000)         (80,000)         (17,000)
                                            ---------        ---------        ---------

        Balance - end of period .....         233,000          217,000          227,000
                                            ---------        ---------        ---------

     Accumulated depreciation:
        Balance - beginning of period          65,000           84,000           73,000
        Depreciation expense ........          40,000           43,000           26,000
        Depreciation of equipment
          that was sold or retired ..          (3,000)         (62,000)         (15,000)
                                            ---------        ---------        ---------

        Balance - end of period .....         102,000           65,000           84,000
                                            ---------        ---------        ---------

     Balance - cost less
        accumulated depreciation ....       $ 131,000        $ 152,000        $ 143,000
                                            =========        =========        =========



     Annual rates of depreciation are as follows:

          Office furniture .................................              7%
          Office equipment and vehicles ....................       15% - 20%



(NOTE F) - Shareholders' Equity:

                  The Company's stock option plan (the "Plan") which expired on January 31, 1993, provided for both incentive stock options and nonqualified stock options. 500,000 shares of common stock were reserved under the Plan. Options qualifying as "incentive stock options" under the Internal Revenue Code were granted at a price of not less than 100% of the fair market value on the date of grant. Options which did not qualify as incentive stock options were granted at a price not less than 85% of the fair market value on the date of grant. The incentive stock options and the nonqualified stock options are exercisable within five years from the date of the grant. Upon death of an optionee, the option expires one year after the date of death.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Shareholders' Equity:  (continued)

                  The 1993 stock option plan (the "1993 Plan") was approved at the Annual General Meeting of Shareholders held on August 13, 1993. 500,000 shares of common stock are reserved under the 1993 Plan. Options granted under the 1993 Plan may be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options are granted for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The exercise price for a nonqualified stock option may be set by the administrator.

                  During the year ended December 31, 1993, 65,000 options were exercised for $65,000 and 262,500 options were granted under the 1993 Plan at an exercise price of $2.31 a share. During 1994, the Company granted 25,000 options to an employee pursuant to the 1993 Plan exercisable through March 2004 at an exercise price of $1.91. During 1995, the Company granted 30,000 options to a director under the 1993 Plan exercisable through July 2005 at an exercise price of $0.56 per share.

                  Information regarding the Plan and 1993 Plan is as follows:

                                         Nonqualified
                                         Stock Options
                                         -------------

     Balance - January 1, 1993  . . . .     360,000
     Options exercised during 1993. . .     (65,000)
     Options granted during 1993. . . .     262,500
     Options expired during 1993. . . .     (10,000)
                                           --------
     Balance December 31, 1993. . . . .     547,500
     Options granted during 1994. . . .      25,000
                                           --------
     Balance December 31, 1994. . . . .     572,500
     Options granted during 1995. . . .      30,000
     Options expired during 1995. . . .    (285,000)
                                           --------
     Balance December 31, 1995
        exercisable at prices ranging
        from $0.56 to $2.31
        (all exercisable) . . . . . . .     317,500
                                           --------




(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Shareholders' Equity:  (continued)

                  During 1995 and 1994, 517,500 and 150,000 options,
respectively, granted pursuant to consulting arrangements expired.

                  On March 16, 1995, the Company granted 500,000 options pursuant to a one-year consulting arrangement at an exercise price of $2.00 which expired on March 16, 1996. The value of these options were not significant.

                  In March 1995, the Company issued 50,000 options to a former director of the Company to replace, on the same terms, incentive stock options which terminated at the time he ceased to be a director; 20,000 options at an exercise price of $2.31 exercisable through August 2003 and 30,000 options at an exercise price of $1.37 exercisable through December 1996. The value of these options were not significant.

                  On April 15, 1993, pursuant to a public offering, the Company sold 3,837,500 units and received net proceeds of $13,636,000. Each unit consisted of four shares of common stock, two Class A Redeemable Warrants and two Class B Redeemable Warrants. JOEL purchased 1,250,000 of the units sold for a consideration of $5,000,000. A Class A Redeemable Warrant entitles the holder to purchase one share of common stock at a price of $2.00 at any time after the date of issuance until April 16, 1996 (extended from March 31, 1995). A Class B Redeemable Warrant entitles the holder to purchase one share of common stock at a price of $4.00 at any time after issuance until April 15, 1996 (extended from April 15, 1995). At December 31, 1995, 7,498,894 Class A Redeemable Warrants and 7,675,000 Class B Redeemable Warrants are outstanding. The Class A and Class B warrants are subject to redemption by the Company at a price of $.001 per warrant on thirty days' notice after the price of the Company's common shares exceeds $2.10 and $4.20, respectively.

                  In connection with the offering the Company issued to the Underwriter a warrant to purchase 225,000 units (the "Underwriter Warrant") exercisable one year after issuance but not later than five years at a price of $6.60 per unit. Each unit is identical to those sold to the public except that the exercise prices of the Class A Redeemable Warrants and Class B Redeemable Warrants are $3.20 and $6.40, respectively.

                  During 1994 and 1993, 155,606 and 20,500, respectively, of Class A warrants were exercised. Accordingly, the Company received proceeds of $312,000 and $41,000.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Shareholders' Equity:  (continued)

                  Shares of common stock reserved for future issuance are:


                  Options granted under the Plan ............           40,000
                  Options granted under the 1993 Plan .......          317,500
                  Option available for grant under the 1993
                     Plan ...................................          182,500
                  Class A Redeemable Warrants ...............        7,498,894
                  Class B Redeemable Warrants ...............        7,675,000
                  Shares underlying the Underwriter Warrant .        1,800,000
                                                                    ----------

                            T o t a l .......................       17,513,894
                                                                    ==========



(NOTE G) - Commitments and Contingencies:

                  The Company is committed to contribute approximately $30,000 in respect of authorizations for expenditure for exploration and development of its working interest in oil and gas properties.

                  A statement of claim was filed with the Tel Aviv-Jaffa District Court in Israel in connection with an accident which occurred in the Yam 2 well site on January 28, 1990 in the aggregate amount of approximately $5 million which is covered by insurance.

                  In a Statement of Claim filed in the District Court of Tel Aviv-Jaffa on December 1, 1993 (the "Claim"), the Company along with Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Isramco Management (1988) Ltd., JOEL, Pass-port Ltd., Dr. Joseph Elmaleh (Chairman of the Board of the Company), EMOG, The Trust Company of Kesselman and Kesselman (Trustees 1991) Ltd. and Mr. Danny Toledano (an officer and director of the Company) have been named Defendants in a lawsuit commenced by Mr. Chaim Chazan (the "Plaintiff"). In the Statement of Claim, the Plaintiff alleges damages and loss of profits arising out of his purchase of Participation Units and Warrants pursuant to the fourth and fifth Prospectuses issued by the Limited Partnership in Israel based on alleged misleading statements set forth in each Prospectus, alleged breach of obligations contained in each Prospectus and alleged misleading current reports filed with the Israeli Securities Authority and with the Tel Aviv Stock Exchange. The dollar amount of the Claim is between $238,000 and $566,000. Plaintiff has requested that the court recognize the Claim as a class action. If so recognized, the Plaintiff values the damages and loss of profits to the class to be between $13,832,000 and $32,880,000. On September 20, 1995, the Plaintiff amended its complaint alleging in addition, that the defendants concealed information from the public concerning the result of a 1991 seismic survey conducted in the Bessor

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Commitments and Contingencies:  (continued)

Carveout and used such information internally to gain a profit. A Statement of Defense has not been filed by the defendants in this action. It is the Company's intention to vigorously defend against this claim. Based on the opinion of counsel, management believes that it is too early in the proceedings to determine whether any liability will inure to the Company.

(NOTE H) - Income Taxes:

                  Income (loss) before income taxes from U.S. and foreign results of operations is as follows:

                                        1995               1994               1993
                                     -----------        -----------        -----------

                  U.S ........       $   (84,000)       $(1,813,000)       $ 1,415,000
                  Foreign ....           802,000          1,872,000          1,879,000
                                     -----------        -----------        -----------

                    Total ....       $   718,000        $    59,000        $ 3,294,000
                                     ===========        ===========        ===========


                  The provision for income taxes is as follows:

                                        1995               1994                1993
                                     -----------        -----------        -----------

                  Current:
                     U.S .....       $   455,000        $   920,000        $   570,000

                  Deferred:
                     U.S .....          (372,000)          (920,000)          (570,000)
                                     -----------        -----------        -----------

                     Total ...       $    83,000        $     - 0 -        $     - 0 -
                                     ===========        ===========        ===========




                  Deferred taxes are provided principally in relation to temporary differences in unrealized appreciation (depreciation) in marketable securities and net operating losses.

                  The deferred tax assets as of December 31, 1995, are as follows:

                                                                   Assets
                                                                   ------

                  Unrealized depreciation of marketable
                     securities ..........................       $   413,000
                  U.S. Federal net operating losses ......           651,000
                  U.S. Federal alternative minimum
                     tax credits .........................            93,000
                                                                 -----------
                                                                   1,157,000

                  Valuation allowance ....................        (1,157,000)
                                                                 -----------

                                                                 $     - 0 -
                                                                 ===========



(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Income Taxes:  (continued)

                  A reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before taxes is as follows:

                                       1995      1994        1993
                                    ---------  --------  -----------

          Computed at U.S.
             statutory rates . . .  $ 252,000  $ 21,000  $ 1,153,000
          Reduction of valuation
             allowance . . . . . .   (169,000)  (21,000)  (1,153,000)
                                    ---------  --------  -----------

                                    $  83,000  $  - 0 -  $     - 0 -
                                    =========  ========  ===========


                  At December 31, 1995, net operating loss carryforwards available to reduce future federal taxable income amounted to approximately $1,860,000, expiring at various dates through 2007.

                  The Company also has net operating loss carryforwards of approximately $2,200,000 available to reduce future Israeli taxable income from its Israel Branch and its Israeli subsidiaries. These net operating loss carryforwards are not limited by an expiration date. The ultimate realization of the tax benefits is dependent upon these entities earning future taxable income and accordingly, the Company has established an offsetting valuation allowance because it is not presently able to predict that such taxable income will be earned.

(NOTE I) - Concentration of Credit Risk:

                  A significant portion of the Company's cash and equivalents is invested in three money-market funds.

                  Substantially all marketable securities owned by the Company are held by two banks in Israel.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         See Form 8-K for the month of July, 1994 filed by the Company July 25, 1994.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DR. JOSEPH ELMALEH has been a director of the Company and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1982. Dr. Elmaleh is the Chief Executive Officer of J.O.E.L. - Jerusalem Oil Exploration Ltd. (a public company in Israel). Until June 25, 1995 he also held the positions of Chairman of the Board and Chief Executive Officer of Pass-port Ltd. Since 1971, Dr. Elmaleh has been an officer of Elmco Holdings Ltd. (a company engaged in consulting and private investments) (Elmco). He also serves as a director of Panatech Research and Development Corporation (a U.S. public company engaged in manufacturing parts for spray guns). Dr. Elmaleh holds of Bachelor of Science Degree in chemical engineering from the Technion in Haifa, together with a Doctorate in Operations Research from the University of London, Imperial College of Science and Technology. Dr. Joseph Elmaleh is a defendant in litigation commenced in Israel against the Company and others in connection with alleged claims arising out of prospectuses issued by the Isramco-Negev 2 Limited Partnership. Age 57.

BARRY SAHGAL has been a director of the Company since December 1994 and is a Managing Director at Ladenburg, Thalmann & Co. He has been with Ladenburg, Thalmann & Co. for twelve years as a security analyst specializing in energy as well as special situation growth stocks. He has been Director of Research and served on the firm's management committee and board of directors. His activities include institutional and retail sales, corporate finance and research. Mr. Sahgal was previously with Prudential Securities and Neuberger and Berman for total of ten years. Mr. Sahgal received a Bachelors degree in Electrical Engineering with honors from the University of London along with a Masters Degree in Business. Age 46.

DANNY TOLEDANO has been a director of the Company since May 1992 and from November 1993 through 1995 served as the Company's Vice President - Finance. On October 16, 1995 Mr. Toledano was elected President, Chief Operating Officer and Chief Financial Officer of the Company. From July 1988 through December 31, 1991 Mr. Toledano was an employee of the Company's Branch Office in Israel in charge of financial matters and in August of 1992 became Vice President - Finance - Branch Office. From 1992 Mr. Toledano has been the Deputy Chief Executive Officer of J.O.E.L. -Jerusalem Oil Exploration Ltd. (a public company in Israel). Until June 25, 1995 he also held the position of Deputy Chief Executive Officer of Pass-port Ltd. Mr. Toledano is a defendant in litigation commenced in Israel against the Company and others in connection with alleged claims arising out of prospectuses issued by the Isramco-Negev 2 Limited Partnership. Mr. Toledano holds an MBA from the Hebrew University of Jerusalem and is a certified public accountant (in Israel). Age 41.

HAIM TSUFF has been a director of the Company since January 8, 1996. Mr. Tsuff is Chairman of the Board of Pass-port Ltd. and a director of Isramco Oil and Gas Ltd. During the past five years, Mr. Tsuff has served as General Manager of Finestone Chemical Industries Ltd., a private company which produces printed material. Mr. Tsuff is also the Managing Director or Chairman of the Board of Y. Habaron Ltd. (real estate), Firestone Chemical Factors Ltd. (printed material), Madad Ltd. (printed material), Benfica Holdings Ltd. (construction) and Benfica Ltd. (construction), all of which are private companies. Age 38.

NATAN SCHWARTZ has been a director of the Company since November 3, 1995 and also serves a director of Isramco Oil and Gas Ltd. Mr. Schwartz in the past five
(5) years has served as manager and a board member of Prime 2000 Ltd. and Prime Financial Consultants (finance and financial consulting activities), Promote Construction Ltd. (construction), Promote Finance and Credit Ltd. (real estate) and Promote Underwriters Ltd. (real estate and investment activities). Mr. Schwartz is also a member of the board of directors of the following non-U.S. public companies: Navigator Nadlan Ltd., Ace-Spade Investments Ltd., Oki-Dok Investments Ltd., Oktova Holdings Ltd., Navigator Investment Ltd. Age 53.

YITZCHAK SHAVIT has been a director of the Company since January 8, 1996. Mr. Shavit is presently Vice President of the Israel Education Fund and affiliate of the United Jewish Appeal and the Jewish Agency for Israel. From 1980 through 1993, Mr. Shavit was the Deputy Director General for Rural and Economic Development of the Jewish Agency in Israel. Mr. Shavit holds a bachelor of arts from the Hebrew University of Jerusalem, a graduate studies degree in political science from the University of Alberta, Canada and a graduate studies degree in public administration from the London School of Economics. Age 53.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY OF COMPENSATION

         The following table sets forth the compensation paid for years 1993 - 1995 to the Chief Executive Officer and the five (5) other highly paid officers and/or key employees of the Company.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                                          Long-Term Compensation

Name and                        Year       Salary          Bonus        Other Annual    Securities         All Other
Principal                                                               Compensation    Underlying       Compensation
Position                                                                    (4)          Options
----------------------------------------------------------------------------------------------------------------------

Joseph Elmaleh (1)              1995           --                        $ 99,000
  Chairman of the Board         1994           --         $100,000         99,000
  Chief Executive               1993           --             --           85,250

Danny Toledano (2)              1995         30,000           --                            --
  President                     1994           --           80,000                          --
  Chief Operating Officer       1993           --           57,000                        30,000
  Chief Financial Officer

Alex Helfman                    1995        126,211         55,000                          --
  Oil and Gas Supervisor        1994        114,100         77,100                          --
                                1993        120,356         78,000                        30,000

Joshua Folkman                  1995         92,777         20,000                          --
  Exploration Manager           1994         92,468         10,000                          --
  Branch Office                 1993        103,082          5,000                        20,000

Raanan Wiessel                  1995         67,962         34,000                          --
  Treasurer                     1994         56,128         39,000                          --
  Controller                    1993         57,199         48,000                        25,000
  Branch Office

Conrad E. Maher (3)             1995        112,005           --             --             --
  Operations and                1994        109,791           --           78,000         25,000
  Technical Manager             1993         25,270           --           19,500         75,000
  Branch Office





NOTES

(1) From January 1993 through May 1993 the Company paid to Dr. Joseph Elmaleh a consultant fee of $5,500 per month for his services. Effective June 1, 1993 Dr. Elmaleh's consultant fee was increased to $8,250 per month and on July 20, 1995 the Company entered into a Consulting Agreement with Dr. Elmaleh for an annual fee of $99,000.

(2) The services of Mr. Toledano from January 1992 to the present have been provided to the Company by J.O.E.L. for a fee of $6,000 per month. On October 15, 1996 Mr. Toledano was elected President, Chief Financial Officer and Chief Operating Officer. The Company on October 16, 1995 entered into an Employment Agreement with Mr. Toledano at the annual salary of $144,000.

(3) Conrad E. Maher started employment with the Company in September 1993. Mr. Maher has an employment agreement with the Company for $6,000 per month and his company has a consulting agreement for $6,500. The term for the consulting agreement is for two years and the term for the employment agreement is eighteen months. Pursuant to provisions of said agreements the Company pays to Conrad E. Maher a housing allowance of $800.00 per month and a transportation allowance in addition to a one time moving allocation of $20,800. As of January 1, 1996 these two agreements were cancelled and the Company signed a new consulting agreement only with Mr. Maher's consulting company for a monthly fee of $8,300.

(4) Does not include personal benefits which do not exceed 10% of the cash compensation of all officers as a group.

          The following table sets forth information concerning the exercise of stock options during 1995 by each of the named executive officer and key employee and the year end value of unexercised options.

                           AGGREGATED OPTION EXERCISES
                                     IN 1995
                           AND YEAR END OPTION VALUES

Name                      Shares          Value             Number of        Value of
                          Acquired        Realized ($)      Securities       Unexercised
                          on Exercise     (3)               Underlying       In the Money
                                                            Unexercised      Options at
                                                            Options (#)      Year End ($)
------------------------------------------------------------------------------------------

Joseph Elmaleh (1)             0             0                20,000             0
Danny Toledano (1)             0             0                30,000             0
Alex Helfman                   0             0                30,000             0
David Malkin (2)               0             0                20,000             0
Joshua Folkman                 0             0                20,000             0
Raanan Wiessel                 0             0                25,000             0
Conrad Maher                   0             0               100,000             0




NOTES

(1)   Director of the Company.

(2)   Corporate Secretary.

(3) The value reported is based on the closing price of the common stock of the Company as reported on NASDAQ on the date of the exercise less the exercise price.

          The following table sets forth information concerning individual grants of stock options made during the 1995 fiscal year to each named executive officer and key employee. The Corporation did not grant any stock appreciation rights during 1995 and has no outstanding SAR's.

                              OPTION GRANTS IN 1995

                              Individual Grants (1)

Name                              No. of          % of Total        Exercise         Expiration
                                  Shares          Options           Price            Date
                                  Underlying      Granted to        ($/SH)
                                  Options         Employees
                                  Granted (1)
-----------------------------------------------------------------------------------------------

Barry Sahgal                        30,000           100%            .5625           7/19/2005



NOTES

(1) All stock options were granted with an exercise price equal to the market price of the common stock on the date of grant.



          The Company during 1995 did not amend or adjust the exercise price of outstanding stock options previously awarded to any of the named executive officers or directors or employees. The only incentive plan which the Company has is its 1993 Stock Option Plan (the "Stock Option Plan").

Stock Option Plan

          The Company's Stock Option Plan was adopted with the intention of encouraging stock ownership by directors, officers, employees and consultants of the Company and its subsidiaries. The plan provides for stock options of up to 500,000 shares of common stock of the Company. Options may either be options intended to qualify as "incentive stock options" or "non-statutory stock options", as those terms are defined in the Internal Revenue Code.

          Employees (including officers) of the Company are eligible to receive incentive stock options, however, non-statutory stock options may be granted to officers, directors, employees and consultants of the Company and its subsidiaries. Options are granted for a period of up to ten years from the grant date for an exercise price of not less than 100% of the fair market value of the securities of the Company's common stock on the date of grant. Danny Toledano and Barry Sahgal have been appointed as members of the committee to administer the Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND KEY EMPLOYEES

        On March 15, 1996 the Directors, executive Officers and certain key employees of the Company beneficially owned, the aggregate 552,675 shares of the Company's common stock (or approximately 2% of the shares outstanding) including 245,000 shares under options which are currently exercisable. Unless otherwise indicated, the individuals named hold sole voting and investment power over the shares listed below.


Name                      Position                             Number of
                                                                 Shares
                                                                 Owned
                                                              Beneficially
---------------------------------------------------------------------------


Joseph Elmaleh                    Chairman of the Board,         312,675
                                  Chief Executive Officer,           (1)
                                  and Director
David Malkin                      Secretary and Director          40,000
                                                                     (2)
Danny Toledano                    President,                      30,000
                                  Chief Operating Officer,           (3)
                                  Chief Financial Officer,
                                  and Director
Alex Helfman                      Oil and Gas Supervisor          25,000
                                  Branch Office                      (4)
Conrad Maher                      Operations and                 100,000
                                  Technical Manager                  (5)
Joshua Folkman                    Exploration Manager             20,000
                                                                     (6)
Raanan Wiessel                    Treasurer - Controller          25,000
                                                                     (7)
Natan Schwartz                    Director                             0
Yitzchak Shavit                   Director                             0
Haim Tsuff                        Director                             0
                                                                 -------
All Directors, Officers
  and Key Employees
  as a Group (ten persons)                                       552,675



NOTES

(1) Includes 292,675 shares are held by Southern Shipping and Energy Inc. and 20,000 shares of common stock issuable upon exercise of Stock Options.

(2) Includes 20,000 shares of common stock issuable upon exercise of Stock Options.

(3) Includes 30,000 shares of common stock issuable upon exercise of Stock Options.

(4) Includes 30,000 shares of common stock issuable upon exercise of Stock Options.

(5) Includes 100,000 shares of common stock issuable upon exercise of Stock Options.

(6) Includes 20,000 shares of common stock issuable upon exercise of Stock Options.

(7) Includes 25,000 shares of common stock issuable upon exercise of Stock Options.

(8) Haim Tsuff is the Chairman of the Board of Pass-port Ltd. which owns and controls 28.4% of JOEL. See Security Ownership of Certain Beneficial Owners.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Set forth below is certain information with respect to ownership of the Company's securities as of March 13, 1996 by persons or entities who are known by the Company to own beneficially more than 5% of the outstanding shares of the common stock, as determined in accordance with Rule 13d-3 under the Act.

Name of                                                 No. of
Beneficial Owner                                    Common Shares               Percentage
----------------                                    -------------               ----------

J.O.E.L. -                                            14,648,725                  46.2% +
Jerusalem Oil Exploration Ltd. *
4 Raoul Wallenberg St.
Shavit House
Tel Aviv 69174
Israel



NOTES

* As of January 19, 1996, J.O.E.L. announced in a 13D filing with the Securities and Exchange Commission that it owned 9,648,725 shares of the common stock of the Company representing 36.1% of the outstanding shares of common stock. In addition, J.O.E.L. owns 2,500,000 Class A Warrants and 2,500,000 Class B Warrants. Accordingly, J.O.E.L. may be deemed to be the beneficial owner of 14,648,725 shares of the common stock of Isramco, Inc. representing 46.2% of the common stock. Haim Tsuff, a director of the Company also serves as Chairman of the Board and a director of Pass-port Ltd., a company which now owns and controls approximately 28.4% of the outstanding shares of J.O.E.L.

+ This percentage is based on 26,691,198 shares of common stock outstanding March 13, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OFFICE FACILITIES AND CONSULTING AGREEMENTS

License of New York Offices

        The Company has a license from Petronav Inc. to use its New York office. During 1995, the Company paid $2,000 per month through March 31, 1995 and $3,000 per month thereafter to Petronav Inc. under this Agreement. The Agreement provides the Company the right to use the office facilities of Petronav Inc. on a full-time basis and may be terminated by either party on thirty days' notice. Petronav Inc. is a company 100% owned and controlled by Dr. Elmaleh. Management believes that the cost for these office premises is comparable to other similar office space in New York City.

Service Agreement with J.O.E.L.

        During 1995 and 1994 the Company paid to J.O.E.L. $15,000 per month ($180,000 per annum) for office rental, office services, secretarial services and computer services in Tel Aviv, Israel. The charge also includes the usage of offices and office services for Isramco-Negev 2 Limited Partnership. Management believes that the amount which it pays to J.O.E.L. for rent and office services is comparable to charges for rent and office services in comparable locations in Israel.

Consulting Agreement with J.O.E.L.

        During 1995 the Company paid J.O.E.L. a consulting fee of $6,000 per month for the services of Danny Toledano. Mr. Toledano, as an employee of J.O.E.L., performs supervisory services for the Company's Branch Office in Israel and spent approximately 30% of this time on the Company's business. Mr. Toledano is a director of the Company. Management believes that the consulting fee to be paid to J.O.E.L. is fair and reasonable. This consulting arrangement terminated on March 12, 1996.

Consulting Agreement

        During 1995 the Company paid to Dr. Joseph Elmaleh a consulting fee of $8,250 per month. Dr. Elmaleh spends approximately 30% to 40% of his time on the Company's business. During the year ended December 31, 1995 payments of $99,000 were paid pursuant to this understanding. On July 20, 1995 the Company entered into a two year consulting agreement with Dr. Elmaleh thorugh July 31, 1997 at an annual rate of $99,000. The Company believes that the consulting fee paid to Dr. Elmaleh is fair and reasonable.

Employment Agreement

        On October 16, 1995 the Company entered into a one year employment agreement with Danny Toledano pursuant to which Danny Toledano will act as the President of the Company and receive an annual compensation of $144,000.

                                    GLOSSARY

        "Authorization for Expenditure (AFE)" shall mean a proposal for financial expenditure within the framework of petroleum explorations, which the Operator proposes from time to time to the partners in the Petroleum Assets which it manages, for the purpose of the approval of the participants. When approved by them, it constitutes the budget for the execution of the petroleum exploration and the remainder of the operations of the Petroleum Assets.

        "Carveout" shall mean an area in a Petroleum License or Lease in which the ownership is different from the ownership in the License or Lease.

        "EMOG" shall mean East Mediterranean Oil and Gas Ltd., an Israeli corporation and a wholly owned subsidiary of Southern Shipping and Energy, Inc. EMOG was the operator of the Negev 1 Venture. The Company originally purchased from EMOG 98% of its interest in oil and gas leases in Israel operated by EMOG.

        "First Assignment of Rights Agreement" shall mean the Assignment of Rights Agreement which was signed on the 5th day of March, 1989 between the Limited Partnership and Isramco, Inc., as amended from time to time, with regard to the assignment of rights by the Company to the Limited Partnership in Petroleum Assets of the Negev 2 Venture.

        "Grant Agreement" shall mean the agreement between the Company and the Government of Israel pursuant to which the Government of Israel has provided assistance to the Company in connection with its investment in the Negev 2 Venture by providing a grant of 44.34 cents for each U.S. dollar ($1.00) invested and expended by the Company in oil and gas activities in Israel within the framework of the Negev 2 Venture. The Government financing provided for under the Grant is repayable only from funds emanating from commercial production in any payout area and then, only to the extent of 30% of the recipient's share of the net revenue from said payout area, as and when received. The Grant Agreement entitles the Government of Israel, to receive a 12.5% royalty on oil sales, as well as an overriding royalty of 6.5% of the Company's share in the petroleum produced and saved after payout. If there is no commercial discovery of oil, the Company will not be required to repay the grant monies. A grant agreement was also entered into between the Government of Israel and HEI, Donesco, L.P.S. and Mazal Oil.

        "Joint Operating Agreement" shall mean the Joint Operating Agreement of the Negev 2 Venture which was signed as of the 30th day of June, 1988, between the participants in the Negev 2 Venture, as amended or as shall be amended from time to time.

        "Joint Venture Agreement" shall mean the Joint Venture Agreement of the Negev 2 Venture which was signed as of the 30th of June, 1988 between the participants in the Negev 2 Venture, as amended from time to time.

        "Limited Partnership" shall mean Isramco-Negev 2 Limited Partnership, a Limited Partnership founded pursuant to a Limited Partnership Agreement made on the 2nd and 3rd days of March, 1989 (as amended on September 7, 1989, July 28, 1991, March 5, 1992 and June 11, 1992) between the Trustee on part as Limited Partner and Isramco Oil and Gas Ltd., as General Partner on the other part.

        "Limited Partnership Agreement" shall mean the Limited Partnership Agreement made the 2nd and 3rd days of March, 1989 (as amended September 7, 1989, July 28, 1991, March 5, 1992 and June 11, 1992), between Isramco Oil and Gas Ltd., as General Partner, and Isramco Management (1988) Ltd. as the Limited Partner.

        "Negev 2 Venture" shall mean the venture between HEI Oil and Gas Ltd. Partnership (hereinafter "HEI"), SSE (U.K.), JOEL, Pass-port, Delek Israel Oil Fuel Ltd., Delek Petroleum Explorations Ltd., Isramco, Inc., Naphta Israel Petroleum Company Ltd., L.P.S. Oil Inc., Donesco Venture Fund and Mazal Oil Inc. with regard to joint operations for oil and gas explorations in various areas of Israel, both offshore and onshore.

        "Negev 2 Venture Agreements" shall mean the Joint Venture Agreement, the Joint Operating Agreement, the Voting Agreement and every agreement into which the parties to said agreements have entered, in connection with the Negev 2 Venture.

        "Overriding Royalty Interest" shall mean a percentage interest over and above the base royalty and is free of all costs of exploration and production, which costs are borne by the Grantor of the Overriding Royalty Interest and which is related to a particular Petroleum Property.

        "Payout" shall mean the defined point at which one party has recovered its prior costs.

        "Petroleum" shall mean any petroleum fluid, whether liquid or gaseous, and includes oil, natural gas, natural gasoline, condensates and related fluid hydrocarbons, and also asphalt and other solid petroleum hydrocarbons when dissolved in and producible with fluid petroleum.

        "Petroleum Exploration" shall mean test drilling; any other operation or search for petroleum, including geological, geophysical, geochemical and similar investigations and tests; and, drilling solely for obtaining geological information.

        "Petroleum Law" shall mean the Israel Petroleum Law, 5712-1952.

        "Petroleum Production" shall mean the production of petroleum from a petroleum field and all operations incidental thereto, including handling and treatment thereof and conveyance thereof to tankers, a pipe line or a refinery in or in the vicinity of the field.

        "Preliminary Permit", "Preferential Right to Obtain a License", "License" shall have the meaning(s) set forth in the Petroleum Law of Israel.

        "Second Assignment of Rights Agreement" shall mean the Assignment of Rights Agreement which was signed on the 8th day of March, 1992 between the Limited Partnership, JOEL, Pass-port and Isramco, Inc. with regard to the transfer of part of the rights of these companies in the various petroleum assets, to the Limited Partnership.

        "Sole Risk operation" is an operation in which fewer than all of the participants in a venture participate, and the non-consenting participant has no financial obligation but also loses his right to participate in the results of the operation.

        "Test Drilling" shall mean the drilling of test wells for the purpose of finding of petroleum or ascertaining the size or boundaries of a petroleum field.

        "Trust Agreement" shall mean the Trust Agreement made on the 3rd day of March, 1989 (as amended September 7, 1989, July 28, 1991, March 5, 1992 and June 11, 1992) for the Trust Company of Kesselman and Kesselman.

        "Voting Agreement" shall mean the Voting Agreement made the 30th day of June, 1988 between the Negev 2 Venture participants, excluding HEI.

        "Wildcat Well" (as defined in the Joint Operating Agreement) shall mean a well which has an objective depth to a potential reservoir which is not producing or known to be capable of producing petroleum at the time drilling operations are commenced.

        "Working Interest" shall mean an interest in a Petroleum Asset granting the holder thereof the right to participate pro rata in exploiting the Petroleum Asset for petroleum exploration, development and petroleum production, subject to its pro rata participation in the expenses involved therein after acquiring the Working Interest.

ISRAEL PETROLEUM LAW

        The Company's business is subject to regulation by the State of Israel pursuant to the Petroleum Law, 1952. The administration and implementation of the Petroleum Law is vested in the Minister of Energy and Infrastructure (the "Minister") and an Advisory Council.

        The following includes brief statements of certain provisions of the Petroleum Law in effect at the date of this Prospectus. Reference is made to the copy of the Petroleum Law filed as an exhibit to the Registration Statement referred to under "Additional Information" and the description which follows is qualified in its entirety by such reference.

        The holder of a preliminary permit is entitled to carry out petroleum exploration, but not test drilling or petroleum production, within the permit areas. The term of a preliminary permit is determined by the Commissioner and it may not exceed eighteen months. The Minister may grant the holder a priority right to receive licenses in the permit areas, and for the duration of such priority right no other party will be granted a license or lease in such areas.

        Drilling for petroleum is permitted pursuant to a license issued by the Commissioner. The term of a license is for three years, subject to extension under certain circumstances for an additional period up to four years. A license holder is required to commence test drilling within two years from the grant of a license (or earlier if required by the terms of the license) and not to interrupt operations between test drillings for more than four months.

        If any well drilled by the Company is determined to be a commercial discovery prior to expiration of the license, the Company will be entitled to receive a Petroleum Lease granting it the exclusive right to explore for and produce petroleum in the lease area. The term of a lease is for thirty years, subject to renewal for an additional term of twenty years.

        The Company, as a lessee, will be required to pay the State of Israel the royalty prescribed by the Petroleum Law which is presently, and at all times since 1952 has been, 12.5% of the petroleum produced from the leased area and saved, excluding the quantity of petroleum used in operating the leased area.

        The Minister may require a lessee to supply at the market price such quantity of petroleum as, in the Minister's opinion, is required for domestic consumption, subject to certain limitations.

        As a lessee, the Company will also be required to commence drilling of a development well within six months from the date on which the lease is granted and, thereafter, with due diligence to define the petroleum field, develop the leased area, produce petroleum therefrom and seek markets for and market such petroleum.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)   Financial Statements

             The following documents are filed as part of this report:

                                                                                                Page No.
                                                                                                --------
             Independent Auditors' Report                                                            F-1
             Isramco, Inc. and Subsidiaries Consolidated Financial Statements
                 Balance Sheets as of December 31, 1995 and 1994                                     F-2
                 Statements of Operations for the Years Ended December 31, 1995,
                 1994 and 1993                                                                       F-3
                 Statements of Changes in Shareholders' Equity for the Years Ended
                 December 31, 1995, 1994 and 1993                                                    F-4
                 Statements of Cash Flows for the Years Ended December 31, 1995,
                 1994 and 1993                                                                       F-5
                 Notes to Consolidated Financial Statements                                   F-6 - F-17


       (b)   Financial Statement Schedules:

             None

       (c)   Reports on Form 8-K

              1.  Form 8-K for the month of January 1995 dated January 12, 1995;
              2.  Form 8-K for the month of January 1995 dated January 17, 1995;
              3.  Form 8-K for the month of February 1995 dated February 17,
                  1995;
              4.  Form 8-K for the month of June 1995 dated June 21, 1995;
              5.  Form 8-K for the month of July 1995 dated July 11, 1995;
              6.  Form 8-K for the month of July 1995 dated July 26, 1995;
              7.  Form 8-K for the month of August 1995 dated September 11,
                  1995;
              8. Form 8-K for the month of September 1995 dated September 27, 1995;
              9.  Form 8-K for the month of October 1995 dated October 17, 1995;
             10.  Form 8-K for the month of October 1995 dated October 19, 1995;
             11.  Form 8-K for the month of November 1995 dated November 10,
                  1995;
             12.  Form 8-K for the month of November 1995 dated November 13,
                  1995;
             13.  Form 8-K for the month of December 1995 dated December 12,
                  1995.

       (d)   Exhibits

             1.1 Underwriting Agreement, filed as an Exhibit with the S-1 Registration Statement, File No. 33-57482.

             1.2 Selected Dealers Agreement, filed as an Exhibit with the S-1 Registration Statement, File No. 33-57482.

             1.3 Underwriter's Warrant Agreement, filed as an Exhibit with the S-1 Registration Statement, File No. 33-57482.

             3.1 Articles of Incorporation of Registrant with all amendments filed as an Exhibit to the S-1 Registration Statement, File No. 2-83574.

             3.2 Amendment to Certificate of Incorporation filed March 17, 1993, filed as an Exhibit with the S-1 Registration Statement, File No. 33-57482.

             3.3 By-laws of Registrant with all amendments, filed as an Exhibit to the S-1 Registration Statement, File No. 2-83570.

             4.1 Form of Warrant Agreement with respect to Class A and Class B Redeemable Warrants, filed as an Exhibit with the S-1 Registration Statement, File No. 33-57482.

             4.2 Form of Deposit Agreement, filed as an Exhibit with the S-1 Registration Statement, File No. 33-57482.

             10.1 Oil Marketing Agreement, filed as Exhibit with the S-1
                  Registration Statement, File No. 2-83574.

             10.3 License Agreement dated February 29, 1984 between the Company and Petronav, Inc., filed as an Exhibit to Form 10-K Fiscal 1984, and incorporated herein by reference.

             10.5 Consulting Agreement dated April 1, 1985 between the Company and Elmco Holdings Limited (subsequently assigned by Elmco Holdings Ltd. to H.G. Finance Ltd.), filed as an Exhibit to Form 10-K Fiscal 1985, and incorporated herein by reference.

             10.6 Employment Agreement and Stock Option Agreement dated March 1,
                  1985 between the Company and William W. Houck, filed as an Exhibit to Form 10-K Fiscal 1985, and incorporated herein by reference (now expired).

             10.9 Farmout Agreement dated March 30, 1986 between the Company and
                  Naphtha Israel Petroleum Corp. Ltd, filed as an Exhibit to Form 10-K Fiscal 1986, and incorporated herein by reference.

             10.12 Exchange Agreement dated May 22, 1986 between the Company and
                   SSE (UK), filed as an Exhibit to Form 8-K for the month of May 1986 and incorporated herein by reference.

             10.13 Assignment Agreement dated as of May 5, 1988 between the
                   Company and SSE (UK), filed as an Exhibit to Form 8-K for the month of June 1988 and incorporated herein by reference.

             10.14 Joint Venture Agreement and Joint Operating Agreement dated
                   June 30, 1988 by and among HEI Oil and Gas Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., Delek Oil Exploration Ltd., Delek, The Israel Fuel Corporation Ltd., the Company, Southern Shipping and Energy (U.K.), Naphtha, Israel Petroleum Company Ltd., Oil Exploration of Paz Ltd., LPS Israel Oil Inc., Donesco Venture Fund One, a Limited Partnership and Mazaloil Inc. filed as an Exhibit to Form 8-K for the month of September 1988.

             10.15 Agreement (re: Negev Joint Venture No. 2 - Assignment of
                   Interest) dated December 9, 1988 between the Company and Southern Shipping and Energy (U.K.), filed as an Exhibit to Form 8-K for the month of November 1988 and incorporated herein by reference.

             10.17 Amendment No. 1 to Agreement (re: Negev Joint Venture No. 2 -
                   Assignment of Interest) with Southern Shipping and Energy (U.K.) dated January 12, 1989 between the Company and Southern Shipping and Energy (U.K.), filed as an Exhibit to Form 8-K for the month of January 1989 and incorporated herein by reference.

             10.19 Management Services Agreement dated November ___, 1988 and effective as of July 1, 1988 between the Company and H.G. Finance Ltd., filed as an Exhibit to Form 10-Q for the Company for the quarter ending September 30, 1988 and incorporated herein by reference.

             10.20 Grant Agreement with the Government of Israel, undated, between the Company and the Government of Israel on behalf of the State of Israel, filed as an Exhibit to Form 10-Q for the Company for the period ending September 30, 1988 and incorporated herein by reference.

             10.23 Translated from Hebrew, Transfer of Rights Agreement between the Company and Isramco-Negev 2 dated March 5, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

             10.24 Translated from Hebrew, Limited Partnership Agreement between
                   Isramco Oil and Gas Ltd. and Isramco Management (1988) Ltd. dated March 2, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

             10.25 Translated from Hebrew, Trust Agreement between Isramco
                   Management (1988) Ltd. and Kesselman and Kesselman dated March 3, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

             10.26 Translated from Hebrew, Indemnity Agreement between the
                   Company and Isramco Management (1988) Ltd. dated March __, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

             10.27 Consulting and Option Agreement dated March 17, 1989 between the Company and M.H. Meyerson & Co., Inc., filed as an Exhibit to Form 8-K dated March 20, 1989 and incorporated herein by reference.

             10.29 Agreement dated as of March 30, 1989 between the Company and
                   SSE (U.K.) and filed as an Exhibit to Form 8-K for the month of June 1989 and incorporated herein by reference.

             10.33 Negev Ashquelon/224 License, filed with Post-effective
                   Amendment No. 7 to Form S-1 Registration Statement and incorporated herein by reference. File No. 2-83574.

             10.34 Consulting and Option Agreement dated December 4, 1989 between the Company and Ladenburg, Thalmann & Co., Inc., filed as an Exhibit to Form 8-K for the month of December 1989.

             10.36 Amendment No. 1 to the Negev 2 Venture Agreement made as of
                   August 1, 1989 and Amendment No. 2 to the Negev 2 Venture Agreement made as of September 22, 1989 by and between the Negev 2 Venture Participants, filed as an Exhibit to the Post-effective Amendment No. 8 to Form S-1 Registration Statement. File No. 2-83574.

             10.37 Amendment Agreement to Grant Agreement between the Company and the Government of Israel, filed as an Exhibit to this Post-effective Amendment No. 8 to Form S-1 Registration Statement. File No. 2-83574.

             10.38 Amendment to Agreement between the Company and M.H. Meyerson
                   & Co., Inc. made as of February 28, 1991, as filed as an Exhibit to Form 8-K for the month of February, 1991 and incorporated herein by reference.

             10.40 Stock Option Agreement dated as of May 25, 1990 between the
                   Company and J. Jerome Williams, filed as an Exhibit to Form 8-K for the month of May, 1990 and incorporated herein by reference.

             10.41 Supplement to Transfer of Rights Agreement dated July 22,
                   1991 between the Company and Isramco-Negev 2 Limited Partnership filed as an Exhibit to Form 8-K of the Company, dated August 27, 1991, and incorporated herein by reference.

             10.42 Clarification Agreement dated March 3, 1992 between the
                   Company and JOEL - Jerusalem Oil Exploration Ltd., filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

             10.43 Underwriting Agreement dated March 11, 1992 between
                   Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Paz Oil Exploration Limited, JOEL - Jerusalem Oil Exploration Ltd., Isramco Management (1988) Limited, East Mediterranean Oil and Gas Limited and the Company (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

             10.44 Assignment of Rights Agreement dated March 8, 1992 between
                   JOEL -Jerusalem Oil Exploration Ltd., Paz Oil Exploration Limited, the Company and Isramco-Negev 2 Limited Partnership (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

             10.45 Supplement to Assignment of Rights Agreement dated March 8,
                   1992 between JOEL -Jerusalem Oil Exploration Ltd., Paz Oil Exploration Limited, the Company and Isramco-Negev 2 Limited Partnership (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

             10.46 Sole Risk Agreement #1 (NIRIM) dated as of October 1, 1991 between Isramco-Negev 2 Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., the Company, Delek Oil Exploration Ltd., Delek - The Israeli Fuel Corporation Ltd., Oil Exploration of Paz Ltd. and Naphta Israel Petroleum Company Ltd., filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

             10.47 Sole Risk Notice (Nirim) dated August 30, 1991, filed as an
                   Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

             10.48 Deed of Assignment for Petroleum License No. 224/Negev
                   Ashquelon and Petroleum License No. 227/Nirim for the benefit of Isramco Resources Inc. filed as an Exhibit to Form 8-K for the month of ended August 1992 and dated September 9, 1992.

             10.49 Service Letter Agreement dated June 28, 1992 between J.O.E.L.
                   - Jerusalem Oil Exploration Ltd. and the Company regarding office space and services filed as an Exhibit to Form 10-Q for the six months ending June 30, 1992, dated August 10, 1992 and incorporated herein by reference.

             10.50 Cancellation of Forfeiture and Ratification Agreement and
                   Amendment No. 1 to Cancellation of Forfeiture and Ratification Agreement filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

             10.51 Option Agreement between Isramco Resources Inc. and Naphta
                   Petroleum Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

             10.52 Option Agreement between Isramco Resources Inc. and J.O.E.L.
                   - Jerusalem Oil Exploration Ltd., Oil Exploration of Paz Ltd., Isramco-Negev 2 Limited Partnership and the Company filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

             10.53 Equalization of Rights Agreement between Isramco-Negev 2
                   Limited Partnership and Delek Oil Exploration Ltd. and Delek
                   - The Israel Fuel Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

             10.54 Option Agreement between Isramco Resources Inc. and Delek Oil
                   Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

             10.55 Letter to Isramco-Negev 2 Limited Partnership dated as of
                   January 6, 1993 re: Negev Ashquelon License and Negev Nirim License filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

             10.56 Agreement between the Company and Technion Research and
                   Development Foundation dated November 2, 1992 filed as an Exhibit to Form 10-K for 1993 and incorporated herein by reference.

             10.57 Investment Banking Agreement, filed as an Exhibit with the
                   S-1 Registration Statement, Filed No. 33-574482.

             10.58 Consulting Agreement with Dr. Joseph Elmaleh dated June 20,
                   1995, filed as an Exhibit to Form 8-K for the month of July, 1995 and incorporated herein by reference.

             10.59 Employment Agreement with Danny Toledano made as of the 16th day of October, 1995, filed as an Exhibit to Form 8-K for the month of November, 1995 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ISRAMCO, INC.

March 26, 1996           By:   /s/ Joseph Elmaleh
                              -------------------------------
                                  Joseph Elmaleh
                                  Chairman of the Board, and
                                  Chief Executive Officer


                         By:  /s/ Danny Toledano
                              -------------------------------
                                  Danny Toledano
                                  President,
                                  Chief Operating Officer, and
                                  Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Joseph Elmaleh
-------------------------------            Chairman of the Board,             March 26, 1996
Joseph Elmaleh                             Chief Executive Officer
                                           and Director

/s/ Danny Toledano
-------------------------------            President,                         March 26, 1996
Danny Toledano                             Chief Operating Officer
                                           Chief Financial Officer
                                           and Director

/s/ Barry Sahgal
-------------------------------            Director                           March 26, 1996
Barry Sahgal

/s/ Natan Schwartz
-------------------------------            Director                           March 26, 1996
Natan Schwartz


/s/  Haim Tsuff
-------------------------------            Director                           March 26, 1996
Haim Tsuff

/s/ Yitzchak Shavit
-------------------------------            Director                           March 26, 1996
Yitzchak Shavit

                                EXHIBIT INDEX


                   Exhibit 27   -  Financial Data Schedule