Form 10-Q
period 1996-03-31
ISRAMCO INC
filed 1996-05-15
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For three months ended March 31, 1996               Commission File No.  283574


                                 ISRAMCO, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                                      13-3145265
    -------------------------------                   --------------------------
    (State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
    incorporation or organization)



    800 Fifth Avenue, Suite 21D, New York, New York              10021
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

                          Yes     X             No
                               -------              -------

26,691,198 Common Shares were outstanding as of March 31, 1996.

                                 ISRAMCO, INC.

                                     INDEX



                                                                                       PAGE NO.
                                                                                       --------
Part I.    Financial Information

Item 1.    Financial statements

           Condensed consolidated balance sheets:

                  -  March 31, 1996 (unaudited)
                  -  December 31, 1995                                                    1

           Condensed consolidated statements of operations (unaudited):

                  -  Three months ended March 31, 1996 and 1995                           2

           Condensed consolidated statements of cash flows (unaudited):

                  -  Three months ended March 31, 1996 and 1995                           3

           Notes to condensed consolidated financial statements                           4-6

Item 2.    Management's discussion and analysis of financial statements                   7-11


Part II.   Other information
           Signatures                                                                     12

                         ISRAMCO INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                             March 31,            December 31,
                                    A S S E T S                                                1996                   1995
                                                                                            -----------           ------------
                                                                                            (Unaudited)
 Current assets:
    Cash including cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .     $16,719,078            $16,506,242
    Marketable securities, at market. . . . . . . . . . . . . . . . . . . . . . . . . .       5,845,915              5,767,520
    Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         258,929                215,588
                                                                                            -----------            -----------

           Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,823,922             22,489,350


 Equipment, less accumulated depreciation of
    $109,543 and $101,574 at March 31, 1996 and
    December 31, 1995, respectively . . . . . . . . . . . . . . . . . . . . . . . . . .         115,097                131,279
                                                                                            -----------            -----------


           T O T A L. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $22,939,019            $22,620,629
                                                                                            ===========            ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . .     $   339,033            $   358,279
                                                                                            -----------            -----------


 Shareholders' Equity:
    Common stock, $.01 par value; authorized
      75,000,000 shares; issued and
      outstanding 26,691,198 shares at
      March 31, 1996 and at December 31, 1995 . . . . . . . . . . . . . . . . . . . . .         266,912                266,912
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,927,635             25,927,635
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,594,561)            (3,932,197)
                                                                                            -----------            -----------

                                                                                             22,599,986             22,262,350
                                                                                            -----------            -----------


           T O T A L. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $22,939,019            $22,620,629
                                                                                            ===========            ===========


              See notes to the consolidated financial statements.

                         ISRAMCO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                            ---------------------------------
                                                                                                1996                   1995
                                                                                            -----------            -----------

 Revenues:
    Operator fees from related party. . . . . . . . . . . . . . . . . . . . . . . . . .     $   126,252            $   762,943

    Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         307,606                276,242

    Gain (loss) on sale of marketable
      securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         165,922               (315,804)

    Office services to related party and other. . . . . . . . . . . . . . . . . . . . .         132,376                109,570
                                                                                            -----------            -----------

                                                                                                732,156                832,951
                                                                                            -----------            -----------

 Expenses:
    Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             476                    229

    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,135                  9,779

    Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,599                136,354

    Operator expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         162,183                 91,219

    General and administrative - in part to
      related party . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         217,168                193,560

    Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,041)                22,637
                                                                                            -----------            -----------

                                                                                                394,520                453,778
                                                                                            ------------           -----------


 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   337,636            $   379,173
                                                                                            ============           ===========


 Income per common share:
    Primary and fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $.01                   $.01
                                                                                                =====                  =====

 Weighted average number of shares:
    Primary and fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,691,198             26,691,198
                                                                                             ==========             ==========



              See notes to the consolidated financial statements.

                         ISRAMCO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                            ----------------------------------
                                                                                                1996                   1995
                                                                                            ------------           ------------

 Cash flow from operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   337,636            $   379,173
    Adjustment to reconcile net income to net
      cash provided by operating activities:
        Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,135                  9,779
        Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,599                136,354
        (Gain) loss on sale of marketable
          securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (165,922)               315,804
        Loss (gain) on sale of property . . . . . . . . . . . . . . . . . . . . . . . .           6,587                   (400)
        Changes in assets and liabilities:
          Prepaid and other current assets. . . . . . . . . . . . . . . . . . . . . . .         (43,341)               120,297
          Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .         (19,246)               255,837
          Purchase of marketable securities . . . . . . . . . . . . . . . . . . . . . .                              (396,876)
          Proceeds from sale of marketable
            securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          87,527                 47,363
                                                                                            -----------            -----------

            Net cash provided by operating
              activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         218,975                867,331
                                                                                            -----------            -----------

 Cash flows from investing activities:
    Exploration and development costs . . . . . . . . . . . . . . . . . . . . . . . . .          (5,599)              (136,354)
    Purchase of equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,000)                  (631)
    Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . . . . . . . .             460                    400
                                                                                            ------------           -----------

            Net cash (used in) investing
              activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,139)              (136,585)
                                                                                            ------------           -----------


 NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . .         212,836                730,746

 Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . .      16,506,242             17,339,105
                                                                                            ------------           -----------


 CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .     $16,719,078            $18,069,851
                                                                                            ===========            ===========


 Supplemental disclosure of cash flow
    information:
      Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . . . .     $       476            $       229



              See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(NOTE 1):

         As used in these financial statements the term "Company" refers to Isramco, Inc. and subsidiaries.


(NOTE 2):

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


(NOTE 3)- Consolidation:

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


(NOTE 4)- Contingencies:

         A statement of claim filed in Israel in 1990 against the Company and others in connection with an accident which occurred in the Yam 2 well site has been settled. The Company's share of the settlement not covered by insurance is approximately $600.





(continued)

                         ISRAMCO, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(NOTE 4)- Contingencies:  (continued)

         In a Statement of Claim filed in the District Court of Tel-Aviv-Jaffa on December 1, 1993 (the "Claim"), the Company along with Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Dr. Joseph Elmaleh (former Chairman of the Board of the Company), East Mediterranean Oil & Gas Limited, The Trust Company of Kesselman and Kesselman (Trustees 1991) Ltd. and Mr. Danny Toledano (President of the Company) and others have been named Defendants in a lawsuit commenced by Mr. Chaim Chazan (the "Plaintiff"). In the Statement of Claim the Plaintiff alleges damages and loss of profits arising out of his purchase of Participation Units and Warrants pursuant to the fourth and fifth Prospectuses issued by the Limited Partnership in Israel based on alleged misleading statements set forth in each Prospectus, alleged breach of obligations contained in each Prospectus, alleged misleading current reports filed with the Israeli Securities Authority and with the Tel Aviv Stock Exchange, and for activities as underwriters and/or in any other manner. The dollar amount of the Claim is between $238,000 and $566,000. Plaintiff has requested that the court recognize the Claim as a class action. If so recognized, the Plaintiff values the damages and loss of profits to the class to be between $13,832,000 and $32,880,000.

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


(NOTE 5) - Income Taxes:

         There is no income tax expense for the three months ended March 31, 1996 because the deferred tax asset valuation allowance was reduced by approximately $115,000 primarily for federal income taxes on the income which would have otherwise been provided for.





(continued)

                         ISRAMCO, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(NOTE 6) - Other Matters:

         The expiration date of the Company's Class A and Class B warrants is April 16, 1997.

         In April 1996, Dr. Joseph Elmaleh resigned as Chairman of the Board, Chief Executive Officer and as a director of the Company. Pursuant to a termination agreement, the Company agreed to pay Dr. Elmaleh $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration of a covenant not to compete for a period of three years, and, purchased from Southern Shipping and Energy, Inc., a company which Dr. Elmaleh controls, 292,675 shares of the Company's common stock for $208,238. In connection with this agreement, the Company expects to take a charge to earnings of approximately $190,000 in the second quarter of 1996 and $22,500 in each of the following 11 quarters.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



During the first quarter of 1996 the Company invested mainly in intensive activity of seismic interpretation and subsurface mapping over the areas of the six offshore licenses and the onshore license. During the second quarter of 1996 a comparative examination of the different prospects will be made to determine the order of priority for the contribution of the exploration program.

During the three month period ended March 1996, the Company expended $5,599 in oil and gas exploration as compared to $136,354 during the same period in 1995. The difference is mainly due to the drilling of the Yam West 1 well offshore which took place during the quarter ended March 31, 1995.

In the three month period ended March 31, 1996 the Company had cash inflow from sales of marketable securities of $87,527 as compared to net cash outflow of $349,513 in the three month period ended March 31, 1995. In the first quarter of 1995 the Company acquired 350,000 shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. (which shares are traded on the Tel Aviv stock market) at a cost of approximately $96,000.

The Company financed its operations during the three month periods ended March 31, 1996 and 1995 from its own funds and did not need to use any lines of credit or loans. The Company does not presently have any lines of credit with any institution. The Company believes that it has sufficient funds to fulfill its present capital requirements.

The expiration date for the Class A and Class B Warrants is April 16, 1997.

Results of Operations

The Company reported net income of $337,636 ($0.01 per share) in the three month period ended March 31, 1996 compared to net income of $379,173 ($0.01 per share) in the three month period ended March 31, 1995.

The gain in the three month period ended March 31, 1996 is a result of income from operator's fees, interest, gains from a rise in value of marketable securities and office services to a related party. Part of the gain is offset by general and administrative expenses and operator expenses.

During the three month period ended March 31, 1996 the Company continued to participate in work programs in the Negev Med Venture, the Yam Carveout Venture and began its participation in the Shederot Venture (as from January 1996).
The Company holds a 1.0043% working interest in each of the Petroleum Assets held by the various ventures.

Negev Med Venture

Two seismic surveys and two wells were drilled (the Yam Yafo 1 and the Yam West
1) by the Negev Med Venture since its inception. During 1995 and the beginning of 1996 the activity of seismic interpretation and subsurface mapping over the five licenses of the Venture have been carried out.

Following the accumulated data on Authorization for Expenditure (AFEs in the five licenses of the Venture).


                                                            Total Accumulated
                                                              Expenses from
                                                              Inception date
                                         Expended in           of Licenses
License             AFE              January-March 1996       (May 1, 1993)     Company's Share
- -------             ---              ------------------       -------------     ---------------
Med Tel Aviv   $39,082,500                $ 28,269               $38,418,121        $385,833
Med Yavne       24,854,500                 105,695                23,477,498         235,785
Med Hasharon     1,372,000                  28,567                 1,230,163          12,355
Med Hadera         824,500                  31,659                   716,693           7,198
Med Ashdod         762,000                  29,603                   721,607           7,247
                ----------                --------                ----------        --------

               $66,895,500               $ 223,793               $64,564,082        $648,417

For information regarding the proposed work program for the continuation of the exploration in the Med Venture's licenses - see below.

The Yam Carveout Venture (within the Negev Ashquelon License)

The participants in the Yam Carveout Venture previously approved the drilling of the Yam 3 well to a target depth of approximately 19,300 feet, subject to obtaining all governmental approvals at the estimated cost of $25 million for a dry hole plus $3 to $4 million for testing, if required. Authorizations for Expenditure (AFE) in the amount of $2.9 million have been approved for preparatory work and for the purchase of casing and wellhead equipment. The Company's share is 1.0043%. Since no approval has been obtained from the Ministry of Defense to drill the Yam 3 during 1993/1994 no major preparation work has been performed. During the three month period ended March 31, 1996 the Yam Carveout expenses were $42,699. The Company's share is 1.0043% or $429.

In December 1995 the Negev Ashquelon license (including the Yam Carveout within its area) was extended to January 30, 1998. The Oil Commissioner's letter extending the license period stipulated that a well of up to 1,500 meters in depth would have to be spudded by October 1, 1996 and that a deeper well would have to be spudded by April 1, 1997. These terms of the license are now being renegotiated to fit them to the proposed work program outlined below.

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

For information regarding the proposed work program for the continuation of the exploration in this license - see below.

Shederot Venture

During the three month period ended March 31, 1996 the work program in the Shederot license consisted of seismic interpretation of pre-existing data and preliminary mapping, reprocessing of selected seismic section and design of new seismic field acquisition project which is scheduled to be carried out in the second quarter of 1996.

During the three month period ended March 31, 1996 the Shederot Venture expended $75,361. The Company's share is 1.0043% or $757.

The Proposed Work Program for the Continuation of the Offshore Exploration

The Company as Operator has recommended to the participants in the Licenses that the following prospects be focused on during the next three years:

         (a) the testing of the Yam structure by deepening the Yam 2 well by an addition of approximately 1,000 feet and retesting the source in which oil was discovered at the time and carrying out additional production tests, if justified, in the additional section to be drilled. The carrying out the activities in the Yam 2 well depends on two factors:

         (i) receiving positive results from the engineering analysis of the well which will determine whether the planned activity in the existing well is feasible and,

         (ii)    receiving an implementable approval form the Defense
                 Authorities.

         The results of reentering the Yam 2 well, if carried out, will be a basis for considering the drilling of Yam 3 which was planned at the time and not approved then by the Defense Authorities.

         Isramco, Inc. as Operator will carry out the engineering analysis in the next few months and will start negotiations with the Defense Authorities for obtaining a principal authorization to carry out the work. If these actions will result in positive answers then the deepening of the well and the production tests will be carried out when a drilling rig becomes available during the year 1997. The cost of reentering and deepening the well and the production tests, if carried out, are estimated at $12 million.

         (b) examination of the possible structure located some 3 to 4.5 miles off the shore between the cities of Netanya and Herzlia. The level of the seismic knowledge on this structure is still insufficient for a drilling decision and therefore plans are made to cover the structure with complementary seismic survey. Shooting of this survey is scheduled for the end of 1996 and depends on the availability of suitable seismic vessel in the region. If the survey will be carried out according to schedule then it appears that a drilling decision, if at all, can be made at the beginning of next year.
Actual drilling can begin, based on the availability of a suitable drilling rig during the years 1997-1998. The cost of the seismic survey, if carried out, is approximately $1 million and costs of drilling and production tests, if both carried out, are estimated at $30 million.

         (c) examination of two deep water anticlinal structures (water depth of 2,300 feet and more), the first, at a distance of approximately 19 miles northwest of Tel Aviv and the second, approximately 19 miles northwest of Ashdod.

Isramco as Operator applied on behalf of the partners to the Oil Commissioner at the Ministry of Energy and Infrastructure, to extend the duration of the offshore licenses held by the group and to adjust the work obligations stipulated in the licenses to fit the work program as outlined above, taking into consideration the tough offshore rig market.

Operator's Fees

In the three month period ended March 31, 1996, the Company earned $126,000 which was based on the minimum monthly compensation of $42,000 per month. In the three month period ended March 31, 1995, the Company earned Operator's fees of $636,943 above the minimum monthly compensation (which was $42,000 per month for three months or $126,000), primarily from the Yam West 1 well. The Company believes that Operator's fees during April - December 1996 will be based mainly on the minimum monthly compensation which at present is $42,000 per month ($6,000 x 7 licenses).

Interest Income

Interest income increased in the three month period ended March 31, 1996 compared to in the three month period ended March 31, 1995, due to higher average interest rate and/or higher average investment balances.

Gain on Marketable Securities

In the three month period ended March 31, 1996 the Company had gains from marketable securities of $165,922 comprised of $163,561 from unrealized holding gains and $2,361 from realized gains.

Increase or decrease in the gains or losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Exploration Cost

As described above the three month period ended March 31, 1996 was mainly used for seismic interpretation and subsurface mapping, the Company expended on oil and gas exploration less than in the previous period in 1995 by $130,755 when the drilling of the Yam West 1 well took place.

Operator's Expenses

Operator's expenses increased in the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1995, as a result of less manpower costs which the Company could charge the various ventures and less income from foreign currency exchange.

General and Administrative Expenses

General and Administrative expenses during the three month period ended March 31, 1996 were similar to those during the three month period ended March 31, 1995.

Directors fees, president's salary and professional fees during the three month period ended March 31, 1996 were more than during the same period ended March 31, 1995. The expenses during the three month period ended March 31, 1995 included tax payments which were higher than the tax payments in the same period ended March 31, 1996.

Condition Subsequent

                 On April 17, 1996, Dr. Joseph Elmaleh resigned as the Chairman of the Board, Chief Executive Officer and as a Director of Isramco, Inc. (the "Company") pursuant to a Termination Agreement entered into between the Company and Dr. Joseph Elmaleh (the "Termination Agreement").

         Pursuant to the terms of the Termination Agreement: (i) the Company terminated the July 1995 Consulting Agreement with Dr. Joseph Elmaleh and paid to Dr. Elmaleh the sum of $123,750 representing the balance of the unpaid consulting fees otherwise due to Dr. Elmaleh through the remaining term of the Consulting Agreement; (ii) Dr. Joseph Elmaleh covenanted that for a term of three (3) years not to directly or indirectly either on behalf of himself or on behalf of any business venture, as an employee, agent, broker, consultant, partner, principal, stockholder, officer or otherwise compete with the Company in connection with the exploration for oil and gas in the State of Israel or in the territorial waters offshore Israel or in territories currently under the control of the State of Israel. The Company paid to Dr. Joseph Elmaleh the sum of $270,000 in consideration of his covenant not to compete as set forth in the Termination Agreement; and, (iii) the Company purchased from Southern Shipping and Energy Inc. ("SSE"), a company controlled by Dr. Elmaleh, 292,675 shares of the common stock of the Company held by SSE for a purchase price of $208,238.21.

         The terms and conditions of the Termination Agreement are fully set forth in Exhibit A to Form 8-K filed by the Company for the month of April, 1996.

         In connection with this agreement, the Company expects to take a charge to earnings of approximately $190,000 in the second quarter of 1996 and $22,500 in each of the following 11 quarters.

                                 ISRAMCO, INC.


                          PART II.  OTHER INFORMATION


Item 6.  Reports on Form 8-K

         Form 8-K for the month of January, 1996 dated January 18,
1996;
         Form 8-K for the month of April, 1996 dated April 1, 1996; Form 8-K for the month of April, 1996 dated April 17 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                            ISRAMCO, INC.

                                                            --------------------------------------------------
                                                                    (Registrant)


Date:   May 15, 1996


                                                            By: s/Haim Tsuff
                                                               ----------------------------------------------
                                                                    (Signature)

                                                                    Haim Tsuff
                                                                    Chairman of the Board and
                                                                    Principal Financial Officer

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule