Form 10-Q
period 1996-06-30
ISRAMCO INC
filed 1996-08-14
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For six months ended June 30, 1996                   Commission File No.  283574

                                  ISRAMCO, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          13-3145265
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

   800 Fifth Avenue, Suite 21D, New York, New York               10021
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

                  Yes   X      No
                      -----       -----

26,691,198 Common Shares were outstanding as of June 30, 1996.

                                  ISRAMCO, INC.

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
Part I.     Financial Information

Item 1.     Financial statements

            Consolidated balance sheets:

                    -  June 30, 1996 (unaudited)
                    -  December 31, 1995                                            2

            Consolidated statements of operations:

                    -  Three months ended June 30, 1996 and 1995 (unaudited)
                    -  Six months ended June 30, 1996 and 1995 (unaudited)          3

            Consolidated statements of cash flows:

                    -  Six months ended June 30, 1996 and 1995 (unaudited)          4

            Notes to condensed consolidated financial statements                    5-6

Item 2.     Management's discussion and analysis of financial statements            7-11

Part II.    Other information
            Signatures                                                              12

                         ISRAMCO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,      DECEMBER 31,
                                                   1996             1995
                                                -----------     ------------
                                                (unaudited)
                                     ASSETS
Current assets:
  Cash including cash equivalents.............  $15,375,749     $16,506,242
  Marketable securities, at market............    7,840,442       5,767,520
  Prepaid expenses and other..................      469,077         215,588
                                                -----------     -----------
        Total current assets..................   23,685,268      22,489,350

Equipment, less accumulated depreciation......      106,290         131,279

Other assets..................................      447,500
                                                -----------     -----------
        TOTAL.................................  $24,239,058     $22,620,629
                                                ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expense........  $   388,354     $   358,279
                                                -----------     -----------

Shareholders' equity:
  Common stock, $.01 par value; authorized
    75,000,000 shares; issued and
    outstanding 26,691,198 shares at June 30,
    1996, and at December 31, 1995............      266,912         266,912
  Additional paid-in capital..................   25,927,635      25,927,635
  Deficit.....................................   (2,179,945)     (3,932,197)
  Treasury stock; 292,675 shares at
    June 30, 1996.............................     (163,898)
                                                -----------     -----------
                                                 23,850,704      22,262,350
                                                -----------     -----------
        TOTAL.................................  $24,239,058     $22,620,629
                                                ===========     ===========

              See notes to the consolidated financial statements.



                         ISRAMCO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                Three Months Ended                              Six Months Ended
                                                    June 30,                                        June 30,
                                            ------------------------                         -----------------------
                                            1996                1995                         1996               1995
                                            ----                ----                         ----               ----
Revenues:
  Operator fees ......................   $  126,000         $  147,827                    $  252,252         $  910,770

  Interest income ....................      262,803            285,882                       570,409            562,124

  Gain on marketable securities ......    1,583,090            846,247                     1,749,012            530,443

  Office services to affiliates
    and other ........................      120,094            107,717                       252,470            217,287
                                         ----------         ----------                    ----------         ----------
                                          2,091,987          1,387,673                     2,824,143          2,220,624
                                         ----------         ----------                    ----------         ----------

Expenses:
  Interest expense ...................        1,517              1,031                         1,993              1,260

  Depreciation .......................        9,927              9,484                        20,062             19,263

  Exploration costs ..................        3,603             20,281                         9,202            156,635

  Operator expense ...................      182,043            121,041                       344,226            223,906

  General and administrative .........      480,282            200,669                       697,450            382,583

  Research and development ...........                           4,997                        (1,041)            27,634
                                         ----------         ----------                    ----------         ----------

                                            677,372            357,503                     1,071,892            811,281
                                         ----------         ----------                    ----------         ----------

NET INCOME ...........................   $1,414,615         $1,030,170                    $1,752,251         $1,409,343
                                         ==========         ==========                    ==========         ==========

Income per common share:
  Primary and fully diluted ..........      $0.05             $0.04                          $0.07             $0.05
                                         ==========         ==========                    ==========         ==========

Weighted average number of shares:
  Primary and fully diluted ..........   26,495,009         26,691,198                    26,592,562         26,691,198
                                         ==========         ==========                    ==========         ==========






              See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                    Six Months Ended
                                                                         June 30,
                                                                   --------------------
                                                                   1996            1995
                                                                   ----            ----

Cash flow from operating activities:
  Net income.......................................            $ 1,752,251      $ 1,409,343
  Adjustment to reconcile net income to net cash
    (used in) operating activities:
    Depreciation...................................                 20,062           19,263
    Exploration costs..............................                  9,202          156,635
    (Gain) on sale of marketable securities........             (1,749,012)        (530,443)
    Loss on sale of property.......................                  6,588              473
    Changes in assets and liabilities:
      Prepaid and other current assets.............               (253,489)         (28,786)
      Accounts payable and accrued expenses........                 30,075         (131,076)
      Purchase of marketable securities............             (1,211,073)      (1,205,850)
      Proceeds from sale of marketable securities..                887,163          103,123
      Increase in other assets.....................               (447,500)
                                                               -----------      -----------
        Net cash (used in) operating activities....               (955,733)        (207,318)
                                                               -----------      -----------
Cash flows from investing activities:
  Exploration and development costs................                 (9,202)        (156,635)
  Purchase of equipment............................                 (2,120)            (631)
  Proceeds from sale of equipment..................                    460            1,086
                                                               -----------      -----------
        Net cash (used in) investing activities....                (10,862)        (156,180)
                                                               -----------      -----------
Cash flows from financing activities:
  Purchase of treasury stock.......................               (163,898)
                                                               -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS........             (1,130,493)        (363,498)
Cash and cash equivalents, beginning of period.....             16,506,242       17,339,105
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........            $15,375,749      $16,975,607
                                                               ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........            $     1,993      $     1,260



              See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(NOTE 1):

        As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

(NOTE 2):

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(NOTE 3) -- Consolidation:

                The consolidated financial statements include the account of the Company, its direct and indirect wholly owned subsidiaries, Isramco Oil & Gas Ltd. ("Oil and Gas") and Isramco Underwriters, Ltd., both Israeli companies, Isramco Resources, Inc., a British Virgin Islands company, and an immaterial foreign wholly owned subsidiary. All intercompany balances and transactions have been eliminated. Another wholly owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for the unit holders of a limited partnership and has no significant assets or operations.

(NOTE 4) -- Contingencies:

        In a Statement of Claim filed in the District Court of Tel-Aviv-Jaffa on December 1, 1993 (the "Claim"), the Company along with Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Dr. Joseph Elmaleh (former Chairman of the Board of the Company), East Mediterranean Oil & Gas Limited, The Trust Company of Kesselman and Kesselman (Trustees 1991) Ltd., Mr. Danny Toledano (former President of the Company) and others have been named defendants in a lawsuit commenced by Mr. Chaim Chazan (the "Plaintiff"). In the Statement of Claim the Plaintiff alleges damages and loss of profits arising out of his purchase of participation units and warrants pursuant to the

(continued)

                         ISRAMCO, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(NOTE 4) -- Contingencies:  (continued)

fourth and fifth prospectuses issued by the limited partnership in Israel based on alleged misleading statements set forth in each prospectus, alleged breach of obligations contained in each prospectus, alleged misleading current reports filed with the Israeli Securities Authority and with the Tel Aviv Stock Exchange, and for activities as underwriters and/or in any other manner. The dollar amount of the Claim is between $238,000 and $566,000. Plaintiff has requested that the court recognize the Claim as a class action. If so recognized, the Plaintiff values the damages and loss of profits to the class to be between $13,832,000 and $32,880,000.

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

(NOTE 5) -- Income Taxes:

        There is no income tax expense for the six months ended June 30, 1996 because the deferred tax asset valuation allowance was reduced by approximately $612,000, primarily for federal income taxes on the income which would have otherwise been provided for.

(NOTE 6) -- Other Matters:

        The expiration date of the Company's Class A and Class B warrants is April 16, 1997.

        In April 1996, Dr. Joseph Elmaleh resigned as Chairman of the Board, Chief Executive Officer and as a director of the Company. Pursuant to a termination agreement, the Company agreed to pay Dr. Elmaleh $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration of a covenant not to compete for a period of three years, and, purchased from Southern Shipping and Energy, Inc., a company which Dr. Elmaleh controls, 292,675 shares of the Company's common stock for $208,238. In connection with this agreement, the Company recorded a charge to earnings of approximately $190,000 in the second quarter of 1996 and will take a charge of $22,500 in each of the following 11 quarters.
(continued)

                         ISRAMCO, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(NOTE 6) - Other Matters: (continued)

        In June 1996, Mr. Danny Toledano resigned as the President and Chief Operating Officer of the Company. Pursuant to a termination agreement, the Company terminated its October 1995 employment agreement with Mr. Toledano and paid to Mr. Toledano the sum of $72,000. The Company also paid to Mr. Toledano $200,000 in consideration of a covenant not to compete for a period of five years, and entered into a consulting agreement with a company owned by Mr. Toledano for a term of one year and paid the sum of $72,000 as an advance consulting payment. In connection with these agreements, the Company recorded a charge to earnings of approximately $72,000 in the quarter ended June 30, 1996 and expects to take a charge of $28,000 in each of the following four quarters and $10,000 in each of the 16 quarters thereafter.

        In June 1996, the Company entered into a two year consulting agreement with a company which employs Haim Tsuff, Chairman of the Board and Chief Executive Officer of the Company, and in August 1996 the Company entered into a three year consulting agreement with Mr. Youval Ran, recently elected as President of the Company. In connection with these agreements, each of the consultants is entitled to an annual compensation of $144,000, payable in monthly payments of $12,000 plus reimbursement for all reasonable business expenses incurred by them.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

During the first half of 1996 the Company invested mainly in intensive activity of seismic interpretation and subsurface mapping over the areas of the six offshore licenses and the onshore license. During the second quarter of 1996, a comparative examination of the different prospects was made to determine the order of priority for the continuation of the exploration program.

During the six month period ending June 1996, the Company expended $9,202 in oil and gas exploration as compared to $156,635 during the same period in 1995. The difference is mainly due to the drilling of the Yam West 1 well offshore which took place during the quarter ending March 31, 1995.

In the six month period ending June 30, 1996, the Company had net cash outflow from purchases and sales of marketable securities of $323,910 as compared to net cash outflow of $1,102,737 in the six month period ending June 30, 1995. In the first half of 1995, the Company acquired 2,839,629 shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. at a cost of approximately $905,000 (which shares are traded on the Tel Aviv stock market). During 1996, the Company did not purchase or sell shares of J.O.E.L. As of June 30, 1996, the Company owned 5.5% of the issued shares J.O.E.L.

The Company financed its operations during the six month periods ending June 30, 1996 and 1995 from it own funds and did not need to use any lines of credit or loans. The Company does not presently have any lines of credit with any institution. The Company believes that it has sufficient funds to fulfill its present capital requirements.

The expiration date for the Class A and Class B Warrants is April 16, 1997.

Results of Operations

The Company reported a net income of $1,752,251 ($0.07 per share) in the six month period ending June 30, 1996 compared to a net income of $1,409,343 ($0.05 per share) in the six month period ending June 30, 1995.

The gain in the six month period ending June 30, 1996 is a result of income from operator's fees, interest, gains from a rise in value of marketable securities and office services to a related party. Part of the gain is offset by increases in general and administrative expenses and operator expenses.

During the six month period ending June 30, 1996 the Company continued to participate in work programs in the Negev Med Venture, the Yam Carveout Venture and in the Shederot Venture. The Company holds a 1.0043% working interest in each of the Petroleum Assets held by the various ventures.

Negev Med Venture

Two seismic surveys and two wells were drilled (the Yam Yafo 1 and the Yam West
1) by the Negev Med Venture since its inception. During 1995 and the beginning of 1996, the activity of seismic interpretation and subsurface mapping over the five licenses of the Venture have been carried out.

The accumulated data on Authorization for Expenditure (AFEs in the five licenses of the Venture) is as follows:

                                                       Total Accumulated
                                                       Expenses from
                                                       Inception Date
                                 Expended in           of Licenses
License                AFE       January-June 1996     from May 1, 1993    Company's Share
- -------                ---       -----------------     ----------------    ---------------
Med Tel Aviv    $39,155,500          $59,743            $38,449,595            $386,149
Med Yavne        24,945,500          167,830             23,539,633             236,409
Med Hasharon      1,452,000           63,544              1,265,140              12,706
Med Hadera          915,500           66,460                751,494               7,547
Med Ashdod          879,000           64,414                756,410               7,597
                -----------         --------             -----------           --------

                $67,347,500         $421,991             $64,762,280           $650,408

In June 1996, the Petroleum Commissioner at the Ministry of Energy extended the duration of the offshore licenses Med Tel Aviv, Med Yavne, Med Hasharon, Med Hadera and Med Ashdod by an additional four years until June 15, 2000 pursuant to the following conditions:

During the period of the extension, the Company will have to carry out a seismic survey of at least 500 kilometers. Two wells are required to be drilled in the area of the licenses to a minimum depth of 9,840 feet. The first well should be spudded no later than January 1, 1998 and the second one by no later than one year after the first well. In addition, the Company is required to carry out deepening and retesting of the Yam 2 well by no later than January 1, 1998. These are conditions of the offshore licenses. If the conditions of the licenses are not satisfied the licenses may terminate.

In June, the Petroleum Commissioner approved the relinquishment of the Negev Ashquelon licenses and the change of boundaries of the Med Ashdod license. As a result of these changes, the Med Ashdod license will include the area of structure on which the Yam 1 and Yam 2 wells were drilled as well as other additional potential structures which were part of the area of the relinquished Negev Ashquelon license. The participants are in the process of delineating a carveout within the area of the Med Ashdod license and this carveout will include all the areas which were transferred from the Negev Ashquelon license as described above. The Company expects to be entitled to the same royalties in this carveout as to those which were in the relinquished Negev Ashquelon license (including the Yam Carveout). The participants' share in the new carveout will be the same as in the Yam Carveout which was part of the Negev Ashquelon license.

The Yam Carveout Venture (within the Negev Ashquelon License)

In June 1996, the participants in the Negev 2 Venture relinquished their interest in the Negev Ashquelon license including the Yam Carveout area and the operator is in the process of winding down the affairs of the Yam Carveout Venture. The Company's share was 1.0043%.

Shederot Venture

During the six month period ending June 30, 1996, the work program in the Shederot license consisted of seismic reinterpretations of pre-existing data, remapping and reprocessing selected seismic selections.

During the six month period ending June 30, 1996, the Shederot Venture expended $208,965. The Company's share is 1.0043% or $2,099.

Operator's Fees

In the six month period ending June 30, 1996, the Company earned $252,000 which was based on the minimum monthly compensation of $42,000 per month. During the six month period ending June 30,1996, the Company earned Operator's fees of $676,770 above the minimum monthly compensation (which was $234,000), primarily from the Yam West 1 well. Based upon the present work program, the Company believes that the Operator's fees from July-December will be the minimum monthly compensation which at present is $36,000 per month ($6,000 x 6 licenses).

Gain on Marketable Securities

In the six month period ending June 30, 1996, the Company had gains from marketable securities of $1,749,012 comprised of $1,697,197 from unrealized holding gains and $51,815 from realized gains.

In the three month period ending June 30, 1996, the Company had gains from marketable securities totalling $1,583,090, comprised of $1,533,636 from unrealized holding gains and $49,454 from realized gains. During that period, the Company had an unrealized holding gain of $1,633,709 from its investment in J.O.E.L. - Jerusalem Oil Exploration Ltd. As of August 13, 1996, that gain decreased by approximately $345,000.

Increase or decrease in the gains or losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Exploration Cost

During the six month period ending June 30, 1996 the primary activity of the exploration program was seismic interpretation and subsurface mapping. The Company expended on oil and gas exploration less than in the previous period in 1995 by $147,433 when the drilling of the Yam West 1 well took place.

Operator's Expenses

Operator's expenses increased in the six month period ending June 30, 1996 as compared to the six month period ending June 30, 1995, primarily as a result of the termination of certain employees and an expense from foreign currency exchange.

Operator's expenses increased over the three month period ending June 30, 1996 as compared to the same period in 1995 primarily as a result of an increase in costs related to the termination of one employee (which was a one time occurrence) and an expense from the foreign currency exchange.

General and Administrative Expenses

General and Administrative expenses increased during the six month period ending June 30, 1996 as compared to the six month period ending June 30, 1995. Director's fees, officers' salaries and professional fees during the six month period ending June 30, 1996 were more than during the same period ending June 30, 1995. The expenses during the six month period ending June 30, 1995 included tax payments which were higher than the tax payments in the same period ending June 30, 1996.

General and administrative expenses increased during the three month period ending June 30, 1996 as compared to the same period in 1995 as a result of payments made according to agreements which the Company entered into with its former chairman and chief executive officer and its former president.

In April 1996, Dr. Joseph Elmaleh resigned as Chairman of the Board, Chief Executive Officer and as a director of the Company. Pursuant to a Termination Agreement, the Company agreed to pay Dr. Elmaleh $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration of a covenant not to compete for a period of three years, and, purchased from Southern Shipping and Energy Inc., a company which Dr. Elmaleh controls, 292,675 shares of the Company's common stock for $208,238. In connection with this agreement, the Company recorded a charge to earnings of approximately $190,000 in the second quarter of 1996 and will take a charge of $22,500 in each of the following 11 quarters.

In June 1996, Mr. Danny Toledano resigned as the President and Chief Operating Officer of the Company. Pursuant to a Termination Agreement, the Company terminated its October 1995 Employment Agreement with Mr. Toledano and paid to Mr. Toledano the sum of $72,000. The Company also paid to Mr. Toledano $200,000 in consideration of a covenant not to compete for a period of five years, and entered into a Consulting Agreement with a company owned by Mr. Toledano for a term of one year and paid the sum of $72,000 as an advance consulting payment. In connection with these agreements, the Company recorded a charge to earnings of approximately $72,000 in the quarter ended June 30, 1996 and expects to take a charge of $28,000 in each of the following four quarters and $10,000 in each of the 16 quarters thereafter.

In June 1996, the Company entered into a two year Consulting Agreement with a company which employs Haim Tsuff, Chairman of the Board and Chief Executive Officer of the Company, and in August 1996 the Company entered into a three year Consulting Agreement with Mr. Youval Ran, recently elected as President of the Company. In connection with these agreements, each of the consultants is entitled to an annual compensation of $144,000, payable in monthly payments of $12,000 plus reimbursement for all reasonable business expenses incurred by them.

Description of Current Activities

Intensive seismic interpretation and subsurface mapping over the areas of the offshore licenses has been carried out in 1995 and the first half of 1996, identifying, and in some cases mapping, prospective areas in detail. During the second quarter of 1996 a comparative examination of the different prospects was conducted resulting in the identification of three types of prospects.

One type of prospect, Middle Jurassic in age, is composed of carbonate rocks, and includes the Yam structure which was drilled in 1990 by the Yam-1 and Yam-2 wells. Depending on the results of further engineering studies of the condition of the Yam-2 well, and subject to receiving necessary permission from the defense authorities, the Company and the participants are considering deepening the Yam-2 well and retesting it. The cost of re-entering and deepening the well and the production tests, if carried out, has been estimated to be $12 million.

The second type of prospect, comprised of Middle and Early Jurassic and Triassic sequences of carbonate rocks, is a tilted block structure located a relatively short distance from the shore (near the city of Herzliya). The Operator was considering a seismic survey of a structure, however, additional studies conducted recently have downgraded this type of prospect and therefore the Operator is currently considering alternative leads.

The third type are deep water prospects in depths of 2,300 feet and more of water in which early Cretaceous sandstone is the prime target. The costs of drilling such structures (to a depth of 12,500 feet) including possible production tests, has been estimated to be $21 million. There has been a significant escalation of drilling costs in the last year, both for offshore and onshore drilling, due to a shortage of rigs in the face of a rising world wide demand for them. Therefore these cost estimates could be affected significantly.

This current period is being used for engineering analysis related to the planned activities in the Yam-2 well, for completing the evaluative work on the other offshore prospects and the subsurface mapping along with the planning of an additional seismic survey. A budget of $400,000 was approved by the participants for these activities.

                                  ISRAMCO, INC.

                           PART II. OTHER INFORMATION

Item 6.  Reports on Form 8-K

         Form 8-K for the month of April, 1996 dated April 1, 1996; Form 8-K for the month of April, 1996 dated April 17, 1996; Form 8-K for the month of May, 1996 dated May 6, 1996; Form 8-K for the month of May, 1996 dated June 10, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ISRAMCO, INC.

                                       ------------------------------
                                                (Registrant)


Date:   August 14, 1996


                                       By:s/Haim Tsuff
                                         ------------------------------
                                                (Signature)

                                                Haim Tsuff
                                                Chairman of the Board and
                                                Chief Executive Officer



                                       By:s/Ido Rosen
                                         ------------------------------
                                                (Signature)

                                                Ido Rosen
                                                Principal Accounting Officer