Form 10-Q
period 1996-09-30
ISRAMCO INC
filed 1996-11-13
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For nine months ended September 30, 1996             Commission File No.  283574



                                  ISRAMCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           13-3145265
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)


575 Madison Avenue, Suite 1006, New York, New York                      10022
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code: 212-605-0417


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

                             Yes     X             No
                                 ----------           -----------

26,691,198 Common Shares were outstanding as of September 30, 1996.

                                  ISRAMCO, INC.

                                      INDEX


                                                                        PAGE NO.


Part I.  Financial Information

Item 1.  Financial statements

   Consolidated balance sheets:

           -  September 30, 1996 (unaudited)
           -  December 31, 1995                                              1

   Consolidated statements of operations:

           -  Three months ended September 30, 1996 and 1995 (unaudited)
           -  Nine months ended September 30, 1996 and 1995 (unaudited)      2

   Consolidated statements of cash flows:

           -  Nine months ended September 30, 1996 and 1995 (unaudited)      3

   Notes to condensed consolidated financial statements                     4-5


Item 2.  Management's discussion and analysis of financial statements       6-11


Part II. Other information
                 Signatures                                                  12

                         ISRAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                September 30,        December 31,
                                  A S S E T S                        1996                 1995
                                  -----------                   -------------        ------------
                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents ................................    $ 15,268,021         $ 16,506,242
   Marketable securities, at market .........................       7,015,991            5,767,520
   Prepaid expenses and other ...............................         558,786              215,588
                                                                 ------------         ------------

          Total current assets ..............................      22,842,798           22,489,350

Equipment, less accumulated depreciation ....................          92,962              131,279

Other assets ................................................         415,000
                                                                 ------------         ------------


          T O T A L .........................................    $ 23,350,760         $ 22,620,629
                                                                 ============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses ....................    $    514,023         $    358,279
                                                                 ------------         ------------


Shareholders' equity:
   Common stock, $.01 par value; authorized
     75,000,000 shares; issued 26,691,198
     shares at September 30, 1996, and at
     December 31, 1995  .....................................         266,912              266,912
   Additional paid-in capital ...............................      25,927,635           25,927,635
   Deficit ..................................................      (3,193,912)          (3,932,197)
   Treasury stock; 292,675 shares at
     September 30, 1996 and -0- shares at
     December 31, 1995  .....................................        (163,898)
                                                                 ------------         ------------

                                                                   22,836,737           22,262,350
                                                                 ------------         ------------


          T O T A L .........................................    $ 23,350,760         $ 22,620,629
                                                                 ============         ============


              See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                   ------------------------------      ---------------------------
                                                       1996              1995              1996            1995
                                                      ------            ------            ------          ------
Revenues:
   Operator fees .............................     $    108,000      $    101,930      $   360,252     $ 1,012,700

   Interest income ...........................          300,056           265,457          870,465         827,581

   Gain (loss) on marketable
     securities ..............................       (1,038,970)         (435,779)         710,042          94,664

   Office services to affiliates
     and other ...............................          106,571           105,019          359,041         322,306
                                                   ------------      ------------      -----------     -----------

                                                       (524,343)           36,627        2,299,800       2,257,251
                                                   ------------      ------------      -----------     -----------

Expenses:
   Interest expense ..........................              552             1,377            2,545           2,637
                                                                                                       -----------
   Depreciation ..............................            9,751            10,203           29,813          29,466

   Exploration costs .........................           12,780             9,798           21,982         166,433

   Operator expense ..........................          224,228           173,000          568,454         396,906

   General and administrative ................          242,313           187,162          939,763         569,745

   Research and development ..................                                              (1,041)         27,634
                                                   ------------      ------------      -----------     -----------

                                                        489,624           381,540        1,561,516       1,192,821
                                                   ------------      ------------      -----------     -----------

NET INCOME (LOSS) ............................     $ (1,013,967)     $   (344,913)     $   738,284     $ 1,064,430
                                                   ============      ============      ===========     ===========

Income (loss) per common share:
   Primary and fully diluted .................     $       (.04)     $       (.01)     $       .03     $       .04
                                                   ============      ============      ===========     ===========

Weighted average number of shares outstanding:
     Primary and fully diluted ...............       26,398,523        26,691,198       26,527,171      26,691,198
                                                   ============      ============      ===========     ===========


              See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                             Nine Months Ended
                                                               September 30,
                                                      -------------------------------
                                                          1996              1995
                                                      ------------      ------------
Cash flows from operating activities:
   Net income ...................................     $    738,284      $  1,064,430
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Depreciation .............................           29,813            29,466
       Exploration costs ........................           21,982           166,433
       (Gain) on sale of marketable securities ..         (710,042)          (94,664)
       Loss on sale of equipment ................            6,394               473
       Changes in operating assets and
         liabilities:
           Prepaid and other current assets .....         (343,198)          (32,435)
           Accounts payable and accrued
             expenses ...........................          155,744          (158,379)
           Purchase of marketable securities ....       (2,851,602)       (2,172,112)
           Proceeds from sale of marketable
             securities .........................        2,313,173         1,210,260
           Increase in other assets .............         (415,000)
                                                      ------------      ------------

             Net cash provided by (used in)
               operating activities .............       (1,054,452)           13,472
                                                      ------------      ------------

Cash flows from investing activities:
   Exploration and development costs ............          (21,982)         (166,433)
   Purchase of equipment ........................           (2,542)          (20,531)
   Proceeds from sale of equipment ..............            4,653             1,086
                                                      ------------      ------------

             Net cash (used in) investing
               activities .......................          (19,871)         (185,878)
                                                      ------------      ------------

Cash flows from financing activities:
   Purchase of treasury stock ...................         (163,898)
                                                      ------------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS .....       (1,238,221)         (172,406)


Cash and cash equivalents, beginning of period ..       16,506,242        17,339,105
                                                      ------------      ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD ........     $ 15,268,021      $ 17,166,699
                                                      ============      ============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ...     $      2,545      $      2,637


              See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(NOTE 1):

         As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.


(NOTE 2):

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


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


(NOTE 5) - Income Taxes:

         There is no income tax expense for the nine months ended September 30, 1996 because the deferred tax asset valuation allowance was reduced by approximately $251,000, primarily for federal income taxes on the income which would have otherwise been provided for.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

During the nine month period ending September 30, 1996, the Company invested mainly in the intensive activity of seismic interpretation and subsurface mapping, and the evaluation of prospects over the areas of the offshore licenses and the onshore license. During the second and third quarters of 1996, a comparative examination of the different prospects was made to determine the order of priority for the continuation of the exploration program. In the same period, the Company, as an operator, continued its search for and examination of the availability of marine drilling rigs for its work plans in the offshore licenses, and negotiations with the Ministry of National Infrastructures concerning the modification of the special conditions in the offshore licenses which detail the conditions for offshore drilling set by the defense authorities.

During the nine month period ending September 30, 1996, the Company expended $21,982 in oil and gas explorations compared to $166,433 during the same period in 1995. The difference is mainly due to the drilling of the Yam West 1 well offshore which took place during the quarter ending March 31, 1995.

During the three month period ending September 30, 1996, the Company invested approximately $11,000 examining investment opportunities in oil and gas fields in the United States.

In the nine month period ended September 30, 1996 the Company had net cash outflow from purchases and sales of marketable securities of $538,429 as compared to net cash outflow of $961,852 in the nine month period ending September 30, 1995. In 1995, the Company acquired 3,027,297 shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. at a cost of approximately $974,000 (which shares are traded on the Tel Aviv stock market). During 1996, the Company did not purchase or sell shares of J.O.E.L. As of September 30, 1996, the Company owned 5.5% of the issued shares of J.O.E.L.

The Company financed its operations during the nine month periods ending September 30, 1996 and 1995 from its own funds, and did not need to use any lines of credit or loans. The Company does not presently have any lines of credit with any institution. The Company believes that it has sufficient funds to fulfill its present capital requirements.

The expiration date for the Class A and Class B Warrants is April 16, 1997.

Results of Operations

The Company reported a net income of $738,284 ($0.03 per share) in the nine month period ending September 30, 1996 compared to a net income of $1,064,430 ($0.04 per share) in the nine month period ending September 30, 1995. The gain in the nine month period ending September 30, 1996 is a result of income from operator's fees, interest, gains from a rise in value of marketable securities and office services to a related party. Part of the gain is offset by increase in general and administrative expenses and operator expenses.

In the three month period ending September 30, 1996, the Company reported a net loss of $1,013,967 ($0.04 per share) compared to a net loss of $344,913 ($0.01 per share) in the same period in 1995. The loss in the three month period ending September 30, 1996 is mainly as a result of loss from decline in the value of marketable securities and increase in general and administrative expenses and operator expenses.

During the nine month period ending September 30, 1996, the Company continued to participate in work programs in the Negev Med Venture, the Shederot Venture, the Yam Carveout Venture and the Ashdod Carveout Venture (as of July 1996). The Company holds a 1.0043% working interest in each of the petroleum assets held by the various ventures.

Negev Med Venture

Two seismic surveys were carried out and two wells were drilled (the Yam Yafo 1 and the Yam West 1) by the Negev Med Venture since its inception. During 1995 and the beginning of 1996, the activity of seismic interpretation, subsurface mapping and prospects evaluation have been carried out over the five licenses of the Venture.

The accumulated data on Authorization for Expenditure (AFEs in the five licenses of the Venture) is as follows:

                                                       Total Accumulated
                                                       Expenses from
                                                       Inception Date
                                  Expended in          of Licenses
License               AFE         January-Sept. 1996   from May 1, 1993    Company's Share
-------               ---         ------------------   ----------------    ---------------
Med Tel Aviv      $39,217,500        $    81,633        $38,471,485        $386,369
Med Yavne          25,032,500            197,528         23,569,331         236,707
Med Hasharon        1,514,000             84,748          1,286,344          12,919
Med Hadera            977,500             87,835            772,869           7,762
Med Ashdod            762,000             67,358            759,362           7,626
                  -----------        -----------        -----------        --------

                  $67,503,500        $   519,102        $64,859,391        $651,383

In June 1996, the Petroleum Commissioner at the Ministry of Energy and Infrastructure extended the duration of the Med Tel Aviv, Med Yavne, Med Hasharon, Med Hadera and Med Ashdod licenses by an additional four years until June 15, 2000 pursuant to the following conditions: During the period of the extension, the Company will have to carry out a seismic survey of at least 500 kilometers. Two wells are required to be drilled in the area of the licenses to a minimum depth of 9,840 feet. The first well should be spudded no later than January 1, 1998 and the second one by no later than one year after the first well. In addition, the Company is required to carry out deepening and retesting of the Yam 2 well by no later than January 1, 1998. These are the conditions of the offshore licenses. If the conditions of the licenses are not satisfied the licenses may terminate.

In June, the Petroleum Commissioner approved the relinquishment of the Negev Ashquelon license and the change of boundaries of the Med Ashdod license. As a result of these boundary changes, the Med Ashdod license now includes the area of the structure on which the Yam 1 and Yam 2 wells were drilled, as well as another additional structure which was part of the area of the relinquished Negev Ashquelon license. The participants are in the process of delineating a carveout within the area of the Med Ashdod license and this carveout will include all the areas which were transferred from the Negev Ashquelon license as described above. The Company expects to be entitled to the same royalties in this carveout as to those which were in the relinquished Negev Ashquelon license (including the Yam Carveout). The participants' share in the new carveout will be the same as in the Yam Carveout which was part of the Negev Ashquelon license.

The Yam Carveout Venture (within the Negev Ashquelon License)

In June 1996, the participants in the Negev 2 Venture relinquished their interest in the Negev Ashquelon license including the Yam Carveout area and the operator is in the process of winding down the affairs of the Yam Carveout Venture. The Company's share was 1.0043%.

Shederot Venture

During the nine month period ending September 30, 1996, the work program in the Shederot license consisted of reprocessing selected seismic sections, reinterpretation of the entire seismic data set and remapping prospective structures. During the nine month period ending September 30, 1996, the Shederot Venture expended $297,462. The Company's share is 1.0043% or $2,987.

The Ashdod Carveout (within the Med Ashdod License)

In September 1996, the participants in the Med Ashdod license signed an agreement to create a carveout area within the license in which the exploration program would be conducted and in which the respective interests of the parties would be as they were in the Yam Carveout. The parties adopted the Joint Operating Agreement (J.O.A.) of the Negev 2 Joint Venture dated August 1, 1988, subject to amendments, adjustments and modifications. According to the J.O.A., the Company is the operator and is entitled to an operating fee of 6% of all gross direct charges, but not less than $6,000 per month. As long as no exploration activity takes place within the license area but outside the Ashdod Carveout, no operating fee will be charged under the J.O.A. with respect to the license area outside the Ashdod Carveout. The participants approved an AFE in the amount of $105,000. The Company's share is 1.0043% or $1,055.

During the three month period ending September 30, 1996, the Ashdod Carveout Venture expended $20,604. The Company's share is 1.0043% or $207.

Operator's Fees

In the nine month period ending September 30, 1996, the Company earned $360,000 which was based on the minimum monthly compensation of $42,000 per month until June 1996 and $36,000 per month as of July 1996. During the nine month period ending September 30, 1995, the Company earned operator's fees of $670,700 above the minimum (which was $342,000), primarily from the Yam West 1 well. Based upon the present work program, the Company believes that the operator's fees from October - December 1996 will be $36,000 per month ($6,000 x 6 licenses).

Gain on Marketable Securities

In the nine month period ending September 30, 1996, the Company had gains from marketable securities of $710,042 comprised of $876,552 from unrealized holding gains and $166,510 from realized losses.

In the three month period ending September 30, 1996, the Company had losses from marketable securities totalling $1,038,970, comprised of $820,645 from unrealized holding losses and $218,325 from realized losses. During the nine month period, the Company had an unrealized holding gain of $923,942 from its investment in J.O.E.L. - Jerusalem Oil Exploration Ltd. As of November 11, 1996, that gain decreased by $261,125.

Increase or decrease in the gains or losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Exploration Cost

During the nine month period ending September 30, 1996, the primary activity of the exploration program was seismic interpretation, subsurface mapping and evaluation of prospects. The Company expended less on oil and gas exploration than in the previous period in 1995 by $144,451 when the drilling of the Yam West 1 well took place.

Operator's Expenses

Operator's expenses increased in the nine month period ending September 30, 1996, as compared to the nine month period ending September 30, 1995, primarily as a result of the termination of certain employees and an expense from foreign currency exchange. Part of the increase was offset by fewer office expenses and professional services.

Operator's expenses increased over the three month period ending September 30, 1996 as compared to the same period in 1995 primarily as a result of an increase in costs related to the termination of one employee. Part of the increase was offset by fewer office expenses and foreign currency exchange.

General and Administrative Expenses

General and administrative expenses increased during the nine month period ending September 30, 1996 as compared to the nine month period ending September 30, 1995. Directors' fees, officers' salaries and professional fees during the nine month period ending September 30, 1996 were more than during the same period ending September 30, 1995. The expenses during the nine month period ending September 30, 1995 included tax payments which were higher than the tax payments in the same period ending September 30, 1996.

General and administrative expenses increased during the three month period ending September 30, 1996 as compared to the same period in 1995 as a result of officers' salaries and payments made according to agreements which the Company entered into with Dr. Joseph Elmaleh and Mr. Danny Toledano. Part of the increase was offset by less travel expenses and professional fees. In April 1996, Dr. Joseph Elmaleh resigned as Chairman of the Board, Chief Executive Officer and as a director of the Company. Pursuant to a Termination Agreement, the Company agreed to pay Dr. Elmaleh $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration of a covenant not to compete for a period of three years, and, purchased from Southern Shipping and Energy Inc., a company which Dr. Elmaleh controls, 292,675 shares of the Company's common stock for $208,238. In connection with this agreement, the Company recorded a charge to earnings of approximately $190,000 and $22,500 in the second and third quarters of 1996, respectively and will take a charge of $22,500 in each of the following 10 quarters. In June 1996, Mr. Danny Toledano resigned as the President and Chief Operating Officer of the Company. Pursuant to a Termination Agreement, the Company terminated its October 1995 Employment Agreement with Mr. Toledano and paid to Mr. Toledano the sum of $72,000. The Company also paid to Mr. Toledano $200,000 in consideration of a covenant not to compete for a period of five years, and entered into a Consulting Agreement with a company owned by Mr. Toledano for a term of one year and paid the sum of $72,000 as an advance consulting payment. In connection with these agreements, the Company recorded a charge to earnings of approximately $72,000 and $28,000, respectively in the second and third quarters of 1996, respectively and expects to take a charge of $28,000 in each of the following three quarters and $10,000 in each of the 16 quarters thereafter.

In June 1996, the Company entered into a two year Consulting Agreement with a company which employs Haim Tsuff, Chairman of the Board and Chief Executive Officer of the Company, and in August 1996 the Company entered into a three year Consulting Agreement with Youval Ran, recently elected as President of the Company. In connection with these agreements, each of the consultants is entitled to an annual compensation of $144,000, payable in monthly payments of $12,000 plus reimbursement for all reasonable business expenses incurred by them.

Description of Current Activity

The current period is being used for completing the seismic data processing, interpretation and mapping for the onshore Shederot license, and for the subsequent evaluation of the onshore prospect for drilling which is being generated.

A budget of $341,000 was approved by the participants of the offshore licenses for the activities until June 1997.

                                  ISRAMCO, INC.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held September 30, 1996, the following directors were elected at the meeting: Daniel Avner, Zvika Livnat, Yeheskel Nathaniel, Ido Rosen, Natan Schwartz and Haim Tsuff; and approved the appointment of Richard A. Eisner & Company, LLP as independent auditors of the Company for 1996.

Item 5.  Other Information

         J.O.E.L. - Jerusalem Oil Exploration Ltd. has announced in Israel, that it has agreed to sell its holdings in the Company, approximately 36.5% of Isramco, Inc. common shares, 2.5 million Class "A" Warrants and 2.5 million Class "B" Warrants to Naphta Israel Petroleum Company, Ltd. (subsidiary of J.O.E.L.) for the sum of $10.15 million.

Item 6.  Reports on Form 8-K

         Form 8-K for the month of August, 1996 dated August 7, 1996.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ISRAMCO, INC.

                                          --------------------------------------
                                                   (Registrant)
Date:   November 11, 1996


                                          By:/s/Haim Tsuff
                                             -----------------------------------
                                                  (Signature)
                                                   Haim Tsuff
                                                   Chairman of the Board
                                                   and Chief Executive Officer


                                          By:/s/Ido Rosen
                                             -----------------------------------
                                                   (Signature)
                                                   Ido Rosen
                                                   Principal Accounting Officer