Form 10-K
period 1996-12-31
ISRAMCO INC
filed 1997-03-31
CIK 719209

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

For the Calendar Year ended December 31, 1996

Commission File Number 2-83574

                                  ISRAMCO, INC.
                                  -------------
                                  (Registrant)

             Delaware                                   13-3145265
     ---------------------------                    ------------------
    (State of other jurisdiction                     (I.R.S. Employer
        of incorporation)                           Identification No.)

              575 Madison Avenue, Suite 1006, New York, N.Y. 10022
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 605-0417
                  ---------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $9,459,547 as of March 6, 1997, based upon the closing bid price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


     26,691,198 shares of Common Stock were issued and 26,398,523 shares were outstanding as of March 6, 1997.

Item 1. and Item 2.  Business and Properties
                     -----------------------

History
-------

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

     The Company with related and unrelated parties formed the Negev 1 Venture in 1985 to continue oil and gas exploration activities in Israel. These parties included J.O.E.L.-Jerusalem Oil Exploration Ltd. ("JOEL"), Southern Shipping and Energy (U.K.) ("SSE (U.K.)"), Pass-port Ltd. ("Pass-port"), East Mediterranean Oil and Gas Ltd. ("EMOG"), Delek - The Israel Fuel Corporation Ltd. ("Delek"), Delek Oil Exploration Ltd. ("DOEX"), Naphta Israel Petroleum Corporation Ltd. ("Naphta"), HEI Oil and Gas Ltd., a California limited partnership, Donesco Venture Fund One, Mazal Oil Inc., and L.P.S. Israel Oil Inc. ("HEI").

     The participants in the Negev 1 Venture expended approximately $19.2 million for oil and gas exploration activities including seismic exploration and drilled two wells, both of which were dry holes. The Company's share of these expenditures was approximately $576,000. The Negev 1 Venture received no revenues from its activities.

     Following the expiration of the Negev 1 Venture in 1988, the Negev 2 Venture was formed by the same participants and held two licenses - Negev Nirim and Negev Ashquelon. Within the framework of the Negev 2 Joint Venture, two offshore wells were drilled and seismic and geological studies, both onshore and offshore were conducted at a cost of $44.55 million. As of 1991, the activities with the Negev Nirim License were carried out within the Bessor Carveout Area and as of 1993, the activities within the Negev Ashquelon License were carried out within the Yam Carveout Area under Sole Risk Agreements. In February 1995, the Negev Nirim License (including the Bessor Carveout) was relinquished and in June 1996, the Negev Ashquelon License (including the Yam Carveout) was relinquished by the Venture participants. The Company, as the Operator is in the process of winding down the affairs of the Negev 2 Joint Venture.

     In 1991 the Negev 2 Venture participants (excluding HEI) received a Preliminary Permit with Priority Rights to receive petroleum licenses (the Negev Med Venture). When the Preliminary Permit expired the Venture participants were granted five (5) licenses: Med Tel Aviv License, Med Yavne License, Med Ashdod License, Med Hadera License, Med Hasharon License (the Med Licenses) with a duration which has been extended until June 15, 2000. On January 24, 1994 the participants in the Med Tel Aviv License spudded the Yam Yafo 1 well in the Yam Yafo Structure approximately 20 kilometers northwest of the Tel Aviv coast. There was no economic justification for producing oil and gas from this well. The total cost of drilling the Yam Yafo well including tests, was approximately $38 million of which the Company's share was $382,000.

     On November 15, 1994 the participants in the Med Yavne License spudded the Yam West 1 well (the well is located approximately 32 kilometers northwest of Ashdod in a water depth of 2,130 feet) which was declared a dry hole. The total cost of the well was approximately $23 million of which the Company's share was approximately $231,000. Expenses of the Yam West 1 well do not include three invoices from Ben Line Steamers Ltd. in an amount totalling $1.3 million with respect to damages for costs of repairs, transport and loss of income. The Operator has rejected these expenditures and no provision for these expenses has been recorded in the books of the venture.

     In 1996 when the Petroleum Commissioner approved the relinquishment of the Negev Ashquelon License the boundaries of the Med Ashdod License were changed to include the area of the structure on which the Yam 1 and Yam 2 wells were drilled, as well as another additional structure which was part of the area of the relinquished Negev Ashquelon License.

     In 1996 the participants in the Med Ashdod License signed an agreement to create the Yam Ashdod Carveout Area in the license to conduct an exploration program.

     In 1996 the Ministry of Energy awarded to the Company and other venture participants an onshore drilling license called Shederot/265. This license is located in part within the area of the relinquished Negev Nirim License area.

The Operator

     The Company was the Operator of the Negev 2 Venture (which is being wound down), the Negev Med Venture, the Bessor Carveout Venture (which wound down in
1995), the Yam Carveout Venture (which is being wound down), the Shederot Venture and the Yam Ashdod Carveout Venture. As the Operator, the Company is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Tel Aviv, Israel. With full-time (five) employees, outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a Joint Operating Agreement.

     The Operator charges each Venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each Venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License. During the year ending December 31, 1996 the Company was paid fees of $324,252 in connection with the Negev Med Venture and fees of $36,000 in connection with the Yam Carveout Venture, fees of $36,000 in connection with the Yam Ashdod Carveout and fees of $72,000 in connection with the Shederot Venture. See "Material Agreements". The minimum monthly Operator's fee is currently $36,000 per month.

General Partner for the Negev 2 Limited Partnership
---------------------------------------------------

     In 1989 the Company formed in Israel the Negev 2 Limited Partnership (the "Limited Partnership") to acquire from the Company a substantial portion of its working interest in the Negev 2 Venture. In exchange for working interests, the Limited Partnership paid to the Company $700,000 and granted to the Company certain overriding royalties. In 1992, the Company transferred to the Limited

Partnership additional rights in the Negev Ashquelon License, the Bessor Carveout, and the Negev Med Permit with Priority Rights (now the Med Licenses) in exchange for additional overriding royalties and reimbursement of expenses. The Company created Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary to act as the General Partner for the Limited Partnership and formed Isramco Management (1988) Ltd., a wholly-owned subsidiary to act as the nominee holder of Limited Partnership units held by public investors in Israel. Pursuant to the Limited Partnership Agreement and the Trust Agreement, a Supervisor was appointed on behalf of the Limited Partnership unit holders, with sole authority to appoint the sole director for Isramco Management (1988) Ltd. and to supervise its activities on behalf of and for the benefit of the Limited Partnership unit holders. The control and management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders are subject to the supervision of the Supervisor and in certain instances the approval of the Limited Partnership unit holders. The firm of Igal Brightman & Co., Accountants and Mr. David Valiano, Accountant have been appointed as Supervisors.

     The Company during 1992 and 1993, in order to assist the Limited Partnership in the financing of its oil and gas exploration activities, acted as offeror of Limited Partnership units to the public in Israel and assisted the Limited Partnership in raising approximately $123 million from public in Israel. The Company and its subsidiary, Isramco Underwriters Ltd., along with other affiliated and non-affiliated companies also acted as an underwriter for the Limited Partnership unit offerings and during the period March 1, 1992 through December 31, 1994 received underwriting fees and expense reimbursements in the approximate amount of $602,000 and fees in the amount of $160,000 for the preparation of three prospectuses for the Limited Partnership unit offerings.

     On March 1, 1997 the Limited Partnership had available $64 million to finance its share of work obligations under the Licenses with regard to the Petroleum Assets. The Limited Partnership is the largest holder of Working Interests in the Negev 2 Venture, the Shederot Venture, the Negev Med Venture and the Yam Ashdod Carveout Venture. See "Table of Petroleum Assets (Working Interests) Oil and Gas Ventures".

     The Company holds overriding royalties in certain Petroleum Assets through the Limited Partnership and currently receives a management fee of $40,000 (as of January 1997) per month from the Limited Partnership for office space, management and other services. It has been significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. As of December 31, 1996 the Company held 0.01% of the issued Limited Partnership units and a subsidiary of the Company, acting as General Partner for the Limited Partnership held a 0.01% interest in the Limited Partnership.

Acquisition of Assets
---------------------

     The Company (i) paid to NIR Resources Inc. ("NIR") the sum of $677,500 for its 50% Membership Interest (before recovery of contributions) in Jay Petroleum LLC ("Jay") which interest for profit allocation purposes reduces to 37.5% after recovery of capital contribution; and (ii) paid to Stonewall Resources LLC the sum of $363,750 for its 25% Membership Interest before recovery of contributions in Jay which interest for profit allocation purposes reduces to 18.75% after recovery of capital contributions. NIR is a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd. Naphtha Israel Petroleum Corp. Ltd. owns approximately 36.5% of the Company's common stock and warrants.) Mr. Yossi Levy, the Branch Manager for the Israel Branch Office of the Company is a director of Naphtha Israel Petroleum Corp. Ltd. ("Naphtha") and NIR. Mr. Yuval Ran, the President of the Company is also a director of Naphtha and NIR. In addition, officers and directors of the Company are associates of officers and directors of Naphtha.

     In addition, the Company made a $132,650 capital contribution to Jay and acquired from Jay Resources Corp. a 7.9% Membership Interest in Jay Petroleum LLC which interest increases to an allocation of profits percentage of 13.81% after recovery of capital contributions.

     In connection with this acquisition of interests in Jay the Company received a Fair Market Value Letter from the firm of Albrecht and Associates Inc., independent petroleum engineers, with regard to the oil and gas properties held by Jay. The Fair Market Value Letter was based in part upon reserve evaluation and net income projections prepared by Riseden Services Inc., independent petroleum engineers. A copy of the Fair Market Value Letter dated January 27, 1997 and the Riseden Report dated January 16, 1997 have been filed as Exhibits with Form 8-K for the month of February 1997.

     In the aggregate the Company holds an 82.9% Membership Interest in Jay. The Company's share of profits (before recovery of capital contribution) in Jay is 82.9% and after recovery of capital contribution the allocation of profit participation will be reduced to 70.06%.

     The membership of Jay is comprised of the Company which holds an 82.9% Membership Interest, Jay Natural Resources LLC which holds a 10.65% Membership Interest and Jay Resources Corp. which holds a 6.45% Membership Interest, all of which interests are subject to adjustment after recovery of capital contributions.

         Jay owns both operated and non-operated varying working interests in over fifty (50) oil and gas wells in the United States. Independent estimates of the reserves held by Jay Petroleum LLC, which are located in Texas, Oklahoma, Wyoming, Louisiana and New Mexico are approximately 120,000 net barrels of proven developed producing oil reserves; 2,000 MMCF's of proven developed producing natural gas reserves; 220,000 net barrels of proven non-producing oil reserves; and, 3,000 MMCF's of proven non-producing natural gas reserves.

     Jay has entered into a Management Agreement with Jay Management Company LLC ("Management"), a newly formed Texas limited liability company for the purpose of managing certain of the producing oil and gas interests owned or to be acquired by Jay. For a capital contribution of $350.00 the Company has received a 35% membership interest in Management.

Pursuant to the Management Agreement, Jay will pay to Management a management fee of $12,500 per month. Management will also receive all payments as Operator for operations pursuant to the Operating Agreement for the contract wells. The term of the Management Agreement is for ten (10) years, unless terminated by either party on not less than one hundred eighty (180) days notice.

     The designated Manager of Jay is Dr. Reuven Hollo. Dr. Hollo will receive a Management fee of $5,000 per month. Dr. Hollo is also the Manager of Management, as well as the controlling Member in Jay Resources Corp. and Jay Natural Resources LLC. (neither of which the Company has any interests).

     The   acquisition  of  the  interests  in  Jay,  as  well  as  the  capital contribution made by the Company to Jay was made out of working capital funds available to the Company.

     On February 13, 1997 Jay acquired from Snyder Oil Corporation of Fort Worth, Texas, various operated and non-operated interests in oil and gas wells in Louisiana, Texas and Wyoming for a cost of $3.1 million. The acquisition was financed primarily with bank financing obtained by Jay through a $10 million Revolving Credit Facility with Comerica Bank - Texas, Houston, Texas. The Company is neither a borrower nor guarantor under this Revolving Credit Facility.

     Based on outside reservoir engineering reports, the newly acquired reserves from Snyder consist of approximately 160,000 net barrels of proven developed producing oil reserves; 2,800 MMCF of proven developed producing gas reserves; 10,000 net barrels of proven non-producing oil reserves; and, 1,143 MMCF of proven non-producing gas reserves.

OIL AND GAS VENTURES AND PETROLEUM ASSETS
-----------------------------------------

     The table below sets forth the Working Interests and Petroleum Assets of the Company and all affiliated and non-affiliated participants in (i) the Ventures, (ii) the Petroleum Assets, (iii) the total acreage of each Petroleum Asset, and (iv) the expiration dates of each of the licenses. This information pertains only to Petroleum Assets located in Israel. The Company also holds Overriding Royalties in the Petroleum Assets. See "Table of Overriding Royalties".


                                   TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                                            OIL AND GAS VENTURES (1)(3)
                                               (% Interest of 100%)

                                Shederot             Negev Med                Yam Ashdod
                                Venture               Venture             Carveout Venture (2)
                                -------               -------             --------------------

                                Shederot         Med Tel Aviv License
                                 License           Med Yavne License
                                                  Med Ashdod License
                                                  Med Hadera License
                                                 Med Hasharon License
                                                 --------------------
Name of
Participant
-----------


The Company (4)
---------------
The Company                     1.0043                 1.0043                    1.0043

Affiliates
----------
Isramco-Negev 2
 Limited Partnership           72.9957                70.9957                   53.0268
JOEL                            8.0000                 8.0000                    8.0000
Pass-port                       6.0000                 6.0000                    6.0000
Naphtha                         4.0000                 5.0000                   5.10145
Naphtha
 Explorations
 Limited
 Partnership                        --                 5.0000                   5.10145
                               -------                -------                  --------

Non-affiliated entities
-----------------------
Delek Drilling
 Limited Partnership            8.0000                 4.0000                   21.7660


Total                         100.0000                100.000                  100.0000

Area                            90,000                500,000                    84,220
(acres)

Expiration Date               12/31/98              6/15/2000                 6/15/2000

--------------

(1) Subject to the fulfillment of applicable provisions of the Israel Petroleum Law and Regulations, and the conditions and work obligations of each of the above licenses.

(2) Under the Grant Agreement with the Government of Israel, the Government may claim that the Company is contingently obligated to repay to the Government the Grant monies in the amount of $110,000 and to pay a 6.5% Overriding Royalty on all production from the area. See Grant Agreement with the Company.


(3) All of the Petroleum Assets are burdened by a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

(4) The Company and its subsidiaries also hold the Overriding Royalties and 0.02% of the Limited Partnership Units.

Overriding Royalties held by the Company
----------------------------------------

     The Company holds the following Overriding Royalties:

                                      TABLE
                                       OF
                               OVERRIDING ROYALTIES

                                                            On the First 10% of the
                                                       Limited Partnership Share of the
From The Limited Partnership *                           following Petroleum Licenses
------------------------------                           ----------------------------
                                                      Before Payout          After Payout
                                                      -------------          ------------

Med Tel Aviv License                                     1.06%                  %3.83
Med Yavne License                                        1.06%                  %3.83
Med Ashdod License                                       1.06%                  %3.83
Med Hadera License                                       1.06%                  %3.83
Med Hasharon License                                     1.06%                  %3.83
Yam Ashdod Carveout                                      1.06%                  %3.83
Shederot License                                         5.00%                  %3.00

From JOEL                                                   On 8% of JOEL's Interest
---------                                                   ------------------------
                                                      Before Payout          After Payout
                                                      -------------          ------------

Yam Ashdod Carveout                                      2.5%                   12.5%

From Delek Oil Exploration Ltd. (DOEX) (1)(2)               On 6% of DOEX's Interest
---------------------------------------------               ------------------------
                                                      Before Payout          After Payout
                                                      -------------          ------------

Yam Ashdod Carveout                                      2.5%                   12.5%

From Delek (1)(2)                                           On 2% of DOEX's Interest
-----------------                                           ------------------------
                                                      Before Payout          After Payout
                                                      -------------          ------------

Yam Ashdod Carveout                                      2.5%                   12.5%

The Company has no financial obligation with regard to the Overriding Royalties, however, in the event the Limited Partnership, JOEL, DOEX or Delek, fails to fund its obligation with regard to a Petroleum Asset to which an Overriding Royalty exists, the Company could lose its interest in such Overriding Royalty. See Glossary for definition of "Payout".


-------------

(1) The Working Interests of Delek and DOEX have been assigned to Delek Drilling Limited Partnership.

(2) In a prospectus of the Delek Limited Partnership dated January 26, 1994 it is stated that the Interest which the Delek L.P. received from Delek and DOEX is free from any encumbrances except that Isramco, Inc. may argue that the Interests are subject to an overriding royalty. The Company has no information available to it as to why this statement is in the Delek L.P. prospectus.

                                      [MAP

                          OFFSHORE AND ONSHORE LICENSES

                                   March 1997



                              Med Hasharon License
                                Tel Aviv License
                               Med Hadera License
                               Med Yavne License
                              Yam Ashdod Carveout
                               Med Ashdod License
                               Sherderot License



                                    Omitted]

Summary Description of the Ventures, the Petroleum Assets,
Related Work Obligations and Exploration Efforts
----------------------------------------------------------

Negev 2 Venture (Negev Ashquelon License and Negev Nirim License)
-----------------------------------------------------------------

     The Negev 2 Venture was formed in 1988 and the Company was designated as the Operator. The Negev Nirim License (including the Bessor Carveout Area) was relinquished by the Negev 2 Venture participants in February of 1995 and the Negev Ashquelon License (including the Yam Carveout Area) was relinquished in June of 1996.

     Within the framework of the Negev 2 Venture (not including the Yam Carveout Venture or the Bessor Carveout Venture) two offshore wells were drilled and seismic and geological studies both onshore and offshore were conducted at a cost of $44.55 million of which the Company's share of expenditures was $495,979 (of which $110,000 was funded by a grant from the Government of Israel).

Bessor Carveout Venture (within the Negev Nirim License)
--------------------------------------------------------

     The participants in the Bessor Carveout Venture relinquished the Negev Nirim License in 1995. Total expenses of the Bessor Carveout from inception date to December 31, 1995 were $6,545,073 of which the Company's share of expenditures was $65,732.

Yam Carveout Venture (Within the Negev Ashquelon License)
---------------------------------------------------------

     In 1993 the participants in the Negev Ashquelon License with the exception of Isramco Resources Inc. pursuant to a Sole Risk Agreement formed the Yam
Carveout Venture by delineating the Yam Carveout Area (within the Negev Ashquelon License Area) to carry out drilling of the Yam 3 well, an offshore well, at an estimated cost of $25 million (without production tests). In June of 1996, when the participants in the Negev 2 Venture relinquished their interests in the Negev Ashquelon License, the relinquishment included the Yam Carveout Area. The Operator is in the process of winding down the Yam Carveout Venture.

Negev Med Venture
-----------------

     When the Negev Med Venture was formed in October of 1991 the Petroleum Commissioner granted to the participants the Negev Med Preliminary Permit with priority rights. The Negev Med Preliminary Permit expired on April 28, 1993 and the participants requested and received five new drilling licenses (the Med Licenses) valid until June 14, 1996. The duration of the Med Licenses has been extended until June 15, 2000.

     The Med Licenses are the Med Tel Aviv License, the Med Yavne License, the Med Hadera License, the Med Ashdod License and the Med Hasharon License. In June of 1996, upon the relinquishment of the Negev Ashquelon License, the boundaries of the Med Ashdod License were modified to include the area of the structure on which the Yam 1 and Yam 2 wells were drilled, as well as, another additional structure which was part of the area of the relinquished Negev Ashquelon License. The participants in the Negev Med License have delineated the Yam Ashdod Carveout Area within the Med Ashdod License and this Carveout Area includes all of the areas which were transferred from the Negev Ashquelon License. Each participants' share in this new Carveout is the same as it was in the Yam Carveout Venture (which was part of the Negev Ashquelon License). The activities of the Yam Ashdod Carveout Venture including the accounts and expenses of the Carveout are reported separately. As of July 1996, the expenses of the Negev Med Venture set forth herein relate to four (4) licenses only. There has been no exploration activity within the Med Ashdod Area which is not within the Yam Ashdod Carveout, and no operating fee is charged under the Joint Operating Agreement with respect to the Med Ashdod License Area outside of the Yam Ashdod Carveout.

     During the period from inception to December 31, 1996 the participants authorized expenditure (AFE) in the various licenses and paid advances as detailed below:

                         Authorization             Advances
                         for                       paid
                         Expenditure
                         --------------           --------------
                         U.S. Thousands            U.S. Thousands
License
-------

Med Tel Aviv              $39,217.50                 $39,122.50
Med Yavne                  25,032.50                  24,884.50
Med Hasharon                1,514.00                   1,412.00
Med Hadera                    977.50                     889.50
Med Ashdod                    762.00                     762.00
                           ---------                  ---------

Total                     $67,503.50                 $67,070.50
                           =========                  =========

Shederot License
----------------

     On January 1, 1996 the Company and the Limited Partnership were awarded an onshore drilling license called Shederot/265 covering an area of 88,750 acres. The Company holds a 1.0043% working interest in the license and the Limited Partnership a 98.9557% interest in the license. The license is located in part of the relinquished Negev-Nirim license area.

     Stipulations in the license are:

     (a) a seismic survey of about 35 miles (if necessary) by July 1, 1996 (this work was not undertaken because it was unnecessary);

     (b)  a contract with a drilling contractor not later than July 1, 1997;

     (c) spudding of a deep well (about 13,120 feet) not later than January 1, 1998.

     On January 29, 1996 the Company and the Limited Partnership signed a Joint Venture Agreement and according to this agreement both parties adopted the Negev 2 Joint Venture Joint Operating Agreement dated June 30, 1988, with certain amendments. The Company is the Operator of the license and entitled to an Operator's fee equal to the greater of 6% of direct expenses of the Venture, but not less than $6,000 per month. On January 30, 1996 the Company and the Limited Partnership approved an AFE in the amount of $160,000 (the Company share was 1.0043%) for carrying out reinterpretation and remapping of the license area.

     The Limited Partnership approached the other former participants in the relinquished Bessor Carveout Venture to participate in the new license according to proportionate share which they held at the time of the Bessor Carveout Venture. See Table of Petroleum Assets and Working Interests for the share of working interests held by each participant. The Company's interest in this license is 1.0043%.

     On March 18, 1996 the Petroleum Commissioner agreed to enlarge the Shederot License Area to 98,800 acres and added an additional condition to the terms of the license according to which the participants must commence drilling of a second well to the same depth as the first not later than December 31, 1998.

     In January 1997 the Operator recommended to the participants in the Shederot Venture drilling the Gevim-1 well on the onshore "Shederot" license. The well will be located approximately 1.24 miles south of the town Shederot. It is planned for a total depth of 14,765 feet. Estimated drilling time is ninety-five (95) days at an estimated cost of $6 million (U.S.) (the Company's share would be $80,344). In March 1997 an AFE of $80,000 was approved by the participants for preparatory work for the Gevim-1 well. The Company's share is $803.

Yam Ashdod Carveout Venture
---------------------------

     In September 1996, the participants in the Med Ashdod License signed an agreement to create the Yam Ashdod Carveout Area within the license to conduct an exploration program. The Carveout Area includes the area of the structure on which the Yam 1 and Yam 2 wells were drilled, as well as an additional structure which was part of the area of the relinquished Negev Ashquelon License. See Table of Petroleum Assets and Oil and Gas Ventures for a breakdown of the working interest of each participant. The Company's working interest is 1.0043%.

     The participants in the Yam Ashdod Carveout Venture have adopted the provisions of the Joint Operating Agreement of the Negev 2 Venture, subject to adjustments and modifications. The Company as the Operator is entitled to an Operating fee of 6% of all gross direct charges, but not less than $6,000 per month. As long as no exploration activity takes place within the Med Ashdod License Area, outside the Yam Ashdod Carveout Area, no Operating fee will be charged with respect to the license area outside the Yam Ashdod Carveout. The participants have also agreed that the license rentals under the Israel Petroleum Law will be paid and treated as an expenditure under the Yam Ashdod Carveout Venture.

     In January 1997, the Operator recommended to the participants in the Yam Ashdod Carveout Venture the following work program for 1997:

     1. Re-entry of the Yam 2 well, deepening the well 900 feet to a total depth of approximately 18,500 feet and carrying out production tests at an estimated cost of $12 million of which the Company's share would be approximately $120,000. These activities will depend upon engineering evaluation of the well, the availability of a suitable rig and permission from the Defense Authorities.

     2. Shooting a two dimensional seismic survey of approximately 170 line nautical miles in the area of the Yam Ashdod Carveout, following by seismic data processing and interpretation. The total cost of acquisition, processing and interpretation is estimated to be about $775,000 of which the Company's share will be $7,783. The time table schedule depends on the availability of a suitable seismic vessel in the area. The seismic work was not done during the beginning of 1997 due to the fact that an appropriate seismic vessel was not available. To finance the preparatory work for the proposed re-entry and deepening of the Yam 2 well, the participants approved an AFE in the amount of $75,000 of which the Company's share is $753.

Accounting Treatment of Oil and Gas Properties on the Company's
Financial Statements
---------------------------------------------------------------

     The Company uses the "successful efforts" method of accounting whereby all costs of acquiring acreage, costs of drilling successful exploration wells and development costs are capitalized. Producing and non-producing properties are evaluated periodically, and if conditions warrant (i.e., should a well prove to be dry and abandoned, or not of commercial value or no development activity is contemplated in the near future), the related costs are written off. Annual lease rentals and exploration costs, including geologic and geophysical costs and exploratory dry hole costs, are charged to expense as incurred.

                               MATERIAL AGREEMENTS

     The Negev 2 Joint Venture Agreement (the "Joint Venture Agreement") and the Negev 2 Joint Operating Agreement (the "JOA"), as amended were entered into between the participants of the Negev 2 Venture to explore, develop and produce petroleum and/or gas in certain areas onshore and offshore in Israel. The Joint Venture Agreement is governed by and construed in accordance with the laws of the State of California, USA, and the place of jurisdiction is the courts of the State of California. Subject to the provisions of the Joint Venture Agreement and the JOA, each party participates in all the costs, expenses and obligations incurred in relation to a contract area in the same proportion as its rights and interests in such contract area. Under the JOA, the Operator carries out all the operations contemplated in the JOA, in the framework of approved Work Programs and within the limitations of approved budgets (AFEs). Subject to the general supervision of the Operating Committee, the Operator controls and manages all operations conducted pursuant to the JOA. The Operator may be removed for cause, by notice in writing given by two or more of the other parties representing at least 65% of the total interests in a contract area. The Company with its affiliates hold more than 65% of the total interest in each contract area, however, the Company only holds a 1.0043% interest in each Venture and does not control the affiliated parties which are public companies. See "Table of Petroleum Assets and Oil and Gas Ventures".

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

     The services and related costs incurred by the Operator in connection with a contract area (provided they are not charged as a direct charge), are covered by a monthly overhead charge equal to 6% of all gross direct charges. An Operating Committee on an annual basis may verify that the monthly overhead charge of the Operator equitably compensates the Operator for actual costs incurred. Based on the results of this annual cost analysis, the percentage chargeable for the benefit of the Operator can be adjusted, upward or downward as determined by the participants in a contract area.

     The holders of the Negev Med Licenses have also entered into a Deed of Arbitration dated November 10, 1993 to the effect that the parties agreed to submit to a single arbitrator the following question:

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

Consulting Agreement with Dr. Joseph Elmaleh and Termination
------------------------------------------------------------

     In July of 1995 the Company formalized its existing oral consulting agreement with Dr. Joseph Elmaleh and entered into a written Consulting Agreement for the payment to Dr. Elmaleh of an annual fee of $99,000 payable in equal monthly installments of $8,250. The term of the Consulting Agreement was to expire July 31, 1997. On April 17, 1996 pursuant to a Termination Agreement entered into between the Company and Dr. Joseph Elmaleh, Dr. Elmaleh resigned as the Chairman of the Board, Chief Executive Officer and a director of Isramco and its subsidiaries. The Company terminated the 1995 Consulting Agreement and (i) paid to Dr. Elmaleh the sum of $123,750 representing the balance of unpaid consulting fees; (ii) Dr. Elmaleh agreed not to directly or indirectly compete with the Company in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel for a term of three (3) years in consideration for the lump sum payment of $270,000. The Company also purchased from Southern Shipping and Energy Inc., a company controlled by Dr. Elmaleh, 292,675 shares of the common stock of the Company held by Southern Shipping and Energy Inc. for a purchase price of $208,238.

Consulting Agreement with Haim Tsuff
------------------------------------

     In May of 1996 the Company entered into a Consulting Agreement with a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which has a term commencing June 1, 1996 through May 31, 1998, the Company agreed to pay the sum of $144,000 per annum payable in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the consulting term in connection with the performance of consulting services on behalf of the Company.

Consulting Agreement with Yuval Ran
-----------------------------------

     In August of 1996 the Company entered into a Consulting Agreement with Yuval Ran, the President of the Corporation. Pursuant to this Consulting Agreement which has a term commencing August 1, 1996 through July 31, 1999, the Company agreed to pay Mr. Ran the sum of $144,000 per annum payable in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the consulting term in connection with the performance of consulting services on behalf of the Company.

Agreements with Danny Toledano
------------------------------

     In October 1995 the Company entered into an Employment Agreement with Mr. Toledano which provided for a payment of annual salary of $144,000 per annum payable in installments of $12,000 per month. The term of the Agreement was for one (1) year. In June of 1996 the Company terminated its Employment Agreement with Mr. Toledano and paid to Mr. Toledano a lump sum of $72,000 for the balance of the employment term. Pursuant to the terms of a Termination Agreement, Mr. Toledano resigned as President and Chief Operating Officer of the Company, and executed a Covenant Not to Compete Agreement with the Company. Pursuant to the terms of the Covenant Not to Compete, Mr. Toledano agreed that for a period of five (5) years he would not directly or indirectly compete with the Company in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel. In consideration for the covenant not to compete, the Company paid to Mr. Toledano the sum of $200,000. The Company also entered into a Consulting Agreement with Natural Resources Exploration Services B.V., a Netherlands corporation controlled by Mr. Toledano. Pursuant to the Consulting Agreement between the Company and Natural Resources Exploration Services B.V., the Company paid a lump sum payment of $72,000 to Natural Resources Exploration Services B.V. to provide the services of Mr. Toledano to the Company through June 23, 1997.

                                    EMPLOYEES

     During calendar year ending December 31, 1996, the Company had eight (8) full-time employees at its Branch Office in Israel in connection with its activities in Israel. With the exception of Mr. Toledano (whose employment has been terminated), all employees of the Company were located at the Branch Office in Israel. As of the date hereof the Company has five (5) full-time employees at its Branch Office.

                                     OFFICES

     On July 14, 1992, the Company became a tenant in the offices of JOEL at Shavit House, 4 Raoul Wallenberg Street, Tel Aviv 69174, Israel. In consideration for occupying these offices the Company as of October 15, 1996 pays to JOEL the sum of $8,000 per month for rental space, office services, secretarial services and computer services (this amount was reduced in October 1996 from $15,000 per month to $8,000 per month upon Naphtha taking occupancy in the offices and paying its respective share of charges). The rental payable to JOEL also includes the right of the Limited Partnership to occupy and use the Company's offices. The Company believes that the payment for its office and office services is comparable to charges the Company would be required to pay to non-affiliated parties at other similar locations in Tel Aviv.

Office Facilities and Various Agreements
----------------------------------------

     The Company as of September 1996 moved its New York office to 575 Madison Avenue, New York, New York. Pursuant to a month to month rental agreement the Company pays $275 per month for shared executive office facilities. Previously, the Company had a license agreement from Petronav Inc. to use its New York office at 800 Fifth Avenue, New York, New York. During 1996, the Company paid $24,000 to Petronav Inc. under this license agreement. Petronav Inc. is a company 100% owned and controlled by Dr. Joseph Elmaleh (the former Chairman of the Board of Directors and Chief Executive Officer of the Company). Management believes that the cost for these office premises is comparable to other similar office space in New York City.

Item 3.  Legal Matters
         -------------

     The Claim and Summons issued by the Tel Aviv - Jaffa District Court in Israel (C.C. No. 2448/90) on December 31, 1990 against the Company and others, along with 1995 claim by the National Insurance Institute with regard to the same action has been settled. The Company's share of the settlement amount was approximately $600.00.

     The Claim filed in the District Court of Tel Aviv - Jaffa on December 1, 1993 by Chaim Chazan Claim against the Company and others has been settled by the Limited Partnership paying on behalf of the parties $345,000. The other defendants (including the Company) are waiting for an arbitrator's decision as to whether they must reimburse the Limited Partnership and if so, the amount of each defendant's respective share.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of shareholders during the quarter ended December 31, 1996.

                                                      PART II

Item 5.  Market for the Registrant's Common Stock
                  and Related Security Holder Matters

         The number of record holders of the Company's Common Stock on March 6, 1997 was approximately 1,062 not including an undetermined number of persons who hold their stock in street name. The high and low bid prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below. These over-the-market quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                              Class A                    Class B
                            Common Stock                      Warrants                   Warrants
                            ------------                      --------                   --------

Quarter Ended           High           Low              High           Low         High             Low
-------------           ----           ---              ----           ---         ----             ---

1996
----

March 31                 9/16          7/32             1/16            1/16        1/8              3/32
June 30                 13/16          21/32            5/32            9/64        3/32             3/32
September 30             5/8           19/32            1/16            1/16        1/16             1/16
December 31             9/16           1/2              1/16            1/16        1/32             1/32


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

Item 6.  Selected Financial Data
         -----------------------

Statement of Operations Data

                                                     Year Ended 12/31


                                        1996              1995              1994             1993             1992
                                        ----              ----              ----             ----             ----

Operator's fees                      468,252        $1,114,980        $3,148,826         $784,845         $345,505
Oil revenue                              335               644                              2,930

Interest income                    1,175,391         1,125,616           769,067          378,752          144,580

Office services and other            463,142           427,915           444,043          507,827          269,663

Gain (Loss) on                       705,859         (366,167)       (2,269,347)        2,580,529           22,341
 marketable securities

Exploration costs                     34,466           173,288           532,272           55,457            9,125
 written off

Operator expenses                    656,742           618,666           704,017          579,725          618,315

General & admini-                  1,253,900           720,356           719,659          597,749          353,242
 strative expenses

Net income (loss)                    828,331           634,619            59,208        3,293,850        (128,319)
Net income (loss)                       0.03              0.02              0.00             0.15            (.01)
 per share

Weighted average
 number of shares                 26,494,745        26,691,198        26,602,912       21,778,678       11,100,092



Balance Sheet Data
------------------

Total assets                      23,262,966        22,620,629        22,077,244       21,662,620        4,447,091

Total liabilities                    334,668           358,279           449,513          405,310          226,183

Shareholders' equity              22,928,298        22,262,350        21,627,731       21,257,310        4,220,908

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

In the calendar year 1996 the Company spent $34,466 in exploration for oil and gas principally in the activity of seismic interpretation and subsurface mapping, and the evaluation of prospects over the areas of the offshore licenses and the onshore license. During the second and third quarters of 1996, a comparative examination of the different prospects was made to determine the order of priority for the continuation of the exploration program. In the same period, the Company, as an operator, continued its search for and examination of the availability of marine drilling rigs for its work plans in the offshore licenses, and negotiations with the Ministry of National Infrastructures concerning the modification of the special conditions in the offshore licenses.

In calendar year 1995 the Company invested $173,288 in exploration for oil and gas, mainly in the drilling of the Yam West 1 well offshore in the Med Yavne license. The Company invested $306,640 more in exploration for oil and gas in the calendar year 1994, mainly as a result of the drilling and testing of the Bessor 1 well (onshore) in the Bessor Carveout, the Yam Yafo 1 well (offshore) in the Med Tel Aviv license and the drilling of the Yam West 1 well (offshore) in the Med Yavne license.

During the second half of 1996, the Company invested approximately $18,500 examining investment opportunities in oil and gas fields in the United States.

In the calendar year 1996 the Company had net cash outflow from the purchase and sales of marketable securities of $3,000 as compared to net cash outflow of $1,773,091 and $2,178,063 in the calendar years 1995 and 1994, respectively. In 1995 the Company acquired shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL") at a cost of approximately $974,000 (which shares are traded on the Tel Aviv Stock Market). During 1996, the Company did not purchase or sell shares of JOEL. As of December 31, 1996, the Company owned 5.5% of the issued shares of JOEL.

The Company financed its operations during the calendar years 1996, 1995 and 1994 from its own funds, and did not need to use any lines of credit or loans. The Company does not presently have any lines of credit with any institution. The Company believes that it has sufficient funds to fulfill its present capital requirements.

Results of Operations
---------------------

The Company reported net income of $828,331 ($0.03 per share) in the calendar year 1996 compared to net income of $634,619 ($0.02 per share) and $59,208 ($0.00 per share) in the calendar years 1995 and 1994, respectively. The gain during 1996 is a result of income from operator's fees, interest, gains from a rise in value of marketable securities and office services to a related party.

Part of the gain is offset by increase in general and administrative expenses and operator expenses.

During 1996, the Company continued to participate in work programs in the Negev Med Venture, the Shederot Venture, the Yam Carveout Venture and the Yam Ashdod Carveout Venture (as of July 1996). The Company holds a 1.0043% working interest in each of the petroleum assets held by the various ventures.

Negev Med Venture
-----------------

Two seismic surveys were carried out and two wells were drilled (the Yam Yafo 1 and the Yam West 1) by the Negev Med Venture since its inception. During 1995 and the beginning of 1996, seismic interpretation, subsurface mapping and prospects evaluation have been carried out over the five licenses of the Venture.

The accumulated data on Authorization for Expenditure (AFEs in the five licenses of the Venture) is as follows:

                                                                       Total Accumulated
                                                                       Expenses from
                                                                       Inception Date
                                                                       of Licenses
License                    AFE              Expended in 1996           from May 1, 1993          Company's Share
-------                    ---              ----------------           ----------------          ---------------

Med Tel Aviv            $39,217,500             $104,388                  $38,494,240               $386,598
Med Yavne                25,032,500              220,855                   23,592,658                236,941
Med Hasharon              1,514,000              107,187                    1,308,783                 13,144
Med Hadera                  977,500              110,055                      795,089                  7,985
Med Ashdod                  762,000               67,930                      759,934                  7,632
                         ----------            ----------                 -----------               --------

                        $67,503,500             $610,415                  $64,950,704               $652,300

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

In June 1996, the Petroleum Commissioner approved the relinquishment of the Negev Ashquelon license and the change of boundaries of the Med Ashdod license. As a result of these boundary changes, the Med Ashdod license now includes the area of the structure on which the Yam 1 and Yam 2 wells were drilled, as well as another additional structure which was part of the area of the relinquished Negev Ashquelon license. The participants delineated a carveout within the area of the Med Ashdod license and this carveout includes all the areas which were transferred from the Negev Ashquelon license as described above. The Company expects to be entitled to the same royalties in this carveout as to those which were in the relinquished Negev Ashquelon license (including the Yam Carveout). The participants' share in the new carveout will be the same as in the Yam Carveout (which was part of the Negev Ashquelon license).

The Yam Carveout Venture (within the Negev Ashquelon License)
-------------------------------------------------------------

In June 1996, the participants in the Negev 2 Venture relinquished their interest in the Negev Ashquelon license including the Yam Carveout area and the operator is in the process of winding down the affairs of the Yam Carveout Venture. The Company's share was 1.0043%.

Shederot Venture
----------------

During the calendar year 1996, the work program in the Shederot license consisted of reprocessing selected seismic sections, reinterpretation of the entire seismic data set and remapping prospective structures. During 1996, the Shederot Venture expended $361,169. The Company's share is 1.0043% or $3,627.

The Yam Ashdod Carveout (within the Med Ashdod License)
-------------------------------------------------------

In September 1996, the participants in the Med Ashdod license signed an agreement to create a carveout area within the license in which the exploration program would be conducted and in which the respective interests of the parties would be as they were in the Yam Carveout. The parties adopted the Joint Operating Agreement (J.O.A.) of the Negev 2 Joint Venture dated June 30, 1988, subject to amendments, adjustments and modifications. According to the J.O.A., the Company is the operator and is entitled to an operating fee of 6% of all gross direct charges, but not less than $6,000 per month. As long as no exploration activity takes place within the license area but outside the Yam Ashdod Carveout, no operating fee will be charged under the J.O.A. with respect to the license area outside the Yam Ashdod Carveout. The participants approved an AFE in the amount of $173,000. The Company's share is 1.0043% or $1,737.

During the six month period ending December 31, 1996, the Ashdod Carveout Venture expended $52,580. The Company's share is 1.0043% or $528.

Future Activities
-----------------

Israel
------

In January 1997, the Company, as Operator of the oil exploration in Israel, had recommended to the participants the following work program for 1997:

1. Re-entry of the Yam 2 well, deepening the well 984 feet to a total depth of approximately 16,404 feet and carrying out of production tests at an estimated cost of $12 million (US). These activities depend on engineering evaluation of the well, on the availability of a suitable rig and on permission from the Defense Authorities.

2. Shooting a two dimensional seismic survey of approximately 186 line miles in the area of the Yam Ashdod Carveout followed by seismic data processing and interpretation. Total cost of acquisition, processing and interpretation is estimated to be about $775,000 (US). The time schedule depends on the availability of a suitable seismic vessel in the area.

3. Drilling the Gevim-1 well on the onshore Shederot license. The well will be located approximately 1.24 miles south of the town Shederot. It is planned for a total depth of 14,765 feet. Estimated drilling time is ninety-five
     (95) days at an estimated cost of $6 million (US).

In March 1997, the participants approved an authorization for expenditures (AFE) for the shederot license in the amount of $80,000 to finance preparatory work for the planned well and an AFE in the amount of $75,000 to finance preparatory work for the proposed re-entry and production tests of the Yam 2 well. As a seismic vessel is not available in the area to do the seismic work that had been planned for the beginning of 1997, this part of the AFE was not approved.

United States
-------------

     The Company in February 1997 purchased for $1 million an interest in Jay Petroleum LLC ("Jay"). The Company (i) paid to NIR Resources Inc. the sum of $677,500 for its 50% Membership Interest (before recovery of contributions) in Jay which interest for profit allocation purposes reduces to 37.5% after recovery of all capital contribution made to Jay; and (ii) paid to Stonewall Resources LLC the sum of $363,750 for its 25% Membership Interest (before recovery of contributions) in Jay which interest for profit allocation purposes reduces to 18.75% after recovery of all capital contributions made by the members.

     The Company also made a $132,650 capital contribution to Jay and received from Jay Resources Corp. a 7.9% Membership Interest in Jay which interest increases to an allocation of profits percentage of 13.81% after recovery of capital contributions. The total capital contribution made by the members to Jay to date is $846,000.

     The Company now holds an 82.9% Membership Interest in Jay. The Company's share of profits before recovery of capital contribution in Jay is 82.9% and after recovery of capital contribution the allocation of profit participation will be reduced to 70.06%.

     Jay owns both operated and non-operated varying working interests in over fifty (50) oil and gas wells in the United States. Independent estimates of the reserves held by Jay Petroleum LLC, which are located in Texas, Oklahoma, Wyoming, Louisiana and New Mexico are approximately 120,000 net barrels of proven developed producing oil reserves; 2,000 MMCF's of proven developed producing natural gas reserves; 220,000 net barrels of proven non-producing oil reserves; and, 3,000 MMCF's of proven non-producing natural gas reserves.

     Jay is managed by Jay Management Company LLC ("Management"), newly formed Texas limited liability company established for the purpose of managing certain of the producing oil and gas interests owned or to be acquired by Jay. The Company has received a 35% interest in Management. Jay will pay to Management a management fee of $12,500 per month. The Management Company will also receive all payments to Operator for operations pursuant to the Operating Agreement for the contract wells.

     The   acquisition  of  the  interests  in  Jay,  as  well  as  the  capital contribution made by the Company to Jay was made out of working capital funds available to the Company.

     In February 1997 Jay acquired from Snyder Oil Corporation ("Snyder") of Fort Worth, Texas, various operated and non-operated interests in oil and gas wells in Louisiana, Texas and Wyoming for a cost of $3.1 million. The acquisition was financed primarily with bank financing obtained by Jay Petroleum through a $10 million Revolving Credit Facility with Comerica Bank - Texas, Houston, Texas. The Company is not a borrower or guarantor under this Revolving Credit Facility.

     Based on outside reservoir engineering reports, the newly acquired reserves from Snyder consist of approximately 160,000 net barrels of proven developed producing oil reserves; 2,800 MMCF of proven developed producing gas reserves; 10,000 net barrels of proven non-producing oil reserves; and, 1,143 MMCF of proven non-producing gas reserves.

Operator's Fees
---------------

In 1996 the Company earned $468,000 which was based on the minimum monthly compensation of $42,000 per month until June 1996 and $36,000 per month as of July 1996.

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

Interest Income
---------------

Interest income increased in the years 1996 and 1995 compared to interest income in 1994, due to higher average interest rates and/or higher average investment balances.

Gain on Marketable Securities
-----------------------------

In the calendar year 1996 the Company had gains from marketable securities of $705,859 comprised of $865,606 from unrealized holding gains and $159,747 from realized losses. Sales of marketable securities resulted in realized gains of $209,888 and $159,407 for 1995 and 1994. At December 31, 1996 and 1995 the
Company had net unrealized losses of $400,000 and $1,267,000, respectively on securities held for trading.

In 1996 the Company had an unrealized holding gain of $771,165 from its investment in JOEL. As at March 18, 1997, that gain increased by $160,740.

Increase or decrease in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Exploration Cost
----------------

During 1996, the primary activity of the exploration program was seismic interpretation, subsurface mapping and evaluation of prospects. The Company also examined investment opportunities in oil and gas fields in the United States. The Company expended $139,000 less on oil and gas exploration in Israel than in the previous period in 1995 when the drilling of the Yam West 1 well took place.

Operator's Expenses
-------------------

Operator's expenses increased in the calendar year 1996, as compared to the calendar year 1995, primarily as a result of the costs relating to the termination of certain employees and an expense from foreign currency exchange. Part of the increase was offset by fewer office expenses and professional services.

Operator's expenses in 1996 were less than in 1994 mainly as a result of office rent and expenses which were reduced in 1996 as compared to 1994.

General and Administrative Expenses
-----------------------------------

General  and  administrative  expenses  increased  in  1996 as  compared  to the
calendar  years  1995  and  1994.   Directors'  fees,   officers'  salaries  and
professional fees during 1996 were more than during 1995 and 1994.

General and administrative expenses in 1996 included expenses as a result of officers' salaries and payments made according to agreements which the Company entered into with Dr. Joseph Elmaleh and Mr. Danny Toledano. In April 1996, Dr. Joseph Elmaleh resigned as Chairman of the Board, Chief Executive Officer and as a director of the Company. Pursuant to a Termination Agreement, the Company agreed to pay Dr. Elmaleh $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration of a covenant not to compete for a period of three years, and, purchased from Southern Shipping and Energy Inc., a company which Dr. Elmaleh controls, 292,675 shares of the Company's common stock for $208,238. In connection with this agreement, the Company recorded a charge to earnings of approximately $235,000 in 1996 and will take a charge of $22,500 in each of the following nine (9) quarters. In June 1996, Mr. Danny Toledano resigned as the President and Chief Operating Officer of the Company. Pursuant to a Termination Agreement, the Company terminated its October 1995 Employment Agreement with Mr. Toledano and paid to Mr. Toledano the sum of $72,000. The Company also paid to Mr. Toledano $200,000 in consideration of a covenant not to compete for a period of five years, and entered into a Consulting Agreement with a company owned by Mr. Toledano for a term of one year and paid the sum of $72,000 as an advance consulting payment. In connection with these agreements, the Company recorded a charge to earnings of approximately $210,000 in 1996 and expects to take a charge of $28,000 in each of the following two (2) quarters and $10,000 in each of the sixteen (16) quarters thereafter.

In June 1996, the Company entered into a two year Consulting Agreement with a company which employs Haim Tsuff, Chairman of the Board and Chief Executive Officer of the Company, and in August 1996 the Company entered into a three year Consulting Agreement with Yuval Ran, recently elected as President of the Company. In connection with these agreements, each of the consultants is entitled to an annual compensation of $144,000, payable in monthly payments of $12,000 plus reimbursement for all reasonable business expenses incurred by them.

Item 8.  Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Isramco Inc.


     We have audited the consolidated balance sheets of Isramco Inc. and subsidiaries as at December 31, 1996 and December 31, 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and subsidiaries as at December 31, 1996 and December 31, 1995 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
March 14, 1997


                                ISRAMCO INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                            ----------------------------------
                                          A S S E T S        1996                   1995
                                          -----------       ------                 ------

                                                                   (in thousands
                                                                   except for share
                                                                     information)
Current assets:
   Cash and cash equivalents                              $ 15,999                $ 16,506
   Marketable securities, at market                          6,478                   5,768
   Prepaid expenses and other current assets                   338                     216
                                                          --------                --------


          T o t a l                                         22,815                  22,490
*
Equipment, less accumulated depreciation of $98 and
   $102 at December 31, 1996 and December 31, 1995,
   respectively                                                 65                     131

Covenants not to compete, less accumulated
   amortization of $87 at December 31, 1996                    383
                                                          --------                --------


          T O T A L                                       $ 23,263                $ 22,621
                                                          ========                ========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                  $    334                $    358
                                                          --------                --------

Commitments, contingencies and other matters


Shareholders' equity:
   Common stock, $.01 par value; authorized
     75,000,000 shares; issued
     26,691,198 shares                                         267                     267
   Additional paid-in capital                               25,928                  25,928
   Accumulated deficit                                      (3,102)                 (3,932)
   Treasury stock, 292,675 shares at
     December 31, 1996                                        (164)
                                                          --------                --------

                                                            22,929                  22,263
                                                          --------                --------

          T O T A L                                       $ 23,263                $ 22,621
                                                          ========                ========





                 The accompanying notes to financial statements
                          are an integral part hereof.

                                       F-2

                          ISRAMCO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year Ended December 31,
                                     ------------------------------------------
                                        1996            1995           1994
                                     -----------    ------------   ------------
                                          (in thousands except for share
                                                 information)

Revenues:
   Operator fees from related
     party                          $        468   $      1,115    $      3,149
   Oil sales                                                  1
   Interest income                         1,175          1,126             769
   Gain (loss) on marketable
     securities                              706           (366)         (2,269)
   Office services to related
     party                                   464            428             444
   Underwriting fee                                                          91
                                    ------------   ------------    ------------

          Total revenues                   2,813          2,304           2,184
                                    ------------   ------------    ------------

Expenses:
   Interest expense                            2              5               5
   Depreciation                               37             40              43
   Exploration costs                          34            173             533
   Operator expense                          656            619             704
   General and administrative -
     in part to related parties            1,254            721             720
   Research and development                                  28             120
                                    ------------   ------------    ------------

          Total expenses                   1,983          1,586           2,125
                                    ------------   ------------    ------------

Income before taxes                          830            718              59


Provision for income taxes                                   83
                                    ------------   ------------    ------------

NET INCOME                          $        830   $        635    $         59
                                    ============   ============    ============

Earnings per share                  $        .03   $        .02    $        .00
                                    ============   ============    ============

Weighted average number of shares
   outstanding                        26,494,745     26,691,198      26,602,912
                                    ============   ============    ============


                 The accompanying notes to financial statements
                          are an integral part hereof.

                                                    ISRAMCO INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                         Common Stock                 Additional                         Treasury Stock               Total
                     -----------------------           Paid-In      Accumulated      ----------------------        Shareholders'
                      Shares          Amount           Capital        Deficit         Shares         Amount          Equity
                     -------          ------          ---------      ---------       --------        ------         -------
                                     (in thousands except for share information)
Balance -
   January 1,
   1994             26,535,592    $        265    $     25,618    $     (4,626)                                    $     21,257

Issuance of
   common stock
   pursuant to
   the exercise
   of Class A
   warrants             155,606               2             310                                                             312

Net income                                                                   59                                              59
                    ------------   ------------    ------------    ------------                                    ------------



Balance -
   December 31,
   1994              26,691,198             267          25,928          (4,567)                                         21,628

Net income                                                                  635                                             635
                   ------------    ------------    ------------    ------------                                    ------------

Balance -
   December 31,
   1995              26,691,198             267          25,928          (3,932)                                         22,263

Net income                                                                  830                                             830

Purchase of
   treasury
   stock from
   related party                                                                       (292,675)   $       (164)           (164)
                   ------------    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE -
 DECEMBER 31,
 1996                26,691,198    $        267    $     25,928    $     (3,102)       (292,675)   $       (164)   $     22,929
                   ============    ============    ============    ============    ============    ============    ============


                                        The accompanying notes to financial statements
                                                 are an integral part hereof.

                                                              F-4

                                                    ISRAMCO INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                                -------------------------------------------
                                                                 1996              1995                1994
                                                                ------            ------              -----
                                                                              (in thousands)

Cash flows from operating activities:
   Net income                                                  $    830           $    635           $     59
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation                                                  37                 40                 43
       Amortization                                                  87
       Exploration costs                                             34                173                526
       (Gain) loss on marketable securities                        (706)               366              2,269
       (Gain) loss on sale of equipment                               8                  1                 (7)
       Changes in assets and liabilities:
         (Increase) decrease in prepaid expenses and
           other current assets                                    (122)                 9                130
         Increase (decrease) in accounts payable and
           accrued expenses                                         (24)               (91)                44
         Purchase of marketable securities                       (2,851)            (3,080)           (11,121)
         Proceeds from sale of marketable securities              2,848              1,307              8,943
         Payment for covenants not to compete                      (470)
                                                               --------           --------           --------

             Net cash provided by (used in)
               operating activities                                (329)              (640)               886
                                                               --------           --------           --------
Cash flows from investing activities:
   Exploration costs                                                (34)              (173)              (481)
   Purchase of equipment                                             (3)               (21)               (70)
   Proceeds from sale of equipment                                   23                  1                 25
                                                               --------           --------           --------

             Net cash (used in) investing activities                (14)              (193)              (526)
                                                               --------           --------           --------
Cash flows from financing activities:
   Proceeds from exercise of warrants                                                                     312
   Purchase of treasury stock                                      (164)
                                                               --------                              --------
             Net cash provided by (used in)
               financing activities                                (164)                                  312
                                                               --------                              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (507)              (833)               672


Cash and cash equivalents - beginning of year                    16,506             17,339             16,667
                                                               --------           --------           --------

CASH AND CASH EQUIVALENTS - END OF YEAR                        $ 15,999           $ 16,506           $ 17,339
                                                               ========           ========           ========



Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                    $      2           $      5           $      5







                                       The accompanying notes to financial statements
                                              are an integral part hereof.

                                                         F-5

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Summary of Significant Accounting Policies:
------------------------------------------------------

     [1] The Company:
     ----------------

     Isramco  Inc.  and  subsidiaries   (the  "Company"),   is  engaged  in  the
acquisition, exploration, operation and development of oil and gas properties and the temporary investment of surplus funds in securities.

     [2] Consolidation:
     ------------------

     The consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries Isramco Oil and Gas Ltd. ("Oil and Gas") and Isramco Underwriters, Ltd. ("Underwriters"), both Israeli Companies, Isramco Resources Inc., a British Virgin Islands company and an immaterial wholly owned foreign subsidiary. Intercompany balances and transactions have been eliminated in consolidation. Another wholly owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli Company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for a Limited Partnership and has no significant assets or operations.

     [3] Method of accounting for oil and gas operations:
     ----------------------------------------------------

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

     [4] Marketable securities:
     --------------------------

     Statement of Financial Accounting Standard No. 115 ("SFAS No. 115") requires that marketable securities held for trading be recorded at their market value. Company management considers the Company's marketable securities to be held for trading as defined by SFAS No. 115, and as such are reported at fair value.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Summary of Significant Accounting Policies:  (continued)
------------------------------------------------------

     [5] Equipment:
     --------------

     Equipment, consisting of motor vehicles, office furniture and equipment, is carried at cost less accumulated depreciation, computed by the straight-line method over the estimated useful lives of the assets.

     [6] Translation of foreign currencies:
     --------------------------------------

     Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States ("U.S.") dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas, Isramco Underwriters and the Israel Branch have been remeasured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. Depreciation is remeasured based on the historical dollar cost of the underlying assets. The net effects of translation were not material in any period.

     [7] Income per common share:
     ----------------------------

     At December 31, 1996, December 31, 1995 and December 31, 1994 earnings per share amounts are based on the weighted average number of shares outstanding. The assumed conversion of warrants and exercise of options do not result in material dilution.

     [8] Cash equivalents:
     ---------------------

     Cash equivalents include short-term investments with original maturities of 90 days or less and are not limited in their use.

     [9] Noncompete agreements:
     --------------------------

     Noncompete agreements are amortized over the period to be benefitted, generally from three to five years.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Summary of Significant Accounting Policies:  (continued)
------------------------------------------------------

     [10] New pronouncement:
     -----------------------

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation Arrangements". SFAS No. 123 permits a company to either choose a new fair value-based method of accounting for stock based compensation, or retain the intrinsic value-based method of accounting for stock-based compensation. The statement requires pro forma disclosures of net income (loss) and earnings (loss) per share computed as if the fair value-based method had been applied in financial statements of companies that continue to follow the intrinsic value-based method of accounting. The Company has adopted SFAS No. 123 for disclosure purposes only, and as a result, the adoption of SFAS No. 123 has not materially impacted the Company's financial position or results of operations.

     [11] Use of estimates:
     ----------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

     [12] Income taxes:
     ------------------

     The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized is the period that such tax rate changes are enacted.


(NOTE B) - Transactions With Affiliates and Related Parties:
------------------------------------------------------------

     The Company acts as Operator for joint ventures engaged in the exploration for oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Transactions With Affiliates and Related Parties:
           (continued)
------------------------------------------------------------

     Operator fees earned and related operator expenses are as follows:

                                            Year Ended December 31,
                                            -----------------------
                                             1996    1995     1994
                                             ----    ----     ----
                                               (in thousands)
     Operator fees:
            Negev Med Venture               $324   $1,025   $2,942
            Sherdot Venture                   72
            Yam Ashdod Carveout               36
            Yam Carveout                      36       72       72
            Bessor Carveout                            18      135
                                            -----  -------  ------

                                            $468   $1,115   $3,149
                                            =====  =======  ======

     Operator expenses                      $656   $  619   $  704
                                            =====  =======  ======

     In November 1996, Jerusalem Oil Exploration Limited ("JOEL"), then a 36% holder of the Company's issued and outstanding common stock and 33% holder of the Company's outstanding Class A and Class B warrants, sold such shares and warrants to Naphtha Israel Petroleum Corporation Limited ("Naphtha"), its majority owned subsidiary. Naphtha subsequently transferred the investments to a wholly owned subsidiary, Naphtha Holding Ltd. JOEL and Naphtha are Israeli corporations whose shares are traded on the Tel-Aviv Stock Exchange.

     During 1996,  1995 and 1994, the Company paid JOEL  $162,500,  $180,000 and
$180,000 respectively, for rent, office, secretarial and computer services. Effective in October 1996 the Company began paying JOEL $8,000 per month for such services.

     The Company paid JOEL a consulting fee of $6,000 per month for financial and supervisory services from January 1, 1992 through March 1996.

     A subsidiary of the Company is the general partner of Isramco- Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $420,000 in each of the years in the three-year period ended December 31, 1996.

     The Company occupied facilities of Petronav, Inc. a company owned by the Company's former Chief Executive Officer, in New York, on a month-to-month basis, at a rental of $2,000 per month through March 1995 and $3,000 through August 1996.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Transactions With Affiliates and Related Parties:
           (continued)
------------------------------------------------------------

     During the year ended December 31, 1994, the Company, through Underwriters, earned $91,000 in underwriting commissions from Isramco- Negev 2 Limited Partnership unit offerings.

     Pass-Port Ltd. ("Pass-Port"), a significant investor in JOEL, is an Israeli company whose shares are traded on the Tel-Aviv Stock Exchange. The Company's former Chief Executive Officer and Chairman of the Board had served as Chairman of the Board of Directors and General Manager of Pass-Port. The Company paid Pass-Port $6,000 for consulting services during 1995 and $36,000 during 1994. In 1996, the Company received $15,000 from Pass-Port for consulting services.

     During the years ended December 31, 1996, December 31, 1995 and December 31, 1994, the Company incurred $- 0 - , $98,000 and $97,000, respectively, for legal services and $5,000, $5,000 and $- 0 -, respectively, for consulting services rendered by officers/directors of the Company.

     In October 1995, the Company entered into a one-year employment agreement with its former President at an annual salary of $144,000. In June 1996, the President resigned from his office and pursuant to a termination agreement the Company paid him $72,000. The Company also paid him $200,000 in consideration for a five year covenant not to compete and entered into a consulting agreement with a company owned by the former President for a term of one year. $72,000 was paid in advance in connection with this agreement. The Company recorded a charge to earnings of approximately $128,000 relating to these agreements in 1996 which is included in general and administrative expenses.

     The Company agreed to pay its former Chief Executive Officer, $8,250 per month through July 1997 for consulting services. During the period January - April 1996 and the years ended December 31, 1995 and December 31, 1994 payments of $33,000, $99,000 and $99,000, respectively, were made to other entities as directed by the executive, and are included in general and administrative expenses. In April 1996, the executive resigned from his position. Pursuant to a termination agreement, the Company agreed to pay him $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration for a three year covenant not to compete and, purchased from Southern Shipping and Energy, Inc., a company controlled by the former Chief Executive Officer, 292,675 shares of the Company's common stock for $208,238. In connection with the termination agreement, the Company recorded a charge to earnings of approximately $235,000, which is included in general and administrative expenses. The charge includes $44,000 representing the excess of the purchase price of the Company's common stock over its fair market value at the time of the transaction.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Transactions With Affiliates and Related Parties:
           (continued)
------------------------------------------------------------

     In June 1996, the Company entered into a two-year consulting agreement with a company which employs the present Chairman of the Board and the Chief Executive Officer of the Company, and in August 1996 the Company entered into a three-year consulting agreement with the present President of the Company. In connection with these agreements, each of the consultants is entitled to an annual compensation of $144,000, payable in monthly payments of $12,000 plus reimbursement for all reasonable business expenses incurred by them.


(NOTE C) - Marketable Securities:
---------------------------------

     At December 31, 1996 and December 31, 1995 the Company owned 4,576,561 (approximately 5%) of JOEL, a related party (see Note B), with a cost and market value of $2,316,000 and $1,844,000, respectively, in 1996 and $2,316,000 and
$1,073,000, respectively, in 1995.

     At December 31, 1996 and December 31, 1995, the Company owned 319,529 units of the Isramco-Negev 2 Limited Partnership, a related party (see Note B), with a cost and market value of $22,000 and $3,000 in 1996 and 1995, respectively.

     Sales of marketable securities resulted in realized gains (losses) of $(160,000), $210,000 and $159,000 for the years ended December 31, 1996,
December 31, 1995 and December 31, 1994, respectively. The first-in, first-out method is used to determine the realized gain or loss on a sale.

     At December 31, 1996 and December 31, 1995, the Company had net unrealized losses on marketable securities of $400,000 and $1,267,000, respectively. The change in net unrealized holdings included in earnings is a gain of $867,000 in 1996, a loss of $577,000 in 1995 and a loss of $2,429,000 in 1994.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Marketable Securities:  (continued)
---------------------------------  -----------

     Marketable securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of the following:

                                  D e c e m b e r  3 1,
                     ------------------------------------------------
                             1 9 9 6                  1 9 9 5
                     -----------------------  -----------------------
                                   Market                    Market
                        Cost        Value        Cost         Value
                     ----------  ----------   ----------   ----------

Debentures           $3,660,000  $3,714,000   $2,185,000   $2,199,000

Convertible
   debentures            97,000      90,000      102,000       82,000

Investment trust
   fund                 671,000     705,000    2,361,000    2,368,000

Shares                2,450,000   1,969,000    2,386,000    1,118,000
                     ----------- -----------  -----------  ----------

     T o t a l       $6,878,000  $6,478,000   $7,034,000   $5,767,000
                     =========== ===========  ===========  ==========


(NOTE D) - Oil and Gas Properties:
----------------------------------

                                                              Total
                                                           Capitalized
                                        Unproved   Proved     Costs
                                      ----------   ------  ----------
Balance - January 1, 1994              $  45,000   $- 0 -  $  45,000

Changes in the year ended
  December 31, 1994:
     Exploration costs in progress       481,000             481,000
     Exploration costs written off      (526,000)           (526,000)
                                       ----------  ------  ----------

Balance - December 31, 1994               - 0 -     - 0 -     - 0 -

Changes in the year ended
  December 31, 1995:
     Exploration costs in progress       173,000             173,000
     Exploration costs written off      (173,000)           (173,000)
                                       ----------  ------  ----------

Balance - December 31, 1995               - 0 -     - 0 -     - 0 -

Changes in the year ended
  December 31, 1996:
     Exploration costs in progress        34,000              34,000
     Exploration costs written off       (34,000)            (34,000)
                                       ----------  ------  ----------

Balance - December 31, 1996            $  - 0 -    $- 0 -  $  - 0 -
                                       ==========  ======  ==========

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Equipment:
---------------------

                                                     December 31,
                                            ----------------------------
                                               1996     1995     1994
                                            --------- --------- --------

         Cost:
            Balance - beginning of period   $233,000  $217,000  $227,000
            Purchases                          3,000    21,000    70,000
            Sales and dispositions           (73,000)   (5,000)  (80,000)
                                            --------- --------- ---------

            Balance - end of period          163,000   233,000   217,000
                                            --------- --------- --------

         Accumulated depreciation:
            Balance - beginning of period    102,000    65,000    84,000
            Depreciation expense              37,000    40,000    43,000
            Depreciation of equipment
              that was sold or retired       (41,000)   (3,000)  (62,000)
                                            --------- --------- ---------

            Balance - end of period           98,000   102,000    65,000
                                            --------- --------- --------

         Balance - cost less
            accumulated depreciation        $ 65,000  $131,000  $152,000
                                            ========= ========= ========

         Annual rates of depreciation are as follows:

              Office furniture                            7%

              Office equipment and vehicles            15% - 20%


(NOTE F) - Shareholders' Equity:
--------------------------------

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

(continued)

                                               ISRAMCO INC. AND SUBSIDIARIES

                                               NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Shareholders' Equity:  (continued)

         Summary of the status of the Company's stock options is presented below:

                                                                       Year Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                            1996                        1995                       1994
                                                  ------------------------      -----------------------    ----------------------
                                                                  Weighted-                   Weighted-                 Weighted-
                                                                  Average                     Average                   Average
                                                                  Exercise                    Exercise                  Exercise
                                                    Shares         Price        Shares         Price       Shares         Price
                                                    ------        -------       ------        -------       ------       -------
"1993 Plan" and the "Plan":
   Outstanding at beginning of year ..........      337,500       $   1.99      572,500       $   2.45     547,500      $   2.48
   Granted ...................................                                   30,000           0.56      25,000          1.91
   Expired ...................................      (40,000)          1.37     (265,000)          2.76
   Outstanding at end of year ................      297,500           2.08      337,500           1.99     572,500          2.45
   Options exercisable at year end ...........      297,500           2.08      337,500           1.99     572,500          2.45

   Weighted average fair value of options
     granted during the year .................                      $- 0 -                  $    .43
                                                                  ========                  ========


         As  of  December  31,  1996,   297,500  options  were  outstanding  and
exercisable with a price range of $.56 - $2.31, with a weighted-average remaining contractual life and weighted-average exercise price of 7.3 years and $2.08, respectively.


                                                                        Year Ended December 31,
                                                 -----------------------------------------------------------------------------
                                                         1996                      1995                        1994
                                                 -----------------------   -----------------------    ------------------------

                                                               Weighted-                 Weighted-                   Weighted-
                                                               Average                   Average                     Average
                                                               Exercise                  Exercise                    Exercise
                                                 Shares         Price       Shares        Price        Shares         Price
                                                 ------         -----       ------        -----        ------         -----
"Consultants and others":
   Outstanding at beginning of year ........     550,000       $   1.98    517,500       $   1.84      667,500       $   1.80
   Granted .................................                               550,000           1.98
   Expired .................................    (530,000)          1.96   (517,500)          1.84     (150,000)          1.66
   Outstanding at end of year ..............      20,000           2.31    550,000           1.98      517,500           1.84
   Options exercisable at year-end .........      20,000           2.31    550,000           1.98      517,500           1.84

   Weighted average fair value of options
     granted during the year ...............                   $  - 0 -                  $    .04
                                                               ========                  ========


     As of December 31, 1996, 20,000 options were outstanding and exercisable at a price of $2.31 with a remaining contractual life of 6.7 years.

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

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Shareholders' Equity:  (continued)
--------------------------------  -----------

     On March 16, 1995, the Company granted 500,000 options pursuant to a one-year consulting arrangement at an exercise price of $2.00 which expired on March 16, 1996. The value of these options was not significant.

     In March 1995, the Company issued 50,000 options to a former director of the Company to replace, on the same terms, incentive stock options which terminated at the time he ceased to be a director; 20,000 options at an exercise price of $2.31 exercisable through August 2003 and 30,000 options at an exercise price of $1.37 which expired in December 1996. The value of these options was not significant.

     The Company has outstanding Class A Redeemable Warrants and Class B Redeemable Warrants which it issued pursuant to a public offering in 1993. A Class A Redeemable Warrant entitles the holder to purchase one share of common stock at a price of $2.00 at any time after the date of issuance until April 16, 1997 (extended from April 16, 1996). A Class B Redeemable Warrant entitles the holder to purchase one share of common stock at a price of $4.00 at any time after issuance until April 16, 1997 (extended from April 15, 1996). At December 31, 1996, 7,498,894 Class A Redeemable Warrants and 7,675,000 Class B Redeemable Warrants are outstanding. The Class A and Class B warrants are subject to redemption by the Company at a price of $.001 per warrant on thirty days' notice after the price of the Company's common shares exceeds $2.10 and $4.20, respectively.

     In connection with the offering the Company issued to the Underwriter a warrant to purchase 225,000 units (the "Underwriter Warrant") exercisable one year after issuance but not later than five years at a price of $6.60 per unit. Each unit is identical to those sold to the public except that the exercise prices of the Class A Redeemable Warrants and Class B Redeemable Warrants are $3.20 and $6.40, respectively. Each unit consists of four shares of common stock, two Class A Redeemable Warrants and two Class B Redeemable Warrants.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Shareholders' Equity:  (continued)
--------------------------------

     During 1994, 155,606 of Class A Redeemable Warrants were exercised. Accordingly, the Company received proceeds of $312,000.

         Shares of common stock reserved for future issuance are:

         Options granted under the 1993 Plan             297,500
         Options available for grant under the 1993
            Plan                                         202,500
         Class A Redeemable Warrants                   7,498,894
         Class B Redeemable Warrants                   7,675,000
         Shares underlying the Underwriter Warrant     1,800,000
         Other                                            20,000
                                                      ----------

                   T o t a l                          17,493,894
                                                      ==========

     The Company applies Accounting Principles Bulletin Opinion No. 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands) except per share data.

                                                  Year Ended
                                                  December 31,
                                               -------------------
                                                 1996       1995
                                               ---------  --------

         Net income - as reported              $830,000   $635,000
                                               =========  ========
                    - pro forma                $830,000   $610,000
                                               ========   ========



         Earnings per share - as reported        $.03       $.02
                                                 =====      ====
                            - pro forma          $.03       $.02
                                                 =====      ====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995; dividend yield of zero (0%) percent, expected volatility of 61 percent, risk free interest rates ranging from 5.51% to 7.13%, and weighted average expected life of 1.7 years.

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Income Taxes:
------------------------

         Income (loss) before income taxes from U.S. and foreign results of operations is as follows:

                           1996       1995         1994
                        ----------  ---------  --------

          U.S.          $(151,000)  $(84,000)  $(1,813,000)
          Foreign         981,000    802,000     1,872,000
                        ----------  ---------  -----------

            Total       $ 830,000   $718,000   $    59,000
                        ==========  =========  ===========

         The provision for income taxes is as follows:

                           1996        1995         1994
                        ---------   ----------   -------

          Current:
             U.S.       $ 34,000    $ 455,000    $ 920,000

          Deferred:
             U.S.        (34,000)    (372,000)    (920,000)
                        ---------   ----------   ----------

             Total      $ - 0 -     $  83,000    $  - 0 -
                        =========   ==========   ==========

     Deferred taxes are provided principally in relation to temporary differences in unrealized appreciation (depreciation) in marketable securities and net operating losses. Income taxes in 1995 arise from the federal alternative minimum tax.

     The deferred tax assets as of December 31, 1996, are as follows:

                                                      Assets
                                                    ---------
          Unrealized depreciation of marketable
             securities                             $ 137,000
          U.S. Federal net operating losses           659,000
          U.S. Federal alternative minimum
             tax credits                               89,000
                                                     --------
                                                      885,000

          Valuation allowance                        (885,000)
                                                    ---------
                                                    $  - 0 -
                                                    =========

(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Income Taxes:  (continued)
------------------------

     A reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before taxes is as follows:

                                        Year Ended December 31,
                                    ------------------------------
                                       1996       1995      1994
                                    ---------  ---------  --------

          Computed at U.S.
             statutory rates        $ 282,000  $ 252,000  $ 21,000
          Reduction of valuation
             allowance               (282,000)  (169,000)  (21,000)
                                    ---------- ---------- ---------

                                    $  - 0 -   $  83,000  $ - 0 -
                                    ========== ========== =========

     At December 31, 1996, net operating loss carryforwards available to reduce future federal taxable income amounted to approximately $1,884,000, expiring at various dates through 2008. Due to certain changes in ownership by shareholders owning greater than 5% of the Company's outstanding common stock, the net operating loss carryforward may be subject to annual limitations.

     The Company also has net operating loss carryforwards of approximately $4,012,000 available to reduce future Israeli taxable income from its Israel Branch and its Israeli subsidiaries. These net operating loss carryforwards are not limited by an expiration date. The ultimate realization of the tax benefits is dependent upon these entities earning future taxable income and accordingly, the Company has established an offsetting valuation allowance because it is not presently able to predict that such taxable income will be earned.


(NOTE H) - Concentration of Credit Risk:
----------------------------------------

     A significant portion of the Company's cash and cash equivalents is invested in three money-market funds.

     Substantially all marketable securities owned by the Company are held by two banks in Israel.


(NOTE I) - Subsequent Events:
-----------------------------

     On February 5, 1997 the Company acquired an 82.9% membership interest in Jay Petroleum, LLC ("Jay") at an aggregate cost of $1.2 million; $677,500 for a 50% interest from NIR Resources, Inc. ("NIR"), $363,750 for a 25% interest from Stonewall Resources, LLC, and $132,650 as a capital contribution to Jay for a 7.9% interest. The Company's share of profits after recovery of its investment


(continued)

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Subsequent Events:  (continued)
-----------------------------

is 70.06%. NIR is a wholly owned subsidiary of Naphtha. The Branch Manager of the Company's Israel Branch is the General Manager of Naphtha and the Company's President is also a director of Naphtha. In addition, officers and directors of the Company are associates of officers and directors of Naphtha.

     Jay has entered into a Management Agreement with Jay Management Company LLC, a newly formed Texas limited liability company for the purpose of operating certain oil and gas interests and managing certain oil and gas interests owned or to be acquired by Jay. For a capital contribution of $350.00 the Company has acquired a 35% interest in Jay Management Company LLC. Pursuant to the Management Agreement, Jay will pay to Jay Management Company LLC a management fee of $12,500 per month. The Management Company will also receive all payments to the operator for operations pursuant to the Operating Agreement for the contract wells. The term of the Management Agreement is for ten years, unless terminated by either party on not less than one hundred eighty days notice.

     The designated manager of Jay will receive a management fee of $5,000 per month.

     On February 13, 1997 Jay acquired from Snyder Oil Corporation of Fort Worth, Texas, various operated and nonoperated interests in oil and gas wells in Louisiana, Texas and Wyoming for a cost of $3.1 million. The acquisition was financed primarily with bank financing obtained by Jay through a $10 million Master Note Facility with Comerica Bank - Texas, Houston, Texas. The Company is not a borrower or guarantor under this Master Note Facility.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
-------------------------------------------------------

     See Form 8-K for the  month of July,  1994  filed by the  Company  July 25,
1994.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Daniel Avner has been a director of the Company since May 1996. Mr. Avner since 1992 has been the General Manager of E.D.R. GMBH Co., a company which engages in investment, development and management of residential property in Germany. From 1991 to 1992 Mr. Avner was a Financial Analyst with Proctor & Gamble Company in Germany. Mr. Avner holds a BA Degree in Accounting and Economics from the University of Tel Aviv and a Masters of Business Administration from Duke University. Mr. Avner is the Secretary of the Company. Age 34.

Yossi Levy has been Branch Manager of the Company's Branch Office in Israel. Since 1988 Mr. Levy has held the position of General Manager of Naphtha - Israel Petroleum Corp. and since 1995 has been Chief Executive Officer of N.I.R. (Naphtha International Resources) Ltd. Mr. Levy has been the Manager of Naphtha Israel Petroleum Corp. Ltd., a public company in the oil and gas business in Israel which through its direct subsidiary is a controlling shareholder of the Company. Age 45.

Zvika Livnat has been a director of the Company since September 1996. Since 1981 Mr. Livnat has been the commercial manager of Taavura Cement Containers Ltd., a company located in Israel which is engaged in a number of businesses including inland transportation. Mr. Livnat holds a H.N.D. Degree in Business Studies and Transportation Studies from the Dorset Institute of Higher Education in the United Kingdom. Mr. Livnat and his family own a controlling interest in Carmen Assets and Investments Ltd. See Security Ownership of Certain Beneficial Owners. Age 43. Mr. Livnat resigned as a director of the Company on March 2, 1997.

Yeheskel Nathaniel has been a director of the Company since September 1996. Since 1990 Mr. Nathaniel has been a managing director of Tanax BMBG, a company located in Berlin, Germany which is engaged in the business of commercial and residential real estate. Mr. Nathaniel holds a post graduate diploma in management studies (DMS) at Middelsex University, London and a masters in business administration from Henley University, England. Age 34. Mr. Nathaniel resigned as a director of the Company in March 1997.

Ido Rosen has been a director of the Company and the Principal Financial Officer since May 1996. Mr. Rosen since 1995 has been the Director and Chief Financial Officer of the El-AD Group, a private company which invests, develops and manages real estate in the New York Metropolitan Area. From 1993 through 1995 Mr. Rosen was Controller of Y.L.R. Capital Markets (1992) Ltd. and from 1990 to 1993 was Senior Accountant with Kesselman & Kesselman, CPAs. Mr. Rosen holds a Bachelor of Accounting and Economics from Tel Aviv University. Age 30. Mr. Rosen resigned as a director of the Company and Principal Financial Officer on March 2, 1997.

Yuval Ran has been the President of the Company since August 1996. during the past five (5) years Mr. Ran has been the Chairman of the Board and Chief Executive Officer of Israel Credit Lines (Central) Ltd. and Israel Credit Lines Complimentary Financial Services Ltd., public companies which engage in finance activities in Israel and Manager of Prime Financial Consultants and Promote Finance and Credit and Promote Underwriters Ltd. Group of Companies (engaged in financial services). In March 1997 Mr. Ran became the Chairman of the Board of JOEL. Mr. Ran is a director of KU Integrated Holding Ltd., the general partner of KU Limited Partnership. See Security Ownership of Certain Beneficial Owners. Age ____.

Natan Schwartz has been a director of the Company since November 3, 1995 and also serves a director of Isramco Oil and Gas Ltd. Mr. Schwartz in the past five
(5) years has served as manager and a board member of Prime 2000 Ltd. and Prime Financial Consultants (finance and financial consulting activities), Promote Construction Ltd. (construction), Promote Finance and Credit Ltd. (real estate) and Promote Underwriters Ltd. (real estate and investment activities). Mr. Schwartz is also a member of the board of directors of the following non-U.S. public companies: Navigator Nadlan Ltd., Ace - Spade Investments Ltd., Oki - Dok Investments Ltd., Oktova Holdings Ltd., Navigator Investment Ltd. Age 53.

Haim Tsuff has been a director of the Company since January 8, 1996. Mr. Tsuff is Chairman of the Board of Pass-port Ltd. and a director of Isramco Oil and Gas Ltd. During the past five (5) years, Mr. Tsuff has served as General Manager of Firestone Chemical Industries Ltd., a private company which produces printed material. Mr. Tsuff is also the Managing Director or Chairman of the Board of Y. Habaron Ltd. (real estate), Firestone Chemical Factors Ltd. (printed material), Madad Ltd. (printed material), Benfica Holdings Ltd. (construction) and Benfica Ltd. (construction), all of which are private companies. Age 38. Mr. Tsuff is a director of United Kingsway Ltd. See Security Ownership of Certain Beneficial Owners.

Item 11.  Executive Compensation
--------  ----------------------

     SUMMARY OF COMPENSATION
     -----------------------

     The following table sets forth the compensation paid for years 1994 - 1996 to the Chief Executive Officer and the five (5) other highly paid officers and/or key employees of the Company.

                                                     Summary Compensation Table
                                                     --------------------------

                                    Annual Compensation                                            Long-Term Compensation

Name and                            Year        Salary           Bonus           Other Annual      Securities      All Other
Principal                                                                        Compensation      Underlying      Compensation
Position                                                                                  (8)      Options
--------------------------------------------------------------------------------------------------------------------------------

Haim Tsuff                          1996         84,000             ----              ----            ----             ----
  Chairman of the Board
  and Chief Executive Officer (1)

Yuval Ran                           1996         60,000             ----              ----
  President (2)

Raanan Wiessel                      1996         70,565             ----              ----                             ----
  Treasurer                         1995         67,962           34,000
  Controller                        1994         56,128           39,000
  Branch Office                                                                                     25,000

Yossi Levy                          1996         36,055                                                                ----
 Branch Manager (3)

Joseph Elmaleh (4)                  1996                                           156,750                             ----
  Former Chairman of                1995           ----                             99,000
  ------
  the Board and                     1994           ----          100,000            99,000
  and Former Chief Executive
  Officer

Danny Toledano (5)                  1996        144,000
  Former President,                 1995         30,000             ----
  ------
  Former Chief Operating Officer    1994           ----           80,000                                               ----
  ------
  and                                              ----                                             30,000
  Former Chief Financial Officer

Alex Helfman (6)                    1996        157,960             ----
  Former Oil and                    1995        126,211           55,000                                               ----
  ------
  Gas Supervisor                    1994        114,100           77,100
                                                                                                    30,000

Joshua Folkman                      1996        106,441             ----
  Exploration Manager               1995         92,777           20,000                                               ----
  Branch Office                     1994         92,468           10,000
                                                                                                    20,000

Conrad E. Maher (7)                 1996           ----             ----            99,600
  Former Operations and             1995        112,005             ----              ----
  ------
  Technical Manager                 1994        109,791             ----            78,000          25,000
  Branch Office                                                                                     75,000             ----

                                                                  - 29 -

Notes

(1) In May of 1996 the Company entered into a Consulting Agreement with a company owned and controlled by Haim Tsuff, the Chairman of the Board and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement, the Company pays to consultant the sum of $144,000 per annum in installments of $12,000 per month in addition to reimbursing all reasonable business expenses incurred in connection with the services rendered on behalf of the Company.

(2) In August of 1996 the Company entered into a Consulting Agreement with Yuval Ran, the President of the Corporation. Pursuant to the Consulting Agreement, the Company has agreed to pay to Mr. Ran the sum of $144,000 per annum payable in installments of $12,000 per month in addition to reimbursing all reasonable business expenses incurred in connection with performing the consulting services on behalf of the Company.

(3) In November of 1996 the Company entered into an Employment Agreement with Yossi Levy, the Managing Director of Naphtha Israel Petroleum Company Ltd. to employ Mr. Levy as the General Manager of the Israel Branch of the Company. The Employment Agreement may be terminated by either party on six
     (6) months' notice.

(4) On April 17, 1996 Dr. Elmaleh resigned as Chairman of the Board of Directors, Chief Executive Officer and a director of the Company. In April of 1996 the Company pursuant to a Termination Agreement paid to Dr. Elmaleh the balance of unpaid consulting fees which is reflected under other Annual Compensation and $270,000 in consideration of a covenant not to compete for a period of three (3) years. The Company also purchased from Southern Shipping and Energy Inc. (a company which Dr. Elmaleh controlled) 292,675 shares of the Company's common stock for $208,238.

(5) In June of 1996 Danny Toledano resigned as President and Chief Operating Officer of the Company and in August 1996 Mr. Toledano resigned as a director. The Company pursuant to a Termination Agreement paid to Mr. Toledano the balance of monies due under his 1995 Employment Agreement, which sum is reflected under salary above, $200,000 in consideration of a covenant not to compete and entered into a Consulting Agreement with a company owned by Mr. Toledano and made an advance payment to said company of $72,000.

(6)  Alex Helfman left the Company in September of 1996.

(7) Conrad E. Maher left the Company in April of 1996 and continued to render services to the Company through December 1996.

(8) Does not include personal benefits which do not exceed 10% of the cash compensation of all officers as a group.

     The following table sets forth information concerning the exercise of stock options during 1996 by each of the named executive officer and key employee and the year end value of unexercised options.


                           Aggregated Option Exercises
                                     in 1996
                           and Year End Option Values
                           --------------------------


Name                       Shares           Value              Number of        Value of
                           Acquired         Realized ($)       Securities       Unexercised
                           on Exercise                         Underlying       In the Money
                                                               Unexercised      Options at
                                                               Options (#)      Year End ($)(5)

-----------------------------------------------------------------------------------------------

Danny Toledano (1)          0                 0                 30,000           0

Alex Helfman (2)            0                 0                 30,000           0


Joshua Folkman              0                 0                 20,000           0

Raanan Wiessel              0                 0                 25,000           0

Conrad Maher (3)            0                 0                100,000           0

Barry Sahgal (4)            0                 0                 30,000           0




Notes

(1) Ceased to be an officer of the Company in June 1996 and a director of the Company in August 1996.

(2)  Ceased to be an employee in September 1996.

(3)  Ceased his relationship with the Company in December 1996.

(4)  Ceased to be a director of the Company in May 1996.

(5) The value reported is based on the closing price of the common stock of the Company as reported on NASDAQ on the date of the exercise less the exercise price.

     The following table sets forth information concerning individual grants of stock options made during the 1996 fiscal year to each named executive officer and key employee. The Corporation did not grant any stock appreciation rights during 1996 and has no outstanding SAR's.


                              Option Grants in 1996
                              ---------------------

                              Individual Grants (1)
                              ---------------------

Name              No. of           % of Total         Exercise      Expiration
                  Shares           Options            Price         Date
                  Underlying       Granted to         ($/SH)
                  Options          Employees
                  Granted (1)
-------------------------------------------------------------------------------

                                      NONE


Notes

(1) All stock options were granted with an exercise price equal to the market price of the common stock on the date of grant.




     The Company during 1996 did not amend or adjust the exercise price of outstanding stock options previously awarded to any of the named executive officers or directors or employees. The only incentive plan which the Company has is its 1993 Stock Option Plan (the "Stock Option Plan").

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

     Employees (including officers) of the Company are eligible to receive incentive stock options, however, non-statutory stock options may be granted to officers, directors, employees and consultants of the Company and its subsidiaries. Options are granted for a period of up to ten (10) years from the grant date for an exercise price of not less than 100% of the fair market value of the securities of the Company's common stock on the date of grant. As of this date no persons have been appointed to fill the current vacancies on the committee which administers this plan.

Item 12.  Security Ownership of Directors, Officers and Key Employees

     On March 6, 1997 the Directors, executive Officers and certain key employees of the Company beneficially owned, the aggregate 45,000 shares of the Company's common stock (comprising less than 1% of the shares outstanding) including 45,000 shares under options which are currently exercisable. Unless otherwise indicated, the individuals named hold sole voting and investment power over the shares listed below.


Name                   Position                                  Number of
                                                                  Shares
                                                                   Owned
                                                               Beneficially
--------------------------------------------------------------------------------

Haim Tsuff (1)         Chairman of the Board,                           0
                       Chief Executive Officer,
                       and Director

Yuval Ran (2)          President                                        0

Daniel Avner           Secretary and Director                           0

Joshua Folkman         Exploration Manager                         20,000
                                                                       (6)

Raanan Wiessel         Treasurer - Controller                      25,000
                                                                       (7)

Natan Schwartz (3)     Director                                         0

Yeheskel Nathaniel (5) Director                                         0

Ido Rosen (4)          Director                                         0

Zvika Livnat (4)       Director                                         0

All Directors, Officers and Key Employees as a Group            _________
 (nine persons)                                                    45,000


Notes

(1) Haim Tsuff is also the Chairman of the Board of Pass-port Ltd. which owns and controls 43% of JOEL which controls 86% of Naphtha Israel Petroleum Corporation Ltd. For more information see Security Ownership of Certain Beneficial Owners.

(2) Yuval Ran is also the Chairman of the Board and Chief Executive Officer of JOEL, Israel Credit Lines (Central) Ltd. and Israel Credit Lines Complimentary Financial Services Ltd. ("Credit Lines"). For more information see Security Ownership of Certain Beneficial Owners.

(3)  Natan Schwartz is also a director of Credit Lines.

(4) Ido Rose and Zvika Livnat resigned as directors of the Company in March 1997. For more information see Security Ownership of Certain Beneficial Owners.


(5)  Yeheskel Nathaniel resigned as a director of the Company in March 1997.

(6) Includes 20,000 shares of common stock issuable upon exercise of Stock Options.

(7) Includes 25,000 shares of common stock issuable upon exercise of Stock Options.

                 Security Ownership of Certain Beneficial Owners

     Set forth below is certain information with respect to ownership of the Company's securities as of March 11, 1997 by persons or entities who are known by the Company to own beneficially more than 5% of the outstanding shares of the common stock, as determined in accordance with Rule 13d-3 under the Act.

Name of                                 No. of
Beneficial Owner                     Common Shares               Percentage
----------------                     -------------               ----------

Naphtha Holdings Ltd. *                14,874,225                   47.3% +

Notes

* In a recent Schedule 13D filed by Naphtha, J.O.E.L., Pass-port Ltd. ("Pass-port"), Israel Credit Lines Ltd. ("Credit Lines"), Israel Credit Lines Complimentary, Financial Services Ltd. ("Complimentary"), K.U. Limited Partnership (1995), K.U. Integrated Holdings Ltd. ("KU"), Michlol Kanot Holdings Ltd. ("Michlol"), Carmen Assets and Investments Ltd. ("Carmen"), United Kingsway Ltd. ("Kingsway") (the Naphtha Schedule 13D) it was announced that Naphtha has transferred to a newly formed holding company (Naphtha Holdings Ltd.) 9,874,225 shares of the common stock of the Company and 2.5 million Class A Warrants and 2.5 million Class B Warrants. Accordingly, Naphtha Holdings Ltd. may be deemed to be the beneficial owner of 47.3% of the shares of the Company if the Class A and Class B Warrants are exercised. (The Warrants expire on April 16, 1997.) Naphtha Holdings Ltd. is a subsidiary of Naphtha, which is a subsidiary of JOEL, which is a subsidiary of Pass-port Ltd. See Chart of Security Ownership.

     According to information received by the Company, on February 2, 1997 Complimentary and Kingsway (a company 100% owned by Mr. Robert Arckens of Belgium) formed YHK Investment LP (YHK) with each owning 35% and 65% of YHK respectively. YHK General Managers Ltd. is the general partner of YHK and Haim Tsuff, Josef Tsuff, Yuval Ran and Tina Mimon-Arckens are its directors. On March 2, 1997, YHK purchased all the shares of Passport Ltd. ("Pass-port") owned by KU. This transaction eliminated KU and Michlol from the chain of ownership reported in the Naphtha Schedule 13D. YHK now owns, of record, 44.5% of Pass-port Ltd. Pass-port owns 43.4% of JOEL. JOEL owns 86.6% of Naphtha, which owns 100% of Naphtha Holding Ltd. Naphtha Holding Ltd. owns, of record [47.3%] 36.5% of the common stock of Isramco, Inc. assuming the exercise by Naphtha Holding Ltd. of all the Class A and Class B Warrants.

     Simultaneously with these transactions, Zvika Livnat (whose family controls Carmen and Michlol) and Ido Rosen resigned from the Board of Directors of the Company. The vacancies so created have not been filled.

     Haim Tsuff is the Chairman of the Board, Chief Executive Officer and a director of the Company and Chairman of the Board and a director of Pass-port Ltd., and Kingsway. Yuval Ran, the President of the Company is the Chairman of the Board of JOEL, Chairman of the Board and Chief Executive Officer of Complimentary and Credit Lines. Mr. Ran holds 8.21% of the shares of Complimentary. Prior to the formation YHK, Mr. Ran and Mr. Livnat, jointly by power of attorney acted on behalf of four corporations which are board members of J.O.E.L. and on behalf of two corporations which are board members of Pass-port Ltd. Zvika Livnat is a director of Carmen and Michlol. Natan Schwartz is a director of Credit Lines and holds 2.51% of the shares of Complimentary.

     As a result of the foregoing, Robert Arckens, Yuval Ran, Credit Lines, United Kingsway, and YHK Limited Partnership may be deemed to control Pass-port Ltd., JOEL, Naphtha and the Company.

     Information  regarding  these  relationships  is more  fully  available  in
     Schedule 13D filing and amendments thereto made on behalf of the above entities which are on file with the Securities and Exchange Commission.

+ This percentage is based on 26,398,523 shares of common stock outstanding March 6, 1997 plus the required issuance of an additional 5,000,000 shares of common stock in the event of the exercise of the Class A and Class B Warrants by Naphtha Holding Ltd.




     The following chart sets forth the chain of ownership of the Company.



                                                     YUVAL RAN                 NATAN SCHWARTZ


                                                     8.21%                     2.51%

         UNITED                                               COMPLIMENTARY (Public)
         KINGSWAY LTD.
         (controlled by Robert Arckens)

         65%                                         35%

                          Y.H.K.
                  LIMITED PARTNERSHIP (Israel)

                          44.5%

                  PASS-PORT LTD.

                          43.4%


                                   10.1%

                  J.O.E.L. LTD.

                          86.6%

                  NAPHTHA


                          100%

                  NAPHTHA HOLDING LTD.               5.5%

                          36.5%

                  ISRAMCO, INC.


                  ISRAMCO OIL AND GAS LTD.


                  GENERAL PARTNER
                  ISRAMCO NEGEV 2 LIMITED PARTNERSHIP



Item 13.  Certain Relationships and Related Transactions

Office Facilities and Various Agreements
----------------------------------------

     The Company as of September 1996 moved its New York office to 575 Madison Avenue, New York, New York pursuant to a month to month rental agreement. Previously, the Company had a license agreement from Petronav Inc. to use its New York office at 800 Fifth Avenue, New York, New York. During 1996, the Company paid $24,000 to Petronav Inc. under this license agreement. Petronav Inc. is a company 100% owned and controlled by Dr. Joseph Elmaleh (the former Chairman of the Board of Directors and Chief Executive Officer of the Company). Management believes that the cost for these office premises is comparable to other similar office space in New York City.

Service Agreement with J.O.E.L.
-------------------------------

     From January 1996 through October 15, 1996 the Company paid to J.O.E.L. $15,000 per month for office rental, office services, secretarial services and computer services in Tel Aviv, Israel. In October 1996 this monthly charge was reduced to $8,000 per month. The payment for 1996 was $162,500. The charge also includes the usage of offices and office services for Isramco-Negev 2 Limited Partnership. Management believes that the amount which it pays to J.O.E.L. for rent and office services is comparable to charges for rent and office services in comparable locations in Israel.

Agreements with Danny Toledano
------------------------------

     In October 1995 the Company entered into an Employment Agreement with Mr. Toledano which provided for a payment of annual salary of $144,000 per annum payable in installments of $12,000 per month. The term of the agreement was for one (1) year. In June of 1996 the Company terminated its Employment Agreement with Mr. Toledano and paid to Mr. Toledano a lump sum of $72,000 for the balance of the employment term. Pursuant to the terms of a Termination Agreement between the Company and Mr. Toledano, Mr. Toledano resigned as President and Chief Operating Officer of the Company, and executed a Covenant Not to Compete Agreement with the Company. Pursuant to the terms of the Covenant Not to Compete, Mr. Toledano agreed that for a period of five (5) years he would not directly or indirectly compete with the Company in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel. In consideration for the covenant not to compete, the Company paid to Mr. Toledano the sum of $200,000. The Company also entered into a Consulting Agreement with Natural Resources Exploration Services B.V., a Netherlands corporation controlled by Mr. Toledano. Pursuant to the Consulting Agreement between the Company and Natural Resources Exploration Services B.V., the Company paid a lump sum payment of $72,000 to Natural Resources Exploration Services B.V. to provide the services of Mr. Toledano to the Company through June 23, 1997.

Consulting  Agreement  with  Dr.  Joseph  Elmaleh  and  Subsequent   Termination
Agreement
--------------------------------------------------------------------------------

     In July of 1995 the Company formalized its existing oral consulting agreement with Dr. Joseph Elmaleh and entered into a written Consulting Agreement for the payment to Dr. Elmaleh of an annual fee of $99,000 payable in equal monthly installments of $8,250. The expiration of the term of the Consulting Agreement commenced August 1, 1995 and was to expire July 31, 1997. Under the terms of a Termination Agreement made on April 17, 1996, Dr. Elmaleh resigned as the Chairman of the Board, Chief Executive Officer and a director of Isramco and its subsidiaries, the Company terminated the 1995 Consulting Agreement with Dr. Elmaleh and (i) paid to him the sum of $123,750 representing the balance of unpaid consulting fees; (ii) paid to him the sum of $270,000 for a non-compete agreement in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel for a term of three (3) years. The Company also purchased from Southern Shipping and Energy Inc. (a company controlled by Dr. Elmaleh) 292,675 shares of the common stock of the Company held by Southern Shipping and Energy Inc. for a purchase price of $208,238.

Consulting Agreement with Haim Tsuff
------------------------------------

     In May of 1996 the Company entered into a Consulting Agreement with a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which has a term of two (2) years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company.

Consulting Agreement with Yuval Ran
-----------------------------------

     In August of 1996 the Company entered into a Consulting Agreement with Yuval Ran, the President of the Corporation. Pursuant to this Consulting Agreement which has a term of three (3) years, the Company agreed to pay Mr. Ran the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company.

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

     "Grant Agreement" shall mean the agreement between the Company and the Government of Israel pursuant to which the Government of Israel has provided assistance to the Company in connection with its investment in the Negev 2 Venture by providing a grant of 44.34(cent) for each U.S. dollar ($1.00) invested and expended by the Company in oil and gas activities in Israel within the framework of the Negev 2 Venture. The Government financing provided for under the Grant is repayable only from funds emanating from commercial production in any payout area and then, only to the extent of 30% of the recipient's share of the net revenue from said payout area, as and when received. The Grant Agreement entitles the Government of Israel, to receive a 12.5% royalty on oil sales, as well as an overriding royalty of 6.5% of the Company's share in the petroleum produced and saved after payout. If there is no commercial discovery of oil, the Company will not be required to repay the grant monies. A grant agreement was also entered into between the Government of Israel and HEI, Donesco, L.P.S. and Mazal Oil.

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

     "Negev 2 Venture" shall mean the venture between HEI Oil and Gas Ltd. Partnership (hereinafter "HEI"), SSE (U.K.), JOEL, Pass-port, Delek Israel Oil Fuel Ltd., Delek Petroleum Explorations Ltd., Isramco, Inc., Naphtha Israel Petroleum Company Ltd., L.P.S. Oil Inc., Donesco Venture Fund and Mazal Oil Inc. with regard to joint operations for oil and gas explorations in various areas of Israel, both offshore and onshore.

     "Negev 2 Venture Agreements" shall mean the Joint Venture Agreement, the Joint Operating Agreement, the Voting Agreement and every agreement into which the parties to said agreements have entered, in connection with the Negev 2 Venture.

     "Overriding Royalty Interest" shall mean a percentage interest over and above the base royalty and is free of all costs of exploration and production, which costs are borne by the Grantor of the Overriding Royalty Interest and which is related to a particular Petroleum License.

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

Israel Petroleum Law
--------------------

     The Company's business in Israel is subject to regulation by the State of Israel pursuant to the Petroleum Law, 1952. The administration and implementation of the Petroleum Law is vested in the Minister of National Infrastructure (the "Minister") and an Advisory Council.

     The following includes brief statements of certain provisions of the Petroleum Law in effect at the date of this Prospectus. Reference is made to the copy of the Petroleum Law filed as an exhibit to the Registration Statement referred to under "Additional Information" and the description which follows is qualified in its entirety by such reference.

     The holder of a preliminary permit is entitled to carry out petroleum exploration, but not test drilling or petroleum production, within the permit areas. The term of a preliminary permit is determined by the Commissioner and it may not exceed eighteen (18) months. The Minister may grant the holder a priority right to receive licenses in the permit areas, and for the duration of such priority right no other party will be granted a license or lease in such areas.

     Drilling for petroleum is permitted pursuant to a license issued by the Commissioner. The term of a license is for three (3) years, subject to extension under certain circumstances for an additional period up to four (4) years. A license holder is required to commence test drilling within two (2) years from the grant of a license (or earlier if required by the terms of the license) and not to interrupt operations between test drillings for more than four (4) months.

     If any well drilled by the Company is determined to be a commercial discovery prior to expiration of the license, the Company will be entitled to receive a Petroleum Lease granting it the exclusive right to explore for and produce petroleum in the lease area. The term of a lease is for thirty (30) years, subject to renewal for an additional term of twenty (20) years.

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

     As a lessee, the Company will also be required to commence drilling of a development well within six (6) months from the date on which the lease is granted and, thereafter, with due diligence to define the petroleum field, develop the leased area, produce petroleum therefrom and seek markets for and market such petroleum.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a) Financial Statements
         ---------------------

          The following documents are filed as part of this report:

                                                                     Page No.
                                                                     --------

          Independent Auditors' Report                                 F-1

          Isramco, Inc. and Subsidiaries Consolidated
             Financial Statements

              Balance Sheets as of December 31, 1996 and 1995          F-2

              Statements of Operations for the Years
              Ended December 31, 1996, 1995 and 1994                   F-3

              Statements of Changes in Shareholders' Equity
              for the Years Ended December 31, 1996, 1995 and 1994     F-4

              Statements of Cash Flows for the Years
              Ended December 31, 1996, 1995 and 1994                   F-5

              Notes to Consolidated Financial Statements        F-6 - F-19

     (b) Financial Statement Schedules:
         ------------------------------

         None

     (c) Reports on Form 8-K

         1.  Form 8-K for the month of January 1996 dated January 18, 1996;
         2.  Form 8-K for the month of April 1996 dated April 1, 1996;
         3.  Form 8-K for the month of April 1996 dated April 17, 1996;
         4.  Form 8-K for the month of May 1996 dated May 6, 1996;
         5.  Form 8-K for the month of May 1996 dated June 10, 1996;
         6.  Form 8-K for the month of June 1996 dated July 2, 1996;
         7.  Form 8-K for the month of August 1996 dated August 7, 1996;
         8.  Form 8-K for the month of August 1996 dated August 22, 1996.

     (d) Exhibits
         --------

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

         10.19 Management Services Agreement dated November , 1988 and effective as of July 1, 1988 between the Company and H.G. Finance Ltd., filed as an Exhibit to Form 10-Q for the Company for the quarter ending September 30, 1988 and incorporated herein by reference.

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

         10.37 Amendment Agreement to Grant Agreement between the Company and the Government of Israel, filed as an Exhibit to this Post-effective Amendment No. 8 to Form S-1 Registration Statement. File No. 2- 83574.

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

         10.44 Assignment of Rights Agreement dated March 8, 1992 between JOEL - Jerusalem Oil Exploration Ltd., Paz Oil Exploration Limited, the Company and Isramco-Negev 2 Limited Partnership (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

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

         10.46 Sole Risk Agreement #1 (NIRIM) dated as of October 1, 1991 between Isramco-Negev 2 Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., the Company, Delek Oil Exploration Ltd., Delek - The Israeli Fuel Corporation Ltd., Oil Exploration of Paz Ltd. and Naphtha Israel Petroleum Company Ltd., filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

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

         10.49 Service Letter Agreement dated June 28, 1992 between J.O.E.L. - Jerusalem Oil Exploration Ltd. and the Company regarding office space and services filed as an Exhibit to Form 10-Q for the six (6) months ending June 30, 1992, dated August 10, 1992 and incorporated herein by reference.

         10.50 Cancellation of Forfeiture and Ratification Agreement and Amendment No. 1 to Cancellation of Forfeiture and Ratification Agreement filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

         10.51 Option Agreement between Isramco Resources Inc. and Naphtha Petroleum Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

         10.52      Option Agreement between Isramco Resources Inc. and J.O.E.L.
                    - Jerusalem Oil Exploration Ltd., Oil Exploration of Paz Ltd., Isramco- Negev 2 Limited Partnership and the Company filed as an Exhibit to Form 8-K for the month of January
                    1993 dated January 21, 1993 and incorporated herein by reference.

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

         10.60 Consulting Agreement with Zenith Holdings Ltd., a company which employs Haim Tsuff made May __, 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

         10.61 Termination Agreement between the Company and Danny Toledano made as of the 23rd day of June, 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

         10.62 Non-Compete Agreement between the Company and Danny Toledano made as of the 23rd day of June, 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

         10.63 Consulting Agreement between the Company and Danny Toledano made as of the 23rd day of June, 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

         10.64 Termination Agreement between the Company and Dr. Joseph Elmaleh dated April 16, 1996, filed as an Exhibit to Form 10-Q for the three month period ending March 31, 1996 and incorporated herein by reference.

         10.65 Consulting Agreement between the Company and Yuval Ran dated the 1st day of August, 1996, filed as an Exhibit to Form 8-K for the month of August, 1996 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ISRAMCO, INC.


March ___, 1997                     By:
                                        ---------------------------------------
                                            Haim Tsuff
                                            Chairman of the Board, and
                                            Chief Executive Officer


                                    By:
                                        ----------------------------------------
                                            Daniel Avner
                                            Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



---------------------------      Chairman of the Board,          March   , 1997
Haim Tsuff                       Chief Executive Officer
                                 and Director


---------------------------      Principal Accounting Officer    March   , 1997
Daniel Avner                     and Director



---------------------------      Director                        March   , 1997
Natan Schwartz