Form 10QSB
period 1997-03-31
ISRAMCO INC
filed 1997-05-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For three months ended March 31, 1997               Commission File No.  283574
                                                                         ------


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


        Registrant's telephone number, including area code: 212-605-0417
                                                            ------------

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

26,398,523 Common Shares were outstanding as of March 31, 1997.

                                  ISRAMCO, INC.

                                      INDEX



                                                                   PAGE NO.


Part I. Financial Information

Item 1. Financial statements

        Consolidated balance sheet as of March 31, 1997 (unaudited)       1

        Consolidated statements of operations (unaudited):

                -  Three months ended March 31, 1997 and 1996              2

        Consolidated statements of cash flows (unaudited):

                -  Three months ended March 31, 1997 and 1996              3

        Notes to consolidated financial statements                       4-5

Item 2.   Management's discussion and analysis of financial statements  6-11


Part II.   Other information
                Signatures                                                12

                         ISRAMCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              AS AT MARCH 31, 1997
                                   (Unaudited)



                                   A S S E T S
                                   -----------

Current assets:
   Cash including cash equivalents  . . . . . . . . . .     $ 14,343,941
   Accounts receivable - oil and gas sales  . . . . . .          402,722
   Other receivable . . . . . . . . . . . . . . . . . .          545,918
   Marketable securities, at market . . . . . . . . . .        7,596,953
   Prepaid expenses and other . . . . . . . . . . . . .          368,981

          Total current assets  . . . . . . . . . . . .       23,258,515

Oil and gas properties, net . . . . . . . . . . . . . .        4,513,446
Equipment, net  . . . . . . . . . . . . . . . . . . . .           89,260
Covenants not to compete, net . . . . . . . . . . . . .          350,000
Other assets  . . . . . . . . . . . . . . . . . . . . .           82,161
                                                            ------------


          T O T A L . . . . . . . . . . . . . . . . . .     $ 28,293,382
                                                            ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses  . . . . . . .    $    550,359
   Current portion of long-term debt  . . . . . . . . .         780,000
                                                           ------------

          Total current liabilities . . . . . . . . . .       1,330,359

Long-term debt  . . . . . . . . . . . . . . . . . . . .       3,283,334
                                                           ------------

                                                              4,613,693

Minority interest . . . . . . . . . . . . . . . . . . .         208,182
                                                           ------------


Shareholders' equity:
   Common stock, $.01 par value; authorized 75,000,000
     shares; issued 26,691,198  . . . . . . . . . . . .         266,912
   Additional paid-in capital . . . . . . . . . . . . .      25,927,635
   Accumulated deficit  . . . . . . . . . . . . . . . .      (2,559,142)
   Treasury stock; 292,675 shares . . . . . . . . . . .        (163,898)
                                                           ------------

                                                             23,471,507


          T O T A L . . . . . . . . . . . . . . . . . .    $ 28,293,382
                                                           ============





               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                        1997           1996
                                                    ------------   ------------
Revenues:
   Operator fees from related party  . . . . .      $    108,000   $    126,252
   Oil and gas sales . . . . . . . . . . . . .           557,069
   Interest income . . . . . . . . . . . . . .           284,520        307,606
   Gain on marketable securities . . . . . . .           335,526        165,922
   Office services to affiliates and other . .           119,264        132,376
                                                    ------------   ------------

          Total revenues . . . . . . . . . . .         1,404,379        732,156
                                                    ------------   ------------

Expenses:
   Interest expense  . . . . . . . . . . . . .            30,324            476
   Depreciation, depletion and amortization  .           180,168         15,734
   Lease operating expenses  . . . . . . . . .           173,571
   Operator costs. . . . . . . . . . . . . . .           216,158        162,183
   General and administrative - in part to
     related parties . . . . . . . . . . . . .           227,317        217,168
   Research and development  . . . . . . . . .                           (1,041)
                                                    ------------   ------------

          Total expenses . . . . . . . . . . .           827,538        394,520
                                                    ------------   ------------

Income before taxes and minority interest  . .           576,841        337,636

Provision for income taxes . . . . . . . . . .             - 0 -          - 0 -
                                                    ------------   ------------
Income from operations before minority
   interest  . . . . . . . . . . . . . . . . .           576,841        337,636

Minority interest  . . . . . . . . . . . . . .           (33,878)
                                                    ------------   ------------


NET INCOME . . . . . . . . . . . . . . . . . .      $    542,963   $    337,636
                                                    ============   ============


Earnings per share . . . . . . . . . . . . . .      $        .02   $        .01
                                                    ============   ============

Weighted average number of shares  . . . . . .        26,398,523     26,691,198
                                                    ============   ============














               See notes to the consolidated financial statements.

                                   ISRAMCO INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Three Months Ended
                                                                         March 31,
                                                         ---------------------------------------
                                                             1997                       1996
                                                         ------------               ------------
Cash flows from operating activities:
   Net income  . . . . . . . . . . . . . . . .           $    542,963               $    337,636
   Adjustments to reconcile net income to net
     cash (used in) provided by operating
     activities:
       Depreciation, depletion and
         amortization  . . . . . . . . . . . .                180,168                     15,734
       Minority interest . . . . . . . . . . .                 33,878
       (Gain) on marketable securities . . . .               (335,526)                  (165,922)
       Loss on sale of equipment . . . . . . .                    748                      6,587
       Changes in assets and liabilities:
         Prepaid expenses and other current
           assets  . . . . . . . . . . . . . .                (39,764)                   (43,341)
         Accounts payable and accrued expenses                158,645                    (19,246)
         Purchase of marketable securities . .             (1,509,916)
         Proceeds from sale of marketable
           securities  . . . . . . . . . . . .                726,443                     87,527
         Accounts receivable . . . . . . . . .               (787,706)
         Other assets  . . . . . . . . . . . .                187,500
                                                         ------------               ------------

           Net cash (used in) provided by
             operating activities  . . . . . .               (842,567)                   218,975
                                                         ------------               ------------

Cash flows from investing activities:
   Purchase of oil and gas properties . . . . .            (2,771,068)                    (5,599)
   Purchase of equipment . . . . . . . . . . .                (19,583)                    (1,000)
   Proceeds from sale of equipment . . . . . .                  5,616                        460
   Purchase of Jay Petroleum LLP from
     affiliate, net of cash acquired . . . . .             (1,035,673)
                                                         ------------               ------------

           Net cash (used in) investing
             activities  . . . . . . . . . . .             (3,820,708)                    (6,139)
                                                         ------------               ------------

Cash flows from financing activities:
   Proceeds of borrowings, net . . . . . . . .              2,980,834
   Other . . . . . . . . . . . . . . . . . . .                 27,360
                                                         ------------

           Net cash provided by financing
             activities  . . . . . . . . . . .              3,008,194
                                                         ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS  . . . . . . . . . . . . .             (1,655,081)                   212,836

Cash and cash equivalents, beginning of period             15,999,022                 16,506,242
                                                         ------------               ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . .           $ 14,343,941               $ 16,719,078
                                                         ============               ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest            $     30,324               $        476






                          See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(NOTE 1):
---------

     As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.


(NOTE 2):
---------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


(NOTE 3) - Consolidation:
-------------------------

     The consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries, Isramco Oil & Gas Ltd. ("Oil & Gas") and Isramco Underwriters, Ltd., both Israeli companies, Isramco Resources, Inc., a British Virgin Islands company, its majority owned subsidiary, Jay Petroleum, LLC ("Jay") and an immaterial foreign wholly owned subsidiary. All intercompany balances and transactions have been eliminated. Another wholly owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for the unit holders of a limited partnership and has no significant assets or operations.


(NOTE 4) - Acquisition of Oil and Gas Properties:
-------------------------------------------------

     On February 5, 1997 the Company acquired an 82.9% membership interest in Jay at an aggregate cost of $1.2 million; $677,500 for a 50% interest from NIR Resources, Inc. ("NIR"), $363,750 for a 25% interest from Stonewall Resources, LLC, and $132,650 as a capital contribution to Jay for a 7.9% interest. The Company's share of profits after recovery of its investment is 70.06%. NIR is a wholly owned subsidiary of Naphtha Israel Petroleum Corporation Limited, holder of 36% of the Company's outstanding common stock.

(continued)

                         ISRAMCO, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE 4) - Acquisition of Oil and Gas Properties:  (continued)
-------------------------------------------------

     On February 13, 1997 Jay acquired from Snyder Oil Corporation of Fort Worth, Texas, various operated and nonoperated interests in oil and gas wells in Louisiana, Texas and Wyoming for a cost of $3.1 million. The acquisition was financed primarily with bank financing obtained by Jay through a $10 million Master Note Facility with Comerica Bank - Texas, Houston, Texas. Isramco, Inc. is not a borrower or guarantor under this Master Note Facility.

     The acquisitions have been accounted for as purchases. Accordingly, the consolidated financial statements include the operations of the acquired entities from the dates of acquisition.


(NOTE 5) - Income Taxes:
------------------------

     There is no income tax expense for the three months ended March 31, 1997 because taxes which would have been accrued were offset by a reduction in the deferred tax asset valuation allowance of $217,000.


(NOTE 6) - Long-term Debt:
--------------------------

     At March 31, 1997, Jay has outstanding indebtedness of $4,063,000 under a bank loan facility of $10 million. The loan bears interest at prime plus 1.5% with monthly payments of $65,000 plus interest and matures in February 2000. The loan is secured by oil and gas properties and shall never exceed the "Borrowing Base", as defined, which is subject to annual redetermination.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The Company in February 1997 purchased for $1,041,620 a 75% membership interest in Jay Petroleum LLC ("Jay") (before recovery of contributions) which interest for profit allocation purposes reduces to 56.25% after recovery of all capital contributions made by the members.

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

The consolidated financial statements for the three month period ended March 31, 1997 include the operations of Jay from the date of acquisition.

During the three month period ended March 31, 1997 the Company invested in certain oil and gas activities in the United States through Jay and continued to participate in work programs in the Negev Med Venture, the Yam Ashdod Carveout and the Shederot Venture, all of them in Israel as hereinafter discussed.

Liquidity and Capital Resources

During the three month period ended March 31, 1997 the Company purchased certain operated and non-operated interests in oil and gas properties in Louisiana, Texas and Wyoming for $2,765,104, and, invested $1,829 in exploration for oil and gas in Israel, in the ventures which the Company is the Operator. During this period, the Company, as an operator, continued its search for available marine drilling rigs for the work plans in the offshore licenses and continued drilling preparations for the Gevia-1 well on the onshore shederot license.

During the first quarter of 1996 the Company expended $5,599 in oil and gas exploration in Israel, mainly in intensive activity of seismic interpretation and subsurface mapping over the areas of the six offshore licenses and the onshore license.

In the three month period ended March 31, 1997 the Company had net cash outflow from the purchase and sales of marketable securities of $783,473 as compared to cash inflow of $87,527 from sales of marketable securities in the three month period ended March 31, 1996. As of March 31, 1997, the Company owned 5.5% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("J.O.E.L."), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"), holder of approximately 36% of the Company's outstanding common stock. Shares of J.O.E.L. and Naphtha are traded on the Tel Aviv Stock Market.

Jay has borrowed $4,063,000 under the Comerica Credit Facility at a rate of prime plus 1.25% with payments of $65,000 plus interest monthly. The loan is due on February 5, 2000. Additional draw downs under the Comerica Credit Facility require bank approval and the loan is subject to an annual borrowing base redetermination review commencing August 1, 1997.

Oil and Gas Revenues (Three months ended March 31, 1997)
--------------------------------------------------------

Oil Volume Sold (Barrels)
     Farmers -               5,000
     Snyder -                3,600
     Total -                 8,600

Gas Volume Sold (MCf)
     Farmers -              55,800
     Snyder -               92,900
     Total -               148,700

Oil Sales ($)
     Farmers -            $109,000
     Snyder -             $ 79,000
     Total -              $188,000

Gas Sales ($)
     Farmers -            $145,000
     Snyder -             $224,000
     Total -              $369,000

Average Unit Price
     Oil ($/Bbl)* -         $21.77
     Gas ($/MCf)** -         $2.48

*    Bbl = Stock tank barrel equivalent to 42 U.S. gallons
**   MCf = 1,000 cubic foot

Results of Operations
---------------------

United States
-------------

In the first quarter of 1997 Jay purchased producing oil and gas reserves from Snyder for $3.1 million. The purchase was financed by the Comerica Credit Facility.

During the first quarter Jay began a water flood project in Jack County, Texas at an estimated cost of $60,000. Jay owns a 100% interest in the field. During the second quarter Jay plans to drill a gas well in Garfield County, Oklahoma at an estimated cost through completion of $188,000 or $115,000 for a dry hole. Jay owns a 75% working interest in the proposed well.

Israel
------

The Company holds 1.0043% working interest in each of the Petroleum Assets held by the various ventures and is the operator of the same ventures.

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

The accumulated data on Authorization for Expenditure (AFEs in the five licenses of the Venture) is as follows:

                                                                  Total Accumulated
                                                                  Expenses from
                                                                  Inception Date
                                       Expended in                of Licenses
License               AFE              January-March 1997         from May 1, 1993       Company's Share
-------               ---              ------------------         ----------------       ---------------

Med Tel Aviv       $39,217,500             $11,933                  $38,506,173              $386,717
Med Yavne           25,032,500              36,180                   23,628,838               237,304
Med Hasharon         1,514,000              21,175                    1,329,958                13,357
Med Hadera             977,500              21,330                      816,419                 8,199
Med Ashdod             762,000                 -0-                      759,934                 7,632
                    ----------            ---------                 -----------              --------

                   $67,503,500             $90,618                  $65,041,209              $653,210


The duration of the Med Tel Aviv, Med Yavne, Med Hasharon, Med Hadera and Med Ashdod Licenses is until June 15, 2000 pursuant to the following conditions: the Company will have to carry out a seismic survey of at least 500 kilometers.

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

In June 1996, the Petroleum Commissioner approved the relinquishment of the Negev Ashquelon licenses and the change of boundaries of the Med Ashdod license. As a result of these changes, the Med Ashdod license now includes the area of structure on which the Yam 1 and Yam 2 wells were drilled, as well as other additional potential structures which were part of the area of the relinquished Negev Ashquelon license. The participants delineated a carveout within the area of the Med Ashdod license and this carveout includes all the areas which were transferred from the Negev Ashquelon license as described above. The Company expects to be entitled to the same royalties in this carveout as to those which were in the relinquished Negev Ashquelon license (including the Yam Carveout). The participants' share in the new carveout will be the same as in the Yam Carveout which was part of the Negev Ashquelon license.

The Yam Ashdod Carveout (within the Med Ashdod License)
-------------------------------------------------------

In September 1996, the participants in the Med Ashdod license signed an agreement to create a carveout area within the license in which the exploration program would be conducted and in which the respective interests of the parties would be as they were in the Yam Carveout. The parties adopted the Joint Operating Agreement (J.O.A.) of the Negev 2 Joint Venture dated June 30, 1988, subject to amendments, adjustments and modifications. According to the J.O.A., the Company is the operator and is entitled to an operating fee of 6% of all gross direct charges, but not less than $6,000 per month. As long as no exploration activity takes place within the license area but outside the Yam Ashdod Carveout, no operating fee will be charged under the J.O.A. with respect to the license area outside the Yam Ashdod Carveout. The participants approved an AFE in the amount of $248,000. The Company's share is 1.0043% or $2,491.

During the three month period ended March 31, 1997, the work program in the Yam Ashdod Carveout Venture consisted of searching for suitable rig for re-entry and deepening the Yam 2 well and/or another deep well and attempts to survey and detect the wellhead of the Yam 2 well and continue attempts of coordination with Ministry of Defense. All activities as not so far supply positive results.

During the three month period ended March 31, 1997 the Yam Ashdod Carveout Venture expended $42,564. The Company's share is 1.0043% or $427.

Shederot Venture
----------------

During the three month period ending March 31, 1997, the Company as the operator continued the preparatory work of the drilling prospect, the drilling program including availability of equipment and materials in Israel and surveying the proposed well site. During the three month period ended March 31, 1997, the Shederot Venture expended $48,956. The Company's share is 1.0043% of $492. The total AFEs approved by the participants from inception date until March 1997 is $441,000. The Company's share is 1.0043% or $4,429.

In this stage Isramco as operator did not issue yet an AFE for all cost of drilling and testing to be approved by participants.

Operator's Fees
---------------

In the three month periods ended March 31, 1997 and 1996, the Company earned $108,000 and $126,000, respectively, which were based on the minimum monthly compensation for each period. The Company believes that operator's fees during April - December 1997 will be based mainly on the minimum monthly compensation which at present is $36,000 per month ($6,000 x 6 licenses).

Oil and Gas Revenues
--------------------

In the three month period ended March 31, 1997 the Company had, prior to minority interest, oil and gas revenues of $557,000.

Lease Operating Expenses
------------------------

In the three month period ended March 31, 1997, the oil and gas expenses were mainly in connection with oil and gas fields in United States, as compared to the same period in 1996 in which, all these expenses were mainly in the various ventures in Israel. Lease operating expenses in the United States were approximately $173,751.

Interest Income
---------------

Interest income decreased in the three month period ended March 31, 1997 compared to interest income in the three month period ended March 31, 1996 mainly due to lower average investment balances.

Gain on Marketable Securities
-----------------------------

In the three month period ending March 31, 1997, the Company had net realized and unrealized gains of $335,526 from marketable securities as compared to $165,922 for the same period in 1996. The gain for 1997 includes an unrealized gain of $266,444 from the Company's investment in J.O.E.L. As at May 9, 1997, that gain decreased by $286,152.

Operator Costs
--------------

Operator costs increased in the three month periods ended March 31, 1997 and 1996 as compared to the three month period ended March 31, 1996, as a result of expenses from foreign currency exchange and legal expenses. Part of the increase was offset by lower manpower costs and rent payments to J.O.E.L. for the Company offices in Israel.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses during the three month period ended March 31, 1997 in the aggregate were comparable to those during the three month period ended March 31, 1996.

General and administrative expenses for the three month period ended March 31, 1997 includes approximately $32,000 added from the operations of Jay and approximately $32,500 of charges resulting from non-compete agreements. Directors' fees and office services in New York decreased in the three month period in 1997 as compared to 1996.

Minority Interest
-----------------

Minority interest for the three month period ended March 31, 1997 represents the minority share (17.1%) of Jay's net income.

                                  ISRAMCO, INC.


                           PART II. OTHER INFORMATION


Item 6.  Reports on Form 8-K
         --------------------

       Form 8-K for the month of February, 1997 dated February 14, 1997; Form 8 to Form 8-K for the month of February, 1997 dated April 17, 1997; Form 8 to Form 8-K for the month of February, 1997 dated May 12, 1997; Form 8-K for the month of March, 1997 dated March 31, 1997.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ISRAMCO, INC.

                                        --------------------------------
                                        (Registrant)


Date:   May 13, 1997


                                         By: s/Haim Tsuff
                                             ---------------------------
                                               (Signature)

                                                Haim Tsuff
                                                Chairman of the Board and
                                                Chief Executive Officer



                                          By:  s/Daniel Avner
                                               -------------------------
                                                 (Signature)

                                                  Daniel Avner
                                                  Principal Financial Officer