Form 10QSB
period 1997-06-30
ISRAMCO INC
filed 1997-08-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For six months ended June 30, 1997                   Commission File No.  283574


                                  ISRAMCO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    13-3145265
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

26,398,523 Common Shares were outstanding as of June 30, 1997.

                                  ISRAMCO, INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------


Part I.   Financial Information

Item 1.   Financial statements

          Condensed consolidated balance sheets:

               -  June 30, 1997 (unaudited)
               -  December 31, 1996                                         1

          Condensed consolidated statements of operations:

               -  Three months ended June 30, 1997 and 1996 (unaudited)
               -  Six months ended June 30, 1997 and 1996 (unaudited)       2

          Condensed consolidated statements of cash flows:

                -  Six months ended June 30, 1997 and 1996 (unaudited)      3

          Notes to condensed consolidated financial statements             4-5

Item 2.   Management's discussion and analysis of financial statements    6-10


Part II.  Other information
          Signatures                                                        11

                         ISRAMCO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      June 30,     December 31,
                    ASSETS                              1997          1996
                    ------                         ------------    ------------
                                                   (Unaudited)

Current assets:
         Cash including cash equivalents           $ 14,576,060    $ 15,999,022
         Accounts receivable - oil and gas sales        198,852
         Marketable securities, at market             7,317,055       6,477,954
         Prepaid expenses and other                     301,974         338,318
                                                   ------------    ------------

                  Total current assets               22,393,941      22,815,294

Oil and gas properties, net                           4,404,375
Equipment, net                                          131,203          65,172
Covenants not to compete, net                           317,500         382,500
Other assets                                             94,238
                                                   ------------    ------------

                  T O T A L                        $ 27,341,257    $ 23,262,966
                                                   ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
         Accounts payable and accrued expenses     $    396,445    $    334,422
         Current portion of long-term debt              781,200
                                                   ------------    ------------

                  Total current liabilities           1,177,645         334,422

Long-term debt                                        3,086,834
                                                   ------------    ------------

                                                      4,264,479         334,422

Minority interest                                       204,511
                                                   ------------    ------------

                                                      4,468,990         334,422

Shareholders' equity:

         Common stock, $.01 par value:
           authorized 75,000,000
           shares: issued 26,691,198                    266,912         266,912
         Additional paid-in-capital                  25,927,635      25,927,635
         Accumulated deficit                         (3,158,382)     (3,102,105)
         Treasury stock; 292,675 shares                (163,898)       (163,898)
                                                   ------------    ------------
                                                     22,872,267      22,928,544
                                                   ------------    ------------


                  T O T A L                        $ 27,341,257    $ 23,262,966
                                                   ============    ============



                       See notes to financial statements.


                                            ISRAMCO, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                         ----------------------------    ----------------------------
                                                              1997            1996           1997            1996
                                                         ----------------------------    ----------------------------
Revenues:
         Operator fees from related party                $    108,000    $    126,000    $    216,000    $    252,252
         Oil and gas sales                                    483,158                       1,040,227
         Interest income                                      255,726         262,803         540,246         570,409
         Gain(loss) on marketable securities                 (571,770)      1,583,090        (236,244)      1,749,012
         Office services to affiliates and other              136,467         120,094         255,731         252,470
                                                         ------------    ------------    ------------    ------------
                  Total revenue                               411,581       2,091,987       1,815,960       2,824,143
                                                         ------------    ------------    ------------    ------------

Expenses:
         Interest expense                                     129,834           1,517         160,158           1,993
         Depreciation,depletion and amortization              125,551           9,927         305,719          20,062
         Lease operating expenses                             205,485                         379,056
         Operator costs                                       113,697         185,646         329,855         353,428
         General and administrative - in part to
            related parties                                   439,925         480,282         667,242         697,450
         Research and development                                                                              (1,041)
                                                         ------------    ------------    ------------    ------------
                   Total expenses                           1,014,492         677,372       1,842,030       1,071,892
                                                         ------------    ------------    ------------    ------------


Income (loss) before taxes and minority interest             (602,911)      1,414,615         (26,070)      1,752,251

Provision (benefit) for income taxes
                                                         ------------    ------------    ------------    ------------

Income (loss) from operations before minority interest       (602,911)      1,414,615         (26,070)      1,752,251

Minority interest                                               3,671                         (30,207)
                                                         ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                        $   (599,240)   $  1,414,615    $    (56,277)   $  1,752,251
                                                         ============    ============    ============    ============

Earnings (loss) per share                                $      (0.02)   $       0.05    $      --       $       0.07
                                                         ============    ============    ============    ============

Weighted average number of shares                          26,398,523      26,495,009      26,398,523      26,592,562
                                                         ============    ============    ============    ============







                                        See notes to financial statements.




                                           ISRAMCO, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                 --------------------------------
                                                                                      1997               1996
                                                                                 ------------        ------------
Cash flow from operating activities:
         Net income (loss)                                                       $    (56,277)       $  1,752,251
         Adjustment to reconcile net income (loss) to net
         cash (used in) operating activities
         Depreciation, depletion and amortization                                     305,719              29,264
         Minority interest                                                             30,207
         (Gain) Loss on marketable securities                                         236,244          (1,749,012)
         (Gain) Loss on sale of property and equipment                                 (2,984)              6,588
         Changes in assets and liabilities:
                  Accounts receivable                                                 (39,364)
                  Prepaid expenses and other current assets                           107,544            (253,489)
                  Other assets                                                        207,293            (447,500)
                  Accounts payable and accrued expenses                               (26,937)             30,075
                  Purchase of marketable securities                                (2,070,281)         (1,211,073)
                  Proceeds from sale of marketable securities                         994,936             887,163
                                                                                 ------------        ------------


                           Net cash (used in) operating activities                   (313,900)           (955,733)


Cash flows from investing activities:
         Purchase of oil and gas properties                                        (2,774,842)             (9,202)
         Purchase of equipment                                                        (69,868)             (2,120)
         Proceeds from sale of equipment                                                5,616                 460
         Purchase of Jay Petroleum LLP from                                        (1,035,673)
           affiliate, net of cash acquired
         Other                                                                         27,360
                                                                                 ------------        ------------

                           Net cash (used in) investing activities                 (3,847,407)            (10,862)
                                                                                 ------------        ------------


Cash flows from financing activities:
         Purchase of treasury stock                                                                      (163,898)
         Proceeds of borrowings, net                                                2,785,534
         Payment of loan cost                                                         (47,189)
                                                                                 ------------        ------------

                           Net cash provided by (used in) financing activities      2,738,345            (163,898)
                                                                                 ------------        ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,422,962)         (1,130,493)


Cash and cash equivalents, beginning of period                                     15,999,022          16,506,242
                                                                                 ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 14,576,060        $ 15,375,749
                                                                                 ============        ============


Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                                $    160,158        $      1,993




                                               See notes to financial statements.


                                                             - 3 -



                         ISRAMCO, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(NOTE 1):
---------

     As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.


(NOTE 2):
---------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


(NOTE 3)- Consolidation:
------------------------

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

(continued)

                         ISRAMCO, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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


(NOTE 5) - Income Taxes:
------------------------

     The provision (benefit) for income taxes (current or deferred) for the three and six month periods presented was fully offset by a decrease or increase in the valuation allowance.


(NOTE 6) - Long-term Debt:
--------------------------

         At June 30, 1997, Jay has outstanding indebtedness of $3,868,000 under a bank loan facility of $10 million. The loan bears interest at prime plus 1.5% with monthly payments of $65,000 plus interest and matures in February 2000. The loan is secured by oil and gas properties and shall never exceed the "Borrowing Base", as defined, which is subject to annual redetermination.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------


During the six month period ended June 30, 1997 the Company invested in certain oil and gas activities in the United States through Jay Petroleum LLC ("Jay") and continued to participate in work programs in the Negev Med Venture, the Yam Ashdod Carveout and the Shederot Venture in Israel as hereinafter discussed.

The consolidated financial statements for the six month period ended June 30, 1997 include the operations of Jay from the date of acquisition.

Liquidity and Capital Resources
-------------------------------

The decrease in the Company's consolidated cash and cash equivalents of $1,422,962 from December 31, 1996 to $14,576,060 at June 30, 1997 is the result of net cash outflows of $3,847,407 from investing activities, $313,900 from operating activities and $2,738,345 cash inflows from financing activities. The investing activities consist principally of approximately $1,000,000 used by the Company to purchase its membership interest in Jay and approximately $2,770,000 used by Jay to acquire from Snyder Oil Corporation of Fort Worth, Texas ("Snyder") various operated and non-operated interest in oil and gas wells in Louisiana, Texas and Wyoming. The financing activities relate to non-recourse bank financing of the Snyder acquisition. Isramco, Inc. is not a borrower or guarantor under this bank financing.

In the six month periods ended June 30, 1997 and 1996 the Company had net cash outflow from the purchase and sale of marketable securities of $1,075,345 and $323,910, respectively. As of June 30, 1997, the Company owned 5.5% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"), Naphtha through a wholly owned subsidiary holds approximately 37% of the Company's outstanding common stock. Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

Jay has outstanding indebtedness of $3,868,000 under a credit facility with Comerica Bank - Houston, Texas. The credit facility provides for an interest rate of prime plus 1.25% with payments of $65,000 plus interest monthly. The loan is due on February 5, 2000. Additional draw downs under the Comerica Bank Credit Facility require bank approval and the loan is subject to an annual borrowing base redetermination review.

The Company believes that it has sufficient funds to fulfill its present capital requirements.

Oil and Gas Revenues
--------------------

                                   Three Months Ended         Six Months Ended
                                   June 30, 1997              June 30, 1997
                                   -------------------------------------------

Oil Volume Sold (Barrels)

     Farmers                          3,921                        8,921
     Snyder                           5,811                        9,411
     Total                            9,732                       18,332

Gas Volume Sold (MCF)

     Farmers                         67,027                      122,827
     Snyder                          96,423                      189,323
     Total                          163,450                      312,150

Oil Sales ($)

     Farmers                         77,851                      186,851
     Snyder                         107,698                      186,698
     Total                          185,549                      373,549

Gas Sales ($)

     Farmers                        121,236                      266,236
     Snyder                         176,443                      400,443
     Total                          297,679                      666,679

Average Unit Price

     Oil ($/Bbl) *                   $19.07                      $20.38
     Gas ($/MCF) **                  $ 1.82                      $ 2.14



 *   Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons
**   MCF - 1,000 Cubic Feet

Results of Operations
---------------------

United States
-------------

During the second quarter Jay completed the installation of the water flood project in Jack County, Texas. Jay is monitoring response of the producing wells to the water injection. Drilling of the gas well in Garfield County, Oklahoma, which was originally scheduled for the second quarter was delayed. Jay plans to drill the well in the fourth quarter of 1997.

Israel
------

Negev Med Venture
-----------------

During the six month period ended June 30, 1997 the Negev Med Venture extended $219,976. The Company's share is 1.0043% or $2,209.

Yam Ashdod Venture (within the Med Ashdod License)
--------------------------------------------------

During the six month period ended June 30, 1997, the work program in the Yam Ashdod Carveout Venture consisted of searching for suitable rig for re-entry and deepening the Yam 2 well and/or another deep well and continue attempts of coordination with Ministry of Defense. The Company as of this date has not been successful with its efforts in this regard. In this period a survey and inspection of the wellhead of the Yam 2 well were carried out. The findings were sent to an engineering company for valuation and for preparing a risk analysis.

During the six month period ended June 30, 1997 the Yam Ashdod Carveout Venture expended $113,311. The Company's share is 1.0043% or $1,138.

Shederot Venture
----------------

During the six month period ended June 30, 1997, the Company as the operator continued the preparatory work of the drilling prospect, the drilling program (including locating the availability of equipment and materials in Israel) and surveying the proposed well site.

On July 24, 1997 the Company as the Operator signed a drilling contract with Lapidoth Israel Oil Prospectors Corporation, Ltd. to drill the Gevim 1 well. The well is planned to a depth of approximately 14,700 feet at an estimated cost of $6.3 million including production tests. The spud date is planned for November 1997 with the length of drilling expected to be approximately three to four months. The participants in the license have been requested to approve an authorization for expenditure (AFE) for $6.3 million to drill the well by August 31, 1997. The Company's share is 1.0043% of $63,271. Isramco - Negev 2 Limited Partnership has notified the Company that in case there is not full response from all the participants for the AFE, it will issue a sole risk announcement, which will enable it to enlarge its percentage in order to complete the full 100% participation in the well.

During the six month period ended June 30, 1997, the Shederot Venture expended $80,645. The Company's share is 1.0043% or $810. The total AFEs approved by the participants from inception date until June 1997 is $441,000. The Company's share is 1.0043% of $4,429.

Operator's Fees
---------------

In the six month periods ended June 30, 1997 and 1996, the Company earned $216,000 and $252,252, respectively, which were based on the minimum monthly compensation for each period. The Company believes that operator's fees during July - December 1997 will be approximately $130,000 above the minimum monthly compensation which at present is $36,000 per month, as a result of the spudding of the Gevim 1 well.

Oil and Gas Revenues
--------------------

In the six month and three month periods ended June 30, 1997 the Company had oil and gas revenues of $1,040,227 and $483,158, respectively. There were no oil and gas revenues for the comparable period.

Lease Operating Expenses
------------------------

In the six month period ended June 30, 1997, the oil and gas expenses were mainly in connection with oil and gas fields in the United States, as compared to the same period in 1996 in which all these expenses were mainly in the various ventures in Israel and are included in depreciation, depletion and amortization expenses. Oil and gas lease operating expenses in the United States in the six and three month periods ended June 30, 1997 were approximately $379,000 and $205,000, respectively.

Interest Income
---------------

Interest income decreased in the six month period ended June 30, 1997 compared to interest income in the six month period June 30, 1996 mainly due to lower average investment balances.

Loss on Marketable Securities
-----------------------------

In the six and three month periods ended June 30, 1997 the Company had net realized and unrealized losses of $236,244 and $571,770, respectively, compared to gains of $1,749,012 and $1,583,090 in the same periods in 1996, mainly as a result of the change in the dollar rate exchange to the Israeli shekel and the decrease in JOEL share price in the Tel Aviv Stock Market. The loss for 1997 includes an unrealized loss of $121,709 from the Company's investment in JOEL (in the six month period ended June 30, 1996 - unrealized gain of $1,884,716). As of August 10, 1997, that loss increased by approximately $187,000.

Increase or decrease in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Costs
--------------

Operator's costs decreased in the six and three month periods ended June 30, 1997 as compared to the six and three month periods ended June 30, 1996, primarily as a result of lower manpower costs and rent payments for the Company offices in Israel. Part of the decrease was offset by expenses from foreign currency exchange and legal expenses.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses during the six month period ended June 30, 1997 in the aggregate were comparable to those during the six month period ended June 30, 1996.

General and administrative expenses for the six month period ended June 30, 1997 includes approximately $119,000 added from the operations of Jay and approximately $65,000 of charges resulting from non-compete agreements. Officers' salaries and office services in New York decreased during the six month period ended June 30, 1997 as compared to the same period of 1996. Tax payments during the six month period ended June 30, 1997 were higher than in the same period ended June 30, 1996.

Minority Interest
-----------------

Minority interest for the six month period ended June 30, 1997 represents the minority share (17.1%) of Jay's net income.


                           PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION
        -----------------

In July 1997 Haim Tsuff, the Chairman of the Board of Isramco, Inc., acquired control of United Kingsway Ltd. from Robert Arckens. United Kingsway Ltd. controls 74% of YHK Limited Partnership ("YHK"). YHK owns 44.5% of Pass-port Ltd. Pass-port Ltd. owns 43.4% of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"). JOEL owns 9.6% of Pass-port Ltd. and 86.6% of Naphtha Israel Petroleum Company Ltd. ("Naphtha"). Naphtha owns 100% of Naphtha Holdings Ltd. Naphtha Holdings Ltd. owns of record approximately 37% of the outstanding common stock of the Company. Naphtha Holdings also holds 2,500,000 Class A and 2,500,000 Class B Warrants. The Company holds 5.5% of the shares of JOEL. As a result of the foregoing, Haim Tsuff may be deemed to control the Company.

Item 6. REPORTS ON FORM 8-K
        -------------------

     Form 8-K for the month of May, 1997 dated May 21, 1997.

                                  ISRAMCO, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         ISRAMCO, INC.

                                         ---------------------------------------
                                              (Registrant)


Date:   August 14, 1997


                                         By:  /s/  Haim Tsuff
                                             -----------------------------------
                                             (Signature)

                                              Haim Tsuff
                                              Chairman of the Board and
                                              Chief Executive Officer



                                         By:  /s/  Daniel Avner
                                             -----------------------------------
                                            (Signature)

                                             Daniel Avner
                                             President and
                                             Principal Accounting Officer