Form 10QSB
period 1997-09-30
ISRAMCO INC
filed 1997-11-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For nine months ended September 30, 1997

Commission File No. 283574
                   --------


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


26,398,523 Common Shares were outstanding as of September 30, 1997.

                                  ISRAMCO, INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------


Part I.   Financial Information

Item 1.   Financial statements

          Condensed Consolidated balance sheets:

             -  September 30, 1997 (unaudited)
             -  December 31, 1996                                           1

          Condensed Consolidated statements of operations:

             -  Three months ended September 30, 1997
                and 1996 (unaudited)
             -  Nine months ended September 30, 1997
                and 1996 (unaudited)                                        2

          Condensed Consolidated statements of cash flows:

             -  Nine months ended September 30, 1997 and 1996 (unaudited)   3

          Notes to condensed consolidated financial statements            4-6


Item 2.   Management's discussion and analysis of financial statements   7-11


Part II.  Other information
                  Signatures                                               12

                         ISRAMCO, INC. AND SUBIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1997             1996
                                                  -----------------------------
                                                  (Unaudited)
                                     ASSETS
                                     ------
Current assets:
  Cash including cash equivalents                 $ 10,172,118     $ 15,999,022
  Accounts receivable - oil and gas sales              207,699             --
  Marketable securities, at market                   9,034,462        6,477,954
  Prepaid expenses and other                           501,142          338,318
                                                  ------------     ------------

     Total current assets                           19,915,421       22,815,294

Oil and gas properties, net                          7,022,382             --
Equipment, net                                         124,582           65,172
Covenants not to compete, net                          285,000          382,500
Other assets                                            82,667             --
                                                  ------------     ------------

     T O T A L                                    $ 27,430,052     $ 23,262,966
                                                  ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses           $    484,734     $    334,422
  Current portion of long-term debt                    781,200             --
                                                  ------------     ------------

     Total current liabilities                       1,265,934          334,422

Long-term debt                                       2,891,534             --
                                                  ------------     ------------
                                                     4,157,468          334,422

Minority interest                                      189,108             --
                                                  ------------     ------------
                                                     4,346,576          334,422
Shareholders' equity:

  Common stock, $.01 par value;
   authorized 75,000,000 shares;
   issued 26,691,198                                   266,912          266,912
  Additional paid-in-capital                        25,927,635       25,927,635
  Accumulated deficit                               (2,947,173)      (3,102,105)
  Treasury stock; 292,675 shares                      (163,898)        (163,898)
                                                  ------------     ------------

                                                    23,083,476       22,928,544
                                                  ------------     ------------

     T O T A L                                    $ 27,430,052     $ 23,262,966
                                                  ============     ============


                       See notes to financial statements.


                                              ISRAMCO, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                       Three Months Ended                       Nine Months Ended
                                                           September 30,                          September 30,
                                                 -------------------------------        --------------------------------
                                                      1997               1996                1997               1996
                                                 -------------------------------        --------------------------------
Revenues:
  Operator fees from related party               $    108,000       $    108,000        $    324,000        $    360,252
  Oil and gas sales                                   536,565               --             1,576,792                --
  Interest income                                     263,499            300,056             803,745             870,465
  Gain (loss) on marketable securities                168,439         (1,038,970)            (67,805)            710,042
  Office services to affiliates and other             145,364            106,571             401,095             359,041
                                                 ------------       ------------        ------------        ------------
     Total revenue                                  1,221,867           (524,343)          3,037,827           2,299,800
                                                 ------------       ------------        ------------        ------------

Expenses:
  Interest expense                                     94,048                552             254,206               2,545
  Depreciation, depletion and amortization             91,261              9,751             396,980              29,813
  Lease operating expenses                            240,351               --               619,407                --
  Operator costs                                       77,979            237,008             407,834             590,436
  General and administrative - in part
   to related parties                                 522,422            242,313           1,189,664             939,763
  Research and development                               --                 --                  --                (1,041)
                                                 ------------       ------------        ------------        ------------
                                                    1,026,061           489,624            2,868,091           1,561,516
                                                 ============       ===========         ============        ============
Income (loss) before taxes and
  minority interest                                   195,806         (1,013,967)            169,736             738,284

Provision (benefit) for income taxes                     --                 --                  --                  --
                                                 ------------       ------------        ------------        ------------

Income (loss) from operations before
  minority interest                                   195,806         (1,013,967)            169,736             738,284

Minority interest                                      15,403               --               (14,804)               --
                                                 ------------       ------------        ------------        ------------

NET INCOME (LOSS)                                $    211,209       $ (1,013,967)       $    154,932        $    738,284
                                                 ============       ============        ============        ============

Earnings (loss) per share                        $       0.01       $      (0.04)       $       0.01        $       0.03
                                                 ============       ============        ============        ============

Weighted average number of shares                  26,398,523         26,398,523          26,398,523          26,527,171
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


                                      ISRAMCO, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  -------------------------------------
                                                                      1997                     1996
                                                                  --------------------------------------
Cash flow from operating activities:
  Net income (loss)                                               $    154,932              $    738,284
  Adjustment to reconcile net income (loss) to net
  cash (used in) operating activites
  Depreciation, depletion and amortization                             396,980                    51,795
  Minority interest                                                     14,804                      --
  (Gain) loss on marketable securities                                  67,805                  (710,042)
  (Gain) loss on sale of property and equipment                         (2,984)                    6,394
  Changes in assets and liabilities:
     Accounts receivable                                               (86,617)                     --
     Prepaid expenses and other current assets                         (53,219)                 (343,198)
     Other assets                                                      246,850                  (415,000)
     Accounts payble and accrued expenses                               61,352                   155,744
     Purchase of marketable securities                              (5,261,030)               (2,851,602)
     Proceeds from sale of marketable securities                     2,636,717                 2,313,173
                                                                  ------------              ------------

         Net cash (used in) operating activities                    (1,824,410)               (1,054,452)


Cash flows from investing activities:
  Purchase of oil and gas properties                                (5,476,878)                  (21,982)
  Purchase of equipment                                                (71,738)                   (2,542)
  Proceeds from sale of equipment                                        5,616                     4,653
  Purchase of Jay Petroleum LLP from
   affiliate, net of cash acquired                                  (1,035,673)                     --
  Other                                                                 27,360                      --
                                                                  ------------              ------------

         Net cash (used in) investing activities                    (6,551,313)                  (19,871)
                                                                  ------------              ------------

Cash flows from financing activities:
  Purchase of treasury stock                                              --                    (163,898)
  Proceeds of borrowings, net                                        2,590,234                      --
  Payment of loan cost                                                 (41,415)                     --
                                                                  ------------              ------------

         Net cash provided by (used in)
          financing activities                                       2,548,819                  (163,898)
                                                                  ------------              ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       (5,826,904)               (1,238,221)

Cash and cash equivalents, beginning of period                      15,999,022                16,506,242
                                                                  ------------              ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 10,172,118              $ 15,268,021
                                                                  ============              ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                        $    254,206              $      2,545



                                      See notes to financial statements.

                                                 - 3 -




                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(NOTE 1):

     As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

(NOTE 2):

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(NOTE 3) - Consolidation:

     The consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries, Isramco Oil & Gas Ltd. ("Oil & Gas") and Isramco Underwriters Ltd., both Israeli companies, Isramco Resources Inc., a British Virgin Islands company, its majority owned subsidiary, Jay Petroleum LLC ("Jay") and an immaterial foreign wholly owned subsidiary. All intercompany balances and transactions have been eliminated. Another wholly owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for the unit holders of a limited partnership and has no significant assets or operations.

(NOTE 4) - Acquisition of Oil and Gas Properties:

     On February 5, 1997 the Company acquired an 82.9% membership interest in Jay at an aggregate cost of $1.2 million; $677,500 for a 50% interest from NIR Resources Inc. ("NIR"), $363,750 for a 25% interest from Stonewall Resources LLC, and $132,650 as a capital contribution to Jay for a 7.9% interest. The Company's share of profits after recovery of its investment is 70.06%. NIR is a wholly owned subsidiary of Naphtha Israel Petroleum Corporation Limited, holder of approximately 37% of the Company's outstanding common stock.

(continued)

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

     In September 1997 the Company acquired a 50% participation in a joint venture that holds two permits offshore of the Congo for $2.7 million; $150,000 for the Marine III Exploration permit which has a term of four years with an extension right of three years, and $2,550,000 for the Tilapia Exploration permit to develop the Tilapia Field, which has a term of ten years with an extension right of five years.

     The joint venture holds 100% of the rights under the production sharing contract for the Tilapia permit and 50% of the rights with regard to the production sharing contract in the Marine III permit. The other participant in the joint venture is Naphtha Israel Petroleum Corp. Ltd., an approximate 37% owner of Isramco. Work programs for the two permits are being prepared by the operator, Naphtha Congo Ltd., a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd.

     The joint venture's right in the production sharing contract on the Tilapia permit is subject to a 12.5% carried interest after payout of the joint venture's investment costs not including the purchase price. Levdan Ltd. has a 50% participation interest in the Marine III permit.

     The Company acquired its participation in the joint venture from Equital Ltd., an affiliated company (formerly known as Pass-port Ltd.) subject to an 8% carried interest after payout in its rights regarding the production sharing contract on the Tilapia permit. The Company received a fair market valuation of the two permits from Forrest A. Garb & Assoc. Inc., petroleum consultants, Dallas, Texas.

(NOTE 5) - Income Taxes:

     The provision (benefit) for income taxes (current or deferred) for the three and nine month periods presented was fully offset by a decrease or increase in the valuation allowance.

(NOTE 6) - Long-term Debt:

     At September 30, 1997, Jay has outstanding indebtedness of $3,673,000 under a bank loan facility of $10 million. The loan bears interest at prime plus 1.5% with monthly payments of $65,000 plus interest and matures in February 2000. The loan is secured by oil and gas properties and cannot exceed the "Borrowing Base", as defined, which is subject to annual redetermination.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements.

During the nine month period ended September 30, 1997, the Company invested in certain oil and gas activities in the United States through Jay Petroleum LLC ("Jay"), in the Congo through a joint venture with Naphtha and continued to participate in work programs in the Negev Med Venture, the Yam Ashdod Carveout and the Shederot Venture in Israel as hereinafter discussed.

The consolidated financial statements for the nine month period ended September 30, 1997 include the operations of Jay from the date of acquisition.

Liquidity and Capital Resources

The decrease in the Company's consolidated cash and cash equivalents of $5,826,904 from December 31, 1996 to $10,172,118 at September 30, 1997 is the
result of net cash outflows of $6,551,313 from investing activities, $1,824,410 from operating activities and $2,548,819 cash inflows from financing activities. The investing activities consist principally of (i) approximately $1,000,000 used by the Company to purchase its membership interest in Jay, (ii) approximately $2,770,000 used by Jay to acquire from Snyder Oil Corporation of Fort Worth, Texas ("Snyder") various operated and non-operated interests in oil and gas wells in Louisiana, Texas and Wyoming, and (iii) $2,700,000 used by the Company to acquire its 50% participation in the Congo. The financing activities relate to non-recourse bank financing of the Snyder acquisition. Isramco, Inc. is not a borrower or guarantor under this bank financing.

In the nine month periods ended September 30, 1997 and 1996 the Company had net cash outflow from the purchase and sale of marketable securities of $2,624,313 and $538,429, respectively. As of September 30, 1997, the Company owned 5.5% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"). Naphtha through a wholly owned subsidiary holds approximately 37% of the Company's outstanding common stock. Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

Jay has outstanding indebtedness of $3,673,000 under a credit facility with Comerica Bank - Texas, Houston, Texas. The credit facility provides for an interest rate of prime plus 1.25% with payments of $65,000 plus interest monthly. The loan is due on February 5, 2000. Additional draw downs under the Comerica Bank Credit Facility require bank approval and the loan is subject to an annual borrowing base redetermination review.

The Company believes that it has sufficient funds to fulfill its present capital requirements.

Results of Operations

United States

During the second quarter Jay completed the installation of the water flood project in Jack County, Texas. Jay is monitoring the response of the producing wells to the water injection. Drilling of the gas well in Garfield County, Oklahoma, which was originally scheduled for the fourth quarter was delayed to the second quarter of 1998. A work over will take place in the first quarter of 1998 in the Kirkendall well in Harden County, Texas. This work over is being done to enhance the gas production for this well.


                                       Three Months Ended   Nine Months Ended
                                        September 30, 1997   September 30, 1997
                                        ---------------------------------------
Oil Volume Sold (Barrels)

   Farmers                                   3,741                12,662
   Synder                                    7,367                16,778
   Total                                    11,108                29,440

Gas Volume sold (MC)

   Farmers                                  73,748               196,575
   Snyder                                  139,185               328,508
   Total                                   212,933               525,083

Oil Sales ($)

   Farmers                                  91,227               278,078
   Snyder                                  114,137               300,835
   Total                                   205,364               578,913

Gas Sales ($)

   Farmers                                 134,062               400,298
   Snyder                                  197,139               597,381
   Total                                   331,201               997,879

Average Unit Price

   Oil ($/Bbl)*                            $18.49                 $19.66
   Gas ($/MCF)**                           $ 1.56                 $ 1.90

 *   Bbl - Stock Market Barrel equivalent to 42 U.S. Gallons
**   MCF - 1,000 Cubic Feet

Israel
Negev Med Venture
-----------------

During the nine month period ended September 30, 1997 the Negev Med Venture expended $262,711 previously on administration costs. The Company's share is 1.0043% or $2,638. The expenditures were primarily for administrative expenses.

Yam Ashdod Venture (within the Med Ashdod License)

During the nine month period ended September 30, 1997 the Yam Ashdod Carveout Venture expended $164,849. The Company's share is 1.0043% or $1,656.

Conditions of the Offshore Licenses
-----------------------------------

In   November   1997  the  Oil   Commissioner   at  the   Ministry  of  National
Infrastructures amended the conditions of the licenses held by the offshore venture participants as follows:

1. A seismic survey of at least 186 miles to be conducted no later than February 1, 1998, which will assist in the upgrading of the prospects in the Med Ashdod license.

2. Three wells at least 3,000 meters (approximately 9,800 feet) deep shall be drilled on the licenses held by Isramco and the participants. The first well shall be drilled no later than January 1, 1999. The drilling of the second well shall begin before June 1, 1999 and the third shall begin no later than December 1, 1999. Deepening of any of the old wells shall be considered as a new well. In this regard, the Company, as the operator, issued a request to the participants in the Yam Ashdod Carveout Venture to approve an AFE (authorization for expenditure) in the amount of $980,000 for the above mentioned seismic survey.

Shederot Venture
----------------

During the nine month period ended September 30, 1997 the Shederot Venture expended $126,320. The Company's share is 1.0043% or $1,269. These funds were primarily expended for the preparation for the Gevim-1 well and for administrative expenses.

The onshore well, the Gevim-1 is planned to be spud in the beginning of January 1998. The drilling contractor requested an extension from the original spudding target during November 1997 because it is engaged in the drilling of other wells. The Gevim-1 is planned for a depth of approximately 14,700 feet at an estimated cost of approximately $6.6 million. Drilling is expected to take approximately three to four months. The Company's share is 1.0043% or $66,000.

The Company expects to receive a revenue of approximately $373,000 as operator's fees from the Gevim-1 well.

Operator's Fees
---------------

In the nine month periods ended September 30, 1997 and 1996, the Company earned $324,000 and $360,252, respectively, which were based on the minimum monthly compensation for each period.

Oil and Gas Revenues
--------------------

In the nine month and three month periods ended September 30, 1997, the Company had oil and gas revenues of $1,576,792 and $536,565, respectively. There were no oil and gas revenues for the comparable period.

Lease Operating Expenses
------------------------

In the nine month period ended September 30, 1997, the oil and gas expenses were mainly in connection with oil and gas fields in the United States, and the purchase of the Marine III Exploration permit in the Congo, as compared to the same period in 1996 in which all these expenses were mainly in the various ventures in Israel and are included in depreciation, depletion and amortization expenses. Oil and gas lease operating expenses in the United States in the nine and three month periods ended September 30, 1997 were approximately $620,000 and $240,000, respectively.

Interest Income
---------------

Interest income decreased in the nine and three month periods ended September 30, 1997 compared to interest income in the nine and three month periods ended September 30, 1996 mainly due to lower average investment balances.

Loss on Marketable Securities
-----------------------------

In the nine month period ended September 30, 1997 the Company had net realized and unrealized loss of $67,805 compared to gain of $710,042 in the same period in 1996. In the three month period ended September 30, 1997 the Company had net realized and unrealized gain of $168,439 compared to loss of $1,038,970 in the three month period ended September 30, 1996. The loss for 1997 includes an unrealized loss of $195,164 from the Company's investment in JOEL (in the nine month period ended September 30, 1996 - unrealized gain of $916,835). As of November 12, 1997 that loss increased by approximately $17,000 as a result of the change in the dollar rate exchange to the Israeli shekel.

Increase or decrease in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Costs
--------------

Operator's costs decreased in the nine and three month periods ended September 30, 1997 as compared to the nine and three month periods ended September 30, 1996, primarily as a result of lower manpower costs and reduced rent payments for the Company offices in Israel.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased during the nine and three month periods ended September 30, 1997 as compared to the same periods of 1996. General and administrative expenses in the nine month period ended September 30, 1997 includes approximately $181,000 added from the operations of Jay and approximately $42,000 of charges resulting from non-compete agreements. Directors' fees and officers' salaries decreased during the nine month period ended September 30, 1997 as compared to the same period of 1996. Tax payments during the nine month period ended September 30, 1997 were higher than in the same period ended September 30, 1996.

Minority Interest
-----------------

Minority interest for the nine month and three month period ended September 30, 1997 represents the minority share (17.1%) of Jay's net income.

                                  ISRAMCO, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

               Effective October 27, 1997, Reuven Hollo was removed by the Company as Manager of Jay Petroleum and Jay Management. The Company has appointed J. Monroe Cutler, an experienced Petroleum Engineer, as the new Manager of Jay Petroleum and N.I.R. Resources (subsidiary of Naphtha) as Manager of Jay Management.

               In parallel to the removal of Reuven Hollo, as Manger of Jay Petroleum and Jay Management, the Company commenced a law suit against Reuven Hollo which proceeding has been stayed pending the resolution of an arbitration proceeding commenced by Reuven Hollo. According to Jay Petroleum's regulation, disputes between members are to be decided by arbitration. Reuven Hollo has entered a counterclaim and asserted causes of action for wrongful termination, usurpation of opportunity, breach of contract, and defamation. Because no discovery has been conducted at this time, counsel for the Company has indicated that it is impossible to state the merits of these counterclaims.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  At the Annual Meeting of Shareholders held October 24, 1997, the following matters were voted on and approved (i) the election of Daniel Avner, Avihu Ginzburg, Tina Maimon Arckens and Haim Tsuff as directors of the Company; and (ii) the appointment of Richard A. Eisner & Company, LLP as independent auditors of the Company for 1997.

Item 5.  Other Information
         -----------------

                  None.

Item 6.  Reports on Form 8-K
         -------------------

                  Form 8-K for the month of July, 1997 dated July 23, 1997; Form 8-K for the month of September, 1997 dated September 9, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     ISRAMCO, INC.


                                      (Registrant)
Date:   November 13, 1997


                                       By:  /sS  HAIM TSUFF
                                           ----------------------------
                                           (Signature)
                                            Haim Tsuff
                                            Chairman of the Board
                                            and Chief Executive Officer


                                       By: /S/  DANIEL AVNER
                                           ----------------------------
                                           (Signature)
                                           Daniel Avner
                                           President, Secretary
                                           and Principal Accounting Officer