Form 10KSB
period 1997-12-31
ISRAMCO INC
filed 1998-03-30
CIK 719209

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             -------------------------------------------------------

                                   FORM 10-KSB
                       PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
        or
[   ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934[No Fee Required]

For the Calendar Year ended December 31, 1997

Commission File Number 0-12500

                                  ISRAMCO, INC.
                                  -------------
                                  (Registrant)

          Delaware                                        13-3145265
          --------                                        ----------
(State of other jurisdiction                          (I.R.S. Employer
       of incorporation)                             Identification No.)


              1770 St. James Place, Suite 607, Houston, Texas 77056
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 621-3882

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Revenue for year ended December 31, 1997 was $3,797,000. The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $7,644,622 as of March 11, 1998, based upon the closing bid price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


     26,398,523 shares of Common Stock were issued and outstanding as of March 10, 1998.

================================================================================

Item 1. and Item 2.  Business and Properties
                     ------------------------

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

     Following the expiration of the Negev 1 Venture in 1988, the Negev 2 Venture was formed by the same participants and held two licenses - Negev Nirim and Negev Ashquelon. Within the framework of the Negev 2 Joint Venture, two offshore wells ("Yam 1" and "Yam 2") were drilled and seismic and geological studies, both onshore and offshore were conducted at a cost of $44.55 million. As of 1991, the activities with the Negev Nirim License were carried out within the Bessor Carveout Area and as of 1993, the activities within the Negev Ashquelon License were carried out within the Yam Carveout Area under Sole Risk Agreements. In February 1995, the Negev Nirim License (including the Bessor Carveout) was relinquished and in June 1996, the Negev Ashquelon License (including the Yam Carveout) was relinquished by the Venture participants. The Company, as the Operator is in the process of winding down the affairs of the Negev 2 Joint Venture.

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

     In 1997 the Company has expanded its activities outside of Israel by acquiring membership interests in Jay Petroleum LLC which owns certain working interests in oil and gas wells in the United States and by acquiring rights in exploitation and exploration concessions in the Congo, Africa.

The Operator

     The Company is the Operator of the Shederot Venture which consists of one onshore license, the Negev Med Venture which consists of five offshore licenses and the Yam Ashdod Carveout Venture which consists of one offshore license. As the Operator, the Company is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Tel Aviv, Israel. With full-time (six) employees, outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a Joint Operating Agreement.

     The Operator charges each Venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each Venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License. During the year ended December 31, 1997, the Company was paid fees of $288,000 in connection with the Negev Med Venture, fees of $100,891 in connection with the Yam Ashdod Carveout Venture and fees of $72,000 in connection with the Shederot Venture. See "Material Agreements". The minimum monthly Operator's fee is currently $36,000 per month.

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

     On March 1, 1998 the Limited Partnership had available approximately $64 million to finance its share of work obligations under the Licenses with regard to the Petroleum Assets. The Limited Partnership is the largest holder of Working Interests in the Negev 2 Venture, the Shederot Venture, the Negev Med Venture and the Yam Ashdod Carveout Venture. See "Table of Petroleum Assets (Working Interests) Oil and Gas Ventures".

     The Company holds overriding royalties in certain Petroleum Assets through the Limited Partnership and currently receives a management fee of $40,000 (as of January 1997) per month from the Limited Partnership for office space, management and other services. It has been significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. As of December 31, 1997 the Company held 0.01% of the issued Limited Partnership units and a subsidiary of the Company, acting as General Partner for the Limited Partnership held a 0.01% interest in the Limited Partnership.

Acquisition of Assets
---------------------

Jay Petroleum, LLC
------------------

     In February 1997, the Company acquired an interest in Jay Petroleum LLC ("Jay"), a Texas limited liability company. The Company (i) paid to NIR Resources Inc. ("NIR") the sum of $677,500 for its 50% Membership Interest (before recovery of contributions) in Jay which interest for profit allocation purposes reduces to 37.5% after recovery of capital contribution; and (ii) paid to Stonewall Resources LLC the sum of $363,750 for its 25% Membership Interest before recovery of contributions in Jay which interest for profit allocation purposes reduces to 18.75% after recovery of capital contributions. NIR is a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd. See Security

Ownership of Certain Beneficial Owners. Mr. Yossi Levy, the Branch Manager for the Israel Branch Office of the Company is the General Manager of Naphtha Israel Petroleum Corp. Ltd- ("Naphtha") and NIR. In addition, officers and directors of the Company are associates of officers and directors of Naphtha.

     On February 13, 1997 Jay acquired from Snyder Oil Corporation of Fort Worth, Texas, various operated and non-operated interests in oil and gas wells in Louisiana, Texas and Wyoming for a cost of $3.1 million excluding acquisition costs and purchase price adjustments. The acquisition was financed primarily with bank financing obtained by Jay through a $ 10 million Revolving Credit Facility with Comerica Bank - Texas, Houston, Texas. The Company is neither a borrower nor guarantor under this Revolving Credit Facility.

     As part of the same transaction the Company made a $132,650 capital contribution to Jay and acquired from Jay Resources Corp. a 7.9% Membership Interest in Jay Petroleum LLC which interest increases to an allocation of profits percentage of 13.81% after recovery of capital contributions.

     In connection with this acquisition of interests in Jay the Company received a Fair Market Value Letter from the firm of Albrecht and Associates Inc., independent petroleum engineers, with regard to the oil and gas properties held by Jay, The Fair Market Value Letter was based in part upon reserve evaluation and net income projections prepared by Riseden Services Inc., independent petroleum engineers. A copy of the Fair Market Value Letter dated January 27, 1997 and the Riseden Report dated January 16, 1997 have been filed as Exhibits with Form 8-K filed by the Company for the month of February 1997.

     As of  December  31,  1997  the  Company  in the  aggregate  held an  82.9%
Membership Interest in Jay. Jay Natural Resources LLC which held a 10.65% Membership Interest and Jay Resources Corp. held a 6.45% Membership Interest, all of which interests are subject to adjustment after recovery of capital contributions. The Company's share of profits (before recovery of capital contribution) in Jay is 82.9% and after recovery of capital contribution the allocation of profit participation will be reduced to 70.06%.

     Jay owns both operated and non-operated varying working interests in over fifty (50) oil and gas wells in the United States. Independent estimates of the reserves held by Jay Petroleum LLC, which are located in Texas, Oklahoma, Wyoming, Louisiana and New Mexico as of December 31, 1997 are approximately 115,000 net barrels of proven developed producing oil reserves; 3,883 net MMCF's of proven developed producing natural gas reserves; 905 net MMCF's of proven developed behind pipe natural gas; 926 net MMCF's of proven undeveloped natural gas reserves; and, 12,000 net barrels of proven undeveloped oil reserves.

     Jay has a Management Agreement with Jay Management Company LLC ("Management"), a Texas limited liability company to manage certain of the producing oil and gas interests owned or to be acquired by Jay. The Company has a 35% membership interest in Management. Pursuant to the Management Agreement, Jay was obligated to pay to Management a management fee of $12,500 per month through February 1998. Due to the sharp decline in oil prices and the resulting effect on the cash flow of the Company, the obligation for the payment of this fee was waived with the mutual consent of the parties as of March 1998. Management also receives payments as operator pursuant to various operating agreements for approximately 40 contract wells, which it operates.

     Effective October 27, 1997, Dr. Reuven Hollo was terminated as the Manager of Jay and Management. See Legal Matters. J. Monroe Cutler was designated Manager of Jay and NIR was designated manager of Management. Mr. Cutler is paid by Jay a management fee of $5,000 per month. NIR was paid a management fee of $5,000 per month, which fee was discontinued as of March 1998.

     The   acquisition  of  the  interests  in  Jay,  as  well  as  the  capital contribution made by the Company to Jay were made out of working capital funds available to the Company.

     Jay Petroleum LLC's audited financial statements have been consolidated as part of the Company's financial statements. The Company's investment in Jay Management LLC has been accounted for under the equity method of accounting.

     For information related to future cash inflows, future development and production costs, future income tax expenses, future net cash flows, discount, and standardized measure of discounted net cash flows relating to Jay Petroleum LLC, see the Supplementary Oil and Gas Information immediately following the notes to the Financial Statements.

     In March 1998, the Company increased its membership interest in Jay to 100% and its membership interest in Management to 65%. See Legal Matters. The remainder of the membership interests in Management are owned by NIR.

CONGO
-----

     On September 4, 1997 the Company acquired from Equital Ltd. (an Affiliated company formerly known as Pass-port Ltd.) a 50 % participation in a Joint Venture that holds the following two permits offshore of the Congo: (1) the Marine III Exploration permit which has a term of four years with an extension right of three years; and, (2) the Tilapia Exploitation permit to develop the Tilapia Field, which has a term of ten years with an extension right of five years. The purchase price was $2.55 million for the Tilapia permit and $150,000 for the Marine III permit for an aggregate purchase price of $2.7 million.

     The Company's participation in the Joint Venture is subject to an 8% carried interest payable to Equital Ltd. after payout of its rights regarding the production sharing contract on the Tilapia Permit. "Payout" in this Joint Venture means all of the investments to be done by the Company in the Tilapia permit (excluding the Purchase Price paid by the Company to Equital Ltd.). The Company received a fair market valuation of the two permits from Forrest A. Garb & Associates, Inc., petroleum consultants, Dallas, Texas. The valuation in the Tilapia permit made by Forrest A. Garb & Associates, Inc. reflects a significant discount in value based upon technology, economics and political uncertainties for the proposed work program.

     The Joint Venture holds 100% of the rights under the production sharing contract for the Tilapia permit and 50% of the rights with regard to the production sharing contract in the Marine III permit. The other participant in the Joint Venture is Naphtha Israel Petroleum Corp. Ltd. See Security Ownership of Certain Beneficial Owners. Work programs for the two permits were prepared by the operator, Naphtha Congo Ltd., a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd.

     Oil was discovered within the area of the Tilapia Exploitation Permit in the Tilapia Marine I exploration well drilled by the previous operator of the permit, to a total depth of 5,018 feet. The well tested 2,040 barrels of oil per day from a 31 foot thick sandstone reservoir, at a depth of 3,874 feet. The discovery well is located 9.5 nautical miles north of the Point Indienne productive oil field and less than one mile from the share line.

     The Marine III Exploration Permit covers an area of approximately 236,000 acres and is located in shallow water, 0-80 feet deep, along the coast. No wells have yet been drilled on this permit. The area of the two permits is covered by a dense grid of two dimensional seismic lines.

     The Joint Venture's rights in the production sharing contract on the Tilapia Exploration Permit is subject to a 12.5% carried interest and payment of $350,000 after payout of the Joint Venture's investment costs.

     As a result of the civil instability that existed in 1997 in the Congo a new government has taken control of this country. Due to these events the operator (Naphtha Congo) has temporarily ceased its activities in the Congo. In February 1998 the operator presented to the new Petroleum Minister its work plan for Tilapia and Marine III. The economic and political and civil instability in the Congo and the change of government could cause significant difficulties for the operator in connection with the execution of a work program and the possible development of both the Marine III permit and the Tilapia permit.

OIL AND GAS VENTURES AND PETROLEUM ASSETS
-----------------------------------------
LOCATED IN UNITED STATES AND CONGO
----------------------------------

See Acquisition and Supplementary Oil and Gas Information immediately following Notes to Financial Information.

OIL AND GAS VENTURES AND PETROLEUM ASSETS LOCATED IN ISRAEL
-----------------------------------------------------------

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




                                   TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                                            OIL AND GAS VENTURES (1)(3)
                                               (% Interest of 100%)

                                                 Shederot      Negev Med       Yam Ashdod        Med Yavne
                                                 Venture        Venture   Carveout Venture (2)    License
                                                 -------        -------   --------------------    -------

                                               Shederot  Med Tel Aviv License
                                                License   Med Ashdod License
                                                          Med Hadera License
                                                         Med Hasharon License
                                                         --------------------
Name of
Participant
-----------


The Company (4)
---------------
The Company                                    1.0043          1.0043           1.0043           1.0043

Affiliates
Isramco-Negev 2
 Limited Partnership (5)                      77.9957         70.9957          53.0268          70.9957
I.O.C. Limited Partnership (6)                14.0000         14.0000          14.0000             ----
Naphtha                                        4.0000          5.0000          5.10145           5.0000
Naphtha Explorations
 Limited Partnership                           ----            5.0000          5.10145           5.0000
JOEL (6)                                       ----              ----             ----           8.0000
Equital (6)                                    ----              ----             ----           6.0000

Non-affiliated entities
Delek Drilling
 Limited Partnership (5)                       3.0000          4.0000          21.7660           4.0000


Total                                        100.0000         100.000         100.0000         100.0000

Area                                           90,000         400,000           84,220          100,000
(acres)

Expiration Date                              12/31/98       6/15/2000        6/15/2000        6/15/2000

------------------------------------

(1) Subject to the fulfillment of applicable provisions of the Israel Petroleum Law and Regulations, and the conditions and work obligations of each of the above licenses.

(2) Under the Grant Agreement with the Government of Israel, the Government may claim that the Company is contingently obligated to repay to the Government the Grant monies in the amount of $110,000 and to pay a 6. 5 % Overriding Royalty on all production from the area. See Grant Agreement with the Company.

(3) All of the Petroleum Assets are burdened by a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

(4) The Company and its subsidiaries also hold the Overriding Royalties and 0.02% of the Limited Partnership Units.

(5)  On November 11, 1997, Delek Drilling Limited Partnership has transferred 5%
     of  its  rights  in  the  Shederot   License  to  Isramco-Negev  2  Limited
     Partnership.

(6) During November 1997 JOEL and Equital sold to I.O.C. Limited Partnership its Working Interests in the Shederot Venture, the Negev Med Venture (excluding Med Yavne) and the Yam Ashdod Carveout Venture.

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


------------------------

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

                                       MAP

                          OFFSHORE AND ONSHORE LICENSES




                             [Map Graphic Omitted]

Summary Description of the Ventures, the Petroleum Assets,
Related Work Obligations and Exploration Efforts in Israel
----------------------------------------------------------

Negev Med Venture and Yam Ashdod Carveout Venture
-------------------------------------------------

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

In November 1997, the Petroleum Commissioner gave his consent to the Operator's request to amend the conditions of the license held by the offshore venture participants. In his letter the Petroleum Commissioner specified the new terms as follows:

     1. A seismic survey of at least 186 miles to be conducted no later than February 1, 1998, which will assist in the upgrading of the prospects in the Med Ashdod license.

     2. Three wells at least 3,000 meters (approximately 9,800 feet) deep shall be drilled on the licenses held by the Company and the participants. The first well shall be drilling no later than January 1, 1999. The drilling of the second well shall begin before June 1, 1999 and the third shall begin no later than December 1, 1999. Deepening of any of the old wells shall be considered as a new well. If the conditions of the license are not satisfied the license may terminate.

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

     During the period from inception to December 31, 1997 the participants authorized expenditure (AFE) in the various licenses and paid advances as detailed below:

                               Authorization             Advances
                               for                       paid
                               Expenditure
                               ---------------           --------------
                               U.S. Thousands            U.S. Thousands
License

Med Tel Aviv                    $39,282.50                 $39,122.50
Med Yavne                        25,097.50                  24,884.50
Med Hasharon                      1,579.00                   1,412.00
Med Hadera                        1,042.50                     889.50
Med Ashdod                          762.00                     762.00
                                 ---------                  ---------

Total                           $67,763.50                 $67,070.50
                                 =========                  =========

Shederot License
----------------

     On January 1, 1996 the Petroleum Commissioner awarded the Company and other participants an onshore drilling license called Shederot/265 covering an area of 88,750 acres.

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

     In July 1997 an AFE of $6.3 million was approved by the participants for the Gevim 1 well. In January 1998, the drilling in Gevim 1 Well commenced within the license area. The well is located approximately 1.24 miles south of the town Shederot and is planned for a total depth of 14,765 feet. Estimated drilling time is ninety-five (95) days at an estimated cost of U.S. $6.3 million. The Company's share is $63,221. As of March 22, 1998 the drilling has reached a depth of approximately 7,000 feet.

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

Consulting Agreement with Haim Tsuff
------------------------------------

     In May of 1996 the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which had a term of two (2) years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum and in December 1997 the term was extended to May 31, 2001. The Consulting Agreement as amended, provides that the term shall be automatically extended for an additional term of three (3) years, commencing June 1, 2001, unless the Company has given notice at least ninety (90) days prior to June 1, 2001 that it does not intend that the term be renewed.

Consulting Agreement with Yuval Ran
-----------------------------------

     In August of 1996 the Company entered into a Consulting Agreement with Yuval Ran, the then President of the Corporation. Pursuant to this Consulting Agreement which had a term of three (3) years, the Company agreed to pay Mr. Ran the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum. On July 15, 1997 Mr. Ran resigned as President of the Company, the Consulting Agreement terminated.

Consulting Agreement with Daniel Avner
--------------------------------------

     In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company owned and controlled by Daniel Avner, the President of the Company. Pursuant to this Consulting Agreement which has a term of one (1) year through July 31, 1998, the Company has agreed to pay the sum of $7,500 per month plus expenses. The Company has also agreed to provide a company car and company furnished apartment to Consultant, if available.

                                    EMPLOYEES

     During calendar year ending December 31, 1997, the Company had six (6) employees at its Branch Office in Israel.

                                     OFFICES

Israel
------

     In 1997 the Company paid JOEL $30,267 for rental space, office services, secretarial services and computer services for the period 01/01/97 until 04/15/97. On 04/15/97 the Company relocated to a building owned by Naphtha on Granit St, 8, Petach Tikva and paid $49,770 to Naphtha for the same services for the period 04/15/97 until 12/31/97. The Company believes that the payment for the above services are reasonable compared to other similar locations.

United States
-------------

     As of December 1, 1997 the Company officially moved its offices from New York City to Houston, Texas. The Company has a lease for office premises (approximately 2,146 square feet) at 1770 St. James Place, Suite 607, Houston, Texas 77056 for a term of three (3) years, with an annual rental of $30,473, payable in monthly installments of $2,539. The Company charges Jay $2,000 per month to use its offices in Houston, Texas.

     The Company has also leased a corporate apartment in the City of Houston for term of six (6) months expiring March 31, 1998 and continuing thereafter on a month to month basis, at a monthly rental charge of $1,110 per month. This apartment is for use by the Company's officers, directors and employees in connection with their activities relating to the business of the Company.

Recent Developments
-------------------

     On March 13, 1998 the Company announced that it had extended the Expiration Date of the Class A and Class B Warrants to April 16, 1999.

     The Nasdaq Stock Market (Nasdaq) has modified its requirements with regard to standards for a company's shares being listed by Nasdaq SmallCap Market. Among other requirements, the minimum bid price for a security trading on the Nasdaq SmallCap Market is now $1.00. On February 27, 1998 the staff of Nasdaq advised the Company that its common stock is not in compliance with the new Nasdaq SmallCap Market minimum bid price requirement and has provided the Company with a ninety (90) calendar day period, which expires May 28, 1998 in order to regain compliance with this standard.

     The Company believes that it is in the best interest of the Company and its shareholders for its shares to remain listed by Nasdaq.

     In order to satisfy the Nasdaq requirements the Board of Directors has approved a resolution, subject to stockholders' approval, to amend the Company's Certificate of Incorporation to effect a 10 to 1 reverse stock split of the Company's common stock. The proposal will be submitted to the stockholders at the Company's annual meeting which is presently planned in May of 1998. There can be no assurance that the proposed reverse stock split will cause the price per share of the Company's shares to be sustained for any prolonged period of time.

     Consummation of the reverse stock split will not change the number of shares of common stock authorized by the Company's Certificate of Incorporation which will remain at 75,000,000 or the par value of the common stock per share. The reverse stock split, if approved by stockholders, will become effective as of 5:00 P.M., New York time (the "Effective Date"), on the date that the Certificate of Amendment to the Company's Certificate of Incorporation is filed with the Secretary of State of the State of Delaware.

Item 3.  Legal Proceedings
         -----------------

     Effective October 27, 1997 Mr. Reuven Hollo was removed by the Company as Manager of Jay Petroleum LLC and Jay Management Company LLC. The Company commenced a law suit against Reuven Hollo which proceeding was stayed pending resolution of an arbitration proceeding by Reuven Hollo, Jay Resources Corporation, Jay Natural Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Claimants against the Company, NIR Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Respondents. The arbitration proceeding and the law suit have been resolved pursuant to a Settlement Agreement and Release, a copy of which was filed as an Exhibit to Form 8-K for the month of March, 1998. The Claimants are hereinafter referred to as the "Hollo Group" and the Respondents are hereinafter referred to as the "Isramco Group".

     Pursuant to the terms of the Settlement Agreement and Release, the Hollo Group assigned all of their right, title and interest in Jay Petroleum LLC and Jay Management Company LLC including their complete ownership interest and any and all rights to undistributed profits in these entities to the Company in consideration for the Company (i) paying to Jay Resources Corporation and Jay Natural Resources Inc. the sum of $255,000, (ii) agreeing to assume any tax liabilities or tax burdens arising solely from such undistributed profits, and
(iii) agreeing to assume a debt of $69,754 reflected as an accounts receivable of Jay Resources Corporation owed to Jay Petroleum LLC. In addition, the Isramco Group agreed to use its best efforts, without cost, to effect a removal of the Hollo Group as a guarantor and/or co-maker of any loan of Jay Petroleum LLC and/or Jay Management Company LLC. The effective date of the Settlement Agreement is as of December 31, 1997.

     As a result of the Settlement Agreement and Release, the Company increased its membership interest in Jay Petroleum LLC to 100% and its membership interest in Jay Management Company LLC to 65%.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company held its Annual Meeting of Shareholders on October 24, 1997 and the shareholders voted as to the following: (a) election of Haim Tsuff, Daniel Avner, Tina Maimon Arckens and Avihu Ginzburg as directors to serve for a term of one (1) year or until his/her successor is duly elected; and (b) the approval of the firm of Richard A. Eisner & Company, LLP as auditors for the year ending December 31, 1997.

No other matters were submitted to a vote of shareholders during the quarter ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

     The number of record holders of the Company's Common Stock on March 11, 1998 was approximately 982 not including an undetermined number of persons who hold their stock in street name. The high and low bid prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below. These over-the-market quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.




                                                                      Class A                    Class B
                                   Common Stock                       Warrants                   Warrants
                                   ------------                       --------                   --------

Quarter Ended                  High            Low              High             Low       High             Low
-------------                  ----            ---              ----             ---       ----             ---

1997
----

March 31                       3/4             17/32            3/32             1/16      1/16             1/32
June 30                        5/8             17/32            3/32             1/16      1/32             1/32
September 30                   1 1/8           19/32            5/16             5/32      7/32             1/16
December 31                    3/32            5/8              17/64            5/32      1/8              1/16

1996

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

Item 6.  Management's Discussion and Analysis and Selected Financial Data
         -----------------------------------------------------------------

Statement of Operations Data

                                                                   Years Ended December 31,
                                                                   ------------------------

                                        1997              1996              1995             1994             1993
                                        ----              ----              ----             ----             ----

Operator's fees                   $  460,891        $  468,252        $1,114,980       $3,148,826         $784,845

Oil and Gas revenue                2,001,635               335               644                             2,930

Interest income                    1,085,189         1,175,391         1,125,616          769,067          378,752

Office services and other            483,023           463,142           427,915          444,043          507,827

Equity in earnings
 of Jay Management LLC                38,930

Gain (Loss) on                      (272,658)          705,859         (366,167)      (2,269,347)        2,580,529
 marketable securities

Exploration costs                     10,637            34,466           173,288          532,272           55,457
 written off

Lease operating expenses             971,782

Depletion and amortization           502,000
 of oil and gas properties

Operator expense                     507,421           656,742           618,666          704,017          579,725

General and administrative         1,288,847         1,253,900           720,356          719,659          597,749
 expenses

Interest expense                     340,711

Net income (loss)                 $ (13,949)        $  828,331        $  634,619       $   59,208      $ 3,293,850
Net income (loss)                        $0              $0.03             $0.02            $0.00            $0.15
 per share

Weighted average
 number of shares                 26,398,523        26,494,745        26,691,198       26,602,912       21,778,678


                                                                    December 31,
                                                                    ------------

Balance Sheet Data                      1997              1996              1995             1994             1993
------------------                      --------------------------------------------------------------------------

Total assets                     $26,782,877       $23,262,966       $22,620,629      $22,077,244      $21,662,620

Total liabilities                  3,868,278           334,668           358,279          449,513          405,310

Shareholders' equity             $22,914,599       $22,928,298       $22,262,350      $21,627,731      $21,257,310



                                                     - 17 -



Liquidity and Capital Resources
-------------------------------

In the calendar year 1997 the Company spent $10,637 in exploration for oil and gas compared to $34,466 in 1996, principally in the activity of seismic interpretation and subsurface mapping, and the evaluation of prospects over the areas of the offshore licenses and the onshore license,

In the calendar year 1997 the Company has invested $1,036,000 in acquiring interests in Jay, and $2,700,000 in the two Congo licenses. See Acquisition of Assets.

In the calendar year 1997 the Company had net cash outflow from the purchase and sales of marketable securities of $2,603,000 as compared to net cash outflow of $3,000 and $1,773,091 in the calendar years 1996 and 1995, respectively. In 1995 the Company acquired shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL") at a cost of approximately $974,000 (which shares are traded on the Tel Aviv Stock Market). During 1996 and 1997, the Company did not purchase or sell shares of JOEL. As of December 31, 1997, the Company owned 5.5% of the issued shares of JOEL.

During 1997 Jay paid $2,507,000, including acquisition costs and purchase price adjustments, in acquiring the Snyder properties. Jay generated $307,813 in cash flows from operations from the purchase date to December 31, 1997. At December 31, 1997, Jay had outstanding indebtedness of $3,227,434 under a bank loan facility of $10 million from Comerica Bank - Texas (the "Comerica Loan"). The Comerica Loan bears interest at prime plus 1.25% with monthly payments of $65,100 plus interest and matures in February 2000. The Comerica Loan is collateralized by oil and gas properties held by Jay and cannot exceed the "Borrowing Base" (as defined under the loan documents), which is subject to annual redetermination by Comerica. The Company is not a borrower or guarantor under the Comerica Loan and Master Note Facility.

As a result of the sharp decline in oil prices toward the end of 1997 and the first ten (10) weeks of 1998, the Company has deemed it necessary to take the following measures in order to enable Jay to meet its financial obligations under the Comerica Loan: (1) the Company is in discussions with Comerica to adjust the monthly loan payment to approximately $45,000; and (2) Jay with the consent of Management and NIR has temporarily terminated their respective monthly management fees. All these measures combined should enable Jay to continue to operate without requiring cash injections from the Company, provided that oil and gas prices do not decline further. If these negotiations with Comerica are not successful, Jay may require a cash infusion from the Company or may be required to dispose of some or all of its properties to pay its obligations to Comerica.

The Company believes that it has sufficient funds to fulfill its present capital requirements.

Results of Operations
---------------------

The Company reported net loss of $13,949 ($0.00 per share) in the calendar year 1997 compared to net income of $828,331 ($0.03 per share) and $634,619 ($0.02 per share) in the calendar years 1996 and 1995, respectively. The loss during 1997 compared to 1996 is mostly a result of the loss on marketable securities of $272,000 compared to a gain in 1996 of $705,859. See Loss on Marketable Securities.

Negev Med Venture and Yam Ashdod Carveout
-----------------------------------------

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

     2. Shooting a two dimensional seismic survey of approximately 170 line nautical miles in the area of the Yam Ashdod Carveout, following by seismic data processing and interpretation in order to evaluate the prospect of the "Yam Nitzanim" lead.

On December, 1997, a seismic survey in the Med Ashdod in the "Yam Nitzanim" area was performed. The cost of the data acquisition is approximately U.S. $600,000. The data derived from the said survey was transferred for processing to the Geophysics Institute. Estimated time for the processing stage is four months. As of the date of the financial statements, the processing stage was still in progress. The estimated cost for the standard stage totals U.S. $30,000. An AFE of $980,000 in connection with this area was approved by the venture participants.

In connection with the Yam 2 well an engineering examination was performed, the top of the well was spotted and photographed, and a report attaining to the risks involved in the deepening of the well was received. In conjunction, contacts have been made with a drilling company and other companies who work in the Middle East, for mobilization of a drilling platform which would enable the deepening of the well in 1998. Due to restrictions placed upon the Operator by the Ministry of Defense in connection with this well, the above efforts have been temporarily discontinued. The Operator is negotiating with the Ministry of Defense in order to remove the restricting conditions so that the deepening of the "Yam 2" well or the drilling of a new well, the "Yam 3", will be possible. There is no certainty that these negotiations will be successfully completed prior to the expiration date in June 2000.

The accumulated data on the AFEs in the five licenses of the Venture is as follows:



                                                                       Total Accumulated
                                                                       Expenses from
                                                                       Inception Date
                                                                       of Licenses
License                    AFE              Expended in 1997           from May 1, 1993          Company's Share
-------                    ---              ----------------           ----------------          ---------------

Med Tel Aviv           $39,282,500                $ 94,299                  $38,588,539             $387,545
Med Yavne               25,097,500                 127,675                   23,720,334              238,223
Med Hasharon             1,579,000                  87,832                    1,396,616               14,026
Med Hadera               1,042,500                  87,723                      882,812                8,866
Med Ashdod                 762,000                      24                      759,958                7,632
                        ----------                 -------                  -----------             ---------
                       $67,763,500                $397,553                  $65,348,259             $656,293

Shederot Venture
----------------

In July 1997 an AFE amounting to $6.3 million was approved by the participants of the venture for the drilling of the Gevim 1 well. In January 1998 the drilling has commenced. As of March 1998, the drilling has reached a depth of approximately 7,000 feet.

Future Activities
-----------------

Israel
------

Onshore:

In January 1998, the Gevim 1 well was spudded in the Shederot license. The well is located approximately 1.2 miles south of the town Shederot and is planned for a total depth of 14,760 feet. The depth is estimated to be reached in May 1998.

Offshore:

To process and interpret the seismic data that was acquired in December 1997 over the "Yam-Nitzanim" lead in the Yam-Ashdod Carveout, as well as pre-existing seismic data in the same area, is currently in progress and is estimated to be completed in September 1998. A prospect for drilling will be subsequently prepared if justified by the seismic result.

In 1998 the Operator intends to continue its efforts to coordinate the offshore drilling operations with the Ministry of Defense. Efforts will also continue in the search for a suitable offshore rig.

Congo
-----

To obtain approval of the Management Committee under the Production Sharing Agreement (which Committee includes representatives of the Ministry of Petroleum for the Congo and Operator) for the operator's work program. Subject to this approval, in 1998 preparations will be made for the drilling of an onshore well within the Tilapia concession area and for further processing of seismic data for the future development of the Marine III concession.

United States
-------------

The Company completed in March 1998 negotiations to buy the membership interests in Jay Petroleum and Jay Management LLC which were held by Jay Resources Corp. and Jay Natural Resources LLC, and now holds 100% of Jay Petroleum LLC and 65% of Jay Management Company LLC. See Legal Matters.

Jay Petroleum, LLC will seek during 1998 to acquire producing oil and gas properties that it deems acceptable in order to provide a reasonable rate of return on its investment.

Operator's Fees
---------------

In 1997 the Company earned $460,891 in operator fees, compared to $468,252 in 1996 and $1,114,980 in 1995. Operator fees in 1995 were significantly higher than 1996 and 1997 primarily because of fees derived from the drilling of the Yam West 1 well.

Interest Income
---------------

Interest  income  decreased  in the  year of 1997  compared  to 1996  and  1995,
respectively,   due  to  lower  average  interest  rates  and/or  lower  average investment balances.

Interest Expenses
-----------------

In 1997 the Company incurred interest expenses of $341,000, versus virtually none in 1996 and 1995, as a result of long term debt arising in 1997 from the acquisition of oil and gas properties by Jay.

Loss on Marketable Securities
-----------------------------

In the calendar year 1997 the Company had losses from marketable securities of $273,000 comprised of $465,000 from unrealized holding losses and $193,000 from realized gains. Sales of marketable securities resulted in a realized gain
(loss) of  ($160,000)  for 1996 and $210,000 for 1995.  At December 31, 1997 and
1996 the Company had net unrealized losses of $866,000 and $400,000, respectively on securities held for trading.

In 1997 the Company had an unrealized holding loss of $271,000 from its investment in JOEL.

Increase or decrease in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Exploration Cost
----------------

During 1997 the Operator continued with the prospect evaluation of the onshore Shederot license and the necessary preparation for drilling the Gevim 1 well.

The major activity on offshore licenses consisted of preparation and execution of 2D seismic survey in the Med Ashdod license.

Operator's Expenses
-------------------

Operator's expenses decreased in the calendar year 1997 by $149,000, as compared to $656,000 for calendar year 1996, primarily as a result of fewer office expenses and professional services.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were virtually unchanged in 1997 as compared to the calendar year 1996.

General and administrative expenses increased in 1996 as compared to the calendar year 1995. General and administrative expenses in 1996 included expenses as a result of officers' salaries and payments made according to agreements which the Company entered into with Dr. Joseph Elmaleh and Mr. Danny Toledano. In April 1996, Dr. Joseph Elmaleh resigned as Chairman of the Board, Chief Executive Officer and as a director of the Company. Pursuant to a Termination Agreement, the Company agreed to pay Dr. Elmaleh $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration of a covenant not to compete for a period of three years, and, purchased from Southern Shipping and Energy Inc., a company which Dr. Elmaleh controls, 292,675 shares of the Company's common stock for $208,238. In connection with this agreement, the Company recorded a charge to earnings of approximately $235,000 in 1996 and will take a charge of $22,500 in each of the following nine (9) quarters. In June 1996, Mr. Danny Toledano resigned as the President and Chief Operating Officer of the Company. Pursuant to a Termination Agreement, the Company terminated its October 1995 Employment Agreement with Mr. Toledano and paid to Mr. Toledano the sum of $72,000. The Company also paid to Mr. Toledano $200,000 in consideration of a covenant not to compete for a period of five years, and entered into a Consulting Agreement with a company owned by Mr. Toledano for a term of one year and paid the sum of $72,000 as an advance consulting payment. In connection with these agreements, the Company recorded a charge to earnings of approximately $210,000 in 1996 and expects to take a charge of $28,000 in each of the following two (2) quarters and $10,000 in each of the sixteen (16) quarters thereafter.

Impact of the Year 2000 Issue
-----------------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a preliminary recent assessment, the Company determined that it may be required to replace its accounting system software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have an impact on the operations of the Company.

The Company has not initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue.

The Company will utilize both internal and external resources to replace its accounting software. The Company plans to replace its accounting software and complete its Year 2000 project not later than December 31, 1999. The total cost of the Year 2000 project is not material to the Company and will be funded through operating cash flows.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                          ISRAMCO INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                                       and

                          Independent Auditor's Report

                                December 31, 1997

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors
Isramco Inc.

We have audited the consolidated balance sheet of Isramco Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.





HEIN + ASSOCIATES LLP

Houston, Texas

March 24, 1998

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Isramco Inc.

We have audited the consolidated balance sheets of Isramco Inc. and subsidiaries as at December 31, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and subsidiaries as at December 31, 1996 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP


New York, New York
March 14, 1997


                                           ISRAMCO INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                     ---------------------
                                                                                       1997         1996
                                                                                     ---------    --------
                                     ASSETS                                           (in thousands except
                                     ------                                          for share information)

Current assets:
  Cash and cash equivalents                                                          $  9,741     $ 15,999
  Marketable securities, at market                                                      7,113        6,478
  Certificate of deposit                                                                1,900          --

  Accounts receivable:
    Trade                                                                                  93          --
    Amount due from investor                                                               68          --
    Amount due from related party                                                         285          --
  Prepaid expenses and other current assets                                               353          338
                                                                                     --------     --------

     Total current assets                                                              19,553       22,815

Property and equipment, (successful efforts method for oil and gas properties),         6,890           65
  net of accumulated depreciation, depletion, amortization and provision for impairment of $632 and $98 at December 31, 1997 and 1996, respectively

Other assets:
  Covenants not to compete, less accumulated amortization of $218 and                     252          383
   $87 at December 31, 1997 and 1996, respectively
  Other                                                                                    88         --
                                                                                     --------     --------

     Total assets                                                                    $ 26,783     $ 23,263
                                                                                     ========     ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ------------------------------------
Current liabilities:
  Current portion of long-term debt                                                  $    781     $   --
  Accounts payable and accrued expenses                                                   485          334
                                                                                     --------     --------
     Total current liabilities                                                          1,266          334

Long-term debt                                                                          2,446         --
                                                                                     --------     --------
     Total liabilities                                                                  3,712          334

Minority interest                                                                         156         --

Commitments, contingencies and other matters (Note I)

Shareholders' equity:
  Common stock, $.01 par value; authorized 75,000,000 shares;
   26,691,198 shares issued and outstanding at
   December 31, 1997 and 1996                                                             267          267

  Additional paid-in capital                                                           25,928       25,928
  Accumulated deficit                                                                  (3,116)      (3,102)
  Treasury stock, 292,675 shares at December 31, 1997 and 1996                           (164)        (164)
                                                                                     --------     --------
      Total shareholders' equity                                                       22,915       22,929
                                                                                     --------     --------

      Total liabilities and shareholders' equity                                     $ 26,783     $ 23,263
                                                                                     ========     ========


              The accompanying  notes are an integral part of these consolidated financial statements.

                                                      F-3



                                           ISRAMCO INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                 1997                 1996               1995
                                                            ------------         -------------       ------------
                                                                 (in thousands except for share information)
Revenues:
  Operator fees from related party                          $        461         $        468        $      1,115
  Oil and gas sales                                                2,001                 --                     1
  Interest income                                                  1,085                1,175               1,126
  Gain (loss) on marketable securities                              (272)                 706                (366)
  Office services to related party                                   483                  464                 428
  Equity in earnings of Jay Management, L.L.C                         39                 --                  --
                                                            ------------         ------------        ------------

     Total revenues                                                3,797                2,813               2,304
                                                            ------------         ------------        ------------


Expenses:
  Interest expense                                                   341                    2                   5
  Depreciation, depletion, amortization and                          696                   37                  40
   provision for impairment
  Lease operating expense and severance taxes                        972                 --                  --
  Exploration costs                                                   11                   34                 173
  Operator expense                                                   507                  656                 619
  General and administrative - in part to related parties          1,289                1,254                 721
  Research and development                                          --                   --                    28
                                                            ------------         ------------        ------------

     Total expenses                                                3,816                1,983               1,586
                                                            ------------         ------------        ------------


Income (loss) before taxes and minority interest                     (19)                 830                 718

Minority interest                                                      5                 --                  --

Provision for income taxes                                          --                   --                    83
                                                            ------------         ------------        ------------

NET INCOME (LOSS)                                           $        (14)        $        830        $        635
                                                            ============         ============        ============

Earnings per share (basic and diluted)                      $       --           $        .03        $        .02
                                                            ============         ============        ============



Weighted average number of shares outstanding                26,398,523           26,494,745          26,691,198
                                                            ============         ============        ============




              The accompanying  notes are an integral part of these consolidated financial statements.

                                                      F-4

                              ISRAMCO INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                              Common Stock        Additional
                                        -----------------------    Paid-In    Accumulated
                                          Shares        Amount     Capital      Deficit
                                        ----------   ----------   ----------   ----------
                                            (in thousands execpt for share information)

Balances --
  January 1, 1995                       26,691,198   $      267   $   25,928   $   (4,567)

Net income                                    --           --           --            635
                                        ----------   ----------   ----------   ----------
Balances --
  December 31, 1995                     26,691,198          267       25,928       (3,932)

Net income                                    --           --           --            830

Purchase of treasury stock from               --           --           --           --
  related party                         ----------   ----------   ----------   ----------

Balances --
  December 31, 1996                     26,691,198          267       25,928       (3,102)
                                        ----------   ----------   ----------   ----------

Net loss                                      --           --           --            (14)
                                        ----------   ----------   ----------   ----------
Balances --
  December 31, 1997                     26,691,198   $      267   $   25,928   $   (3,116)
                                        ==========   ==========   ==========   ==========


                          ISRAMCO INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   CONTINUED

                                            Treasury Stock             Total
                                        ------------------------   Shareholders'
                                           Shares       Amount        Equity
                                        ----------    ----------    ----------
                                     (in thousands except for share information)

Balances --
  January 1, 1995                             --      $     --      $   21,628

Net income                                    --            --             635
                                        ----------    ----------    ----------
Balances --
  December 31, 1995                           --            --          22,263

Net income                                    --            --             830

Purchase of treasury stock from           (292,675)         (164)         (164)
  related party                         ----------    ----------    ----------


Balances --
  December 31, 1996                       (292,675)         (164)       22,929
                                        ----------    ----------    ----------

Net loss                                      --            --             (14)
                                        ----------    ----------    ----------
Balances --
  December 31, 1997                       (292,675)   $     (164)   $   22,915
                                        ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       F-5

                         ISRAMCO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                               --------------------------------------------
                                                                 1997              1996              1995
                                                               --------          --------          --------
                                                                              (in thousands)
Cash flows from operating activities:
 Net income (loss)                                             $    (14)         $    830          $    635
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation, depletion, amortization and provision              539                37                40
    for impairment
   Amortization of intangibles                                      157                87              --
   Minority interest                                                 (5)             --                --
   Exploration costs                                                 11                34               173
   (Gain) loss on marketable securities                              68              (706)              366
   (Gain) loss on sale of equipment                                  (3)                8                 1
   Changes in assets and liabilities:
      Increase in accounts receivable                              (215)             --                --
      (Increase) decrease in prepaid expenses and other             (15)             (122)                9
        current assets
      Decrease in other assets                                      (78)             --                --
      Increase (decrease) in accounts payable and                    61               (24)              (91)
        accrued expenses
      Purchase of marketable securities                          (5,667)           (2,851)           (3,080)
      Proceeds from sale of marketable securities                 3,064             2,848             1,307
      Payment for covenants not to compete                         --                (470)             --
                                                               --------          --------          --------
         Net cash used in operating activities                   (2,097)             (329)             (640)
                                                               --------          --------          --------
Cash flows from investing activities:
   Exploration costs                                                (11)              (34)             (173)
   Purchase of equipment                                            (96)               (3)              (21)
   Purchase of oil and gas properties                            (5,196)             --                --
   Purchase of Jay Petroleum, L.L.C., net of cash acquired       (1,036)             --                --
   Proceeds from sale of equipment                                    6                23                 1
   Other                                                             27              --                --
                                                               --------          --------          --------
         Net cash used in investing activities                   (6,306)              (14)             (193)
                                                               --------          --------          --------
Cash flows from financing activities:
   Purchase of treasury stock                                      --                (164)             --
   Proceeds from long-term debt                                   3,000              --                --
   Principal payments on long-term debt                            (855)             --                --
                                                               --------          --------          --------

         Net cash provided by (used in) financing                 2,145              (164)             --
          activities                                           --------          --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (6,258)             (507)             (833)

Cash and cash equivalents - beginning of year                    15,999            16,506            17,339
                                                               --------          --------          --------

Cash and cash equivalents - end of year                        $  9,741          $ 15,999          $ 16,506
                                                               ========          ========          ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                    $    341          $      2          $      5
                                                               ========          ========          ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       F-6

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- General and Summary of Significant Accounting Policies:
-------------------------------------------------------------------

     [1] The Company:

     Isramco Inc. and subsidiaries (the "Company"), is engaged in the acquisition, exploration, operation and development of oil and gas properties and the temporary investment of surplus funds in securities. As of December 31, 1997, the Company owns properties in Texas, Michigan, Louisiana, Wyoming, New Mexico, the Republic of Congo, Africa, and a 1.0043% working interest in various properties located in Israel.

     [2] Consolidation:

     The consolidated financial statements include the accounts of the Company, its direct and indirect wholly-owned subsidiaries Isramco Oil and Gas Ltd. ("Oil and Gas") and Isramco Underwriters, Ltd. ("Underwriters"), both Israeli companies, Isramco Resources Inc., a British Virgin Islands company, its majority owned subsidiary, Jay Petroleum, L.L.C., ("Jay") and an immaterial wholly-owned foreign subsidiary. Intercompany balances and transactions have been eliminated in consolidation. Another wholly-owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli Company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for a Limited Partnership and has no significant assets or operations. The Company holds a 35% interest in Jay Management, L.L.C. ("Jay Management"). This investment is accounted for under the equity method of accounting.

     [3] Method of Accounting for Oil and Gas Operations:

     The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded.

     Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depreciation, depletion, amortization and provision for impairment expense for the Company's oil and gas properties amounted to approximately $502,000 for the year ended December 31, 1997, and none for 1996 and 1995.

                         ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

     [4] Marketable Securities:

     Statement of Financial Accounting Standard No. 115 ("SFAS No. 115") requires that marketable securities held for trading be recorded at their market value. Company management considers the Company's marketable securities to be held for trading purposes as defined by SFAS No. 115, and as such the securities are reported at fair value. This includes such investment securities of related parties. Realized gains and losses from the sale of marketable securities are determined on the specific identification method. Unrealized gains and losses arising from marketable securities are reflected in current operations.

     [5] Equipment:

     Equipment, consisting of motor vehicles, office furniture and equipment, is carried at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets.

     [6] Translation of Foreign Currencies:

     Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States ("U.S.") dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas, Isramco Underwriters and the Israel branch have been remeasured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. Depreciation is remeasured based on the historical dollar cost of the underlying assets. The net effects of currency translations were not material in any period.

     [7] Income Per Common Share:

     At December 31, 1997, 1996 and 1995 earnings per share amounts are based on the weighted average number of shares outstanding. The assumed conversion of warrants and exercise of options do not result in material dilution. The implementation of Statement of Financial Accounting Standards No. 128 entitled "Earnings per Share" during 1997 had no impact on reported earnings per share for any of the years presented in the accompanying financial statements.

     [8] Cash Equivalents:

     Cash equivalents include short-term investments with original maturities of 90 days or less and are not limited in their use.

     [9] Noncompete Agreements:

     Noncompete agreements are amortized over the period to be benefited, generally from three to five years.

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

     [10] New Pronouncements:

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays these items with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company in which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

     [11] Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

     Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum-engineering firm determines the Company's reserve estimates. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, 1997, approximately 14% of the Company's oil and gas reserves were attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

                         ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

     As mandated under SFAS No. 121, the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, as described in the paragraph below. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by historical and projected prices for oil and natural gas which have typically been volatile. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

     [12] Impairment of Long-Lived Assets:

     In March 1995, the FASB issued SFAS No. 121, Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To be Disposed Of. SFAS No. 121 changes the Company's method of determining impairment for all long-lived assets, including proved oil and gas properties. SFAS No. 121 requires the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a field-by-field basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

     [13] Income Taxes:

     The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

     [14] Oil and Gas Revenues:

     The Company recognizes oil and gas revenues as production occurs. As a result, the Company accrues revenue relating to production for which the Company has not received payment.


(NOTE B) -- Transactions with Affiliates and Related Parties:
-------------------------------------------------------------

     The Company acts as Operator for joint ventures engaged in the exploration for oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

                         ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

     Operator fees earned and related operator expenses are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                               1997          1996          1995
                                              ------        ------        ------
                                                        (in thousands)

Operator fees:
   Negev Med Venture                          $  288        $  324        $1,025
   Shederot Venture                               72            72          --
   Yam Ashdod Carveout                           101            36          --
   Yam Carveout                                 --              36            72
   Bessor Carveout                              --            --              18
                                              ------        ------        ------

                                              $  461        $  468        $1,115
                                              ======        ======        ======

Operator expenses                             $  507        $  656        $  619
                                              ======        ======        ======

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

     During 1997, 1996, and 1995, the Company paid JOEL $30,000,  $162,500,  and
$180,000 respectively, for rent, office, secretarial and computer services. Effective in October 1996 the Company began paying JOEL $8,000 per month for such services. From April 1997 through September 1997, the Company paid Naptha $6,000 per month and then effective October 1997, $5,000 per month for such services.

     The Company paid JOEL a consulting fee of $6,000 per month for financial and supervisory services from January 1, 1992 through March 1996.

     A subsidiary of the Company is the general partner of Isramco-Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $480,000 for the year ended December 31, 1997 and $420,000 in each of the years in the two-year period ended December 31, 1996.

     The Company occupied facilities of Petronav, Inc., a company owned by the Company's former Chief Executive Officer, in New York, on a month-to-month basis, at a rental of $2,000 per month through March 1995 and $3,000 through August 1996.

     Equital, Ltd. ("Equital"), formerly known as Pass-Port Ltd. ("Pass-Port"), a significant investor in JOEL, is an Israeli company whose shares are traded on the Tel-Aviv Stock Exchange. The Company's former Chief Executive Officer and Chairman of the Board had served as Chairman of the Board of Directors and General Manager of Equital. The Company paid Equital $6,000 for consulting services during 1995. In 1996, the Company received $15,000 from Equital for consulting services.

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

     During the years ended December 31, 1997, 1996 and 1995, the Company incurred $-0-, $-0-, and $98,000, respectively, for legal services and $253,900, $5,000, and $5,000, respectively, for consulting services rendered by officers/directors of the Company.

     In October 1995, the Company entered into a one-year employment agreement with its former President at an annual salary of $144,000. In June 1996, the President resigned from his office and pursuant to a termination agreement the Company paid him $72,000. The Company also paid him $200,000 in consideration for a five year covenant not to compete and entered into a consulting agreement with a company owned by the former President for a term of one year. In 1996, $72,000 was paid in advance in connection with this agreement. The Company recorded a charge to earnings of approximately $128,000 relating to these agreements in 1996 which is included in general and administrative expenses.

     The Company agreed to pay its former Chief Executive Officer, $8,250 per month through July 1997 for consulting services. During the period of January through April 1996 and the year ended December 31, 1995 payments of $33,000, and $99,000, respectively, were made to other entities as directed by the executive, and are included in general and administrative expenses. In April 1996, the executive resigned from his position. Pursuant to a termination agreement, the Company agreed to pay him $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration for a three year covenant not to compete, and, purchased from Southern Shipping and Energy, Inc., a company controlled by the former Chief Executive Officer, 292,675 shares of the Company's common stock for $208,238. In connection with the termination agreement, the Company recorded a charge to earnings of approximately $235,000, which is included in general and administrative expenses. The charge includes $44,000 representing the excess of the purchase price of the Company's common stock over its fair market value at the time of the transaction.

     In May of 1996 the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which had a term of two years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum and in December 1997 the term was extended to May 31, 2001. The Consulting Agreement, as amended, provides that the term shall be automatically extended for an additional term of three years, commencing June 1, 2001, unless the Company has given notice at least 90 days prior to June 1, 2001 that it does not intend that the term be renewed. In the event that Mr. Tsuff is terminated by the Company, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

     For additional related party transactions, see acquisitions Footnote J.

                         ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Marketable Securities:
---------------------------------

     At December 31, 1997 and December 31, 1996 the Company owned 4,576,561 shares (approximately 5%) of JOEL, a related party (see Note B), with a cost and market value of $2,316,000 and $1,573,000, respectively, in 1997 and $2,316,000 and $1,844,000, respectively, in 1996.

     At December 31, 1997 and December 31, 1996, the Company owned 319,529 units of the Isramco-Negev 2 Limited Partnership, a related party (see Note B), with a cost and market value of $22,000 and $3,000 in 1997 and 1996, respectively.

     Sales of marketable securities resulted in realized gains (losses) of $193,000, $(160,000), and $210,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     At December 31, 1997 and 1996, the Company had net unrealized losses on marketable securities of $866,000 and $400,000, respectively. The change in the net unrealized holdings gain or loss included in earnings is a loss of $466,000 in 1997, a gain of $867,000 in 1996, and a loss of $577,000 in 1995.


     Marketable securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of the following:

                                                  DECEMBER 31,
                               -------------------------------------------------
                                        1997                       1996
                               -----------------------   -----------------------
                                              Market                     Market
                                  Cost        Value         Cost         Value
                               ----------   ----------   ----------   ----------

Debentures                     $5,152,000   $5,068,000   $3,660,000   $3,714,000
Convertible debentures               --           --         97,000       90,000
Investment trust fund                --           --        671,000      705,000
Equity securities               2,827,000    2,045,000    2,450,000    1,969,000
                               ----------   ----------   ----------   ----------

Total                          $7,979,000   $7,113,000   $6,878,000   $6,478,000
                               ==========   ==========   ==========   ==========



                              ISRAMCO INC. AND SUBSIDIARIES

                              NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Oil and Gas Properties:
----------------------------------
                                                                               Total
                                                                            Capitalized
                                                 Unproved       Proved         Costs
                                               -----------    -----------   -----------

Balance--January 1, 1995                       $      --      $      --     $      --

Changes in the year ended December 31, 1995:
   Exploration costs in progress                   173,000           --         173,000
   Exploration costs written off                  (173,000)          --        (173,000)
                                               -----------   -----------    ------------
Balance--December 31, 1995                            --             --            --

Changes in the year ended December 31, 1996:
   Exploration costs in progress                    34,000           --          34,000
   Exploration costs written off                   (34,000)          --         (34,000)
                                               -----------   -----------    ------------
Balance--December 31, 1996                            --             --            --

Changes in the year ended December 31, 1997:
   Acquisition costs                             2,700,000      4,571,000     7,271,000
   Exploration costs in progress                    11,000           --          11,000
   Exploration costs written off                   (11,000)          --         (11,000)
                                               -----------   -----------    ------------
Balance--December 31, 1997                     $ 2,700,000    $ 4,571,000   $ 7,271,000
                                               ===========    ===========   ===========



                                          F-14

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



(NOTE E) -- Equipment:
----------------------

                                                       December 31,
                                          -------------------------------------
                                             1997          1996          1995
                                          ---------     ---------     ---------
Cost:
   Balance--beginning of year             $ 163,000     $ 233,000     $ 217,000
   Purchases                                 97,000         3,000        21,000
   Sales and dispositions                    (9,000)      (73,000)       (5,000)
                                          ---------     ---------     ---------

   Balance--end of year                     251,000       163,000       233,000
                                          ---------     ---------     ---------
Accumulated depreciation:
   Balance--beginning of year                98,000       102,000        65,000
   Depreciation expense                      37,000        37,000        40,000
   Depreciation of equipment that
    was sold or retired                      (5,000)      (41,000)       (3,000)
                                          ---------     ---------     ---------

   Balance--end of year                     130,000        98,000       102,000
                                          ---------     ---------     ---------
Balance--cost less accumulated
 depreciation                             $ 121,000     $  65,000     $ 131,000
                                          =========     =========     =========

Annual rates of depreciation are
 as follows:

   Office equipment and furniture                        7%--20%

   Motor vehicles                                       15%--20%



A summary of property and equipment is as follows:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------

Unproved properties                                 $ 2,700,000     $      --
Oil and gas properties                                4,571,000            --
Transportation equipment                                142,000         107,000
Office equipment                                        109,000          56,000
                                                    -----------     -----------
                                                      7,522,000         163,000
Less accumulated depletion, depreciation,
 amortization and provision for impairment             (632,000)        (98,000)
                                                    -----------     -----------

                                                    $ 6,890,000     $    65,000
                                                    ===========     ===========



                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Shareholders' Equity:
--------------------------------

     The Company's stock option plan (the "Plan") which expired on January 31, 1993, provided for both incentive stock options and nonqualified stock options.

     The 1993 stock  option  plan (the "1993  Plan") was  approved at the Annual
General Meeting of Shareholders held on August 13, 1993. 500,000 shares of common stock are reserved under the 1993 Plan. Options granted under the 1993
Plan may be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options are granted for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The options granted under this plan were fully vested at grant date. The exercise price for a nonqualified stock option may be set by the administrator.

     Summary of the status of the Company's stock options is presented below:

                                                                    Year Ended December 31,
                                    ------------------------------------------------------------------------------------
                                               1997                        1996                         1995
                                    ------------------------------------------------------------------------------------

                                                     Weighted-                    Weighted-                  Weighted-
                                                      Average                      Average                    Average
                                                      Exercise                     Exercise                   Exercise
                                       Shares          Price        Shares          Price        Shares        Price
                                       ------          -----        ------          -----        ------        -----

"1993 Plan" and the "Plan":
   Outstanding at beginning           297,500        $   2.08      337,500         $   1.99      572,500      $   2.45
     of year
   Granted                               --               --          --                --        30,000          0.56
   Expired                               --               --       (40,000)            1.37     (265,000)         2.76
   Outstanding at end of year         297,500            2.08      297,500             2.08      337,500          1.99
   Options exercisable at end         297,500            2.08      297,500             2.08      337,500          1.99
     of year

   Weighted average fair value
     of options
       Granted during the year                        $ - 0 -                      $    0 -                   $    .43
                                                      =======                      ========                   ========

     As of December 31, 1997, 297,500 options were outstanding and exercisable with a price range of $0.56 -- $2.31, with a weighted-average remaining contractual life and weighted-average exercise price of 6.3 years and $2.08, respectively.



                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




                                                                  Year Ended December 31,
                                    ------------------------------------------------------------------------------------
                                             1997                         1996                        1995
                                    ------------------------------------------------------------------------------------
                                                    Weighted-                     Weighted-                    Weighted-
                                                    Average                       Average                      Average
                                                    Exercise                      Exercise                     Exercise
                                     Shares          Price       Shares            Price       Shares           Price
                                     ------          -----       ------            -----       ------           -----
"Consultants and others":
   Outstanding at beginning
     of year                         20,000        $   2.31      550,000         $   1.98      517,500         $   1.84
   Granted                              --               --          --               --       550,000             1.98
   Expired                              --               --     (530,000)            1.96     (517,500)            1.84

   Outstanding at end of year        20,000            2.31       20,000             2.31      550,000             1.98

   Options exercisable at year-      20,000            2.31       20,000             2.31      550,000             1.98
      end

   Weighted average fair value
      of options
        Granted during the year                    $  - 0 -                      $  - 0 -                      $    .04
                                                   ========                      ========                      ========

     As of December 31, 1997, 20,000 options were outstanding and exercisable at a price of $2.31 with a remaining contractual life of 5.7 years.

     During 1995, the Company granted 30,000 options to a director under the 1993 Plan exercisable through July 2005 at an exercise price of $0.56 per share.

     During 1995, options to acquire 517,500 of the Company's common stock, granted pursuant to consulting arrangements, expired.

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

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


     The Company has outstanding Class A Redeemable Warrants and Class B Redeemable Warrants which it issued pursuant to a public offering in 1993. A Class A Redeemable Warrant entitles the holder to purchase one share of common stock at a price of $2.00 at any time after the date of issuance until April 16, 1999 (extended from April 16, 1998). A Class B Redeemable Warrant entitles the holder to purchase one share of common stock at a price of $4.00 at any time after issuance until April 16, 1999 (extended from April 15, 1998). At December 31, 1997, 7,498,894 Class A Redeemable Warrants and 7,675,000 Class B Redeemable Warrants are outstanding. The Class A and Class B warrants are subject to redemption by the Company at a price of $.001 per warrant on thirty days' notice after the price of the Company's common shares exceeds $2.10 and $4.20, respectively.

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

     Shares of common stock reserved for future issuance are:

     Options granted under the 1993 Plan                        297,500
     Options  available  for grant under the 1993 Plan          202,500
     Class A Redeemable   Warrants                            7,498,894
     Class  B  Redeemable   Warrants                          7,675,000
     Shares underlying the Underwriter Warrant                1,800,000
     Other                                                       20,000
                                                             ----------

        Total                                                17,493,894
                                                             ==========

     The Company applies Accounting Principles Bulletin Opinion No. 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data).

                                                            YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                               1997                 1996                   1995
                                           -------------        -------------          -----------

Net income (loss)  -- as report            $     (14,000)       $     830,000          $   635,000
                                           =============        =============          ===========
                   -- pro forma            $     (14,000)       $     830,000          $   610,000
                                           =============        =============          ===========
Earnings per share -- as reported          $        --          $         .03          $       .02
                                           =============        =============          ===========
                   -- pro forma            $        --          $         .03          $       .02
                                           =============        =============          ===========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995; dividend yield of zero (0%) percent, expected volatility of 61%, risk free interest rates ranging from 5.51% to 7.13%, and weighted average expected life of 1.7 years.

                                      F-18

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) -- Income Taxes:
-------------------------

     Income (loss) before income taxes from U.S. and foreign results of operations is as follows:

                                   1997               1996               1995
                                ---------          ---------          ---------

       U.S.                    $ (25,000)         $(151,000)         $ (84,000)
       Foreign                    10,000            981,000            802,000
                                ---------          ---------          ---------

         Total                  $ (15,000)         $ 830,000          $ 718,000
                                =========          =========          =========



     The provision for income taxes is as follows:


                                    1997              1996               1995
                                 ---------         ---------          ---------
       Current:
          U.S.                   $       0         $  34,000          $ 455,000

       Deferred:
          U.S.                           0           (34,000)          (372,000)
                                 ---------         ---------          ---------

          Total                  $    --           $    --            $  83,000
                                 =========         =========          =========



     Deferred taxes are provided principally in relation to temporary differences in unrealized appreciation (depreciation) in marketable securities and net operating losses. Income taxes in 1995 arose from the federal alternative minimum tax.

     The deferred tax assets as of December 31, 1997 and 1996 are as follows:

                                                                 ASSETS
                                                        -----------------------
                                                           1997          1996
                                                        ---------     ---------

     Unrealized depreciation of
       marketable securities                            $ 300,000     $ 137,000
     U.S. Federal net operating losses                    499,000       659,000
     U.S. Federal alternative minimum tax credits          89,000        89,000
                                                        ---------     ---------
                                                          888,000       885,000

     Valuation allowance                                 (888,000)     (885,000)
                                                        ---------     ---------

                                                        $     --      $     --
                                                        =========     =========

     The change in the valuation allowance from December 31, 1996 to December 31, 1997 amounted to $3,000 and was caused primarily by the change by the reduction of the net operating loss carryforward.

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

     A reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                             1997          1996         1995
                                           ---------    ---------    ---------

     Computed at U.S. statutory rates      $ 140,000    $ 282,000    $ 252,000

     Reduction resulting from
       net operating
       loss carryforward                    (140,000)    (282,000)    (169,000)
                                           ---------    ---------    ---------

                                           $            $    --      $  83,000
                                           =========    =========    =========


     At December 31, 1997, net operating loss carryforwards available to reduce future federal taxable income amounted to approximately $1,426,000, expiring at various dates through 2007. Due to certain changes in ownership by shareholders owning greater than 5% of the Company's outstanding common stock, the net operating loss carryforward may be subject to annual limitations.

     The Company also has net operating loss carryforwards of approximately $4,000,000 available to reduce future Israeli taxable income from its Israel Branch and its Israeli subsidiaries. These net operating loss carryforwards are not limited by an expiration date. The ultimate realization of the tax benefits is dependent upon these entities earning future taxable income and accordingly, the Company has established an offsetting valuation allowance because it is not presently able to predict that such taxable income will be earned.


(NOTE H) -- Concentration of Credit Risk:
-----------------------------------------

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at December 31, 1997.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

     A significant portion of the Company's cash and cash equivalents is invested in three money-market funds.

     Substantially all marketable securities owned by the Company are held by two banks in Israel.

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE I) -- Commitments and Contingencies:
------------------------------------------

     Commitments: The Company leases corporate office facilities under a three-year operating lease expiring September 2000 at a monthly rental of $2,540. The Company shares office space with Jay Management L.L.C., an affiliate, and received $4,000 in rents under an informal sublease arrangement for use of such facilities during November and December 1997.

     At December 31, 1997, future minimum lease payments under noncancellable operating leases are approximately:

             YEARS ENDING DECEMBER 31,               AMOUNT
             -------------------------               ------

                      1998                         $  30,000
                      1999                            30,000
                      2000                            20,000
                                                   ---------

                                                   $  80,000
                                                   =========

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was immaterial.

     Contingencies: The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position or operating results of the Company.


(NOTE J) -- Acquisitions:
-------------------------

     On February 5, 1997 the Company acquired an 82.9% membership interest in Jay at an aggregate cost of $1.2 million; $677,500 for a 50% interest from N.I.R. Resources, Inc. ("NIR"), $363,750 for a 25% interest from Stonewall Resources, LLC, and $132,650 as a capital contribution to Jay for a 7.9% interest. The Company assumed long-term bank debt of approximately $1,065,000, resulting in a total purchase price of $2,141,000 substantially all of which was allocated to oil and gas properties. The acquisition was accounted for on the purchase method of accounting. No goodwill arose from the acquisition. The Company's share of profits after recovery of its investment is 70.06%. NIR is a wholly owned subsidiary of Naphtha. The Branch Manager of the Company's Israel Branch is the General Manager of Naphtha and the Company's President is also a director of Naphtha. In addition, officers and directors of the Company are associates of officers and directors of Naphtha.

     Jay entered into a Management Agreement with Jay Management, a Texas limited liability company formed in February 1997 for the purpose of operating certain oil and gas interests and managing certain oil and gas interests owned

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


or to be acquired by Jay. For a capital contribution of $350.00 the Company acquired a 35% interest in Jay Management. Pursuant to the Management Agreement, Jay will pay to Jay Management a management fee of $12,500 per month. Jay Management also receives all operating fees pursuant to the Operating Agreement for the contract wells. The term of the Management Agreement is for ten years, unless terminated by either party on not less than one hundred eighty days notice. The designated manager of Jay Management receives a management fee of $5,000 per month.

     On February 13, 1997 Jay acquired from Snyder Oil Corporation of Fort Worth, Texas, various operated and nonoperated interests in oil and gas wells in Louisiana, Texas and Wyoming for a cost of $2,669,000 million. The acquisition was financed primarily with bank financing obtained by Jay through a $10 million Master Note Facility with Comerica Bank--Texas, Houston, Texas. The Company is not a borrower or guarantor under this Master Note Facility.

     On September 4, 1997 the Company acquired from Equital Ltd.Can affiliated company formerly known as Pass-port Ltd., which controls JOEL (see Note B)--a 50% participation in a joint venture that holds two permits offshore of the Republic of Congo, the Marine III Exploration permit and the Tilapia Exploitation permit to develop the Tilapia Field. The purchase price was $2.7 million, all of which was paid in cash. In addition, the Company granted Equital an 8% carried interest after payout in its rights regarding the production-sharing contract on the Tilapia permit. "Payout" as defined in the agreement means recovery of all of the investments to be done by the Company in the Tilapia permit, excluding the purchase price paid by the Company to Equital Ltd. for Tilapia of $2.55 million. The other participant in the joint venture is Naphtha Israel Petroleum Corp. Ltd., which controls the Company. The operator for this project is Naphtha Congo Ltd., a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd. Naphtha Congo is paid $14,000 annually which costs are shared equally between the Company and Naphtha annually in consideration for office services, accounting and overhead. It will also receive from these parties fees as to be detailed in a joint operating agreement. The Company received a fair market valuation of the two permits from an independent petroleum engineering consultant.


(NOTE K) - Long-term Debt:
--------------------------

     The Company has a $10 million bank line of credit facility in place to finance acquisitions of oil and gas prospects for Jay. The loan bears interest at the base rate of the bank plus 1.5% (9.75% at December 31, 1997) and matures in February 2000. Advances outstanding under the bank loan facility are collateralized by the oil and gas properties acquired and are limited to the "Borrowing Base", as defined, which is subject to an annual redetermination. Payments of $65,100 per month, plus interest, are required until the April 1, 1998 redetermination date.

     Under the terms of the financing agreement with the bank, the Company must meet certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility.

                          ISRAMCO INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


     Future principal payments on the bank loan facility as of December 31, 1997 are as follows:

     YEAR ENDED DECEMBER 31,
     -----------------------

            1998                          $    781,000
            1999                               781,000
            2000                             1,665,000
                                          ------------

     Less: current portion                    (781,000)
                                          ------------
     Long-term debt                       $  2,446,000
                                          ============


(NOTE L) - Geographical Segment Information:
--------------------------------------------

     The Company's operations involve a single industry segment--the exploration, development, production and transportation of oil and natural gas. Its principal oil and gas activities are concentrated in foreign countries. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.

     The Company's oil and gas business is subject to operating risks associated with the exploration, production and refining of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities or formations. In addition, oil and gas prices have fluctuated substantially in recent years as a result of events which were outside of the Company's control.

     Financial information, summarized by geographic area, is as follows:



                                    ISRAMCO INC. AND SUBSIDIARIES

                                    NOTES TO FINANCIAL STATEMENTS


                                                         Geographic Segment
                                            ---------------------------------------------
                                             United                                             Consolidated
               1997                          States             Israel             Other            Total
------------------------------------        --------           --------           -------          --------
                                                            (in thousands)

Sales and other operating revenue           $  2,001           $    944           $  --            $  2,945

Total revenue
Costs and operating expense                   (1,668)              (518)             --              (2,186)
                                            --------           --------           -------          --------

Operating profit (loss)                     $    333           $    426           $  --            $    759
                                            ========           ========           =======          ========

Interest income and other                                                                               852
  corporate revenues                                                                                 --------

General corporate expenses                      --                 --                --              (1,289)
Interest expense                                                                                       (341)
Minority interest                                                                                         5
                                                                                                   --------

Net loss                                                                                                (14)
                                                                                                   ========

Identifiable assets at December 31, 1997    $  4,107           $     83           $ 2,700          $  6,890
                                            ========           ========           =======
Corporate assets                                                                                     19,893
                                                                                                   --------

Total assets at December 31, 1997                                                                  $ 26,783
                                                                                                   ========
Depreciation, depletion and
 amortization rate per equivalent
 barrel of oil                              $   3.57           $   --             $  --            $   3.57
                                            ========           ========           =======          ========

Capital Expenditures                        $  3,532           $     96           $ 2,700          $  6,328
                                            ========           ========           =======          ========


(NOTE M) - Subsequent Events:
-----------------------------

     In March 1998, the Company purchased the remaining 17.1% ownership interest in Jay Petroleum held by Jay Resources Corporation and Jay Natural Resources, Inc. as a result of arbitration.

     In March 1998 the Company acquired an additional 30% interest in Jay Management from Jay Natural Resources, Inc. as a result of arbitration with the former manager of Jay Management. The transfer of ownership was effective on December 31, 1997. This transaction will give the Company a 65% ownership interest in Jay Management.

                          ISRAMCO INC. AND SUBSIDIARIES

                      SUPPLEMENTARY OIL AND GAS INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

The   accompanying   unaudited  oil  and  gas   disclosures   are  presented  as
supplementary information in accordance with Statement No. 69 of the Financial Accounting Standards Board.

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below. The Company had no oil and gas assets or operations prior to 1997.


Capitalized costs:
                                                               1997
                                                      ----------------------
                                                       UNITED
                                                       STATES         CONGO
                                                      -------        -------
                                                          (in thousands)

   Unproved property                                 $  --          $ 2,700
   Proved and unproved properties                       4,571           --
   Accumulated depreciation, depletion,
    amortization and provision for
    impairment                                           (502)          --
                                                      -------        -------

   Net capitalized costs                              $ 4,069        $ 2,700
                                                      =======        =======


Costs Incurred in Oil and Gas Property Acquisition,  Exploration and Development
Activities:

   Property acquisition costs--proved                 $ 4,571        $ 2,700
    and unproved properties
   Exploration Costs                                     --             --
   Development costs                                     --             --


Results of Operations for Oil and Gas Producing Activities:

   Oil and gas sales                                  $ 2,001        $  --

   Lease operating expense and
    severance taxes                                       972           --
   Depreciation, depletion, amortization
    and provision for impairment                          502           --
   Explorations costs                                    --             --
                                                      -------        -------
                                                        1,474           --
                                                      -------        -------
   Income before tax provision                            527           --
   Provision (benefit) for income taxes                  --             --
                                                      -------        -------

   Results of operations                              $   527       $  --
                                                      =======        =======

                          ISRAMCO INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



Oil and Gas Reserves:

Oil and gas proved reserves cannot be measured exactly. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data become available during the producing life of a reservoir. When a commercial reservoir is discovered, proved reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the reserve estimate. The evolution of technology may also result in the application of improved recovery techniques such as supplemental or enhanced recovery projects, or both, which have the potential to increase reserves beyond those envisioned during the early years of a reservoir's producing life.

The  following  table   represents  the  Company's  net  interest  in  estimated
quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 1997, and for the year then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserve are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion. All of the Company's proved reserves are in the United States. The Company had no proved reserves prior to 1997.

                                                     OIL BBLS          GAS MCF
                                                    ----------       ----------

   January 1, 1997                                        --               --

      Acquisition of minerals in place                 155,879        5,392,558
      Production                                       (39,943)        (604,010)
                                                    ----------       ----------

   December 31, 1997                                   115,396        4,788,548
                                                    ==========       ==========

The Company's proved developed reserves are as follows:

                                                     OIL BBLS          GAS MCF
                                                    ----------       ----------

   December 31, 1997                                   115,396        4,788,548
                                                    ==========       ==========

                          ISRAMCO INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


Standardized Measure of Discounted Future Net Cash Flow:

The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with Statement of Financial Accounting Standards No. 69. Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's estimated share of the future production from proved oil and gas reserves. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value. The standardized measure is intended only to assist financial statement users in making comparisons among companies.

                                                                       1997
                                                                   ------------

   Future cash inflows                                             $ 15,410,237
   Future development costs                                            (541,678)
   Future production costs                                           (5,905,863)
                                                                   ------------

   Future net cash flows                                              8,962,696
   Annual discount 10% rate                                          (3,625,706)
                                                                   ------------

   Standardized measure discounted
    future net cash flows                                          $  5,336,990
                                                                   ============

Estimated future income taxes were eliminated because estimated future tax deductions related to oil and gas properties exceeded estimated future net revenues based on oil and gas prices and related costs at December 31, 1997.


Changes in Standardized Measure of Discounted Future Net Cash Flows:

The principal sources of change in the standardized measure of discounted future net cash flows for the year ended December 31, 1997 were as follows:

   Beginning of year                                                $      --
   Sales and transfer of oil and gas
     produced, net of production costs                               (1,029,853)
   Net changes in prices and production
     costs                                                             (329,000)
   Acquisition of minerals in place                                   6,125,843
   Accretion of discount                                                570,000
                                                                    -----------

   End of year                                                      $ 5,336,990
                                                                    ===========

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         ---------------------------------------------

     Effective as of February 9, 1998 the Company terminated the firm of Richard
A. Eisner & Company, LLP and appointed the firm of Hein + Associates, LLP as its principal auditors. Richard A. Eisner & Company LLP's report on financial statements of the Company for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope, or audit principles. See Form 8-K for the month of February, 1998 filed by the Company on February 9, 1998 and incorporated herein by reference.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant
          --------------------------------------------------

Daniel Avner has been a director and Secretary of the Company since May 1996. Since July 1997 Mr. Avner has been President of the Company. Mr. Avner since 1992 has been the General Manager of E.D.R. GMBH Co., a company which engages in investment, development and management of residential property in Germany. From 1991 to 1992 Mr. Avner was a Financial Analyst with Proctor & Gamble Company in Germany. Mr. Avner holds a BA Degree in Accounting and Economics from the University of Tel Aviv and a Masters of Business Administration from Duke University. Age 35.

Tina Maimon Arckens has been a director of the Company and a director of Isramco Oil and Gas Ltd. since March 1997. Mrs. Arckens is a director of YHK General Manager Ltd. Mrs. Arckens is the sister of Jackob Maimon, the Chairman of the Board of Directors of Naphtha Holdings Ltd. and Naphtha Israel Petroleum Corp. Ltd. Mrs. Maimon Arckens is a housewife. Age 43.

Linda Canina has been a director of the Company since December 1997. From 1993 to the present Dr. Canina has held the position of Professor of Finance at Cornell University, Ithaca, New York. Dr. Canina also holds the position of Visiting Assistant Professor of Finance at the Recanati School of Business in Tel Aviv, Israel. From July 1992 - January 1993 Dr. Canina was a Research Fellow, Johnson Graduate School of Management, Cornell University. Age 42.

Avihu Ginzburg has been a director of the Company since July 1997. Dr. Ginzburg is currently Emeritus Professor in Geophysics at Tel Aviv University. In 1996 he was Visiting Professor in Exploration Geophysics at Curtin University, Perth, Western Australia; and, Research Fellow at the Department of Geological Sciences, University College, London. From 1992 - 1995 Dr. Ginzburg held the position of Chairman of Geophysics and Planetary Science at Tel Aviv University. Age 71.

Yossi Levy has been Branch Manager of the Company's Branch Office in Israel. Since 1988 Mr. Levy has held the position of General Manager of Naphtha - Israel Petroleum Corp. (Naphtha), a public company in the oil and gas business in Israel. Since 1995 Mr. Levy has been General Manager of N.I.R. (Naphtha International Resources) Ltd. Naphtha through its subsidiary (Naphtha Holdings Ltd.) may be deemed to be a controlling shareholder of the Company Age 46.

Haim Tsuff has been a director of the Company since January 1996 and the Chairman of the Board of Directors and Chief Executive Officer since May 1996. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. and Chairman of YHK General Manager Ltd. (which entity effectively controls Equital Ltd., JOEL Ltd., Naphtha, Naphtha Holdings Ltd., public companies in Israel) and may be deemed to control the Company. During the past five years, Mr. Tsuff has served as General Manager of Painton Chemical Industries Ltd., a private company which produces printed material. Mr. Tsuff is also the Managing Director and Chairman of the Board of Y. Habaron Ltd. (real estate), Painton Chemical Factors Ltd. (printed material), Madad Ltd. (printed material), Benfica Holdings Ltd. (construction) and Benfica Ltd. (construction), all of which are private companies. See Security Ownership of Certain Beneficial Owners. Age 39.

Item 10.  Executive Compensation
          ----------------------

     SUMMARY OF COMPENSATION
     -----------------------

     The following table sets forth the compensation paid for years 1995 - 1997 to the Chief Executive Officer and the five (5) other highly paid officers and/or key employees of the Company.



                                                     Summary Compensation Table

                                    Annual Compensation                                            Long-Term Compensation
                                    -------------------                                            ----------------------

Name and                            Year      Salary/           Bonus            Other Annual      Securities      All Other
Principal                                     Consulting                         Compensation      Underlying      Compensation
Position                                      Fee                                         (6)      Options
-------------------------------------------------------------------------------------------------------------------------------

Haim Tsuff                          1997        216,000
  Chairman of the Board             1996         84,000             ----              ----            ----             ----
  and Chief Executive Officer (1)

Daniel Avner
  President and Secretary (2)       1997         37,900

Pincus Pincus                       1997            -0-
  Controller Branch Office

Yossi Levy                          1997         92,230
 Branch Manager (3)                 1996         36,055                                                                ----

Joshua Folkman                      1997        101,128
  Exploration Manager               1996        106,441             ----
  Branch Office                     1995         92,777                                             25,000             ----

Yuval Ran                           1997        151,000
  Former President (4)              1996         60,000             ----              ----

Raanan Wiessel (5)                  1997         91,358                                               ----
  Former Treasurer                  1996         70,565             ----              ----          20,000             ----
  Controller
  Branch Office


Notes

(1) In May of 1996 the Company entered into a Consulting Agreement with a company owned and controlled by Haim Tsuff, the Chairman of the Board and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement as amended April 1997, the Company pays to consultant the sum of $240,000 per annum in installments of $20,000 per month in addition to reimbursing all reasonable business expenses incurred in connection with the services rendered on behalf of the Company.

(2) In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the President of the Company. Pursuant to this Agreement, the Company has agreed to pay the Consultant the sum of $7,500 per month plus expenses. The Company has also agreed to provide a company car and company furnished apartment to Consultant, if available.

(3) In November of 1996 the Company entered into an Employment Agreement with Yossi Levy, the Managing Director of Naphtha Israel Petroleum Company Ltd. to employ Mr. Levy as the General Manager of the Israel Branch of the Company.

(4) In August of 1996 the Company entered into a Consulting Agreement with Yuval Ran, the former President of the Corporation. Pursuant to the Consulting Agreement as amended April 1997, the Company has agreed to pay to Mr. Ran the sum of $240,000 per annum payable in installments of $20,000 per month in addition to reimbursing all reasonable business expenses incurred in connection with performing the consulting services on behalf of the Company. Mr. Ran resigned as President of the Company on July 15, 1997.

(5)  The services of Raanan Wiessel were terminated in December 1997.

(6) Does not include personal benefits which do not exceed 10% of the cash compensation of all officers as a group.

     The following table sets forth information concerning the exercise of stock options during 1997 by each of the named executive officer and key employee and the year end value of unexercised options.




                              Aggregated Option Exercises
                                        in 1997
                              and Year End Option Values


Name                          Shares           Value              Number of        Value of
                              Acquired         Realized ($)       Securities       Unexercised
                              on Exercise                         Underlying       In the Money
                                                                  Unexercised      Options at
                                                                  Options (#)      Year End ($)(2)

--------------------------------------------------------------------------------------------------

Joshua Folkman                 0                 0                 20,000               0

Raanan Wiessel (1)             0                 0                 25,000               0




Notes

(1)  Ceased his relationship with the Company in December 1997.

(2) The value reported is based on the closing price of the common stock of the Company as reported on NASDAQ on the date of the exercise less the exercise price.

     The following table sets forth information concerning individual grants of stock options made during the 1997 fiscal year to each named executive officer and key employee. The Corporation did not grant any stock appreciation rights during 1997 and has no outstanding SAR's.

                             Option Grants in 1997

                               Individual Grants

Name             No. of           % of Total         Exercise         Expiration
                 Shares           Options            Price            Date
                 Underlying       Granted to         ($/SH)
                 Options          Employees
                 Granted
--------------------------------------------------------------------------------

                                     NONE


     All stock options were granted with an exercise price equal to the market price of the common stock on the date of grant.

     The Company during 1997 did not amend or adjust the exercise price of outstanding stock options previously awarded to any of the named executive officers or directors or employees. The only incentive plan which the Company has is its 1993 Stock Option Plan (the "Stock Option Plan").

Stock Option Plan
-----------------

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

Item 11.  Security Ownership of Directors, Officers and Key Employees
          -----------------------------------------------------------

     On March 11, 1998 the Directors, executive Officers and certain key employees of the Company beneficially owned or controlled, the aggregate 15,786,225 shares of the Company's common stock (comprising 49.9% of the shares of common stock if the Company's Class A and Class B Warrants were exercised) including 20,000 shares under options which are currently exercisable. Unless otherwise indicated, the individuals named hold sole voting and investment power over the shares listed below.

Name                   Position                                  Number of
                                                                   Shares
                                                                    Owned
                                                                 Beneficially
--------------------------------------------------------------------------------

Haim Tsuff             Chairman of the Board,                    15,766,225 (1)
                       Chief Executive Officer,
                       Chief Financial Officer,
                       and Director

Daniel Avner           President, Principal Accounting Officer
                       Secretary and Director                             0

Joshua Folkman         Exploration Manager (Israel)                  20,000 (2)

Yossi Levy             Manager of Branch Office (Israel)                  0

Pincus Pincus          Controller of Branch Office Israel)                0

Avihu Ginzburg, Ph.D.  Director                                           0

Linda Canina, Ph.D.    Director                                           0

Tina Maimon Arckens    Director                                           0

All Directors, Officers and Key Employees as a Group              _________
 (nine persons)                                                  15,766,225


Notes

(1) Haim Tsuff owns 100% of United Kingsway Ltd. which through YHK General Manager Ltd. controls various entities, which may be deemed to control the Company. For more information see Security Ownership of Certain Beneficial Owners.

(2) Includes 20,000 shares of common stock issuable upon exercise of Stock Options.

                 Security Ownership of Certain Beneficial Owners

     Set forth below is certain information with respect to ownership of the Company's securities as of March 11, 1998 by persons or entities who are known by the Company to own beneficially more than 5% of the outstanding shares of the common stock, as determined in accordance with Rule 13d-3 under the Act.

Name of                                        No. of
Beneficial Owner                            Common Shares        Percentage
----------------                            -------------        ----------

Naphtha Holdings Ltd. *                       15,766,225           49.9% +

Haim Tsuff *

United Kingsway Ltd. *

YHK Investment Limited Partnership *

Notes

* Haim Tsuff owns and controls 100% of United Kingsway Ltd. (Kingsway) which holds a 74% interest in YHK Investment Limited Partnership (YHK). Avraham Livnat Ltd. through its subsidiary Carmen Management and Assets (1997) Ltd. owns 26% of YHK. The General Partner of YHK is YHK General Manager Ltd. and Haim Tsuff, Joseph Tsuff (the father of Haim Tsuff) and Tina Maimon-Arckens (the sister of the Chairman of the Board of Naphtha are the directors of YHK General Manager Ltd. YHK owns of record 42.3% of Equital Ltd. (formerly known as Pass-port Ltd.), Equital Ltd. owns 43.4% of J.O.E.L. - Jerusalem Oil Exploration Ltd. (JOEL), JOEL owns 86.6% of Naphtha, which holds 100% of Naphtha Holdings Ltd. JOEL also owns 9.6% of the shares of Naphtha. Naphtha Holdings Ltd. owns of record approximately 47.3% (if the Class A and Class B Warrants are exercised) of the issued and outstanding common stock of the Company, Naphtha holds 2.6% (if the Class A and Class B Warrants are exercised) of the issued and outstanding common stock of the Company. Naphtha Holdings Ltd. holds 2,500,000 Class A Warrants and 2,500,000 Class B Warrants of the Company.

     Information regarding these relationships is set forth on the Chart of Ownership and in Schedule 13d filings and amendments made thereto made on behalf of the above entities which are on file with the Securities and Exchange Commission.

     As a result of the foregoing, Haim Tsuff, Kingsway, YHK, Equital Ltd., JOEL, Naphtha and Naphta Holdings Ltd. may be deemed to control the Company.

+ This percentage is based on 26,398,523 shares of common stock outstanding March 11, 1998 plus the issuance of an additional 5,000,000 shares of common stock in the event of the exercise of the Class A and Class B Warrants by Naphtha Holdings Ltd.

      The following chart sets forth the chain of ownership of the Company.



                                                                                        AVRAHAM LIVNAT LTD.

                                                                                                      100%

                 UNITED KINGSWAY LTD.                                 CARMEN MANAGEMENT AND
                 (Owned by Haim Tsuff)                                ASSETS (1997) LTD.

                                   74%                                        26%

                          Y.H.K.
                          LIMITED PARTNERSHIP (Israel)                                                2.5%

                                   42.3%


                          EQUITAL LTD.


                 9.6%                       43.4%

                          J.O.E.L. LTD.

                                            86.6%

                          NAPHTHA ISRAEL PETROLEUM
                          CORPORATION LTD.                                              5.5%

99.99%                             100%                       2.6%

I.O.C.                    NAPHTHA HOLDING LTD.
ISRAEL
OIL COMPANY
                                            47.3% (1)

                          ISRAMCO INC.


                          ISRAMCO OIL AND GAS LTD.
                          GENERAL PARTNER


                          ISRAMCO NEGEV 2 LIMITED PARTNERSHIP


------------------------

     1 Assuming exercise of all warrants

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

Agreements with Danny Toledano

     In October 1995 the Company entered into an Employment Agreement with Mr. Toledano which provided for a payment of annual salary of $144,000 per annum payable in installments of $12,000 per month. The term of the agreement was for one (1) year. In June of 1996 the Company terminated its Employment Agreement with Mr. Toledano and paid to Mr. Toledano a lump sum of $72,000 for the balance of the employment term. Pursuant to the terms of a Termination Agreement entered into between the Company and Mr. Toledano, Mr. Toledano resigned as President and Chief Operating Officer of the Company, and executed a Covenant Not to Compete Agreement with the Company. Pursuant to the terms of the Covenant Not to Compete, Mr. Toledano agreed that for a period of five (5) years he would not directly or indirectly compete with the Company in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel. In consideration for the Covenant Not To Compete, the Company paid to Mr. Toledano the sum of $200,000. The Company also entered into a Consulting Agreement with Natural Resources Exploration Services B.V., a Netherlands corporation controlled by Mr. Toledano. Pursuant to the Consulting Agreement between the Company and Natural Resources Exploration Services B.V., the Company paid a lump sum payment of $72,000 to Natural Resources Exploration Services B.V. to provide the services of Mr. Toledano to the Company through June 23, 1997.

Consulting Agreement with Dr. Joseph Elmaleh and Subsequent
   Termination Agreement

     In July of 1995 the Company formalized its existing oral consulting agreement with Dr. Joseph Elmaleh and entered into a written Consulting Agreement for the payment to Dr. Elmaleh of an annual fee of $99,000 payable in equal monthly installments of $8,250. The expiration of the term of the Consulting Agreement commenced August 1, 1995 and was to expire July 31, 1997. Under the terms of a Termination Agreement made on April 17, 1996, Dr. Elmaleh resigned as the Chairman of the Board, Chief Executive Officer and a director of Isramco and its subsidiaries, the Company terminated the 1995 Consulting Agreement with Dr. Elmaleh and (i) paid to him the sum of $123,750 representing the balance of unpaid consulting fees; (ii) paid to him the sum of $270,000 for a non-compete agreement for a term of three (3) years in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel. The Company also purchased from Southern Shipping and Energy Inc. (a company controlled by Dr. Elmaleh) 292,675 shares of the common stock of the Company held by Southern Shipping and Energy Inc. for a purchase price of $208,238.

Consulting Agreement with Haim Tsuff

     In May of 1996 the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which had a term of two (2) years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum and in December 1997 the term of the Agreement was extended to May 31, 2001. The Consulting Agreement provides that the term shall be automatically extended for an additional term of three (3) years, commencing June 1, 2001, unless the Company has given notice at least ninety
(90) days prior to June 1, 2001, that it does not intend that the term be renewed.

Consulting Agreement with Yuval Ran
-----------------------------------

     In August of 1996 the Company entered into a Consulting Agreement with Yuval Ran, the then President of the Corporation. Pursuant to this Consulting Agreement which had a term of three (3) years, the Company agreed to pay Mr. Ran the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum. Mr. Ran resigned as President of the Company on July 15, 1997, his Consulting Agreement terminated.

Consulting Agreement with Daniel Avner
--------------------------------------

     In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the President of the Company. Pursuant to this Agreement which has a term of one
(1) year through July 31, 1998, the Company has agreed to pay the Consultant the sum of $7,500 per month plus expenses. The Company has also agreed to make provide a company car and company furnished apartment to Consultant, if available.

Agreement with Equital Ltd.
---------------------------

     In December of 1997 the Company entered into a Inventory Service Management Agreement with Equital Ltd. pursuant to which the Company is obligated to pay to Equital Ltd. $1,650 plus VAT payable December, March, June and September of each year during the term of the Agreement. In the case of the drilling of a well if the total monthly hours of services provided to the Company by Equital Ltd. exceed 30 hours per month, then the Company shall pay an additional $40.00 per hour plus VAT for services rendered. The Agreement may be terminated on three
(3) month's written notice. The Company believes that the prices charged by Equital Ltd. to the Company for these services are comparable to the cost for such services negotiated in arm's length transactions. Equital Ltd. may be deemed to be a control person to the Company.

                                    GLOSSARY
                                    --------

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

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

     (a) Financial Statements

     The following documents are filed as part of this report:

                                                                       Page No.
                                                                       --------

     Independent Auditors' Report                                       F-1

     Independent Auditors' Report                                       F-2

     Isramco, Inc. and Subsidiaries Consolidated
       Financial Statements

        Balance Sheets as of December 31, 1997 and 1996                 F-3

        Statements of Operations  for the Years Ended
         December 31, 1997, 1996 and 1995                               F-4

        Statements of Changes in Shareholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995                   F-5

        Statements  of Cash Flows for the Years Ended
         December 31, 1997,  1996 and 1995                              F-6

        Notes to Consolidated Financial Statements                   F-7 - F-24

        Supplementary Oil and Gas Information for the Years
         Ended December 31, 1997, 1996 and 1995                     F-25 - F-27

     (b) Reports on Form 8-K

         1.  Form 8-K for the month of February 1997 dated February 14, 1997;
         2.  Form 8-K for the month of March 1997 dated March 31, 1997;
         3.  Form 8-K for the month of May 1997 dated May 21, 1997;
         4.  Form 8-K for the month of July 1997 dated July 23, 1997;
         5.  Form 8-K for the month of September 1997 dated September 9, 1997;
         6.  Form 8-K for the month of October 1997 dated October 29, 1997;
         7.  Form 8-K for the month of December 1997 dated December 18, 1997.

     (c) Exhibits

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

          10.1 Assignment Agreement dated as of May 5, 1988 between the Company and SSE (UK), filed as an Exhibit to Form 8-K for the month of June 1988 and incorporated herein by reference.

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

          10.3 Amendment No. 1 to the Negev 2 Venture Agreement made as of August 1, 1989 and Amendment No. 2 to the Negev 2 Venture Agreement made as of September 22, 1989 by and between the Negev 2 Venture Participants, filed as an Exhibit to the Post-effective Amendment No. 8 to Form S-1 Registration Statement. File No. 2-83574.

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

          10.66 Agreement by and among Naphtha Congo Ltd., Equital Ltd. and the Company dated September 4, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference.

          10.67 Amendment to Consulting Agreement between Goodrich Global L.T.D. B.V.I. and the Company dated December __, 1997, filed as an Exhibit to Form 8-K for the month of December, 1997 and incorporated herein by reference.

          10.68 Consulting Agreement between Romulas Investment Ltd. and the Company dated August __, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference, assigned by Romulas Investment Ltd. on December 31, 1997 to Remarkable Holdings Ltd.

          10.69 Settlement Agreement and Release dated March __, 1998 between Reuven Hollo, Jay Resources Corporation, Jay Natural Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Claimants and the Company, NIR Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Respondents, filed as an Exhibit to Form 8-K for the month of March, 1998 and incorporated herein by reference.

          10.70 Inventory Services Management Agreement dated December __, 1997 between the Company and Equital Ltd. filed herewith as
                    Exhibit 10.70.

          10.71 Consulting Agreement dated August 20, 1997 between the Company and JFC Enterprises, LLC filed herewith as Exhibit 10.71.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ISRAMCO, INC.


March 30, 1998                      By: /s/  Haim Tsuff
                                        ----------------------------------------
                                            Haim Tsuff
                                            Chairman of the Board, and
                                            Chief Executive Officer


                                    By: /s/  Daniel Avner
                                        ----------------------------------------
                                            Daniel Avner
                                            President and
                                            Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/  Haim Tsuff             Chairman of the Board,           March 30, 1998
------------------------    Chief Executive Officer
Haim Tsuff                  and Director


/s/  Daniel Avner           President, Principal             March 30, 1998
------------------------    Accounting Officer
Daniel Avner                and Director



/s/  Tina Maimon Arckens    Director                         March 30, 1998
------------------------
Tina Maimon Arckens


/s/  Linda Canina           Director                         March 30, 1998
------------------------
Linda Canina


/s/  Avihu Ginzburg         Director                         March 30, 1998
------------------------
Avihu Ginzburg