Form 10QSB
period 1998-03-31
ISRAMCO INC
filed 1998-05-15
CIK 719209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For three months ended March 31, 1998             Commission File No.  0-12500


                                  ISRAMCO, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                  13-3145265
        ------------------------------               -------------------------
       (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
       incorporation or organization)


1770  St. James Place,  Suite 607  Houston, TX                    77056
----  ----------------  ---------  -----------                    -----
   (Address of principal executive offices)                     (Zip Code)


         Registrant's telephone number, including area code: 713-621-3882


           575 Madison Avenue,  Suite 1006,  New York,  New York      10022
--------------------------------------------------------------------------------
         (Former name, former address and formal fiscal year if changed since last report)

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

                                 ISRAMCO, INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------


Part I.  Financial Information

Item 1.  Financial statements

         Condensed Consolidated balance sheets:

              -  March 31, 1998 (unaudited)
              -  December 31, 1997                                         1

         Condensed Consolidated statements of operations:

              -  Three months ended March 31, 1998 and 1997 (unaudited)    2

         Condensed Consolidated statements of cash flows:

              - Three months ended March 31, 1998 and 1997 (unaudited)     3

         Notes to condensed consolidated financial statements             4-5


Item 2.  Management's discussion and analysis of financial statements    5-10

Part II. Other information
             Signatures                                                   11

                                ISRAMCO. INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands except for share amounts)

                                                                    March 31,           December 31,
                                                                      1998                  1997
                                                                    ---------           ------------
  ASSETS                                                           (Unaudited)

         Current assets
              Cash including cash equivalents                        $  8,494              $  9,741
              Certificate of deposit                                    1,900                 1,900
              Accounts receivable                                         292                   446
              Marketable securities, at market                          7,920                 7,113
              Prepaid expenses and other                                  363                   353
                                                                     --------              --------

                  Total current assets                               $ 18,969              $ 19,553

         Oil and gas properties, net                                    6,659                 6,756
         Equipment, net                                                   115                   134
         Covenants not to compete, not                                    220                   252
         Other assets                                                     110                    88
                                                                     --------              --------

                           TOTAL ASSETS                              $ 26,073              $ 26,783
                                                                     ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

         Current Liabilities
              Accounts payable and accrued expenses                  $    493              $    485
              Current portion of tong-term debt                           539                   781
                                                                     --------              --------

                  Total current liabilities                          $  1,032              $  1,266

         Long-term debt                                                 2,513                 2,446

         Minority interest                                                139                   156

         Shareholders' equity:
              Common stock $.0l par value authorized
                75,000,000 shares:
                issued 26,691,198                                         267                   267
         Additional paid-in-capital                                    25,928                25,928
         Accumulated deficit                                           (3,642)               (3,116)
         Treasury stock; 292,675 shares                                  (164)                 (164)
                                                                     --------              --------

                  TOTAL SHAREHOLDERS' EQUITY                           22,389                22,915
                                                                     --------              --------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 26,073              $ 26,783
                                                                     ========              ========


                       See notes to the consolidated financial statements



                                 ISRAMCO, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands except per share amounts)
                                            (unaudited)

                                                               Three Months ended
                                                                    March 31,
                                                         --------------------------------
                                                           1998                    1997
                                                         --------                --------
Revenues
     Operator fees from related party                    $    190                $    108
     Oil and gas sales                                        407                     557
     Interest income                                          156                     284
     Gain(loss) on marketable securities                     (384)                    336
     Office services to affiliates and other                  120                     119
     Reimbursement of exploration costs                        43                     -0-
     Equity earnings in Jay Management                         15                     -0-
                                                         --------                --------

         Total revenue                                        547                   1,404
                                                         --------                --------

Expenses:
     Interest expense                                          76                      30
     Depreciation,depletion and amortization                  176                     180
     Lease operating expenses                                 276                     174
     Operator costs                                           120                     216
     General and administrative - in part to
      related parties                                         442                     227
                                                         --------                --------

         Total expenses                                     1,090                     827
                                                         --------                --------

Income (loss) before taxes and minority interest         $   (543)               $    577

Provision (benefit) for income taxes                          -0-                     -0-
                                                         --------                --------

Income (loss) from operations before minority int        $   (543)               $    577

Minority interest                                              17                     (34)

NET INCOME (LOSS)                                        $   (526)               $    543
                                                         ========                ========

Earnings (loss) per share - basic and diluted            $  (0.02)               $   0.02
                                                         ========                ========

Weighted average number of shares                        $ 26,399                $ 26,399
                                                         ========                ========




                        See notes to the consolidated financial statements

                                ISRAMCO, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                          (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             -----------------------------
                                                                               1998                 1997
                                                                             --------             --------
Cash flow from operating activities:
         Net income (loss)                                                   $   (526)            $    543
         Adjustment to reconcile net income (loss) to net
         Cash (used in) operating activities
         Depreciation, depletion and amortization                                 176                  180
         Minority interest                                                        (17)                  34
         (Gain) loss on marketable securities                                     384                 (336)
         (Gain) loss on sale of property and equipment                             (3)                   1
         Changes in assets and liabilities
                  Accounts receivable                                             154                 (788)
                  Prepaid expenses and other current assets                       (10)                 (40)
                  Other assets                                                    (48)                (188)
                  Accounts payable and accrued expenses                             9                  159
                  Purchase of marketable securities                            (1,460)              (1,510)
                  Proceeds from sale of marketable securities                     269                  726
                                                                             --------             --------

                           Net cash used in operating activities               (1,072)                (843)
                                                                             --------             --------

Cash flows from investing activities:
         Purchase of oil and gas properties                                       -0-               (2,771)
         Purchase of equipment                                                    -0-                  (20)
         Proceeds from sale of equipment                                          -0-                    6
         Purchase of Jay Petroleum, LLC from
             affiliate, net of cash acquired                                      -0-               (1,036)
                                                                             --------             --------

                           Net cash used in investing activities                  -0-               (3,821)
                                                                             --------             --------
Cash flows from financing activities:
         Proceeds from long term debt                                             -0-                2,981
         Principal payments on long term debt                                    (175)                 -0-
         Other                                                                    -0-                   27
                                                                             --------             --------

                           Net cash provided by (used in)
                              financing activities                               (175)               3,008

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,247)              (1,656)

Cash and cash equivalents, beginning of period                                  9,741               15,999
                                                                             --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  8,494             $ 14,343
                                                                             ========             ========

Supplemental disclosure of cash flow information
Cash paid during the period for interest                                     $     76             $     30


                             See notes to the consolidated financial statements.

                                                    3

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(NOTE 1):
---------

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

(NOTE 2):
---------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(NOTE 3) - Consolidation:
-------------------------

The consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries, Isramco Oil & Gas Ltd. ("Oil & Gas") and Isramco Underwriters Ltd., both Israeli companies, Isramco Resources Inc., a British Virgin Islands company, its majority owned subsidiary, Jay Petroleum LLC ("Jay"), Isramco B.V. and an immaterial foreign wholly owned subsidiary. All intercompany balances and transactions have been eliminated. Another wholly owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for the unit holders of a limited partnership and has no significant assets or operations.

(NOTE 4) - Acquisition of Oil and Gas Properties:
-------------------------------------------------

Although  the  Company   continues  to  actively  seek  lucrative  oil  and  gas
properties, no such purchases were made in the first quarter of 1998.

(NOTE 5) - Income Taxes:
------------------------

The provision (benefit) for income taxes (current or deferred) for the three-month periods presented was fully offset by a decrease or increase in the valuation allowance.

(NOTE 6) - Long-term Debt:
--------------------------

At March 31, 1998, Jay has outstanding indebtedness of $3,052,000 under a bank loan facility of $10 million. In March 1998, Jay Petroleum renegotiated its loan with Comerica bank in order to reduce the monthly payment. The loan bears interest at prime plus 1.0% with monthly payments of $45,000 plus interest and matures in February 2000. The loan is collateralized by oil and gas properties and cannot exceed the "Borrowing Base", as defined, which is subject to annual redetermination.

(NOTE 7) - Jay Petroleum,  L.L.C.:
-------------------------  -------

In April, 1998, Isramco, as part of its settlement of a lawsuit with Jay Resources, acquired Jay Resource's remaining interest in Jay Petroleum, L.L.C. and Jay Management, L.L.C. for $255,000.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements.

Liquidity and Capital Resources
-------------------------------

The decrease in the Company's consolidated cash and cash equivalents of $1,247,000 from December 31, 1997 to $8,494,000 at March 31, 1998 is the result of net cash outflows of $1,072,000 from operating activities (which includes the purchase of a $1,460,000 six month piece of commercial paper) and $175,000 cash outflows from payment of the long term debt to Comerica bank by Jay Petroleum. Isramco, Inc. is not a borrower or guarantor under this bank financing.

In the three month period ended March 31, 1998 and 1997 the Company had net cash outflow from the purchase and sale of marketable securities of $1,200,000 and $784,000, respectively. As of March 31, 1998 the Company owned 5.0% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"). Naphtha through a wholly owned subsidiary holds approximately 49.9% of the Company's outstanding common stock (assuming the exercise of all stock options). Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

Jay has outstanding indebtedness of $3,052,000 under a credit facility with Comerica Bank - Texas, Houston, Texas. In March 1998, Jay Petroleum renegotiated its loan with Comerica. The new credit facility provides for an interest rate of prime plus 1.00% with monthly payments of $45,000 plus interest down from $65,000 plus interest paid monthly. The loan is due on February 5, 2000. Additional drawdowns under the Comerica Bank Credit Facility require bank approval and the loan is subject to an annual borrowing base redetermination review.

The Company believes that it has sufficient funds to fulfill its present capital requirements.

Results of Operations
---------------------

United States
-------------


Oil and Gas Revenues (Three months ended March 31)
 (in thousands)

                                               1998          1997
                                               ----          ----
Oil Volume Sold (Barrels)

         Total                                    9              9

Gas Volume Sold (MCF)
         Total                                  140            149

Oil Sales ($)
         Total                                  141            188

Gas Sales ($)
         Total                                  265            369

Average Unit Price

         Oil ($/Bbl) *                       $15.67         $21.77
         Gas ($/MCF) **                      $ 1.89         $ 2.48


 *       Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons
**       MCF - 1,000 Cubic Feet

Israel
------

Negev Med Venture
-----------------

During the three-month period ended March 31, 1998 the Negev Med Venture expended $82,000. The Company's share is 1.0043% or $1,000.

Yam Ashdod Venture (within the Med Ashdod License)
--------------------------------------------------

During the three-month period ended March 31, 1998 the Yam Ashdod Carveout Venture expended $34,000. The Company's share is 1.0043% or less than $1,000.

Shederot Venture
----------------

During the three-month period ended March 31, 1998 the Shederot Venture expended $2,235,000. The Company's share is 1.0043% or $22,000. These funds were primarily expended for the drilling of the Gevim-1 well.

As of May 5, 1998 drilling on the Gevim - 1 well, located on-shore in Israel near the town of Shederot, had reached the depth of 12,670 feet. Drilling is proceeding as planned and no difficulties have occurred. The target zone in the well is expected to be encountered in June at approximately 14,500 feet.

Operator's Fees
---------------

In the three-month periods ended March 31, 1998 and 1997, the Company earned $190,000 and $108,000, respectively, which were based on the minimum monthly compensation for each period.

Oil and Gas Revenues
--------------------

In the three-month period ended March 31, 1998 and 1997 the Company had oil and gas revenues of $407,000 and $557,000, respectively. The decrease is due mainly to the drop in oil and gas prices.

Lease Operating Expenses
------------------------

In the three month period ended March 31, 1998 and 1997, the oil and gas expenses were mainly in connection with oil and gas fields in the United States. Oil and gas lease operating expenses in the United States in the three month periods ended March 31, 1998 and 1997 respectively were approximately $276,000 and $174,000, respectively. The increase in lease operating expenses is due mainly to workover expenses on several wells which totaled over $77,000, overhead charges from previous years which were not billed until this quarter and the yearly COPAS overhead escalation. As a result of a workover the Kirkendall well, which had stopped producing, is now producing again. Jay Petroleum also attempted to produce what was thought to be a previously unproduced zone in the Hoover well. This workover was unsuccessful. Other workover expenses include charges from an unaffiliated company for revamping a salt-water disposal system in which Jay Petroleum has a working interest.

Interest Income
---------------

Interest income decreased in the three-month period ended March 31, 1998 compared to interest income in the three-month period ended March 31, 1997 mainly due to lower average investment balances.

Loss on Marketable Securities
-----------------------------

In the three-month period ended March 31, 1998 the Company had a net realized and unrealized loss of $(384,000) compared to a gain of $336,000 in the same period in 1997.

Increase or decrease in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Costs
--------------

Operator's costs decreased in the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1998, primarily as a result of lower manpower costs and reduced rent payments for the Company offices in Israel.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased during the three-month period ended March 31, 1998 as compared to the same period in 1997. General and administrative expenses in the three-month period ended March 31, 1998 includes approximately $190,000 from legal expenses related to the settlement with Mr. Reuvan Hollo, Jay Resources Inc. and Jay Natural Resources. Non cash charges to income included approximately $52,000 resulting from amortization of non-compete agreements with former employees and good will relative to the acquisition of Isramco's interest in Jay Petroleum. Directors' fees and officers' salaries increased during the three-month period ended March 31, 1998 as compared to the same period of 1997.

Minority Interest
-----------------

Minority interest for the three-month period ended March 31, 1998 represents the minority share (17.1%) of Jay's net income. See Part II, Item 1.

                                  ISRAMCO, INC.
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

          The arbitration and law suit against Mr. Reuven Hollo, Jay Resources Inc. and Jay Natural Resources has been resolved pursuant to a Settlement Agreement and Release, a copy of which was filed as an Exhibit to Form 8-K for the month of March, 1998.


Item 5.  Other Information
         -----------------

          The Nasdaq Stock Market has modified its requirements with regard to standards for a company's shares being listed by Nasdaq SmallCap Market. Among other requirements, the minimum bid price for a security trading on the Nasdaq SmallCap Market is now $1.00. In order to meet the minimum requirements of Nasdaq, the Board of Directors has adopted a resolution, subject to the stockholders' approval, to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock, pursuant to which each ten (10) shares of common stock will be converted into one (1) share of common stock.

Item 6.  Reports on Form 8-K
         -------------------

          Form 8-K for the month of March 1998 dated March 31, 1998

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          ISRAMCO, INC.
                                          ----------------------------
                                              (Registrant)
Date:   May 13, 1998

                                          By: /s/  Haim Tsuff
                                              ------------------------
                                              (Signature)
                                              Haim Tsuff
                                              Chairman of the Board
                                              And Chief Executive Officer


                                          By: /s/  Daniel Avner
                                              ------------------------
                                             (Signature)
                                             Daniel Avner
                                             President, Secretary
                                             And Principal Accounting Officer