Form 10QSB
period 1998-06-30
ISRAMCO INC
filed 1998-08-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For six months ended June 30, 1998                  Commission File No.  0-12500
                                                                         -------


                                  ISRAMCO INC.
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


1770  St. James Place,  Suite 607  Houston, TX                  77056
--------------------------------------------------------------------------------

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

                               Yes  X    No

                                  ISRAMCO INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------


Part I.     Financial Information

Item 1.     Financial statements

            Condensed Consolidated balance sheets:                         1

            -     June 30, 1998 (unaudited)
            -     December 31, 1997

            Condensed Consolidated statements of operations:

            -     Three months ended June 30, 1998 and 1997 (unaudited)    2
            -     Six months ended June 30, 1998 and 1997 (unaudited)

            Condensed Consolidated statements of cash flows:

            -     Six months ended June 30, 1998 and 1997 (unaudited)      3

            Notes to condensed consolidated financial statements           4-6


Item 2.     Management's discussion and analysis of financial statements   6-9


Part II.    Other information
                  Signatures                                               10

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands except for share amounts)

                                                          June 30,  December 31,
ASSETS                                                      1998        1997
                                                            ----        ----
                                                        (Unaudited)
Current assets
     Cash including cash equivalents                      $ 10,596    $  9,741
     Certificate of deposit                                  1,900       1,900
     Accounts receivable                                       535         446
     Marketable securities, at market                        6,050       7,113
     Prepaid expenses and other                                176         353
                                                          --------    --------

            Total current assets                          $ 19,257    $ 19,553

Oil and gas properties, net                                  6,671       6,756
Equipment, net                                                 106         134
Covenants not to compete, net                                  187         252
Other assets                                                    88          88
                                                          --------    --------

                    TOTAL ASSETS                          $ 26,309    $ 26,783
                                                          ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                $    583    $    485
     Current portion of tong-term debt                         539         781
                                                          --------    --------

            Total current liabilities                     $  1,122    $  1,266

Long-term debt                                               2,606       2,446

Minority interest                                               57         156

Shareholders' equity:
     Common stock $.0l par value authorized 75,000,000
     shares: issued 2,669,076                                   27          27
Additional paid-in-capital                                  26,168      26,168
Accumulated deficit                                         (3,507)     (3,116)
Treasury stock; 29,267 shares                                 (164)       (164)
                                                          --------    --------

            TOTAL SHAREHOLDERS' EQUITY                      22,524      22,915
                                                          --------    --------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 26,309    $ 26,783
                                                          ========    ========

               See notes to the consolidated financial statements


                                           ISRAMCO INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands except per share amounts) (unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                 June 30,                       June 30,
                                                         -----------------------         ----------------------
                                                           1998           1997             1998            1997
                                                           ----           ----             ----            ----

Revenues
     Oil and gas sales                                   $   473         $   483         $   880         $ 1,040
     Operator fees from related party                        208             108             398             216
     Interest income                                         138             256             293             540
     Gain (loss) on marketable securities                    (19)           (572)           (403)           (236)
     Office services to affiliates and other                 179             137             299             256
     Reimbursement of exploration costs                       55             -0-              98             -0-
     Equity earnings in Jay Management                       -0-             -0-              15             -0-
     Capital gain                                             10             -0-              10             -0-
                                                         -------         -------         -------         -------

            Total revenue                                  1,044             412           1,590           1,816
                                                         -------         -------         -------         -------

Expenses:
     Interest expense                                         77             130             153             160
     Depreciation, depletion and amortization                185             126             361             306
     Lease operating expenses                                221             205             497             379
     Operator costs                                          133             114             253             330
     General and administrative - in part to
        related parties                                      238             440             680             667
     Explorations costs                                       52             -0-              52             -0-
                                                         -------         -------         -------         -------

            Total expenses                                   906           1,015           1,996           1,842
                                                         -------         -------         -------         -------

Income (loss) before taxes and minority interest             138            (603)           (406)            (26)

Provision (benefit) for income taxes                         -0-             -0-             -0-             -0-
                                                         -------         -------         -------         -------

Income (loss) from operations before minority int            138            (603)           (406)            (26)

     Minority interest                                        (2)              4              15             (30)
                                                         -------         -------         -------         -------

        NET INCOME (LOSS)                                $   136         $  (599)        $  (391)        $   (56)
                                                         =======         =======         =======         =======

Earnings (loss) per share - basic and diluted            $  0.05         $ (0.23)        $ (0.15)        $ (0.02)
                                                         =======         =======         =======         =======

Weighted average number of shares                          2,640           2,640           2,640           2,640
                                                         =======         =======         =======         =======


                                See notes to the consolidated financial statements




                                     ISRAMCO INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands) (unaudited)
                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              1998        1997
                                                                              ----        ----
Cash flow from operating activities:
      Net income (loss)                                                    $   (391)   $    (56)
      Adjustment to reconcile net income (loss) to net
      Cash (used in) operating activities
      Depreciation, depletion and amortization                                  361         306
      Minority interest                                                         (15)         30
      (Gain) loss on marketable securities                                      558         236
      (Gain) loss on sale of property and equipment                             (10)         (3)
      Changes in assets and liabilities
             Accounts receivable                                                238         (39)
             Prepaid expenses and other current assets                          127         108
             Other assets                                                        (2)        207
             Accounts payable and accrued expenses                             (332)        (27)
             Purchase of marketable securities                               (1,485)     (2,070)
             Proceeds from sale of marketable securities                      1,990         994
                                                                           --------    --------

                     Net cash provided by (used in operating activities)      1,039        (314)
                                                                           --------    --------

Cash flows from investing activities:
      Additions to oil and gas properties                                       (37)     (2,775)
      Purchase of equipment                                                     (16)        (70)
      Proceeds from sale of equipment                                            20           6
      Purchase of remaining ownership of  Jay Petroleum, LLC
           and additional interest in Jay Management, LLC,
           net of cash acquired                                                 (69)     (1,096)
      Others                                                                      0          27
                                                                           --------    --------

                     Net cash used in investing activities                     (102)     (3,848)
                                                                           --------    --------

Cash flows from financing activities:
      Proceeds from long term debt                                              136       2,786
      Principal payments on long term debt                                     (218)        (47)
                                                                           --------    --------

                     Net cash provided by (used in) financing activities        (82)      2,739
                                                                           --------    --------

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS                           855      (1,423)
      Cash and cash equivalents, beginning of period                          9,741      15,999
                                                                           --------    --------

      CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 10,596    $ 14,576
                                                                           ========    ========
      Supplemental disclosure of cash flow information
      Cash paid during the period for interest                             $    120    $    160



                       See notes to the consolidated financial statements.

                                               -3-

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE 1):
---------

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

(NOTE 2):
---------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(NOTE 3) - Consolidation:
-------------------------

The consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries, Isramco Oil & Gas Ltd. ("Oil & Gas") an Israeli company, Isramco Resources Inc., a British Virgin Islands company, Jay Petroleum LLC ("Jay"), its majority owned subsidiary Jay Management Company LLC, Isramco B.V. and an immaterial foreign wholly owned subsidiary. All intercompany balances and transactions have been eliminated. Another wholly owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for the unit holders of a limited partnership and has no significant assets or operations.

(NOTE 4) - Acquisition of Oil and Gas Properties:
-------------------------------------------------

Although the Company continues to seek lucrative oil and gas properties, no such purchases were made in the first six months of 1998.

(NOTE 5) - Long-term Debt:
--------------------------

At June 30, 1998, Jay has outstanding indebtedness of $3,145,000 under a bank loan facility of $10 million. The loan bears interest at prime plus 1% (9.5% at June 30, 1998) with monthly payments of $45,000 plus interest and matures in February 2000. The loan is collateralized by oil and gas properties and cannot exceed the "Borrowing Base", as defined, which is subject to annual redetermination. Isramco, Inc. is not a borrower or guarantor under this bank financing.
                                       -4-

(NOTE 6) - Jay Petroleum, L.L.C.:
---------------------------------

In April, 1998, Isramco, as part of its settlement of a lawsuit with Jay Resources, acquired Jay Resource's remaining interest in Jay Petroleum, L.L.C. and Jay Management, L.L.C. for $323,000.

(NOTE 7) - Reverse stock split
------------------------------

The Company declared a one for ten reverse stock split during 1998. The effect of this reverse stock split has been reflected in all share and per share amounts in the accompanying financial statements.



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

Liquidity and Capital Resources
-------------------------------

The increase in the Company's consolidated cash and cash equivalents of $855,000 from $9,741,000 at December 31, 1997 to $10,596,000 at June 30, 1998 is the
result of net cash outflows of $460,000 from operating activities, $82,000, net cash outflows from payment of the long term debt to Comerica bank by Jay Petroleum and $102,000 cash outflow due to investment in the Company's oil and gas properties and acquisition of equipment and the acquisition of the remaining ownership interests in Jay Petroleum, LLC and additional interest in Jay Management, LLC.

In the six month period ended June 30, 1998 and 1997 the Company had net cash outflow from the purchase and sale of marketable securities of $505,000 and ($1,076,000), respectively. As of June 30, 1998 the Company owned 5.5% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"). Naphtha through a wholly owned subsidiary holds approximately 49.9% of the Company's outstanding common stock (assuming the exercise of all stock options only by Naphtha). Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

The Company believes that it has sufficient funds to fulfill its present capital requirements.

Results of Operations
---------------------

United States
-------------


Oil and Gas Revenues   (in thousands)

                                            Three Months ended  Six Months ended
                                                 June 30              June 30
                                            ------------------  ----------------
                                              1998      1997      1998      1997
                                              ----      ----      ----      ----
Oil Volume Sold (Barrels)
Total                                            7        10        16        18

Gas Volume Sold (MCF)
Total                                          199       163       339       312

Oil Sales ($)
Total                                           86       186       227       374

Gas Sales ($)
Total                                          388       298       653       667

Average Unit Price

Oil ($/Bbl) *                               $12.29    $19.07    $14.19    $20.38
Gas ($/MCF) **                              $ 1.95    $ 1.82    $ 1.93    $ 2.14


 *   Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons
**   MCF - 1,000 Cubic Feet


Israel
------

The Med Licenses Venture
------------------------

During the six-month period ended June 30, 1998 the Med Venture expended $157,000. The Company's share is 1.0043% or $1,600.

The Company is examining legal options to lift the limiting conditions imposed by the Ministry of Defense so that drilling can be carried out within the licenses areas. It is currently impossible to evaluate the outcome of these efforts.

Yam Ashdod Carveout Venture (within the Med Ashdod License)
-----------------------------------------------------------

During the six-month period ended June 30, 1998 the Yam Ashdod Carveout Venture expended $94,000. The Company's share is 1.0043% or less than $1,000.

Processing of the seismic data that was acquired over the Yam Ashdod Carveout was completed. Interpretation is currently in progress in purpose to verify the existence of a drilling prospect in this area.


Shederot License
----------------

The Gevim 1 well was spuded on January 1998 within the license area. The well was planned to reach a total depth of 14,765 feet at a A.F.E. of $6.3 million dollars (including production tests). The Company share is 1.0043%.

On May 1998 the drilling was completed at total depth of 15,157 feet. After analysis of the electric logs, the partners in the well decided to conduct production tests at depths between 14,895 and 15,014 feet at a total A.F.E. of approximately $ 1.1 million. On August 11th the production test has been completed. During the test salt water and small and noncommercial quantities of gas were indicated. Upon test results, it has been decided to finish the test and plug and abandon the well. Total well expenditures (including tests) are about $6.7 million dollars. The share of Isramco inc., is about $67,000. From this sum $44,000 were included on the Statements of Operation for the three months ended June 30 1998.


Congo
-----

The Operator, Naphtha Congo, has submitted to the Congolese Ministry of Petroleum a work program for the development of the Tilapia and Marine 3 concessions. A meeting between Naphtha Congo and the Congolese Ministry of Petroleum scheduled for July 1998 was postponed. The Ministry has informed Naphtha Congo that only after obtaining all approvals required under the Congolese law can this meeting take place. Naphtha Congo believes that the meeting was postponed due to current political situation in Congo.

Operator's Fees
---------------

In the six-month periods ended June 30, 1998 and 1997, the Company earned $398,000 and $216,000, respectively, which were based on the minimum monthly compensation for each period.


Oil and Gas Revenues
--------------------

In the six-month period ended June 30, 1998 and 1997 the Company had oil and gas revenues of $880,000 and $1,040,000, respectively. The decrease is due mainly to the drop of 30% in oil prices.


Lease Operating Expenses
------------------------

In the six month period ended June 30, 1998 and 1997, the oil and gas expenses were mainly in connection with oil and gas fields in the United States. Oil and gas lease operating expenses in the United States in the six month periods ended June 30, 1998 and 1997 respectively were approximately $497,000 and $379,000, respectively. The increase in lease operating expenses is due mainly to workover expenses on several wells which totaled over $77,000, overhead charges from previous years which were not billed until this quarter and the yearly COPAS overhead escalation.


Interest Income
---------------

Interest income decreased in the six-month period ended June 30, 1998 compared to interest income in the six-month period ended June 30, 1997 mainly due to lower average interest earning investment balances.


Loss on Marketable Securities
-----------------------------

In the six-month period ended June 30, 1998 the Company had a net realized and unrealized loss of $ 403,000 compared to a loss of $236,000 in the same period in 1997.

Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.


Operator Costs
--------------

Operator's costs decreased in the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997, primarily as a result of lower manpower costs and reduced rent payments for the Company's offices in Israel.

General and Administrative Expenses
-----------------------------------

General and administrative expenses remained stable during the six-month period ended June 30, 1998 as compared to the same period in 1997. General and administrative expenses in the six-month period ended June 30, 1998 includes approximately $190,000 of legal expenses related to the settlement with Mr. Reuven Hollo, Jay Resources Inc. and Jay Natural Resources. Non cash charges to income included approximately $113,000 resulting from amortization of non-compete agreements with former employees and goodwill relative to the acquisition of Isramco's interest in Jay Petroleum.

Minority Interest
-----------------

Minority interest for the three-month period ended June 30, 1998 represents the minority share (35%) of Jay Management LLC net income.

                                  ISRAMCO INC.
                           PART II. OTHER INFORMATION

Item 5.  Other Information
         -----------------

     The Company at its Annual Meeting of Shareholders approved a proposal to effect a 1 for 10 reverse split of its Common Shares. As a result of the Reverse Stock Split, the Common Shares underlying Class A and Class B Warrants were also reduced in number by a ratio of 10 to 1.

Item 6.  Reports on Form 8-K
         -------------------

     Form 8-K for the month of July, 1998 dated July 15, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               ISRAMCO, INC.
                                           --------------------
                                               (Registrant)



Date:   August 13, 1998



                                              By: /s/ Haim Tsuff
                                                 -------------------------------
                                                 (Signature)
                                                 Haim Tsuff
                                                 Chairman of the Board
                                                 Chief Executive Officer
                                                 And Chief  Financial Officer