Form 10QSB
period 1998-09-30
ISRAMCO INC
filed 1998-11-16
CIK 719209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For nine months ended September 30, 1998            Commission File No.  0-12500
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

                                Yes  X       No

                                  ISRAMCO INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------


Part I.  Financial Information

Item 1.  Financial statements

     Condensed Consolidated balance sheets:                                   1

            -  September 30, 1998 (unaudited)
            -  December 31, 1997

     Condensed Consolidated statements of operations:

            -  Three months ended September 30, 1998 and 1997 (unaudited)     2
            -  Nine months ended September 30, 1998 and 1997 (unaudited)

     Condensed Consolidated statements of cash flows:

            -  Nine months ended September 30, 1998 and 1997 (unaudited)      3

     Notes to condensed consolidated financial statements                    4-5


Item 2.  Management's discussion and analysis of financial statements        5-9


Part II. Other information
               Signatures                                                    10




                          ISRAMCO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                         September 30,   December 31,
ASSETS                                                       1998           1997
                                                             ----           ----
                                                         (Unaudited)
Current assets
     Cash including cash equivalents                        $ 13,529      $  9,741
     Certificate of deposit                                      -0-         1,900
     Accounts receivable                                         437           446
     Marketable securities, at market                          4,626         7,113
     Prepaid expenses and other                                  507           353
                                                            --------      --------

            Total current assets                            $ 19,099      $ 19,553

Oil and gas properties, net                                    6,441         6,769
Equipment, net                                                    96           121
Covenants not to compete, net                                    155           252
Other assets                                                      79            88
                                                            --------      --------

                    TOTAL ASSETS                            $ 25,870      $ 26,783
                                                            ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                  $    433      $    485
     Current portion of tong-term debt                           539           781
                                                            --------      --------

            Total current liabilities                       $    972      $  1,266

Long-term debt                                                 2,333         2,446

Minority interest                                                 61           156

Shareholders' equity:
     Common stock $.0l par value authorized
     75,000,000 shares: issued 2,669,076                          27            27
Additional paid-in-capital                                    26,168        26,168
Accumulated deficit                                           (3,527)       (3,116)
Treasury stock; 29,267 shares                                   (164)         (164)
                                                            --------      --------

            TOTAL SHAREHOLDERS' EQUITY                        22,504        22,915
                                                            --------      --------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 25,870      $ 26,783
                                                            ========      ========

          See notes to the condensed consolidated financial statements




                                         ISRAMCO INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands except per share amounts) (unaudited)


                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                            -----------------------        -----------------------
                                                              1998            1997           1998            1997
                                                              ----            ----           ----            ----
Revenues:
     Oil and gas sales                                      $   378         $   537        $ 1,258         $ 1,577
     Operator fees from related party                           232             108            630             324
     Interest income                                            129             264            422             804
     Gain (loss) on marketable securities                      (352)            168           (755)            (68)
     Office services to affiliates and other                    169             145            468             401
     Reimbursement of exploration costs                          54             -0-            152             -0-
     Equity earnings of Jay Management                            1             -0-             16             -0-
     Gain from sale of oil and gas
            properties and equipment                            129             -0-            139             -0-
                                                            -------         -------        -------         -------

            Total revenue                                       740           1,222          2,330           3,038
                                                            -------         -------        -------         -------

Expenses:
     Interest expense                                           108              94            261             254
     Depreciation, depletion and amortization                   190              91            551             397
     Lease operating expenses                                   175             241            672             619
     Operator costs                                              67              78            320             408
     General and administrative - in part to
        related parties                                         183             522            863           1,190
     Explorations costs                                          19             -0-             71             -0-
                                                            -------         -------        -------         -------

            Total expenses                                      742           1,026          2,738           2,868
                                                            -------         -------        -------         -------

Income (loss) before taxes and minority interest                 (2)            196           (408)            170

Provision (benefit) for income taxes                             14             -0-             14             -0-
                                                            -------         -------        -------         -------

Income (loss) from operations before minority interest          (16)            196           (422)            170

     Minority interest                                           (4)             15             11             (15)
                                                            -------         -------        -------         -------

     NET INCOME (LOSS)                                      $   (20)        $   211        $  (411)        $   155
                                                            =======         =======        =======         =======

Earnings (loss) per share - basic and diluted               $ (0.01)        $  0.08        $ (0.16)        $  0.06
                                                            =======         =======        =======         =======

Weighted average number of shares                             2,640           2,640          2,640           2,640
                                                            =======         =======        =======         =======


                          See notes to the condensed consolidated financial statements






                                      ISRAMCO INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands) (unaudited)
                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                 1998              1997
                                                                                 ----              ----

Cash flow from operating activities:
Net income (loss)                                                              $   (411)         $    155
      Adjustment to reconcile net income (loss) to net
      Cash (used in) operating activities
      Depreciation, depletion and amortization                                      551               397
      Minority interest                                                             (11)               15
      Loss on marketable securities                                                 973                68
      Gain on sale of property and equipment                                       (139)               (3)
      Changes in assets and liabilities
             Accounts receivable                                                    336               (87)
             Prepaid expenses and other current assets                             (204)              (53)
             Other assets                                                            (2)              247
             Accounts payable and accrued expenses                                 (482)               61
             Purchase of marketable securities                                   (1,886)           (5,261)
             Proceeds from sale of marketable securities                          3,400             2,637
             Certificate of deposit                                               1,900               -0-
                                                                               --------          --------
                     Net cash provided by (used in) operating activities          4,025            (1,824)
                                                                               --------          --------

Cash flows from investing activities:
      Addition to oil and gas properties                                            (37)           (5,477)
      Purchase of equipment                                                         (16)              (72)
      Proceeds from sale of equipment and oil and gas properties                    240                 6
      Purchase of remaining ownership of  Jay Petroleum, LLC
           and additional interest in Jay Management, LLC,
           net of cash acquired                                                     (69)           (1,036)
      Others                                                                        -0-                27
                                                                               --------          --------
                     Net cash used provided by (used in) investing activities       118            (6,552)
                                                                               --------          --------
Cash flows from financing activities:
      Proceeds from long term debt                                                  136             2,590
      Principal payments on long term debt                                         (491)              (41)
                                                                               --------          --------
                     Net cash provided by (used in) financing activities           (355)            2,549
                                                                               --------          --------

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS                             3,788            (5,827)
   Cash and cash equivalents, beginning of period                                 9,741            15,999
                                                                               --------          --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 13,529          $ 10,172
                                                                               ========          ========

   Supplemental disclosure of cash flow information
   Cash paid during the period for interest                                    $    261          $    254
                                                                               ========          ========



                      See notes to the condensed consolidated financial statements.




                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 1:
-------

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2:
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

NOTE 3 - Consolidation:
-----------------------

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

NOTE 4 - Acquisition of Oil and Gas Properties:
-----------------------------------------------

Although the Company continues to seek to acquire oil and gas properties, no such purchases were made in the first nine months of 1998.

NOTE 5 - Long-term Debt:
------------------------

At September 30, 1998, Jay has outstanding indebtedness of $2,872,000 under a bank loan facility of $10 million. The loan bears interest at prime plus 1% (9.5% at September 30, 1998) with monthly payments of $45,000 plus interest and matures in February 2000. The loan is collateralized by oil and gas properties and cannot exceed the "Borrowing Base", as defined, which is subject to annual determination. Isramco Inc. is not a borrower or guarantor under this bank financing.

NOTE 6 - Jay Petroleum, L.L.C.:
-------------------------------

In April, 1998, Isramco Inc., as part of its settlement of a lawsuit with Jay Resources, acquired Jay Resource's remaining interest in Jay Petroleum, L.L.C. and Jay Management, L.L.C. for $323,000.

NOTE 7 - Reverse stock split:
-----------------------------

The Company declared a one for ten reverse stock split during 1998. The effect of this reverse stock split has been reflected in all share and per share amounts in the accompanying financial statements.

NOTE 8 - Marketable securities:
-------------------------------

In September the company purchased 14,999,000 units (approximately- 9.7%) of Hanal Yam-Hamelach Limited Partnership for $ 265,000. I.O.C. - The Israeli Oil Company Ltd. (fully owned subsidiary of Naphtha Israel Petroleum Corporation Ltd.) is the general manager of the Limited Partnership.

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

Liquidity and Capital Resources
-------------------------------

The increase in the Company's consolidated cash and cash equivalents of $3,788,000 from $9,741,000 at December 31, 1997 to $13,529,000 at September 30,
1998 is the result of net cash receipts of $4,025,000 from operating activities, $355,000 net cash outflows from payment of the long term debt to Comerica bank by Jay Petroleum and $118,000 cash from investment in the Company's oil and gas properties and acquisition of equipment and the acquisition of the remaining ownership interests in Jay Petroleum, LLC and additional interest in Jay Management, LLC.

In the nine month period ended September 30, 1998 the Company had net cash inflow from purchase and sale of marketable securities of $1,514,000 as compared to a net cash outflow from purchase and sale of marketable securities of $2,624,000 in the nine months ended September 30, 1997. As of September 30, 1998 the Company owned 5.5% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"). Naphtha through a wholly owned subsidiary holds approximately 55% of the Company's outstanding common stock (assuming the exercise of all Class A & B Warrants held by Naphtha). Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

The Company believes that it has sufficient funds to fulfill its present capital requirements.

                              Results of Operations
                              ---------------------
United States
-------------
Oil and Gas Revenues   (in thousands)
                                Three Months ended       Nine Months ended
                                   September 30            September 30
                              ---------------------    --------------------
                                1998         1997        1998        1997
                                ----         ----        ----        ----
Oil Volume Sold (Barrels)
Total                             9           11          23            29

Gas Volume Sold (MCF)
Total                           201          213         491           525

Oil Sales ($)
Total                            99          206         326           579

Gas Sales ($)
Total                           279          331         932           998

Average Unit Price

Oil ($/Bbl) *                $10.53       $18.49      $13.13        $19.66
Gas ($/MCF) **                $1.76        $1.56       $1.87         $1.90


 *   Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons
**   MCF - 1,000 Cubic Feet

     On August 27, 1998, Jay Petroleum sold 100% working interest in 25 wells located in Jack & Clay Counties Texas, in a sum of $220,000. The effective date of this sale was August 1, 1998.

     During October 1998, Jay Petroleum sold:

     a. 100% working Interest in 5 wells located in Beckham County, Oklahoma in a sum of $195,200. The effective date of this sale was October 1.

     b. 81.3% working interest in one gas well located in Devil field, Jefferson County, Texas. The amount received is $1,000,000, and an overriding royalty interest of 2.02% on 320 acre gas unit which includes the production of the gas well. The effective date of this sale was July 1, 1998.

     The impact of the August and October sales is a monthly reduction of about 22,000 MCF of gas and 90 Barrels of oil, and a reduction in cash flow of approximately $16,000 per month.

     As a result of the above October sales, the company paid down its debt with Comerica Bank in October by the amount of $1,000,000, and reduced the monthly loan payment from $45,000 to $31,200.

Israel
------

The Med Licenses Venture
------------------------

During the nine month period ended September 30, 1998 the Med Venture expended $157,000. The Company's share was $1,600.

Several meetings were held with the representatives of the Ministry of Defense and the Petroleum Commissioner, to discuss a possible solution to the restrictive conditions of the licenses so as to enable the Company to carry out prospective drillings within the licenses area. Inspite of all efforts, no solution has yet been found. Due to the restrictive conditions in the licenses, the company has requested that the period from June 1996 until now be excluded from the period of the licenses, so that the period of the licenses, which expire in June 2000, will be effectively extended.

Yam Ashdod Carveout Venture (within the Med Ashdod License)
-----------------------------------------------------------

During the nine month period ended September 30, 1998 the Yam Ashdod Carveout Venture expended $174,000. The Company's share was $1750. Standard processing of the seismic data that was acquired in connection with Yam Ashdod Carveout was completed. Interpretation is currently in final stages. The preliminary results of the interpretation indicate the existence of a drillable prospect in the southern past of the Carveout (Yam Nizanim prospect). The Company has evaluated different drilling companies concerning their availability to supply an offshore drilling unit in order to explore the possibility of drilling of the Yam- 3 well, subject to the approval of Ministry of Defense, or the Yam Nizanim well during the year of 1999. The Company has received positive responses from several drilling companies that are willing and capable to drill the above wells.

If the Company reaches an agreement with the Ministry of Defense, the Company shall give priority to the drilling of the Yam - 3 well or possibly deepening and re-testing of the Yam - 2 well. If no such agreement is reached, the Company shall consider drilling the Nizanim well.

Shederot License
----------------

The Gevim 1 well was spudded in January 1998 within the license area. The well was planned to reach a total depth of 14,765 feet at a A.F.E. of $6.3 million (including production tests). The Company share is 1.0043%.

On May 1998 the drilling was completed at a total depth of 15,157 feet. After analysis of the electric logs, the partners in the well decided to conduct production tests at depths between 14,895 and 15,014 feet at a total A.F.E. of approximately $1.1 million.

On August 11th the production test has been completed. During the test salt water and small and noncommercial quantities of gas were indicated. Upon reviewing test results, it was been decided to finish the test and plug and abandon the well. Total well expenditures (including tests) are about $6.7 million US Dollars. Isramco Inc.'s share was about $67,000. From this sum $21,000 was included in the Statements of Operation for the three months ended September 30 1998.

Congo
-----

The Operator, Naphtha Congo, has submitted to the Congolese Ministry of Petroleum a work program for the development of the Tilapia and Marine 3 concessions. A Management Committee meeting between Naphtha Congo and the Congolese Ministry of Petroleum scheduled for July 1998 was postponed. On August 26, 1998 the Minister of Petroleum of Congo informed the company that according to the Decree submitted to the company and signed by the President, Prime Minister, Minister of Petroleum and Minister of Finance, the permits will become effective from the date of publishing the production sharing contracts as a law, and that the Management Committee meeting can only be held after the completion the formality of these process. Therefor, until the publishing of the law , the company cannot go forward with the work program.

The two permits are included in oil and gas properties in the balance sheet at a sum of $2.7 million. Management believes that the permits are not impaired at September 30, 1998.


Operator's Fees
---------------

In the nine month periods ended September 30, 1998 and 1997, the Company earned $630,000 and $324,000, respectively. In the three month periods ended September 30, 1998 and 1997, the Company earned $232,000 and $108,000, respectively. Operator's Fees were based on the minimum monthly compensation for each period, and 6% of the total expenditure of Gevim 1 well.


Oil and Gas Revenues
--------------------

In the nine month periods ended September 30, 1998 and 1997 the Company had oil and gas revenues of $1,258,000 and $1,577,000, respectively. In the three month periods ended September 30, 1998 and 1997 the Company had oil and gas revenues of $378,000 and $537,000, respectively. The decrease is due mainly to the drop of 34%-43% in oil prices.


Lease Operating Expenses
------------------------

In the nine month periods ended September 30, 1998 and 1997, lease operating expenses were mainly in connection with oil and gas fields in the United States. Oil and gas lease operating expenses in the nine month periods ended September 30, 1998 and 1997 were $672,000 and $619,000, respectively. The increase in lease operating expenses is due mainly to workover expenses on several wells in the second quarter which totaled $77,000. Lease operating expenses in the three month periods ended September 30, 1998 and 1997 were $175,000 and $241,000, respectively .Due to the recent sales of oil and gas properties, the company anticipates reduction of lease operating expenses.

Interest Income
---------------

Interest income decreased in the nine month period and in the three month period ended September 30, 1998 compared to interest income in the nine month period ended September 30, 1997 mainly due to lower average interest earning investment balances and to devaluation of the Israeli currency toward the American Dollar.


Loss on Marketable Securities
-----------------------------

In the nine month period ended September 30, 1998 the Company had a net realized and unrealized loss of $755,000 compared to a loss of $68,000 in the same period in 1997. In the three month period ended September 30, 1998 the Company had a net realized and unrealized loss of $352,000 compared to a gain of $168,000 in the same period in 1997.

Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.


Operator Costs
--------------

Operator's costs decreased in the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997, primarily as a result of lower manpower costs and reduced rent payments for the Company's offices in Israel.


General and Administrative Expenses
-----------------------------------

The decrease in general and administrative expenses during the three month period and the nine month period ended September 30, 1998 compared to the same periods in 1997 was mainly due to a decrease in consulting fees and salaries. General and administrative expenses in the nine month period ended September 30, 1998 include approximately $190,000 of legal expenses related to the settlement with Mr. Reuven Hollo, Jay Resources Inc. and Jay Natural Resources


Minority Interest
-----------------

Minority interest for the three and nine month periods ended September 30, 1998 represents the minority share (35%) of Jay Management, L.L.C.'s net income.

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

Item 6.  Reports on Form 8-K
         -------------------

     Form 8-K for the month of July,  1998 dated July 15, 1998;
     Form 8-K for the month of August, 1998 dated August 12, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               ISRAMCO, INC.
                                    -----------------------------------
                                               (Registrant)

Date:   November 13, 1998



                                        By: /s/ Haim Tsuff
                                           -------------------------------------
                                           (Signature)
                                           Haim Tsuff
                                           Chairman of the Board
                                           Chief Executive Officer
                                           And Chief  Financial Officer