Form 10KSB
period 1998-12-31
ISRAMCO INC
filed 1999-04-14
CIK 719209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
            Annual Report for the Fiscal year ended December 31, 1998



                                  ISRAMCO, INC.
             (Exact name of registrant as specified in its charter)


Delaware                              0-12500                13-3145265
(State or Other Jurisdiction      Commission File            IRS Employer
of Incorporation)                      Number)               Identification No.)


              1770 St. James Place, Suite 607, Houston, Texas 77056
                    (Address of Principal Executive Offices)


                                  713-621-3882
              (Registrant's Telephone Number, including Area Code)

[Mark One]

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 [Fee Required]

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         Securities registered under Section 12(b) of the Exchange Act:

Title of each Class:                   Name of each exchange on which registered
          None                                             None

       Securities registered under Section 12(g) of the Exchange Act: None

                          Common Stock, par value $0.01
                           Class A Redeemable Warrants
                           Class B Redeemable Warrants
                                (Title of Class)

Check  whether  the issuer  (1) has field all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the Fiscal year ended December 31, 1998: $4,502,000.

The aggregate market value of the Registrant's Common Stock at March 31, 1999 held by persons deemed to be non-affiliates was approximately $2,804,000.

As of March 30, 1999, the Registrant had outstanding 2,639,809* shares of $0.01 par value Common Stock.

     * The Company declared a one-for-ten reverse stock split during 1998. The effect of the reverse stock split has been reflected in all share and per share amounts in the accompanying consolidated financial statements.

Item 1.  Business and Properties

History

     Since its formation in 1982, Isramco, Inc. ("Isramco" or the "Company") has been active in the exploration of oil and gas in Israel. From 1982 to 1985, the Company, with certain affiliated entities and other participants, expended approximately $8.5 million for oil and gas exploration in Israel and drilled four wells onshore Israel. The Company's share of these expenditures was approximately $2.8 million. Although oil was discovered at the Gurim 4 and 5 wells, only approximately 9,000 Barrels have been produced and none of the wells sustained commercial production.

     The Company, with related and unrelated parties, formed the Negev 1 Venture in 1985 to continue oil and gas exploration activities in Israel. These parties included J.O.E.L.-Jerusalem Oil Exploration Ltd. ("JOEL"), Southern Shipping and Energy (U.K.) ("SSE (U.K.)"), Equital Ltd. (an affiliated company formerly known as Pass-port Ltd. ("Pass-port")), East Mediterranean Oil and Gas Ltd. ("EMOG"), Delek - The Israel Fuel Corporation Ltd. ("Delek"), Delek Oil Exploration Ltd. ("DOEX"), Naphtha Israel Petroleum Corporation Ltd. ("Naphtha"), HEI Oil and Gas Ltd., a California limited partnership, Donesco Venture Fund One, Mazal Oil Inc., and L.P.S. Israel Oil Inc. ("HEI").

     The participants in the Negev 1 Venture expended approximately $19.2 million for oil and gas exploration activities, including seismic exploration, and drilled two wells, both of which were dry holes. The Company's share of these expenditures was approximately $576,000. The Negev 1 Venture received no revenues from its activities and its operations were terminated in 1988.

     Following the expiration of the Negev 1 Venture in 1988, the Negev 2 Venture was formed by the same participants and held two licenses - Negev Nirim and Negev Ashquelon. Within the framework of the Negev 2 Joint Venture, two offshore wells ("Yam 1" and "Yam 2") were drilled and seismic and geological studies, both onshore and offshore, were conducted at a cost of $44.55 million. As of 1991, the activities with the Negev Nirim License were carried out within the Bessor Carveout Area and as of 1993, the activities within the Negev Ashquelon License were carried out within the Yam Carveout Area under Sole Risk Agreements. In February 1995, the Negev Nirim License (including the Bessor Carveout) was relinquished and in June 1996, the Negev Ashquelon License (including the Yam Carveout) was relinquished by the Venture participants. The Company, as the Operator, is in the process of winding down the affairs of the Negev 2 Joint Venture.

     In 1991 the Negev 2 Venture participants (excluding HEI) received a Preliminary Permit with Priority Rights to receive Petroleum licenses (the "Negev Med Venture"). Upon the expiration of the Preliminary Permit in 1993, the Negev 2 Venture participants were granted five (5) licenses: Med Tel Aviv License, Med Yavne License, Med Ashdod License, Med Hadera License, Med Hasharon License (the "Med Licenses") with a duration which has been extended until June 14, 2000. The participants in the Negev Med Venture have delineated the Yam Ashdod Carveout Area (the "Yam Ashdod Carveout Area) within the Med Ashdod License, and this area includes all of the areas which were transferred from the Negev Asquelon License. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts in Israel".

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

     In 1996 the Ministry of Energy awarded to the Company and other venture participants an onshore drilling license called Shederot/265. In 1998, the participants in the Shederot/265 license drilled the Gevim 1 well located approximately 2 kilometers south of Shederot) to a depth of 15,157 feet. The well was declared a dry hole. The total cost of the well was approximately $6.6 million of which the Company's share was approximately $66,000. In December, 1998, the Company relinquished the Shederot license.

     In 1997 the Company expanded its activities outside of Israel by acquiring membership interests in Jay Petroleum LLC which owns certain working interests in oil and gas wells in the United States and by acquiring rights in exploitation and exploration concessions in the Congo, Africa.

The Operator

     The Company is the Operator of the Negev Med Venture which consists of five offshore licenses, the Yam Ashdod Carveout Venture (Yam Ashdod Carveout is part of Med Ashdod license) and the Shederot Venture which consists of one onshore license. As the Operator, the Company is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Petach Tikva, Israel. With five (5) full-time employees, outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a Joint Operating Agreement.

     The Operator charges each Venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each Venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License. During the year ended December 31, 1998, the Company was paid fees of $288,000 in connection with the Negev Med Venture and fees of $72,000 in connection with the Yam Ashdod Carveout Venture and fees of $360,000 in connection with Shederot License. See "Material Agreements". The minimum monthly

Operator's fee is currently $30,000 per month.


General Partner for the Negev 2 Limited Partnership

     In 1989 the Company formed in Israel the Negev 2 Limited Partnership (the "Limited Partnership") to acquire from the Company a substantial portion of its working interest in the Negev 2 Venture. In exchange for working interests, the Limited Partnership paid to the Company $700,000 and granted to the Company certain overriding royalties. In 1992, the Company transferred to the Limited Partnership additional rights in the Negev Ashquelon License, the Bessor Carveout, and the Negev Med Permit with Priority Rights (now the Negev Med Licenses) in exchange for additional overriding royalties and reimbursement of expenses. The Company created Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary to act as the General Partner for the Limited Partnership and formed Isramco Management (1988) Ltd., a wholly-owned subsidiary to act as the nominee holder of Limited Partnership units held by public investors in Israel. Pursuant to the Limited Partnership Agreement and the Trust Agreement, a Supervisor was appointed on behalf of the Limited Partnership unit holders, with sole authority to appoint the sole director for Isramco Management (1988) Ltd. and to supervise its activities on behalf of and for the benefit of the Limited Partnership unit holders. The daily management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders, such as capital generation or participation in new liscense agreements, are subject to the supervision of the Supervisor and in certain instances the approval of the Limited Partnership unit holders. The firm of Igal Brightman & Co., Accountants and Mr. David Valiano, Accountant has been appointed as Supervisors.

     The Company during 1992 and 1993, in order to assist the Limited Partnership in the financing of its oil and gas exploration activities, acted as offeror of Limited Partnership units to the public in Israel and assisted the Limited Partnership in raising approximately $123 million from public in Israel. On March 1, 1999 the Limited Partnership had available approximately $56 million to finance its share of work obligations under the Licenses with regard to the Petroleum Assets. The Limited Partnership is the largest holder of Working Interests in the Negev Med Venture and the Yam Ashdod Carveout Venture. See "Table of Petroleum Assets (Working Interests) Oil and Gas Ventures".

     The Company holds overriding royalties in certain Petroleum Assets through the Limited Partnership and currently receives a management fee of $40,000 per month from the Limited Partnership for office space, management and other services. It has been significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. As of December 31, 1998 the Company held 1.4% of the issued Limited Partnership units and a subsidiary of the Company, acting as General Partner for the Limited Partnership held a 0.01% interest in the Limited Partnership.

Acquisition of Assets

Jay Petroleum, LLC. & Jay Management, LLC.

     In February 1997, the Company acquired from NIR Resources Inc. ("NIR"), a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd. ("Naphtha") and Stonewall Resources LLC ("Stonewall"), a non-affiliated entity, ownership interests in Jay Petroleum LLC ("Jay"), a Texas limited liability company. Jay owns both operated and non-operated varying working interests in oil and gas wells in the United States.

     The Company paid to NIR $677,500 for its 50% Membership Interest (before recovery of contributions) in Jay, which interest for profit allocation purposes reduces to 37.5% after recovery of capital contribution. The Company paid to Stonewall $363,750 for its 25% Membership Interest before recovery of contributions in Jay, which interest for profit allocation purposes reduces to 18.75% after recovery of capital contributions. Certain Officers and directors of the Company are associates of officers and directors of Naphtha.

     In February 1997, following the Company's acquisition, Jay acquired from Snyder Oil Corporation of Fort Worth, Texas, various operated and non-operated interests in oil and gas wells in Louisiana, Texas and Wyoming for a cost of $3.1 million excluding acquisition costs and purchase price adjustments. The acquisition was financed primarily with bank financing obtained by Jay through a $10 million Revolving Credit Facility with Comerica Bank - Texas, Houston, Texas. The Company is neither a borrower nor guarantor under this Revolving Credit Facility.

     In connection with this acquisition of interests in Jay, the Company received a Fair Market Value Letter from the firm of Albrecht and Associates Inc., independent petroleum engineers, with regard to the oil and gas properties held by Jay. The Fair Market Value Letter was based in part upon reserve evaluation and net income projections prepared by Riseden Services Inc., independent petroleum engineers. A copy of the Fair Market Value Letter dated January 27, 1997 and the Riseden Report dated January 16, 1997 have been filed as Exhibits with Form 8-K filed by the Company for the month of February 1997.

     In March 1998, the Company purchased the remaining 17.1% ownership interest in Jay Petroleum held by Jay Resources Corporation and Jay Natural Resources, Inc. as a result of arbitration. The transfer of ownership was effective on December 31, 1997. See Item 3 Legal Procedures.

     During 1998, the Company sold 100% working interest in 30 wells for $415,200 and 81.3% working interest in one well for $1,000,000.

     Jay has a Management Agreement with Jay Management Company LLC ("Management"), a Texas limited liability company, to manage certain of the producing oil and gas interests owned or to be acquired by Jay. Pursuant to the Management Agreement, Jay was obligated to pay to Management a management fee of $12,500 per month through February 1998. Due to the sharp decline in oil prices and the resulting effect on the cash flow of the Company, the obligation for the payment of this fee was waived with the mutual consent of the parties as of March 1, 1998. Management also receives payments as operator pursuant to various operating agreements for approximately 40 contract wells, which it operates.

     In March 1998 the Company acquired an additional 30% interest in Management from Jay Natural Resources, Inc. as a result of arbitration. The transfer of ownership was effective on December 31, 1997. At December 31, 1998, the Company purchased the remaining 35% in Management held by N.I.R. Resources, Inc. See
Item 3, Legal Proceeding.

     The acquisition of the interests in Jay and Management for consideration of $255,000 and $60,000 in March 1998 and December 1998, respectively, were made out of working capital funds available to the Company. The audited financial statements of both Jay and Management have been consolidated as part of the Company's financial statements.

     Independent estimates of the reserves held by Jay Petroleum LLC as of December 31, 1998 are approximately 103,000 net barrels of proved developed producing oil reserves; 2,600 net MMCFs of proved developed producing natural gas reserves; 784 net MMCFs of proved developed behind pipe natural gas reserves; 898 net MMCFs of proved undeveloped natural gas reserves; and, 49,000 net barrels of proved developed behind pipe oil reserves.

     For information related to future cash inflows, future development and production costs, future income tax expenses, future net cash flows, discount, and standardized measure of discounted net cash flows relating to Jay, see the Supplementary Oil and Gas information immediately following the notes to the Financial Statements.

CONGO

     On September 4, 1997 the Company acquired from Equital Ltd. (an Affiliated company formerly known as Pass-port Ltd.) a 50 % participation in a joint venture that holds the following two permits offshore of the Congo (the "Joint Venture"): (1) the Marine III Exploration permit which has a term of four years with an extension right of three years; and, (2) the Tilapia Exploitation permit to develop the Tilapia Field, which has a term of ten years with an extension right of five years. The purchase price was $2.55 million for the Tilapia permit and $150,000 for the Marine III permit for an aggregate purchase price of $2.7 million.

     The Company's participation in the Joint Venture is subject to an 8% carried interest payable to Equital Ltd. after payout of its rights regarding the production sharing contract on the Tilapia Permit. "Payout" in this Joint Venture means all of the investments made by the Company in the Tilapia permit (excluding the Purchase Price paid by the Company to Equital Ltd.). The Company received a fair market valuation of the two permits from Forrest A. Garb & Associates, Inc., petroleum consultants, Dallas, Texas. The valuation in the Tilapia permit made by Forrest A. Garb & Associates, Inc. reflects a significant discount in value based upon technology, economics and political uncertainties for the proposed work program, but significantly exceeds the Company's purchase price.

     The Joint Venture holds 100% of the rights under the production sharing contract for the Tilapia permit and 50% of the rights with regard to the production sharing contract in the Marine III permit. The other participant in the Joint Venture is Naphtha Israel Petroleum Corp. Ltd. See Security Ownership of Certain Beneficial Owners. Work programs for the operator, Naphtha Congo Ltd., a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd., prepared the two permits.

     Oil was discovered within the area of the Tilapia Exploitation Permit in the Tilapia Marine I exploration well drilled by the previous operator of the permit, to a total depth of 5,018 Feet. The well tested 2,040 Barrels of oil per day from a 31-foot thick sandstone reservoir, at a depth of 3,874 Feet. The discovery well is located 9.5 nautical miles north of the Point Indienne productive oil field and less than one mile from the share line.

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

     As a result of the civil instability that existed in 1997 in the Congo a new government has taken control of this country. Due to these events the operator (Naphtha Congo) has temporarily ceased its activities in the Congo. In February 1998 the operator presented to the new Petroleum Minister its work plan for Tilapia and Marine III. The economic and political and civil instability in the Congo and the change of government could cause significant difficulties for the operator in connection with the execution of a work program and the possible development of both the Marine III permit and the Tilapia permit. A Management Committee meeting between Naphtha Congo and the Congolese Ministry of Petroleum scheduled for July, 1998, was postponed. On August 26, 1998, the Minister of Petroleum of the Congo informed the Company that according to a decree signed by the President, Prime Minister, Minister of Petroleum and Minister of Finance, the permits will become effective from the date of the publishing of the production sharing contracts as a law, and that the Management Committee meeting can only be held after the completion of the formality of this process. Therefore, until the publishing of the law, the Company cannot proceed with the work program.

OIL AND GAS VENTURES AND PETROLEUM ASSETS

LOCATED IN UNITED STATES AND CONGO

     See "Supplementary Oil and Gas Information" immediately following Notes to the audited Financial Statements.

OIL AND GAS VENTURES AND PETROLEUM ASSETS LOCATED IN ISRAEL

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

                  TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                           OIL AND GAS VENTURES (1)(3)
                              (% Interest of 100%)

                                             Med Tel Aviv License
                                             Med Ashdod License            Yam Ashdod
                                             Med Hadera License            Carveout             Med Yavne         Shederot
Name of Participant                          Med Hasharon License          Venture (2)          License           License
-------------------                          --------------------          -----------          -------           -------
The Company (4)                                      1.0043                    1.0043              1.0043           1.0043

Affiliates
----------
Isramco Negev 2,
Isramco Negev 2, Limited Partnership (5)            70.9957                   53.0268             70.9957          77.9957
I.O.C. Limited Partnership (6)                      14.0000                   14.0000               -----          14.0000
Naphtha                                              5.0000                   5.10145              5.0000           4.0000
Naphtha Explorations Limited Partnership             5.0000                   5.10145              5.0000            -----
JOEL (6)                                            -------                   -------              8.0000            -----
Equital (6)                                         -------                   -------              6.0000            -----

Non-affiliated entities
-----------------------
Delek Drilling Limited Partnership                   4.0000                   21.7660              4.0000           3.0000

Total                                              100.0000                  100.0000            100.0000         100.0000

Area (acres)                                        400,000                    84,220             100,000           90,000

Expiration Date                                   6/14/2000                 6/14/2000           6/14/2000         12/31/98

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

(3) All of the Petroleum Assets are subject to a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

(4) The Company and its subsidiaries also hold the Overriding Royalties and 1.4% of the Limited Partnership Units.

(5) On November 11, 1997, Delek Drilling Limited Partnership transferred 5% of its rights in the Shederot License to Isramco-Negev 2 Limited Partnership.

(6) In November 1997, J.O.E.L. and Equital sold to I.O.C. Limited Partnership its working interests in the Shederot Venture, the Negev Med Venture
     (excluding Med Yavne) and the Yam Ashdod Carveout Venture. In December 1998, the Company relinquished the Shederot license.

Overriding Royalties held by the Company

     The Company holds the following Overriding Royalties:

                          TABLE OF OVERRDDING ROYALTIES

                                                    On the First 10% of the Limited Partnership
                                                     Share of the following Petroleum Licenses
        From The Limited Partnership              Before Payout                      After Payout
        ----------------------------              -------------                      ------------
Med Tel Aviv License                                  1.06%                             13.83%
Med Yavne License                                     1.06%                             13.83%
Med Ashdod License                                    1.06%                             13.83%
Med Hadera License                                    1.06%                             13.83%
Med Hasharon License                                  1.06%                             13.83%
Yam Ashdod Carveout                                   1.06%                             13.83%
Shederot License                                      5.00%                             13.00%


        From JOEL                                                   From JOEL
        ---------                                                   ---------
                                                              On 8% of JOEL's Interes
                                                              ------------------------
                                                  Before Payout                      After Payout
                                                  -------------                      ------------
Yam Ashdod Carveout                                   2.5%                              12.5%

From Delek Oil Exploration Ltd.
          (DOEX) (1)(2)                             On 6% of DOEX's Interest
          -------------                             ------------------------
                                                 Before Payout      After Payout
                                                 -------------      ------------

Yam Ashdod Carveout                                   2.5%             12.5% Ashdod Carveout
               2.5%

  From Delek (1)
  --------------
                                                  On 2% of DOEX's Interest From
                                                  -----------------------------
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

(1) The Working Interests of Delek and DOEX have been assigned to Delek Drilling Limited Partnership.

Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts in Israel

Negev Med Venture and Yam Ashdod Carveout Venture
-------------------------------------------------

     When the Negev Med Venture was formed in October of 1991, the Petroleum Commissioner granted to the participants the Negev Med Preliminary Permit with priority rights. The Negev Med Preliminary Permit expired on April 28, 1993 and the participants requested and received five new drilling licenses (the Negev Med Licenses). The Negev Med Licenses comprise the Med Tel Aviv License, the Med Yavne License, the Med Hadera License, the Med Ashdod License and the Med Hasharon License. The duration of the licenses relating to the Negev Med Venture has been extended until June 14, 2000.

     In June of 1996, upon the relinquishment of the Negev Ashquelon License, the boundaries of the Med Ashdod License were modified to include the area of the structure on which the Yam 1 and Yam 2 wells were drilled, as well as, another additional structure which was part of the area of the relinquished Negev Ashquelon License. The participants in the Negev Med License have delineated the Yam Ashdod Carveout Area within the Med Ashdod License and this Carveout Area includes all of the areas, which were transferred from the Negev Ashquelon License. Each participant's share in this new Carveout is the same as it was in the Yam Carveout Venture (which was part of the Negev Ashquelon License). The activities of the Yam Ashdod Carveout Venture, including the accounts and expenses of the Carveout, are reported separately. No operating fee is charged under the Joint Operating Agreement with respect to the Med Ashdod License Area outside of the Yam Ashdod Carveout. The Licenses for the Yam Ashdod Carveout Venture continue through June 14, 2000.

     Certain of the areas within the offshore licenses granted to the Company in connection with the Negev Ned Venture and the Yam Ashdod Carveout Venture are subject to various drilling restrictions imposed by the Israeli Ministry of Defense, which restrictions significantly impede the Company's drilling efforts. During the course of 1998, various meeting were held with the Israeli Ministry of Defense and the Petroleum Commissioner in an attempt to find an acceptable solution to the restrictive conditions of the licenses so as to enable the Company to carry out prospective drilling within the license areas. In view of the restrictive conditions of the licenses, the Company requested from the Petroleum Commissioner that the period from June 1996 through November, 1998 be excluded from the duration of the period, so that the period of the license is effectively extended beyond June 2000. The Company's request has been rejected.

     In light of the continuing delays caused by these restrictions, in November, 1998, the Company requested from the Petroleum Commissioner that the work program previously approved by the Commissioner be revised such that the drilling of the first and second wells be postponed to, respectively, September 1999 and January 2000. Previously, in November, 1997, the Petroleum Commissioner specified the following terms: (i) the performance of a seismic survey of at least 186 miles to be conducted no later than February 1, 1998, intended to assist in the upgrading of the prospects in the Med Ashdod license and (ii) the drilling of three wells to a depth of at least 3,000 meters (approximately 9,800 feet) deep, with the drilling on the first to begin no later than January 1, 1999; the drilling on the second to begin before June 1, 1999; and the drilling on the third to begin no later than December 1, 1999. Deepening of any existing well is considered be a drilling of a new well.

     In its application filed in November, 1998, the Company advised that it would explore the following options:

          (a) Offshore drilling of Yam 3 prospect or deepening of Yam 2, subject to the approval of the Israeli Ministry of Defense, or drilling of the Yam Nitzanim prospect; and

          (b) Drilling in Med Ashdod or Med Yavne (the "Sharon South" prospect or the "Yam West 2" prospect).

     In December, 1998, the Petroleum Commissioner advised the Company that in response to its request, the work program has been revised to allow for the drilling of 2 wells, each to a total depth of at least 3,000 meters, with the drilling on the first well to begin no later than October 1, 1999 and the drilling on the second no later than February 1, 2000. Any deepening of the Yam 2 well would be deemed to be a new drilling. In order to conform to the planned schedule, the Company must:

          (i) Prepare a first draft of the engineering plans and public tender documentation, including a drilling contract, and submit proposals to drilling contractors for the first well by February 1, 1999 and for the second well by June 1, 1999;

          (ii) Maintain on-going relations with the drilling contractors and receive their responses by March 15, 1999 for the first well and by August 15, 1999 for the second well;

          (iii) Sign a contract for the first well with a contractor by April 15, 1999 and for the second well by October 31, 1999.

     Following further contact and correspondence between the Company and the Ministry of Defense, the Company proposed a number of potential offshore drilling sites during 1999. Additionally, the Company requested that it be permitted to undertake drilling activity in areas, which, in the Company's best estimate, are outside of the zones whereby the restrictions apply. The Company advised that it intends to concentrate on two drilling sites-Nitzanim (in the Med Ashdod Carveout) and Yam West (within the Med Yavne license). On December 23, 1998, the Ministry of Defense responded by permitting drilling activity on five sites within the license areas wherein the Ministry of Defense restrictions do not apply-Nitzanim prospect, Sharon South prospect and an additional site on the southern side of "Yam West 2" prospect. The Ministry of Defense permits also provided that the Company is required to obtain a drilling permit and to coordinate all drilling activities with the Ministry of Defense.

     As of the date hereof, no solution to the conditions imposed by the Ministry of Defense respecting the drilling in Med Ashdod (Yam 2 and 3) and in part of the Med Yavne license (which is subject to the restrictions imposed by the Ministry of Defense) has been found. No assurance can be given that the Company's requests in this matter will be granted and that the conditions will be changed. Under these circumstances, the prevailing conditions may prevent any further drilling in these areas.

     In December 1998, the Company reported that it has reached an initial understanding with the Ministry of Defense to carry out drilling in a section of the area of the offshore licenses. As a result of this initial understanding, the Company presented to the partners the following proposal:

          (i) The drilling of the Nitzanim prospect to a depth of 5,400 meters at a water depth of 70 meters. The prospect is located in the Med Ashdod Carveout, approximately 18 kilometers southwest of the Yam-2 well, drilled in 1991. Oil was discovered in the Yam-2 well, but due to technical problems, the test of the well was not completed.

          (ii) The drilling of the Yam West prospect located in the Med Yavne license to a depth of 3,500 meters at a water depth of 350 meters The Yam West prospect is located approximately 38 kilometers northwest of Ashquelon.

     The total estimated cost of the two wells is $45 million. The participants have not yet approved the proposed work program. All drilling activity is subject to the Ministry of Defense authorizations, the availability of appropriate offshore drilling units, execution of drilling contractor agreements and authorization for expenditure (AFE) for the above wells by the participants.

     In order to start preparation for the drilling of the two wells; the participants have been requested to approve an AFE of $250,000.

     The Company is continuing in its efforts to obtain approval from the Ministry of Defense to permit drilling activities within the restricted areas, including areas of the Yam-2 and the proposed Yam-3 wells. Additionally, the Company is undertaking efforts to farm-out part of the partners' interest to a non-Israeli oil company. The participation of a non-Israeli oil company and/or reaching an agreement with the Ministry of Defense may, in the Company's view, cause changes in the drilling plans.

     On March 1, 1999, the Company published a request for quotations for the semisubmersible to drill the Yam West 2 well.

Yam Ashdod Carveout
-------------------

     Standard processing of the seismic data acquired at the end of 1997 in connection with the Yam Ashdod Carveout has been completed. Interpretation was completed. The results indicate the existence of drillable prospects in the southern part of the Carveout (Yam Nitzanim well). The Company has evaluated different drilling companies concerning their availability to supply an offshore drilling unit (Jack-Up) in order to explore the possibility of drilling the Yam 3 well, subject to he approval of the Ministry of Defense, or the Yam Nitzanim well during the 1999. The Company has received positive responses from several drilling companies that are willing and capable to drill the above wells.

     In light of the fact that the Company has not reached an understanding with the Ministry of Defense respecting drilling on Yam 3, the Company notified the participants of its intention to include the drilling of Nitzanim which is located within the Yam Ashdod Carveout in its work plans for 1999. The Company intends to publish a request for quotations to drill the Yam Nitzanim West prospect with a Jack-Up.

     On January 6, 1999, Delek Drilling Ltd. advised the Company that it intend to reduce its participation in the Nitzanim drilling from a level of 22% to 3%. To date, no agreement has been reached by the participants as to the allocation of the working interests foregone by Delek. Accordingly, no agreement as to drilling in Nitzanim can be signed until such agreement among the participants is reached.

     During the period from inception to December 31, 1998 the participants authorized expenditure (AFE) in the various licenses and paid advances as detailed below (in thousands):

                                                                         Isramco's share
                                                                 -------------------------------
License                Authorization for      Advances           Authorization for      Advances
-------                  Expenditure            paid               Expenditure            paid
                         -----------            ----               -----------            ----
Med Tel Aviv               $39,390             $39,122                $396                $393
Med Yavne                  $25,206             $24,885                $253                $250
Med Hasharon               $ 1,615             $ 1,530                $ 16                $ 15
Med Hadera                 $ 1,150             $ 1,007                $ 12                $ 10
Med Ashdod                 $   762             $   762                $  8                $  8
                           -------             -------                ----                ----

Total                      $68,123             $67,306                $685                $586
                           =======             =======                ====                ====

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

     In January 1998 the participants in the Shederot license drilled the Gevim well to a total depth of 15,157 feet. The well was declared a dry hole. The total cost of the well was approximately $6.6 million, of which the Company's share was $66,000. The Company relinquished the license in December 1998.

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

                               MATERIAL AGREEMENTS

     The Negev 2 Joint Venture Agreement (the "Joint Venture Agreement") and the Negev 2 Joint Operating Agreement (the "JOA"), as amended were entered into between the participants of the Negev 2 Venture to explore, develop and produce petroleum and/or gas in certain areas onshore and offshore in Israel. The Joint Venture Agreement is governed by and construed in accordance with the laws of the State of Israel, and the place of jurisdiction is the courts of the State of Israel. Subject to the provisions of the Joint Venture Agreement and the JOA, each party participates in all the costs, expenses and obligations incurred in relation to a contract area in the same proportion as its rights and interests in such contract area. Under the JOA, the Operator carries out all the operations contemplated in the JOA, in the framework of approved Work Programs and within the limitations of approved budgets (AFE's). Subject to the general supervision of the Operating Committee, the Operator controls and manages all operations conducted pursuant to the JOA. The Operator may be removed for cause, by notice in writing given by two or more of the other parties representing at least 65% of the total interests in a contract area. The Company with its affiliates hold more than 65% of the total interest in each contract area, however, the Company only holds a 1.0043% interest in each Venture and does not control the affiliated parties which are public companies. See "Table of Petroleum Assets and Oil and Gas Ventures.

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

     The holders of the Negev Med Licenses have also entered into a Deed of Arbitrator dated November 10, 1993 to the effect that the parties agreed to submit to a single arbitrator the following question:

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

Consulting Agreement with Daniel Avner

     In August of 1997 the Company entered into a one year Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company owned and controlled by Daniel Avner, the President of the Company, pursuant to which the Company has agreed to pay the sum of $7,500 per month plus expenses. The Company ratified the extension of the term of the Consulting Agreement through July 31, 2000 and, effective February 1999 agreed to increase the monthly compensation paid thereunder to $15,000, while disallowing the reimbursement of expenses. The Company has also agreed to provide a company car and company furnished apartment, if available.

                                    EMPLOYEES

During calendar year ending December 31, 1998, the Company had five (5) employees at its Branch Office in Israel and 3 employees, including contract personnel, at the offices in Houston, Texas.

                         Reverse Stock SplitStock Split

     The Company declared a one-for-ten reverse stock split in May 1998. The action was taken in order to comply with the modified listing requirements of the Nasdaq Stock Market (Nasdaq) for the Nasdaq SmallCap market. The effect of this reverse stock split has been reflected in all shares and per share amounts in the accompanying financial statements. The Company declared a one-for-ten reverse stock split during 1998. The effect of this reverse stock split has been reflected in all shares and per share amounts in the accompanying financial statements and financial summary in this Form 10-KSB.

Item 2. OFFICES 2. OFFICES

Israel

     The Company leases office space from Naphtha at 8 Granit St., Petach Tikva. In 1998 the Company paid Naphtha $67,000 for rental space, office services, secretarial services and computer services. The Company believes that the payment for the above services are reasonable compared to other similar locations.

United States

     The Company maintains its executive offices in Houston, Texas. The Company has a lease for office premises (approximately 2,146 square feet) at 1770 St. James Place, Suite 607, Houston, Texas 77056 expiring September 2000, with a monthly rental of $2,718.

     The Company leases a corporate apartment in the City of Houston on a month to month basis, at a monthly rental charge of $1,110 per month. This apartment is for use by the Company's officers, directors and employees in connection with their activities relating to the business of the Company.

Item 3. Legal Proceedings

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

     Pursuant to the terms of the Settlement Agreement and Release, the Hollo Group assigned all of their right, title and interest in Jay Petroleum LLC and Jay Management Company LLC including their complete ownership interest and any and all rights to undistributed profits in these entities to the Company in consideration for the Company (i) paying to Jay Resources Corporation and Jay Natural Resources Inc. the sum of $255,000, (ii) agreeing to assume any tax liabilities or tax burdens arising solely from such undistributed profits, and
(iii) agreeing to assume a debt of $69,754 reflected as an accounts receivable of Jay Resources Corporation owed to Jay Petroleum LLC. In addition, the Isramco Group agreed to use its best efforts, without cost, to effect a removal of the Hollo Group as a guarantor and/or co-maker of any loan of Jay Petroleum LLC and/or Jay Management Company LLC. The effective date of the Settlement Agreement was December 31, 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 18, 1998 and the shareholders voted as to the following: (a) election of Haim Tsuff, Daniel Avner, Tina Maimon Arckens, Professor Avihu Ginzburg and Professor Linda Canina as directors to serve for a term of one (i) year or until his/her successor is duly elected; (ii) approval of an amendment to the Company's Articles of Incorporation to effect a one-for-ten reverse stock split of the Company's Common Stock and (b) the approval of the firm of Hein & Associates, LLP. as auditors for the year ending December 31, 1998. Hein & Associates has resigned in November 1998 and, on March 10 1999, the Company has retained the services of KPMG LLP to audit its 1998 financial statements. See Item 8.

     No other matters were submitted to a vote of shareholders during the year ended December 31, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The number of record holders of the Company's Common Stock on March 31, 1999 was approximately 341 not including an undetermined number of persons who hold their stock in street name.

     The high and low bid prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below. These over-the-market quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                   Common Stock                   Class A Warrants**              Class B Warrants**
Quarter Ended                    High          Low               High            Low              High          Low
-------------------------------------------------------------------------------------------------------------------
1998
March 31                        9 1/16         4 3/8               4/16            3/16             1/32          1/32
June 30*                        5 15/16        3 3/32              3/16            3/32             1/32          1/32
September 30                    3 3/8          1 21/32             3/32            1/64             1/32          1/32
December 31                     3              2 7/32              **              **               **            **

1997
March 31                        7 1/2          5 5/16               3/32           1/16             1/16          1/32
June 30                         6 1/4          5 5/16               3/32           1/16             1/32          1/32
September 30                   11 1/4          5 15/16              5/16           5/32             7/32          1/16
December 31                    10 5/8          6 1/4               17/64           5/32             1/8           1/16

*    In May 1998, the Company effected a one-for-ten reverse stock split.

** In November, 1998, the Class A Warrants and the Class B Warrants were delisted.

     The Company has never paid a dividend on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Selected Financial Data

     Statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Such forward-looking statements involve known and unknown factors that could cause actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements.

Set forth below is a summary of certain financial information of the Company.

Statement of Operations Data (thousands)

                                                                    1998           1997          1996          1995           1994
                                                                    ----           ----          ----          ----           ----
Operator's fees                                                      $720           $461          $468        $1,115         $3,149
Oil and Gas Revenue                                                $1,410         $2,001          $335          $644             --
Interest income                                                      $557         $1,085        $1,175        $1,126           $769
Office services and other                                            $613           $483          $463          $428           $444
Equity in earnings of Jay Management LLC                              $16            $39            --            --             --
Reinbursement of exploration cost                                     255             --            --            --             --
Gain from sale of oil and gas properties and equipment                931             --            --            --             --

Gain (Loss) on marketable securities                                $(973)         $(272)         $706         $(367)       $(2,269)
Impairment of oil & gas properties                                   $571            $12            --            --             --
Exploration costs                                                     $81            $11           $34          $173           $532
Lease operating expenses and severance taxes                         $883           $972            --            --             --
Depreciation, depletion and amortization                             $815           $684            --            --             --
Operator expense                                                     $487           $507          $657          $619           $704
General and administrative expenses                                $1,196         $1,289        $1,254          $720           $720
Interest Expense                                                     $326           $341            --            --             --
Net Income (loss)                                                   $(851)          $(14)         $828          $635            $59
Net Income (loss) per share                                        $(0.32)        $(0.01)        $0.31         $0.24          $0.02
Weighted average number of shares                                   2,640          2,640         2,649         2,669          2,660


                                                                                         December 31,
                                                     -------------------------------------------------------------------------------
                                                       1998              1997              1996              1995             1994
                                                       ----              ----              ----              ----             ----
Balance Sheet Data
Total assets                                         $24,486           $26,783           $23,263           $22,620           $22,077
Total liabilities                                     $2,422            $3,868              $335              $358              $450
Shareholders' equity                                 $22,064           $22,915           $22,928           $22,262           $21,628


Liquidity and Capital Resources

     Working capital (current assets minus current liabilities) was $17,543,000 and $18,287,000 at December 31, 1998 and 1997, respectively.

     Net cash flow provided by operating activities was $1,082,000 and $506,000 in 1998 and 1997, respectively.

     Net cash flow provided by investing activities was $4,864,000 in 1998 compared to net cash (used in) investing activities of $8,909,000 in 1997. The increase in cash flow provided by investing activities is primarily attributable to net cash inflow from the purchase and sale of marketable securities of $2,024,000 in 1998 as compared to a net cash outflow from the purchase and sale of marketable securities of $703,000 in 1997 and the $1,900,000 proceeds from certificates of deposits in 1998 compared to the $1,900,000 payments for certificates of deposits in 1997. As of December 31, 1998, the Company owned approximately 5.5% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphta Israel Exploration Ltd. ("Naphta"). Naphta, through a wholly owned subsidiary, holds approximately 58% of the Company's outstanding common stock (assuming the exercise of all of the Class A & B Warrants held by Naphta). Shares of JOEL and Naphta are traded on the Tel Aviv Stock Market.

     Capital expenditures were $212,000 and $6,328,000 in 1998 and 1997, respectively. The higher amount in 1997 was attributable to purchase by Jay of the Snyder properties and the purchase by the Company of interests in the Congo.

     As of December 31, 1998, Jay had outstanding indebtedness of $1,778,891 under a bank loan facility of $10 million from Comerica Bank-Texas (the "Comerica Loan"). The Comerica Loan bears interest at prime plus 1% with monthly payments of $31,208 plus interest and matures in 2000. The Comerica Loan is secured by oil and gas properties and cannot exceed the "Borrowing Base" (as defined in the loan documents), which is subject to annual re-determination by Comerica. The Company is not a borrower or guarantor under the Comerica Loan Facility. The Comerica Loan documentation contains restrictions on Jay's ability to freely declare or pay a dividend or make any distribution in cash or otherwise. Jay was in default of certain debt covenants at December 31, 1998 for which waivers were obtained from the bank in respect of the period ended December 31, 1998. Future principal payments on the bank loan facility as of December 31, 1988 are $374,496 and $1,404,395 in 1999 and 2000.

     The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital and the Comerica Loan facility.

Results of Operations

     The Company reported net loss of $851,000 ($0.32 per share) in 1998 compared to a net loss of $14,000 ($0.01 per share) in 1997. The loss during 1998 compared to 1997 is primarily a result of the decrease in operating income from oil and gas activities and from the increase in a loss attributable to marketable securities of $701,000.

     Set forth below is a break-down of these results.

United States

Oil and Gas Revenues   (in thousands)

                                                    1998              1997
                                                    ----              ----
Oil Volume Sold (Barrels)                             31                40

Gas Volume Sold (MMCF)                               523               604

Oil Sales ($)                                        395               676

Gas Sales ($)                                      1,015             1,325

Average Unit Price

Oil ($/Bbl) *                                      12.74             16.90
Gas ($/MMCF) **                                     1.94              2.19

*    Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**   MMCF - 1,000 Cubic Feet

     On August 27, 1998, Jay Petroleum sold 100% working interest in 25 wells located in Jack & Clay Counties Texas, for $220,000. The effective date of this sale was August 1, 1998.

     During October 1998, Jay Petroleum sold:

     a. 100% working Interest in 5 wells located in Beckham County, Oklahoma for $195,200. The effective date of this sale was October 1, 1998.

     b. 81.3% working interest in one gas well located in Devil field, Jefferson County, Texas. The amount received was $1,000,000, and an overriding royalty interest of 2.02% on a 320 acre gas unit which includes the production of the gas well. The effective date of this sale was July 1, 1998.

     The impact of the August and October sales is a monthly reduction of about 22,000 MMCF of gas and 90 Barrels of oil, and a reduction in cash flow of approximately $16,000 per month.

     As a result of the above sales, the Company paid down Jay's debt with Comerica Bank in 1998, by the amount of $1,137,900, and reduced the monthly loan payment from $45,000 to $31,208.

Israel
------

The Negev Med Licenses Venture
------------------------------

     During 1998 the Negev Med Joint Venture expended $345,000, primarily for the purposes of acquiring, processing and interpreting the results of seismic surveys. The Company's share or the expense was $3,500. The result indicates the existence of drillable prospects of Yam Nitzanim.

     Several meetings were held with the representatives of the Israeli Ministry of Defense and the Petroleum Commissioner to discuss a possible solution to the restrictive conditions of the licenses so as to enable the Company to carry out prospective drilling within the license areas. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Explorations Efforts in Israel"

Yam Ashdod Carveout Venture (within the Med Ashdod License)
-----------------------------------------------------------

     During the year of 1998 the Yam Ashdod Carveout Venture expended $174,000. The Company's share was $1,700. Standard processing of the seismic data that was acquired in connection with the Yam Ashdod Carveout was completed and the results have been interpreted. The preliminary results of the interpretation indicate the existence of a drillable prospect in the southern part of the Carveout (Yam Nitzanim prospect). The Company has evaluated different drilling companies concerning their availability to supply an offshore drilling unit in order to explore the possibility of drilling the Yam 3 well, subject to the approval of the Ministry of Defense, or the Yam Nitzanim well during the year 1999. The Company has received positive responses from several drilling companies that are willing and capable to drill the above wells.

     If the Company reaches an agreement with the Ministry of Defense, the Company shall give priority to the drilling of the Yam-3 well or possibly deepening and re-testing of the Yam-2 well. If no such agreement is reached, the Company shall consider drilling the Nitzanim well. The Company estimates that the cost of drilling these wells will be approximately $25,000,000, of which the Company's share is estimated at $125,000.

Shederot License
----------------

     In 1998 the participants of the venture drilled the Gevim well to a depth of 15,157 feet. The well was declared a dry hole. The total cost of the well was $6.6 million, of which the Company' share was approximately $66,000.

Congo

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

     The two permits are included in oil and gas properties in the balance sheet at $2,700,000. Management believes that the permits are not impaired at December 31, 1998. However, the Company's recovery of its investment in the Congo is dependent upon successful outcome of the permitting and production sharing contracts which cannot be assessed.

Operator's Fees

     In 1998 the Company earned $720,000 in operator fees, compared to $461,000 in 1997. The increase in the operator fees is due primarily to the drilling activities at Gavin under the Shederot license.

Oil and Gas Revenues and Gas Revenues

     In 1998 and 1997 the Company had oil and gas revenues of $1,410,000 and $2,001,000, respectively. The decrease is due mainly to 34%-43% decline in oil and gas prices and the sale of oil and gas properties in 1998, which resulted in a gain of $931,000.

Lease Operating Expenses and Severance Taxes

     Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $883,000 and $972,000 for 1998 and 1997, respectively. The decrease in lease operating expenses and severance taxes is due to the decline in oil and gas prices and lower production in 1998.

Interest Income

     Interest income during the year ended December 31, 1998 was $557,000 compared to $1,085,000 for the year ended December 31, 1997. The decrease is attributable mainly to lower average earning investment balances and to the devaluation of the Israeli currency against the US Dollar.

Loss on Marketable Securities

     In 1998, the Company recognized net realized and unrealized losses of $973,000 compared to $272,000 in 1997.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Impairment of Oil and Gas Properties

     The increase in the impairment of oil and gas properties in 1998 is mainly due to the 34% - 43% decline in oil and gas prices.

Operator Costs

     Operator's costs decreased in 1998 as compared to 1997, primarily as a result of lower manpower costs and reduced rent payments for the Company's offices in Israel.

General and Administrative Expenses

     The decrease in general and administrative expenses for the year ended December 31, 1998 compared to the year ended December 31, 1997 was mainly due to a decrease in consulting fees and salaries. General and administrative expenses as of December 31, 1998 include approximately $190,000 of legal expenses related to the settlement with Mr. Reuven Hollo, Jay Resources Inc. and Jay Natural Resources.

Impact of the Year 2000 Issueof the Year 2000 Issue

     The Year 2000 Issue ("Y2K") is a general term used to describe the various problems that may arise as a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Y2K software compliance issues affect the Company and most companies in the world.

     The Company is conducting a review of its operations to identify those systems that could be affected by the Y2K issue. The review covers information systems, mainframe and personal computers and the Company's delivery systems. The Company's information systems include administrative and financial applications, such as for order processing and collection. In the event one of these systems were to fail, the Company's ability to capture, schedule and fulfill customer demands would be impaired. Similarly, if a collection processing system were to fail, the Company would not be able to properly apply payment to customer balances or correctly determine cash balances. However, the Company would consider various alternatives, including performing manually certain functions that it had performed manually before the applicable computer system was in use. Management also intends to review its external relationships to address potential Y2K issues arising from relationships with significant suppliers, service providers and customers.

     Management presently believes that the Company has substantially completed its Y2K planning of its internal systems and facilities utilizing both internal and external resources. The Company has been advised that its accounting system software systems will properly utilize dates beyond December 31, 1999. The Company plans to complete its Y2K project not later than November 30, 1999. Management anticipates that the total cost of the Y2K project should not exceed $25,000 and will be funded through operating cash flows.

     The Company has not initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Contingency plans will be considered by the Company and to the extent practicable will be put in place, as required, in the event that the Company determines that it is at significant risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans may include consideration of alternative sources of supply, customer communication plans and plant and business response plans.

     In general, the Company's plans are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company believes that due to the widespread nature of the potential Y2K issues, its contingency planning is an ongoing process which will require further consideration as the Company obtains additional information. The Company will define strategy based on the importance of a particular relationship. The Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that such problem may have an adverse impact on its operations.

     The failure to correct a material Y2K problem could, of course, result in an interruption in, or failure of, certain normal business activities or operations, including curtailment of production and failure to bill and collect revenues. Such failures could materially and adversely affect the Company. More specifically, the Company would be materially adversely affected if third parties with which it does business or that provide essential products or services are not Year 2000 ready. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of the Company's suppliers, other third party providers and customers, the Company is unable to determine at this time whether the consequences of any Year 2000 failures will have a material impact on the Company. The Company believes that with the implementation of the new accounting systems and the completion of its other measures, the possibility of significant interruptions of normal operations should be mitigated.

Item 7. Financial Statements and Supplementary Data.

     The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On March 10, 1999, the Company retained the certified public accounting firm of KPMG LLP as independent accountants of the Company to audit the Company's financial statements. The Company's previous principal auditors, Hein & Associates LLP ("Hein"), resigned in November, 1998.

     During the fiscal year ended December 31, 1997 and the period between January 1, 1998, up to and including the day of its resignation, there were no disagreements between the Company and Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which if not resolved to Hein's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. However, Hein advised the Company that it would be able to accept the appointment to audit the Company's financial statements for the fiscal year ended December 31, 1998 only if the Company hired a corporate controller to reside and work in Houston, Texas and if Hein and the Company would come to an agreement concerning fees for the audit. The Company declined to hire a corporate controller to reside and work in Houston.

     Hein's report on the financial statements of the Company for the year ended December 31, 1997, contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. Hein's furnished the Company with a letter addressed to the SEC confirming its agreement with the above statements, a copy of which was filed as an exhibit to the report filed on Form 8-K on November 23, 1998.


                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      As of March 30, 1998, the executive officers and directors of the Company are as follows:

Name              Age               Position

Haim Tsuff         41    Chairman of the Board and Chief
                         Executive Officer of the Company

Daniel Avner       36    President of the Company

Yossi Levy         47    Branch Manger of the Company's  Branch Office in
                         Israel

Pinchas Pinchas    44    Chief Controller of the Company Branch Office in Israel

Adv. Noa Lendner   48    Director

Tina Maimon
Arckens            44    Director and Secretary

Prof. Linda
Canina             44    Director

Prof. Avihu
Ginzburg           72    Director

     All officers serve until the next annual meeting of directors and until their successors are elected and qualified.

     Haim Tsuff has been a director of the Company since January 1996 and the Chairman of the Board of Directors and Chief Executive Officer since May 1996. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. and Chairman of YHK General Manager Ltd. (which entity effectively controls Equital Ltd., JOEL Ltd., Naphtha, Naphtha Holdings Ltd., public companies in Israel) and may be deemed to control the Company. During the past five years, Mr. Tsuff has served as General Manager of Painton Chemical Industries Ltd., a private company, which produces printed material. Mr. Tsuff is also the Managing Director and Chairman of the Board of Y. Habaron Ltd. (real estate), Painton Chemical Factors Ltd. (printed material), Madad Ltd. (printed material), Benfica Holdings Ltd. (construction) and Benfica Ltd. (construction), all of which are private companies. See Security Ownership of Certain Beneficial Owners.

     Daniel Avner has been President of the Company since July 1997. On July 9, 1998, Mr. Avner resigned as director and as Secretary of the Company, positions which he has held since May 1996. Since 1992, Mr. Avner has been the General Manager of E.D.R. GMBH Co., a company that engages in investment, development and management of residential property in Germany. From 1991 to 1992 Mr. Avner was a Financial Analyst with Proctor & Gamble Company in Germany. Mr. Avner holds a BA Degree in Accounting and Economics from the University of Tel Aviv and a Masters of Business Administration from Duke University.

     Yossi Levy has been Branch Manager of the Company's Branch Office in Israel since August, 1996. Since 1988 Mr. Levy has held the position of General Manager of Naphtha - Israel Petroleum Corp. (Naphtha), a public company in the oil and gas business in Israel. Since 1995 Mr. Levy has been General Manager of N.I.R. (Naphtha International Resources) Ltd. Naphtha through its subsidiary (Naphtha Holdings Ltd.) may be deemed to be a controlling shareholder of the Company.

     Pinchas Pinchas has been the Chief Controller of the Company's Israel Branch since December 31, 1997. Mr. Pinchas is not employed or otherwise retained by the Company. Mr. Pinchas serves as the Controller of Naphta (which holds 100% of Naphta Holdings Ltd., which company holds 58% of the outstanding common stock of the Company (assuming exercise of the Class A & B Warrants)) and also as controller of

J.O.E.L. (which holds approximately 87% of Naphta) and Equital. The Company participates in Mr. Pinchas salary' which is payable by J.O.E.L. in an aggregate monthly amount of $4,000.

     Noa Lendner, Adv. has been a director of the Company since July 1998. Ms. Lendner has served as legal counsel to Equital, Naphtan and J.O.E.L. since February 1997. Ms. Lendner also serves as Secretary of Naphta, a related entity, since 1997. From December, 1995 through January 1997, Ms. Lendner has also served on the Board of Directors of J.O.E.L. From 1995 through January 1997, Ms. Lendner engaged in the private practice of law, specializing in the commercial and corporate areas. Ms. Lendner received an LL.B. degree form the Hebrew University in Jerusalem in 1976 and since 1977 has been a member of the Israeli Bar.

     Tina Maimon Arckens has been a director of the Company and a director of Isramco Oil and Gas Ltd. since March 1997 and Secretary of the Company since July 14, 1998. Mrs. Arckens is a director of YHK General Manager Ltd. Mrs. Arckens is the sister of Jackob Maimon, the Chairman of the Board of Directors of Naphtha Israel Petroleum Corp. Ltd. Mrs. Maimon Arckens is a housewife.

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

     Avihu Ginzburg has been a director of the Company since July 1997. Dr. Ginzburg is currently Emeritus Professor in Geophysics at Tel Aviv University. In 1996 he was Visiting Professor in Exploration Geophysics at Curtin University, Perth, Western Australia; and, Research Fellow at the Department of Geological Sciences, University College, London. From 1992 - 1995 Dr. Ginzburg held the position of Chairman of Geophysics and Planetary Science at Tel Aviv.

     There are no family relationships, as defined, between any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal. The Board of Directors elects the officers in conjunction with each annual meeting of the stockholders.

SECTION 16 FILINGS

     No person who, during the fiscal year ended December 31, 1998, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock, or a 'Reporting Person', failed to file on a timely basis, reports required by Section 16 of the

Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 10. Executive Compensation

     The following table sets forth the compensation paid for 1998 and 1997 to the Chief Executive Officer and the other highly paid officers and/or key employees of the Company.

                                                   Summary Compensation Table

                                                       Annual Compensation                          Long-Term Compensation
                                            ---------------------------------------------        ---------------------------
                                                                               Other             Securities          All
         Name and                               Salary/                       Annual             Underlying         Other
    Principal Position           Year       Consulting Fee     Bonus     Compensation (7)          Option       Compensation
    ------------------           ----       --------------     -----     ----------------          ------       ------------

Haim Tsuff                         1998        240,000          ---             ---                  ---             ---
  Chairman of the Board            1997        216,000          ---             ---                  ---             ---
  and Chief Executive Officer(1)

Daniel Avner                       1998         90,000          ---             ---                  ---             ---
  President and Secretary(2)       1997         37,900          ---             ---                  ---             ---

Yossi Levy                         1998         88,000          ---             ---                  ---             ---
  Branch Manager(3)                1997         92,230          ---             ---                  ---             ---

Pinchas Pinchas                    1998         48,000          ---             ---                  ---             ---
  Controller Branch Office(4)      1997           ---           ---             ---                  ---             ---

Joshua Folkman                     1998         95,600          ---             ---                  ---             ---
  Exploration Manager              1997        101,128          ---             ---                  ---             ---
  Branch Office

Yuval Ran(5)                       1998          ----           ---             ---                  ---             ---
  Former President                 1997        151,000          ---             ---                  ---             ---

Raanan Wiessel                     1998          ----           ---             ---                  ---             ---
  Former Treasurer                 1997         91,358          ---             ---                  ---             ---
  Controller, Branch
  Office(6)

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

(2) In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the President of the Company. Pursuant to this agreement, the Company has agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the agreement was amended to increase the amount payable per month to $15,000. Pursuant to the amendment in February 1999, expenses are no longer reimbursable. The Company has also agreed to provide a company car and company furnished apartment to Consultant, if available. The agreement is in force through July 2,000.

(3) In November of 1996 the Company entered into an Employment Agreement with Yossi Levy, the Managing Director of Naphtha Israel Petroleum Company Ltd. to employ Mr. Levy as the General Manager of the Israel Branch of the Company.

(4) Mr. Pinchas is employed as Controller of Naphta, J.O.E.L. and Equital, affiliates of the Company. As of January 1, 1998, the Company participates in the payment by J.O.E.L. of Mr. Pinchas' salary in an aggregate monthly amount of $4,000.

(5) In August of 1996 the Company entered into a Consulting Agreement with Yuval Ran, the former President of the Company. Pursuant to the Consulting Agreement as amended April 1997, the Company has agreed to pay to Mr. Ran the sum of $240,000 per annum payable in installments of $20,000 per month in addition to reimbursing all reasonable business expenses incurred in connection with performing the consulting services on behalf of the Company. Mr. Ran resigned as President of the Company on July 15, 1997.

(6)  Mr. Wiessel's services were terminated in December 1997.

(7) Does not include personal benefits, which do not exceed 10% of the cash compensation of all officers as a group.

     The following table sets forth information concerning the exercise of stock options during 1997 by each of the named executive officer and key employee and the year end value of unexercised options.

         Aggregated Option Exercises in 1998 and Year End Option Values

                                                                    Number of Securities           Value of Unexercised
                                 Shares                                 Underlying                     In the Money
                                Acquired               Value            Unexercised                  Options at Year
           Name                on Exercise          Realized ($)        Options (#)                    End ($) (2)
           ----                -----------          ------------        -----------                    -----------
Joshua Folkman                      0                    0                 2,000                            0

Raanan Wiessel(1)                   0                    0                 2,500                            0

Notes

(1) The services of Raanan Wiessel, the Company's former treasurer and controller of the Company's Israel Branch, were terminated as of December 1997.

(2) The value reported is based on the closing price of the common stock of the Company as reported on NASDAQ on the date of the exercise less the exercise price.

There were no grants of any options in 1998 and 1997.

     All stock options were granted with an exercise price equal to the market price of the common stock on the date of grant.

     The Company during 1998 did not amend or adjust the exercise price of outstanding stock options previously awarded to any of the named executive officers or directors or employees. The only incentive plan, which the Company has, is its 1993 Stock Option Plan (the "Stock Option Plan").

Stock Option Plan

     Directors, officers, employees and consultants of the Company and its subsidiaries adopted the Company's Stock Option Plan with the intention of encouraging stock ownership. The plan provides for stock options of up to 50,000 shares of common stock of the Company (after giving effect to the reverse stock split). Options may either be options intended to qualify as "incentive stock options" or "non-statutory stock options", as those terms are defined in the Internal Revenue Code.

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

Item 11. Security Ownership of Directors, Officers and Key Employees

     The following table sets forth certain information, as of March 30, 1999, concerning the ownership of the Common Stock (comprising of the shares of common stock if the Company's Class A and Class B Warrants were exercised)by (a) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock (b) each of the Company's directors (c) all current directors, officers and significant employees of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.

                                                         Number of              Percent
                                                         Shares Owned           of
Name                     Position                        Beneficially           Class
----                     --------                        ------------           -----
Haim Tsuf                Chairman of the
                         Board, Chief Executive
                         Officer and Director            1,320,222(1)           50.01%

Daniel Avner             President                               0


Yossi Levy               Manager of the Company's
                         Israel Branch                           0


Pinchas Pinchas          Controller of the Company's
                         Israel Branch                           0

Joshua Folkman           Exploration Manager (Israel)            0

Noa Lendner, Adv.        Director                                0

Tina Maimon
Arckens                  Director and Secretary                  0

Prof. Avihu Ginzburg     Director                                0

Prof. Linda Canina       Director                                0

All directors and
Officers as a group                                      1,320,222              50.01%

Notes

(1) Haim Tsuff owns 100% of United Kingsway Ltd., which through YHK General Manager Ltd. controls various entities, which may be deemed to control the Company. For more information see Security Ownership of Certain Beneficial Owners.

                 Security Ownership of Certain Beneficial Owners

     Set forth below is certain information with respect to ownership of the Company's securities as of March 30, 1999 by persons or entities who are known by the Company to own beneficially more than 5% of the outstanding shares of the common stock, as determined in accordance with Rule 13d-3 under the Act.

           Name of                             No. of
       Beneficial Owner                      Common Shares            Percentage
       ----------------                      -------------            ----------

Naphtha Holdings Ltd.*                         1,320,222                 50.01%

Haim Tsuff*

United Kingsway Ltd.*

YHK Investment Limited Partnership*


Notes

* Haim Tsuff owns and controls 100% of United Kingsway Ltd. (Kingsway) which holds a 74% interest in YHK Investment Limited Partnership (YHK). Avraham Livnat Ltd. through its subsidiary Carmen Management and Assets (1997) Ltd. owns 26% of YHK. The General Partner of YHK is YHK General Manager Ltd. and Haim Tsuff, Joseph Tsuff (the father of Haim Tsuff) and Tina Maimon-Arckens (the sister of the Chairman of the Board of Naphtha are the directors of YHK General Manager Ltd. YHK owns of record 42.4% of Equital Ltd. (formerly known as Pass-port Ltd.), Equital Ltd. owns 43.4% of J.O.E.L. - Jerusalem Oil Exploration Ltd. (JOEL), JOEL owns 86.6% of Naphtha, which holds 100% of Naphtha Holdings Ltd. JOEL also owns 9.7% of the shares of Equital Ltd.. Naphtha Holdings Ltd. owns of record approximately 58% of the issued and outstanding common stock of the Company (if the Class A and Class B
     Warrants are exercised). Naphtha Holdings Ltd. holds 250,000 Class A Warrants and 250,000 Class B Warrants of the Company.

     Information regarding these relationships is set forth on the Chart of Ownership and in Schedule 13d filings and amendments made thereto made on behalf of the above entities, which are on file with the Securities and Exchange Commission.

     As a result of the  foregoing,  Haim Tsuff,  Kingsway,  YHK,  Equital Ltd.,
     JOEL,

     Naphtha and Naphtha Holdings Ltd. may be deemed to control the Company.

     This percentage is based on 2,639,809 shares of common stock outstanding March 31, 1999.


Item 12. Certain Relationships and Related Transactions

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

     In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the President of the Company. Pursuant to this Agreement which has a term of one
(1) year through July 31, 1998, the Company has agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Company has also agreed to make provide a company car and company furnished apartment to Consultant, if available. The Consulting Agreement is in effect through July 2000.

     On January 21, 1998, the Company entered into a Inventory Management Agreement with Equital Ltd. pursuant to which the Company is obligated to pay to Equital Ltd. $1,650 plus VAT payable December, March, June and September of each year during the term of the Agreement. In the case of the drilling of a well if the total monthly hours of services provided to the Company by Equital Ltd. exceed 30 hours per month, then the Company shall pay an additional $40.00 per hour plus VAT for services rendered. The Agreement may be terminated on three
(3) month's written notice. The Company believes that the prices charged by Equital Ltd. to the Company for these services are comparable to the cost for such services negotiated in arm's length transactions. Equital Ltd. may be deemed to be a control person to the Company.

     Pursuant to the agreement terminating the employment of Mr. Toledano as the Company's President and Chief Operating Officer in October 1995, Mr. Toledano executed a Covenant Not to Compete Agreement with the Company. Pursuant to the terms of the Covenant Not to Compete, Mr. Toledano agreed that for a period of five (5) years he would not directly or indirectly compete with the Company in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel. In consideration for the Covenant Not To Compete, the Company paid to Mr. Toledano the sum of $200,000. The Company also entered into a Consulting Agreement with Natural Resources Exploration Services B.V., a Netherlands corporation controlled by Mr. Toledano. Pursuant to the Consulting Agreement between the Company and Natural Resources Exploration Services B.V., the Company paid a lump sum payment of $72,000 to Natural Resources Exploration Services B.V. to provide the services of Mr. Toledano to the Company through June 23, 1997.

     In July of 1995 the Company formalized its existing oral consulting agreement with Dr. Joseph Elmaleh and entered into a written Consulting Agreement for the payment to Dr. Elmaleh of an annual fee of $99,000 payable in equal monthly installments of $8,250. The expiration of the term of the Consulting Agreement commenced August 1, 1995 and was to expire July 31, 1997. Under the terms of a Termination Agreement made on April 17, 1996, Dr. Elmaleh resigned as the Chairman of the Board, Chief Executive Officer and a director of Isramco and its subsidiaries, the Company terminated the 1995 Consulting Agreement with Dr. Elmaleh and (i) paid to him the sum of $123,750 representing the balance of unpaid consulting fees; (ii) paid to him the sum of $270,000 for a non-compete agreement for a term of three (3) years in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel. The Company also purchased from Southern Shipping and Energy Inc. (a company controlled by Dr. Elmaleh) 29,268 shares of the common stock of the Company held by Southern Shipping and Energy Inc. for a purchase price of $208,238.

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

     "Limited Partnership" shall mean Isramco-Negev 2 Limited Partnership, a Limited Partnership founded pursuant to a Limited Partnership Agreement made on the 2nd and 3rd days of March, 1989 (as amended on September 7, 1989, July 28, 1991,March 5, 1992 and June 11, 1992) between the Trustee on part as Limited Partner and Isramco Oil and Gas Ltd., as General Partner on the other part.

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

     The holder of a preliminary permit is entitled to carry out petroleum exploration, but not test drilling or petroleum production, within the permit areas. The Commissioner determines the term of a preliminary permit and it may not exceed eighteen (18) months. The Minister may grant the holder a priority right to receive licenses in the permit areas, and for the duration of such priority right no other party will be granted a license or lease in such areas.

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

Item 13.  Exhibits and Reports on Form 8-K and Financial Statements

     (a)  Exhibits

1.1 Underwriting Agreement, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.

1.2       Selected  Dealers  Agreement,   filed  as  an  Exhibit  with  the  S-l
          Registration Statement, File No. 33-57482.

1.3 Underwriter's Warrant Agreement, filed as an Exhibit with the S-l Registration Statement, File No.33-57482.

3.1 Articles of Incorporation of Registrant with all amendments filed as an Exhibit to the S-l Registration Statement, File No. 2-83574.

3.2 Amendment to Certificate of Incorporation filed March 17, 1993, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.

3.3 By-laws of Registrant with all amendments, filed as an Exhibit to the S-l Registration Statement, File No. 2-83570.

4.1 Form of Warrant Agreement with respect to Class A and Class B Redeemable Warrants, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.

4.2       Form  of  Deposit  Agreement,   filed  as  an  Exhibit  with  the  S-l
          Registration Statement, File No. 33-57482.

10.1 Oil Marketing Agreement, filed as Exhibit with the S-l Registration Statement, File No. 2-83574.

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

10.9 Farmout Agreement dated March 30, 1986 between the Company and Naphtha Israel Petroleum Corp. Ltd., filed as an Exhibit to Form 10-K Fiscal 1986, and incorporated herein by reference.

10.12     Exchange  Agreement  dated May 22,  1986  between  the Company and SSE
          (UK), filed as an Exhibit to Form 8-K for the month of May 1986 and incorporated herein by reference.

10.13 Assignment Agreement dated as of May 5, 1988 between the Company and SSE (UK), filed as an Exhibit to Form 8-K for the month of June 1988 and incorporated herein by reference.

10.14 Joint Venture Agreement and Joint Operating Agreement dated June 30, 1988 by and among HEI Oil and Gas Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., Delek Oil Exploration Ltd., Delek, The Israel Fuel Corporation Ltd., the Company, Southern Shipping and Energy (U.K.), Naphtha, Israel Petroleum Company Ltd., Oil Exploration of Pat Ltd., LPS Israel Oil Inc., Donesco Venture Fund One, a Limited Partnership and Mazaloil Inc. filed as an Exhibit to Form 8-K for the month of September 1988.

10.15 Agreement(re: Negev Joint Venture No. 2 - Assignment of Interest) dated December 9, 1988 between the Company and Southern Shipping and Energy (U.K.), filed as an Exhibit to Form 8-K for the month of November 1988 and incorporated herein by reference.

10.17 Amendment No. 1 to Agreement (re: Negev Joint Venture No. 2 - Assignment of Interest) with Southern Shipping and Energy (U.K.) dated January 12, 1989 between the Company and Southern Shipping and Energy (U.K.), filed as an Exhibit to Form 8-K for the month of January 1989 and incorporated herein by reference.

10.19 Management Services Agreement dated November, 1988 and effective as of July 1, 1988 between the Company and H.G. Finance Ltd., filed as an Exhibit to Form 10-Q for the Company for the quarter ending September 30, 1988 and incorporated herein by reference.

10.20 Grant Agreement with the Government of Israel, undared, between the Company and the Government of Israel on behalf of the State of Israel, filed as an Exhibit to Form 10-Q for the Company for the period ending September 30, 1988 and incorporated herein by reference.

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

10.26 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

10.27 Consulting and Option Agreement dated March 17 1989 between the Company and M.H. Meyerson & Co., Inc., filed as an Exhibit to Form 8-K dated March 20, 1989 and incorporated herein by reference.

10.29 Agreement dated as of March 30, 1989 between the Company and SSE (U.K.) and filed as an Exhibit to Form 8-K for the month of June 1989 and incorporated herein by reference.

10.33     Negev Ashquelon/224 License, filed with Post-effective Amendment No. 7
          to  Form  S-l  Registration   Statement  and  incorporated  herein  by
          reference. File No. 2-83574.

10.34 Consulting and Option Agreement dated December 4, 1989 between the Company and Ladenburg, Thalmann & Co., Inc., filed as an Exhibit to Form 8-K for the month of December 1989.

10.36 Amendment No. 1 to the Negev 2 Venture Agreement made as of August 1, 1989 and Amendment No. 2 to the Negev 2 Venture Agreement made as of September 22, 1989 by and between the Negev 2 Venture Participants, filed as an Exhibit to the Post-effective Amendment No. 8 to Form S-l Registration Statement. File No. 2-83574.

10.37 Amendment Agreement to Grant Agreement between the Company and the Government of Israel, filed as an Exhibit to this Post-effective Amendment No. 8 to Form S-l Registration Statement. File No. 2- 83574.

10.38 Amendment to Agreement between the Company and M.H. Meyerson & Co., Inc. made as of February 28, 1991, as filed as an Exhibit to Form 8-K for the month of

          February 1991 and incorporated herein by reference.

10.40 Stock Option Agreement dated as of May 25, 1990 between the Company and J. Jerome Williams, filed as an Exhibit to Form 8-K for the month of May, 1990 and incorporated herein by reference.

10.41 Supplement to Transfer of Rights Agreement dated July 22, 1991 between the Company and Isramco-Negev 2, Limited Partnership filed as an Exhibit to Form 8-K of the Company, dated August 27, 1991, and incorporated herein by reference.

10.42 Clarification Agreement dated March 3, 1992 between the Company and JOEL - Jerusalem Oil Exploration Ltd., filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.43 Underwriting Agreement dated March 11, 1992 between Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Pat Oil Exploration Limited, JOEL -Jerusalem Oil Exploration Ltd., Isramco Management
          (1988) Limited, East Mediterranean Oil and Gas Limited and the Company (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.44     Assignment  of  Rights  Agreement  dated  March 8, 1992  between  JOEL
          Jerusalem Oil Exploration Ltd., Pat Oil Exploration Limited, the Company and Isramco-Negev 2 Limited Partnership (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.45 Supplement to Assignment of Rights Agreement dated March 8, 1992 between JOEL -Jerusalem Oil Exploration Ltd., Pat Oil Exploration Limited, the Company and Isramco-Negev 2 Limited Partnership (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.46 Sole Risk Agreement #1 (NIRIM) dated as of October 1 , 1991 between Isramco-Negev 2 Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., the Company, Delek Oil Exploration Ltd., Delek - The Israeli Fuel Corporation Ltd., Oil Exploration of Pat Ltd. and Naphtha Israel Petroleum Company Ltd., filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.47 Sole Risk Notice (Nirim) dated August 30, 1991, filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.48 Deed of Assignment for Petroleum License No. 224/Negev Ashhquelon and Petroleum License No. 227/Nirim for the benefit of Isramco Resources Inc. filed as an Exhibit to Form 8-K for the month of ended August 1992 and dated September 9, 1992.

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

10.52 Option Agreement between Isramco Resources Inc. and J.O.E.L. - Jerusalem Oil Exploration Ltd., Oil Exploration of Pat Ltd., Isramco-Negev 2 Limited Partnership and the Company filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

10.53 Equalization of Rights Agreement between Isramco-Negev 2 Limited Partnership and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd, filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

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

10.57     Investment  Banking  Agreement  filed  as  an  Exhibit  with  the  S-l
          Registration

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

10.60 Consulting Agreement with Zenith Holdings Ltd., a company which employs Haim Tsuff made May _, 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

10.61 Termination Agreement between the Company and Danny Toledano made as of the 23rd day of June 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

10.62 Non-Compete Agreement between the Company and Danny Toledano made as of the 23rd day of June 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

10.63 Consulting Agreement between the Company and Danny Toledano made as of the 23rd day of June 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

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

10.67 Amendment to Consulting Agreement between Goodrich Global L.T.D. B.V.I. and the Company dated December _, 1997, filed as an Exhibit to Form 8-K for the month of December, 1997 and incorporated herein by reference.

10.68 Consulting Agreement between Romulas Investment Ltd. and the Company dated August _, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference, assigned by Romulas Investment Ltd. on December 31, 1997 to Remarkable Holdings Ltd.

10.69 Amendment dated February 23, 1999, to Consulting Agreement between Remarkable Holdings Ltd. and the Company filed hereto as Exhibit 10.69

10.70 Settlement Agreement and Release dated March _, 1998 between Reuven Hello, Jay Resources Corporation, Jay Natural Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Claimants and the Company, NIR Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Respondents, filed as an Exhibit to Form 8-K for the month of March, 1998 and incorporated herein by reference.

10.71 Inventory Services Management Agreement dated December _, 1997 between the Company and Equital Ltd. filed as Exhibit 10.70 to the Annual Report on Form 10KSB for the year ended December 31, 1997.

10.72 Consulting Agreement dated August 20, 1997 between the Company and JFC Enterprises, LLC filed as Exhibit 10.71 to the Annual Report on Form 10KSB for the year ended December 31, 1997.

     (b)  Reports on Form 8-K

          1.   Form 8-K for Janurary 1998, dated January 27, 1998.

          2.   Form 8-K for February 1998, dated February 11, 1998.

          3.   Amendment to Form 8-K for February 1998, dated February 20, 1998.

          4.   Form 8-K for March 1998, dated March 18, 1998.

          5.   Form 8-K for March 1998, dated March 26, 1998.

          6.   Form 8-K for July 1998, dated July 16, 1998.

          7.   Form 8-K for August 1998, dated August 21, 1998.

          8.   Form 8-K for November 1998, dated November 30, 1998.

          9.   Amendment to Form 8-K for December 1998, dated December 10, 1998.

     (c)  Financial Statements

          Report of Independent Auditors'

          Consolidated Balance Sheets at December 31, 1998

          Consolidated Statement of Operations for the years ended December 31, 1998 and 1997

          Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1998 and 1997

          Consolidated Statement of Cash Flows for the years ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ISRAMCO,  INC.
                                                Registrant

                                                By: /s/ HAIM TSUFF

                                                Haim Tsuff,
                                                Chairman of the Board and
                                                   Chief Executive Officer


Date: April 14, 1999

     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature                      Capacity                       Date
---------                      --------                       ----

Noa Lendner                    Director

Tina Maimon Arckens            Director and Secretary

Prof. Avihu Ginzburg           Director

Prof. Linda Canina             Director

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Isramco Inc.

We have audited the consolidated balance sheet of Isramco Inc. and subsidiaries as of December 31, 1998, and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                          KPMG LLP


March 29, 1999
Houston, Texas

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Isramco Inc.

We have audited the consolidated statement of operations, changes in shareholders' equity and cash flows of Iramsco, Inc. and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Iramsco, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP

Houston, Texas
March 24, 1998

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   (in thousands except for share information)

                                                               December 31, 1998
                                                               -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                         $ 14,240
     Marketable securities, at market                                     3,846
     Accounts receivable                                                    268
     Prepaid expenses and other current assets                              207
                                                                       --------
         Total current assets                                            18,561

Property and equipment, (successful efforts method for oil
     and gas properties), net of accumulated depreciation,
     depletion, amortization and provision for impairment of
     $1,863 at December 31, 1998                                          5,450
Other assets:
     Investment in affiliate                                                285
     Covenants not to compete, less accumulated amortization
     of $348 at December 31, 1998                                           122
     Other                                                                   68
                                                                       --------

         Total assets                                                  $ 24,486
                                                                       ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                 $    374
     Accounts payable and accrued expenses                                  644
                                                                       --------
         Total current liabilities                                        1,018

Long-term debt                                                            1,404
                                                                       --------

         Total liabilities                                                2,422


Commitments, contingencies and other matters

Shareholders' equity:
     Common stock, $.01 par value; authorized 75,000,000 shares;
       2,669,120 shares issued and outstanding at
       December 31, 1998                                                     27
     Additional paid-in capital                                          26,168
     Accumulated deficit                                                 (3,967)
     Treasury stock, 29,267 shares at December 31, 1998                    (164)
                                                                       --------

         Total shareholders' equity                                      22,064
                                                                       --------

         Total liabilities and shareholders' equity                    $ 24,486
                                                                       ========

See accompanying notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)

                                                                Year Ended December 31,
                                                              --------------------------
                                                                  1998           1997
                                                              -----------    -----------
Revenues:
     Operator fees from related party                         $       720    $       461
     Oil and gas sales                                              1,410          2,001
     Interest income                                                  557          1,085
     Office services to related party                                 613            483
     Equity in earnings of Jay Management, L.L.C                       16             39
     Reimbursement of exploration costs                               255             --
     Gain from sale of oil and gas properties and equipment           931             --
                                                              -----------    -----------
         Total revenues                                             4,502          4,069
                                                              -----------    -----------

Expenses:
     Impairment of oil and gas properties                             571             12
     Interest expense                                                 326            341
     Depreciation, depletion and amortization                         815            684
     Lease operating expense and severance taxes                      883            972
     Exploration costs                                                 81             11
     Operator expense                                                 487            507
     General and administrative                                     1,196          1,289
     Loss on marketable securities                                    973            272
                                                              -----------    -----------
         Total expenses                                             5,332          4,088
                                                              -----------    -----------

Loss before taxes and minority interest                              (830)           (19)

Minority interest                                                      17              5

Income taxes                                                           38             --
                                                              -----------    -----------

NET LOSS                                                      $      (851)   $       (14)
                                                              ===========    ===========
Loss per share (basic and diluted)                            $     (0.32)   $     (0.01)
                                                              ===========    ===========
Weighted average number of shares outstanding                   2,639,853      2,639,853
                                                              ===========    ===========


See accompanying notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                   (in thousands except for share information)


                                            Common Stock       Additional     Total           Treasury Stock
                                        -------------------     Paid-In    Accumulated     --------------------     Shareholders'
                                         Shares      Amount     Capital      Deficit        Shares       Amount        Equity
                                         ------      ------     -------      -------        ------       ------        ------
Balances-December 31, 1996              2,669,120      $27      $26,168      $(3,102)      (29,267)      $(164)       $22,929

Net Loss                                       --       --           --          (14)           --          --            (14)
                                        ---------      ---      -------      -------       -------       -----       --------
Balances - December 31, 1997            2,669,120      $27      $26,168      $(3,116)      (29,267)      $(164)       $22,915

Net Loss                                       --       --           --         (851)           --          --           (851)
                                        ---------      ---      -------      -------       -------       -----       --------
Balances December 31, 1998              2,669,120      $27      $26,168      $(3,967)      (29,267)      $(164)       $22,064
                                        =========      ===      =======      =======       =======       =====       ========







See accompanying notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended December 31,
                                                              -----------------------
                                                                  1998       1997
                                                               ---------   ---------
Cash flows from operating activities:
  Net loss                                                     $   (851)   $    (14)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation, depletion, amortization and provision
    for impairment                                                1,386         696
  Minority interest                                                 (17)         (5)
  Loss on marketable securities                                   1,243          68
  Gain on sale of oil and gas properties
    and equipment                                                  (931)         (3)
  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                        505        (215)
  (Increase) decrease in prepaid expenses
    and other current assets                                         96         (15)
  (Increase) decrease in other assets                                15         (78)
  Increase (decrease) in accounts payable
    and accrued expenses                                           (364)         72
                                                               --------    --------
  Net cash provided by operating activities                       1,082         506
                                                               --------    --------
Cash flows from investing activities:
  Exploration costs                                                  --         (11)
  Purchase of equipment                                             (60)        (96)
  Purchase of oil and gas properties                                (89)     (5,196)
  Purchase of Jay Petroleum, L.L.C. and of Jay Management
    L.L.C., net of cash acquired                                    (63)     (1,036)
  Proceeds from sale of oil and gas properties and equipment      1,437           6
  Purchase of marketable securities                              (1,966)     (3,767)
  Proceeds from sale of marketable securities                     3,990       3,064
  Proceeds from (payments for) Certificate of deposit             1,900      (1,900)
  Investment in affiliate                                          (285)         --
  Other                                                              --          27
                                                               --------    --------
  Net cash provided by (used in) investing activities             4,864      (8,909)
                                                               --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt                                      137       3,000
  Principal payments on long-term debt                           (1,584)       (855)
                                                               --------    --------

  Net cash (used in) provided by financing activities            (1,447)      2,145
                                                               --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              4,499      (6,258)

Cash and cash equivalents - beginning of year                     9,741      15,999
                                                               --------    --------

Cash and cash equivalents - end of year                        $ 14,240    $  9,741
                                                               ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                       $    326    $    341
                                                               ========    ========

See accompanying notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) -- General and Summary of Significant Accounting Policies:

     [1] The Company

     Isramco, Inc. and subsidiaries (the Company), is engaged in the acquisition, exploration, operation and development of oil and gas properties and the temporary investment of surplus funds in securities. As of December 31, 1998, the Company owns properties in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, the Republic of Congo, Africa, and a 1.0043% working interest in various properties located in Israel.

     [2] Consolidation

     The consolidated financial statements include the accounts of the Company, its direct and indirect wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas) and Isramco Resources Inc., a British Virgin Islands company, its wholly owned subsidiary, Jay Petroleum, L.L.C., (Jay) and an immaterial wholly-owned foreign subsidiary. Intercompany balances and transactions have been eliminated in consolidation. Another wholly-owned subsidiary of the Company, Isramco Management (1988) Ltd., an Israeli Company, is not included in the consolidation because the Company has no voting rights. This entity serves as the nominee for a Limited Partnership and has no significant assets or operations. The Company held a 35% interest in Jay Management, L.L.C. (Jay Management) during January, February and March 1998. This investment was accounted for under the equity method of accounting prior to acquistion of an additional 30% interest in Jay Management interest in March 1998. At December 31, 1998 the Company acquired the remaining 35% interest in Jay Management.

     [3] Method of Accounting for Oil and Gas Operations

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

     Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depreciation, depletion, amortization and provision for impairment expense for the Company's oil and gas properties amounted to approximately $1,255,000 and $502,000 for 1998 and 1997, respectively.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


     [4] Marketable Securities

     Statement of Financial Accounting Standard No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, requires that marketable securities held for trading be recorded at their market value. Company management considers its marketable securities to be held for trading purposes as defined by SFAS No. 115, and as such the securities are recorded at fair value, including such investment securities of related parties, and realized gains and losses from the sale of the marketable securities are determined on the specific identification method. Unrealized gains and losses arising from the marketable securities are reflected in current operations.

     [5] Equipment

     Equipment, consisting of motor vehicles, office furniture and equipment, is carried at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets.

     [6] Translation of Foreign Currencies

     Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas and the Israel branch have been remeasured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. Depreciation is remeasured based on the historical dollar cost of the underlying assets. The net effects of currency translations were not material in any period.

     [7] Income Per Common Share

     The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. At December 31, 1998 and 1997 earnings per share amounts are based on the weighted average number of shares outstanding. The assumed conversion of warrants and exercise of options do not result in material dilution.

     [8] Cash Equivalents

     Cash equivalents include short-term investments with original maturities of ninety days or less and are not limited in their use.

     [9] Noncompete Agreements

     Noncompete agreements are amortized over the period to be benefited, generally from three to five years.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


     [10] New Pronouncements

     In June 1997, The Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays these items with the same prominence as other financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Adoption by the Company of SFAS No. 130 effective January 1, 1998, has had no impact to the Company's financial statements presented herein.

     In June 1997, the FASB issued SFAS No. 131 establishing standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company in which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company has adopted SFAS No. 131 for the fiscal year ended December 31, 1998.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the FASB in June 1998. SFAS No. 133 standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for periods beginning after June 15, 1999. The Company believes that adoption of this financial accounting standard will not have material effect on its financial condition or results of operations.

     [11] Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

     Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum-engineering firm determines the Company's reserve estimates. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, 1998, approximately 38% of the Company's oil and gas reserves were attributable to non-producing properties. Accordingly, the Company's estimates are expected to change, as future information becomes available.

     As mandated under SFAS No. 121, Accounting for the Impariment of Long-Lived Assets and for Long-Lived Assets to be disposed of, the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, as described in the paragraph below. In addition to the uncertainties inherent in the reserve

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


estimation process, these amounts are affected by historical and projected prices for oil and natural gas, which have typically been volatile. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

     [12] Impairment of Long-Lived Assets

     The provisions of SFAS No. 121 require the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of oil and gas properties on a field-by-field basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. At December 31, 1998 the Company recorded an impairment of $505,325 on the excess of the carrying value of the Company's oil and gas properties over the estimated future discounted cash flows from such properties.

     [13] Income Taxes

     The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which, are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

     [14] Oil and Gas Revenues

     The Company recognizes oil and gas revenues as production occurs under the entitlement method. As a result, the Company accrues revenue relating to production for which the Company has not received payment.

     [15] Environmental

     The Company is subject to extensive Federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of noncapital nature are recorded when environmental assessment and/or remeditaion is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities are recorded at December 31, 1998.

(NOTE B) - Transactions with Affiliates and Related Parties

     The Company acts as Operator for joint ventures with related parties in Israel engaged in the exploration for oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Operator fees earned and related operator expenses are as follows:

                                                  Year Ended December 31,
                                               -----------------------------
                                                1998                   1997
                                               ------                 ------
                                                      (in thousands)
Operator fees:
     Negev Med Venture                         $  288                 $  288
     Shederot Venture                             360                     72
     Yam Ashdod Carveout                           72                    101
                                               ------                 ------
                                               $  720                 $  461
                                               ======                 ======
Operator expenses                              $  487                 $  507
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

     In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the President of the Company. Pursuant to this Agreement which has a term of one
(1) year through July 31, 1998, the Company has agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Company has also agreed to make provide a company car and company furnished apartment to Consultant, if available. The Consulting Agreement is in effect through July 2000.

     On January 21, 1998, the Company entered into a Inventory Management Agreement with Equital Ltd. pursuant to which the Company is obligated to pay to Equital Ltd. $1,650 plus VAT payable December, March, June and September of each year during the term of the Agreement. In the case of the drilling of a well if the total monthly hours of services provided to the Company by Equital Ltd. exceed 30 hours per month, then the Company shall pay an additional $40.00 per hour plus VAT for services rendered. The Agreement may be terminated on three
(3) month's written notice.

     During 1998 and 1997, the Company paid JOEL $0 and $30,000, respectively, for rent, office, secretarial and computer services. From January 1997 to March 1997 the Company paid JOEL $8,000 per month for such services. From April 1997 through September 1997, the Company paid Naphtha $6,000 per month, then effective October 1997 through June 30, 1998, $4,600 per month and then effective July 1998 through December 31, 1998, $6,500 per month for such services.

          A subsidiary of the Company is the general partner of Isramco-Negev 2 Limited

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Partnership from which it received management fees and expense reimbursements of
$480,000  and  $480,000  for  the  year  ended   December  31,  1998  and  1997,
respectively.

     During the years ended December 31, 1998 and 1997, the Company incurred $214,000 and $253,900, respectively, for consulting services rendered by officers/directors of the Company.

     In  June  1996,  the  Company  paid  its  former   President   $200,000  in
consideration for a five year covenant not to compete and entered into a consulting agreement with a company owned by the former President.

     The Company agreed to pay its former Chief Executive Officer, $8,250 per month through July 1997 for consulting services. In April 1996, the executive resigned from his position. Pursuant to a termination agreement, the Company agreed to pay him $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration for a three year covenant not to compete, and, purchased from Southern Shipping and Energy, Inc., a company controlled by the former Chief Executive Officer, 29,268 shares of the Company's common stock for $208,240.

     In May of 1996 the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which had a term of two years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum in installments of $20,000 per month and in December 1997 the term was extended to May 31, 2001. The Consulting Agreement, as amended, provides that the term shall be automatically extended for an additional term of three years, commencing June 1, 2001, unless the Company has given notice at least 90 days prior to June 1, 2001 that it does not intend that the term be renewed. In the event that the Company terminates Mr. Tsuff, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

     A wholly-owned subsidiary of the Company is the General Partner in the Negev 2 Limited Partnership. The daily managment of the Limited Partnership vest with the General Partner, however, matters involving the rights of the Limited Partnership unit holders, are subject to supervision of the Supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. The Company's General Partnership interest in the Limited Partnership is 0.01% which is accounted for by the equity method of accounting.

     At December 31, 1998 the Company also owned 38,915,902 units of the Isramco Negev 2 Limited Partnership, with a cost and market value of $296,000 and $285,000 respectively. At December 31, 1997 the Company owned 319,529 Units of the Isramco Negev 2, Limited Partnership with a cost and market of value of $22,000 and $3,000. These investments are also accounted for under the equity method of accounting.


     For additional related party transactions, see acquisitions Footnote J.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Marketable Securities

     Marketable securities denominated in Israeli currency are presented herein based on the December 31, 1998 exchange rate of $1 = NIS 4.16.

     At December 31, 1998 and 1997 the Company owned 4,576,561 shares (approximately 5%) of JOEL, a related party (see Note B), with a cost and market value of $2,316,000 and $770,000, respectively, in 1998 and $2,316,000 and
$1,573,000, respectively, in 1997.

     At December 31, 1998 the Company owned 14,999,000 units of the I.N.O.C. - Dead Sea, Limited Partnership a related party with a cost and market value of $265,000 and $296,000.

     Sales of marketable securities resulted in realized (losses) gains of $(83,000) and $193,000 for the years ended December 31, 1998 and 1997, respectively.

     At December 31, 1998 and 1997, the Company had net unrealized losses on marketable securities of $1,756,00 and $866,000, respectively. The change in the net unrealized holdings gain or loss included in earnings is a loss of $890,000 and $466,000 in 1998 and 1997, respectively.

     Marketable securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of the following:

                                                                         December 31,
                                        ----------------------------------------------------------------------------
                                                       1998                                       1997
                                        --------------------------------            --------------------------------
                                                      Market                                     Market
                                           Cost                 Value                  Cost                 Value
                                        ----------            ----------            ----------            ----------
Debentures                              $2,959,000            $2,728,000            $5,152,000            $5,068,000
Equity securities                        2,643,000             1,118,000             2,827,000             2,045,000
                                        ----------            ----------            ----------            ----------
Total                                   $5,602,000            $3,846,000            $7,979,000            $7,113,000
                                        ==========            ==========            ==========            ==========

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Oil and Gas Properties

                                                                                                    Total
                                                                                                 Capitalized
                                                  Unproved                 Proved                   Costs
                                                 -----------            -----------              -----------

Balance--December 31, 1997                       $2,700,000             $ 4,731,000              $ 7,431,000


Acquisition costs                                        --                 260,000                  260,000
Sale of oil and gas properties                           --                (644,000)                (644,000)
                                                 ----------             -----------              -----------
Balance--December 31, 1998                       $2,700,000             $ 4,347,000              $ 7,047,000
                                                 ==========             ===========              ===========


(NOTE E) -- Equipment

                                                                    December, 31
                                                                        1998
                                                                     ----------
Cost:
Balance--beginning of year                                           $ 251,000
Purchases                                                               60,000
Sales and dispositions                                                 (45,000)
                                                                     ---------
Balance--end of year                                                   266,000
                                                                     ---------
Accumulated depreciation:
Balance--beginning of year                                             130,000
Depreciation expense                                                    48,000
Depreciation of equipment that was sold or retired                     (34,000)
                                                                     ---------
Balance--end of year                                                   144,000
                                                                     ---------
Balance--cost less accumulated depreciation                          $ 122,000
                                                                     =========

Annual rates of depreciation are as follows:

     Office equipment and furniture                                     7%--20%
     Motor vehicles                                                    15%--30%

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


A summary of property and equipment is as follows:

                                                               December 31, 1998
                                                               -----------------

Unproved properties                                                $2,700,000
Oil and gas properties                                              4,347,000
Transportation equipment                                              135,000
Office equipment                                                      131,000
                                                                   ----------
                                                                    7,313,000
Less accumulated depletion, depreciation,
amortization and provision for impairment                           1,863,000
                                                                   ----------
                                                                   $5,450,000
                                                                   ==========

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Shareholders' Equity

     The Company declared a one-for-ten reverse stock split during 1998. The effect of the reverse stock split has been reflected in all share and per share amounts in the accompanying consolidated financial statements.

     The Company's 1983 stock option plan which expired on January 31, 1993, provided for both incentive stock options and nonqualified stock options.

     The 1993 stock option plan (the 1993 Plan) was approved at the Annual General Meeting of Shareholders held on August 13, 1993. At December 31, 1998, 50,000 shares of common stock are reserved under the 1993 Plan. Options granted under the 1993 Plan might be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options are granted for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The options granted under this plan were fully vested at grant date. The administrator may set the exercise price for a nonqualified stock option.

     Summary of the status of the Company's stock options is presented below:

                                                          Year Ended December 31,
                                                     ---------------------------------
                                                       1998                    1997
                                                     ---------------------------------
                                                     Weighted-               Weighted-
                                                      Average                 Average
                                                     Exercise                Exercise
                                          Shares       Price      Shares       Price
                                          ------       -----      ------       -----
1993 Plan:
Outstanding at beginning of year          29,750      $21.00      29,750      $21.00
Granted                                       --          --          --          --
Expired                                       --          --          --          --
Outstanding at end of year                29,750      $21.00      29,750      $21.00
Options exercisable at end of year        29,750      $21.00      29,750      $21.00

As of December 31, 1998, 29,750 options were outstanding and exercisable with a price of $21.00 and a weighted-average remaining contractual life of 5.3 years.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


                                                          Year Ended December 31,
                                           -----------------------------------------------------
                                                    1998                         1997
                                           -----------------------------------------------------
                                                          Weighted-                    Weighted-
                                                           Average                      Average
                                                          Exercise                     Exercise
                                           Shares           Price         Shares         Price
                                           ------           -----         ------         -----
Consultants and others:
Outstanding at beginning of year            2,000          $23.00          2,000        $23.00
Granted                                        --              --             --            --
Expired                                        --              --             --            --
Outstanding at end of year                  2,000          $23.00          2,000        $23.00
Options exercisable at year-end             2,000          $23.00          2,000        $23.00

     As of December 31, 1998, 2,000 options were outstanding and exercisable at a price of $23.00 and a weighted average remaining contractual life of 4.7 years.

     The Company has outstanding Class A Redeemable Warrants and Class B Redeemable Warrants which it issued pursuant to a public offering in 1993. A Class A Redeemable Warrant entitles the holder to purchase one share of common stock at a price of $20.00 at any time after the date of issuance until April 16, 1999 (extended from April 16, 1998). A Class B Redeemable Warrant entitles the holder to purchase one share of common stock at a price of $40.00 at any time after issuance until April 16, 1999 (extended from April 15, 1998). At December 31, 1997, 749,889 Class A Redeemable Warrants and 767,500 Class B Redeemable Warrants are outstanding. The Class A and Class B warrants are subject to redemption by the Company at a price of $0.01 per warrant on thirty days' notice after the price of the Company's common shares exceeds $21.00 and $42.00, respectively.

     In connection with the offering the Company issued to the Underwriter a warrant to purchase 22,500 units (the "Underwriter Warrant") exercisable one year after issuance but not later than five years at a price of $66.00 per unit. Each unit is identical to those sold to the public except that the exercise prices of the Class A Redeemable Warrants and Class B Redeemable Warrants are $32.00 and $64.00, respectively. Each unit consists of .4 shares of common stock, .2 Class A Redeemable Warrants and .2 Class B Redeemable Warrants.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Shares of common stock reserved for future issuance are:

Options granted under the 1993 Plan                                       29,750
Options available for grant under the 1993 Plan                           20,250
Class A Redeemable Warrants                                              749,889
Class B Redeemable Warrants                                              767,500
Shares underlying the Underwriter Warrant                                 18,000
Other                                                                      2,000
                                                                       ---------
Total                                                                  1,587,389
                                                                       =========

     The Company applies Accounting Principles Bulletin Opinion No. 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants to its employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-based Compensation, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below.

                                                        Year Ended December 31,
                                                      -------------------------
                                                          1998           1997
                                                      -----------    ----------
Net loss -- as reported                               $  (851,000)   $  (14,000)
                                                      ===========    ==========
         -- pro forma                                 $  (851,000)   $  (14,000)
                                                      ===========    ==========
Loss per share -- as reported (basic and diluted)     $     (0.32)   $    (0.01)
                                                      ===========    ==========
         -- pro forma (basic and diluted)             $     (0.32)   $    (0.01)
                                                      ===========    ==========

(NOTE G) -- Income Taxes

     Loss before income taxes and minority interest from U.S. and foreign results of operations is as follows:

                                                   1998                  1997
                                                 ---------             --------

U.S.                                             $(938,400)            $(29,000)
Foreign                                            108,400               10,000
                                                 ---------             --------
        Total                                    $(830,000)            $(19,000)
                                                 =========             ========

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


     The provision for income taxes is as follows:

                                                1998                 1997
                                               -------              -------
     Current:
                 State                         $38,000              $    --
                 Foreign                            --                   --

     Deferred                                       --                   --
                                               -------              -------
             Total                             $38,000              $    --
                                               =======              =======

     Deferred   taxes  are  provided   principally   in  relation  to  temporary
differences in unrealized appreciation (depreciation) in marketable securities and net operating losses.

     The deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                       Assets / (Liabilities)
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
Unrealized depreciation of marketable securities     $   614,600    $   303,100
U.S. federal net operating losses                        294,000        499,200
U.S. federal alternative minimum tax credits              94,700         88,600
Basis differences in property and equipment              310,800        115,600
U.S. state taxes                                          45,000             --
                                                     -----------    -----------
                                                       1,359,100      1,006,500

Valuation allowance                                   (1,359,100)    (1,006,500)
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========

     The change in the valuation allowance from December 31, 1997 to December 31, 1998 amounted to $352,600 and was caused primarily by the reduction of the net operating loss carryforward offset by the increase in unrealized depreciation of marketable securities and basis differences in property and equipment.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


     Reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes and minority interest is as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1998          1997
                                                          -----         -----

Computed at U.S. statutory rates                           35.0%         35.0%

State income taxes, net of federal benefit                  2.9            --
Adjustment to valuation allowance                         (42.5)        (35.0)
                                                          -----         -----

                                                           (4.6)%        0.00%
                                                          =====         =====

     At December 31, 1998, net operating loss carryforwards available to reduce future federal taxable income amounted to approximately $840,000, expiring at various dates through 2007. Due to certain changes in ownership by shareholders owning greater than 5% of the Company's outstanding common stock, the net operating loss carryforward may be subject to annual limitations.

     The Company also has significant net operating loss carryforwards available to reduce future Israeli taxable income from its Israel Branch and its Israeli subsidiaries. These net operating loss carryforwards are not limited by an expiration date.

(NOTE H) -- Concentration of Credit Risk

     Financial   instruments,   which   potentially   expose   the   Company  to
concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at December 31, 1998.

     The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

     A significant portion of the Company's cash and cash equivalents is invested in money-market funds.

     Substantially all marketable securities owned by the Company are held by banks in Israel.

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


(NOTE I) -- Commitments and Contingencies

     Commitments: The Company leases corporate office facilities under a three-year operating lease expiring September 2000 at a monthly rental of $2,718. The Company shares office space with Jay Petroleum, L.L.C. and Jay Management L.L.C., affiliates, under an informal sublease agreement.

     The Company leases a corporate apartment in the city of Houston on a month-to-month basis at a monthly rental of $1,100. This apartment was used by the Company's officers, directors and employees in connection with their activities relating to the operations of the Company.

     At December 31, 1998, future minimum lease payments under noncancellable operating leases are approximately:

  Years Ending December 31,
---------------------------
            1999                              $32,616
            2000                               24,462
                                              -------
                                              $57,078
                                              =======

     Rent expense for the years ended December 31, 1998 and 1997 was immaterial.

     Contingencies: The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of the Company.

(NOTE J) -- Acquisitions

     On February 5, 1997 the Company acquired an 82.9% membership interest in Jay at an aggregate cost of $1.2 million; $677,500 for a 50% interest from N.I.R. Resources, Inc. (NIR), $363,750 for a 25% interest from Stonewall Resources, LLC, and $132,650 as a capital contribution to Jay for a 7.9% interest. The Company assumed long-term bank debt of approximately $1,065,000, resulting in a total purchase price of $2,141,000 substantially, all of which was allocated to oil and gas properties. The acquisition was accounted for on the purchase method of accounting. NIR is a wholly owned subsidiary of Naphtha. The Branch Manager of the Company's Israel Branch is the General Manager of Naphtha and the Company's President is also a director of Naphtha. In addition, officers and directors of the Company are associates of officers and directors of Naphtha.

     Jay entered into a Management Agreement with Jay Management, a Texas limited liability company formed in February 1997 for the purpose of operating certain oil and gas interests and managing certain oil and gas interests owned or to be acquired by Jay. For a capital contribution of $350 the Company acquired a 35% interest in Jay Management. Pursuant to the Management Agreement, Jay paid to Jay Management a management fee of $12,500 per month. Effective March 1, 1998 the management fees to be paid under the Management Agreement were

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


terminated. Jay Management also receives all operating fees pursuant to the Operating Agreement for the contract wells. The term of the Management Agreement is for ten years, unless terminated by either party on not less than one hundred eighty days notice. The designated manager of Jay Management receives a management fee of $5,000 per month.

     In March 1998, the Company purchased the remaining 17.1% ownership interest in Jay Petroleum held by Jay Resources Corporation and Jay Natural Resources, Inc. as a result of arbitration. In March 1998 the Company acquired an additional 30% interest in Jay Management from Jay Natural Resources, Inc. as a result of arbitration. The transfer of ownership of both transactions was effective on December 31, 1997. At December 31, 1998 the Company purchased the remaining 35% in Jay Management held by N.I.R. Resources, Inc.

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

     On September 4, 1997 the Company acquired from Equital Ltd. an affiliated company formerly known as Pass-port Ltd., which controls JOEL (see Note B)--a 50% participation in a joint venture that holds two permits offshore of the Republic of Congo, the Marine III Exploration permit and the Tilapia Exploitation permit to develop the Tilapia Field. The purchase price was $2.7 million, all of which was paid in cash. In addition, the Company granted Equital an 8% carried interest after payout in its rights regarding the production-sharing contract on the Tilapia permit. "Payout" as defined in the agreement means recovery of all of the investments to be done by the Company in the Tilapia permit, excluding the purchase price paid by the Company to Equital Ltd. for Tilapia of $2.55 million. The other 50% participant in the joint venture is Naphtha Israel Petroleum Corp. Ltd., which controls the Company. The operator for this project is Naphtha Congo Ltd., a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd. Naphtha Congo is paid $14,000 annually which costs are shared equally between the Company and Naphtha annually in consideration for office services, accounting and overhead. It will also receive from these parties fees as to be detailed in a joint operating agreement. The Company received a fair market valuation of the two permits from an independent petroleum-engineering consultant.

     During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's 50% investment in the joint venture that holds two permits offshore of the Republic of Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and the joint venture's operation in the Congo in the future.

(NOTE K) - Long-term Debt

     Jay has a $10 million bank line of credit facility in place to finance acquisitions of oil and gas prospects. The loan bears interest at the base rate of the bank plus 1.5% (8.75% at December 31, 1998) and matures in February 2000. Advances outstanding under the bank loan facility are collateralized by the oil and gas properties acquired and are limited to the "Borrowing Base", as

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


defined, which is subject to an annual redetermination. Payments of $31,208 per month, plus interest, are required until the April 1, 1999 redetermination date. The borrowing base at December 31, 1998 was $3,235,000.

     Under the terms of the financing agreement with the bank, Jay must meet certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility. Jay was in violation of certain of its debt covenants as of December 31, 1998. These violations were waived by the bank for the period ended December 31, 1998. Future principal payments on the bank loan facility as of December 31, 1998 are $374,496 and $1,404,395 in 1999 and 2000, respectively.

(NOTE L) - Geographical Segment Information

     The Company's operations involve a single industry segment--the exploration, development, production and transportation of oil and natural gas. Its current oil and gas activities are concentrated in the United States, Israel, and the Republic of Congo, Africa. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.

     The Company's oil and gas business is subject to operating risks associated with the exploration, and production of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities or formations. In addition, oil and gas prices have fluctuated substantially in recent years as a result of events, which were outside of the Company's control. Financial information, summarized by geographic area, is as follows (in thousands):

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


                                                                                  Geographic Segment
                                                          ---------------------------------------------------------------
                                                           United                                            Consolidated
       1998                                                States            Israel            Africa           Total
       ----                                               --------           -------           ------          -------
Sales and other operating revenue                         $  1,543           $ 1,455           $   --          $ 2,998
Costs and operating expense                                 (2,244)             (512)              --           (2,756)
                                                          --------           -------           ------          -------
Operating profit (loss)                                   $   (701)          $   943           $   --          $   242
                                                          ========           =======           ======          =======
Interest income
   and other corporate revenues                                                                                  1,504
General corporate expenses                                                                                      (1,277)
Interest expense, loss on marketable securities and other                                                       (1,299)
Minority interest                                                                                                   17
Income taxes                                                                                                       (38)
                                                                                                               -------
Net loss                                                                                                       $  (851)
                                                                                                               =======

Identifiable assets at December 31, 1998                  $  2,686           $    64           $2,700          $ 5,450
Cash and corporate assets                                                                                       19,036
                                                                                                               -------
Total assets at December 31, 1998                                                                              $24,486
                                                                                                               =======

                          ISRAMCO INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


                                                                                Geographic Segment
                                                          --------------------------------------------------------------
                                                           United                                           Consolidated
       1997                                                States            Israel            Africa           Total
       ----                                               --------           -------           ------          -------
Sales and other operating revenue                         $  2,001           $   944           $   --          $ 2,945
Total revenue
Costs and operating expense                                 (1,668)             (518)              --           (2,186)
                                                          --------           --------          ------          -------
Operating profit (loss)                                   $    333           $   426           $   --          $   759
                                                          =======            =======           ======          =======
Interest income, loss on marketable securities and other
  corporate revenues                                                                                               852
General corporate expenses                                                                                      (1,289)
Interest expense                                                                                                  (341)
Minority interest                                                                                                    5
                                                                                                               -------
Net loss                                                                                                           (14)
                                                                                                               =======

Identifiable assets at December 31, 1997                  $  4,107           $    83           $2,700          $ 6,890
Cash and corporate assets                                                                                       19,893
                                                                                                               -------
Total assets at December 31, 1997                                                                              $26,783
                                                                                                               =======

                      SUPPLEMENTARY OIL AND GAS INFORMATION
           FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997 (unaudited)

     The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promolgated by the Securities and Exchange Commission and SFAS No. 69, Disclosures About Oil and Gas Producing Activities. Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below. The Company had no oil and gas assets or operations prior to 1997.

Capitalized Cost of Oil and Gas Producing Activities (in thousands)

                                                                   1998
                                                           ---------------------
                                                            United
                                                            States        Congo
                                                           -------        ------

Unproved property not being amortized                      $    --        $2,700
Proved property being amortized                              4,347            --
Accumulated depreciation, depletion,
  amortization and provision for impairment                 (1,719)           --
                                                           -------        ------

Net capitalized costs                                      $ 2,628        $2,700
                                                           =======        ======

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
     (in thousands)

                                                                                        United                   United
                                                                                        States        Congo      States       Congo
                                                                                        -------      -------     -------      ------
                                                                                                1998                        1997
                                                                                        --------------------------------------------
Property acquisition costs--proved and unproved properties                              $   260      $    --     $ 4,347      $2,700
Exploration Costs                                                                            --           --          --          --
Development costs                                                                            --           --          --          --
(Israel exploration costs in 1998-$81)

Results of Operations for Oil and Gas Producing Activities (in thousands)

Oil and gas sales                                                                       $ 1,410      $    --     $ 2,001      $   --
Lease operating expense and severance taxes                                                 883           --         972          --
Depreciation, depletion, amortization
  and provision for impairment                                                            1,386           --         502          --
Explorations costs                                                                           --           --          --          --
                                                                                        -------      -------     -------      ------

(Loss) Income before tax provision                                                         (859)          --         527          --
Provision for income taxes                                                                  (38)          --          --          --
                                                                                        -------      -------     -------      ------

Results of operations                                                                   $  (897)     $    --     $   527          --
                                                                                        =======      =======     =======      ======

                      SUPPLEMENTARY OIL AND GAS INFORMATION
           FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997 (unaudited)

Oil and Gas Reserves

Oil and gas proved reserves could not be measured exactly. The engineers interpreting the available data, as well as price and other economic factor base reserve estimates on many factors related to reservoir performance, which require evaluation. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision, as additional data become available during the producing life of a reservoir. When a commercial reservoir is discovered, proven reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the reserve estimate. The evolution of technology may also result in the application of improved recovery techniques such as supplemental or enhanced recovery projects, or both, which have the potential to increase reserves beyond those envisioned during the early years of a reservoir's producing life.

The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condense, natural gas liquids and natural gas and changes in such quantities at December 31, 1997, and for the year then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserve are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion. All of the Company's proved reserves are in the United States. The Company had no proved reserves prior to 1997. The Company's oil and gas reserves are priced at $9.48 per barrel and $1.59 per Mcf, respectively, at December 31, 1998.

                                                          OIL BBLS     GAS MCF
                                                          --------   ----------
January 1, 1997                                                 --           --
Acquisition of minerals in place                           155,879    5,392,558
Production                                                  40,483     (604,010)
                                                          --------   ----------
December 31, 1997                                          115,396    4,788,548

Revisions of previous estimates                             67,584      945,551
Acquisition of minerals in place                                --       56,961
Sales of minerals in place                                      --     (984,600)
Production                                                 (31,000)    (523,000)
                                                          --------   ----------
December 31, 1998                                          151,980    4,283,460

The Company's proved developed reserves are as follows:

                                                          Oil BBls     Gas Mcf
                                                          --------     -------
December 31, 1998                                          151,435    3,384,986
December 31, 1997                                          115,396    4,788,548

                      SUPPLEMENTARY OIL AND GAS INFORMATION
           FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997 (unaudited)

Standardized Measure of Discounted Future Net Cash Flow

The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with Statement of Financial Accounting Standards No. 69. Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's estimated share of the future production from proved oil and gas reserves. Future production and development costs were computed by applying year-end costs to future years. Applying year-end statutory tax rates to the estimated net future cash flows derived future income taxes. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value. The standardized measure is intended only to assist financial statement users in making comparisons among companies.

                                                           1998            1997
                                                        -----------    ------------
Future cash inflows                                     $ 8,247,017    $ 15,410,237
Future development costs                                   (289,517)       (541,678)
Future production costs                                  (3,081,781)     (5,905,863)
                                                        -----------    ------------

Future net cash flows                                     4,875,719       8,962,696
Annual discount 10% rate                                 (2,125,207)     (3,625,706)
                                                        -----------    ------------

Standardized measure discounted future net cash flows   $ 2,750,512    $  5,336,990
                                                        ===========    ============

Estimated future income taxes were eliminated because estimated future tax deductions related to oil and gas properties exceeded estimated future net revenues based on oil and gas prices and related costs at December 31, 1998.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of change in the standardized measure of discounted future net cash flows for the year ended December 31, 1997 were as follows:

                                                        1998            1997
                                                    -----------     -----------
Beginning of year                                   $ 5,336,990     $        --
Sales and transfer of oil and gas produced,
  net of production costs                              (527,500)     (1,029,853)
Sales of reserves in place                           (1,609,800)             --
Net changes in prices and production costs           (1,050,678)       (329,000)
Acquisition of minerals in place                         67,500       6,125,843
Accretion of discount                                   534,000         570,000
                                                    -----------     -----------
End of year                                         $ 2,750,512     $ 5,336,990
                                                    ===========     ===========