Form 10QSB
period 1999-03-31
ISRAMCO INC
filed 1999-05-17
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Check One

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

     / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-12500

                                  ISRAMCO INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                              13-3145265
(State or other Jurisdiction of                           I.R.S. Employer Number
Incorporation or Organization)

                1770 St. James Place, Suite 607 Houston, TX 77056
                    (Address of Principal Executive Offices)

                                  713-621-3882
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of May 14, 1999 was 2,639,809.

     Transitional Small Business Disclosure Format: Yes [ ]      No [X]

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1999 and December 31, 1998

         Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

         Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

Signatures

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 March 31,            December 31,
ASSETS                                                             1999                   1998
                                                               -----------            ------------
                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                   $ 14,430               $ 14,240
     Marketable securities, at market                               2,203                  3,846
     Accounts receivable                                              530                    268
     Prepaid expenses and other current assets                        313                    207
                                                                 --------               --------

            Total current assets                                   17,476                 18,561

Property and equipment (successful efforts                          5,319                  5,450
     method for oil and gas properties), net
Marketable securities, at market                                    1,084                    --
Investment in affiliate                                               419                    285
Covenants not to compete, net                                          90                    122
Other                                                                  65                     68
                                                                 --------               --------

               Total assets                                      $ 24,453               $ 24,486
                                                                 ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                           $    374               $    374
      Accounts payable and accrued expenses                           525                    644
                                                                 --------               --------

            Total current liabilities                                 899                  1,018

Long-term debt                                                      1,311                  1,404
                                                                 --------               --------

            Total liabilities                                       2,210                  2,422

Commitments, contingencies and other matters

Shareholders' equity:
     Common stock $.0l par value; authorized 75,000,000
        shares; issued 2,669,120                                       27                     27
     Additional paid-in-capital                                    26,168                 26,168
       Accumulated other comprehensive loss                          (125)                  --
     Accumulated deficit                                           (3,663)                (3,967)
     Treasury stock, 29,267 shares                                   (164)                  (164)
                                                                 --------               --------

            Total shareholders' equity                             22,243                 22,064
                                                                 --------               --------

Total liabilities and shareholders' equity                       $ 24,453               $ 24,486
                                                                 ========               ========

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                              -----------------------------------
                                                                 1999                    1998
                                                              -----------             -----------
Revenues:
     Oil and gas sales                                        $       328             $       407
     Operator fees from related party                                 108                     190
     Interest income                                                  328                     156
     Gain on marketable securities                                     39                     --
     Office services to affiliates and other                          137                     120
     Reimbursement of exploration costs                                48                      43
     Equity earnings of Jay Management                               --                        15
                                                              -----------             -----------

            Total revenues                                            988                     931
                                                              -----------             -----------

Expenses:
     Interest expense                                                  39                      76
     Depreciation, depletion and amortization                         190                     176
     Lease operating expenses and severance taxes                      86                     276
     Operator expense                                                 104                     120
     General and administrative                                       220                     442
     Loss on marketable securities                                   --                       384
                                                              -----------             -----------

            Total expenses                                            639                   1,474
                                                              -----------             -----------

     Income (loss) before taxes and minority interest                 349                    (543)

Income taxes                                                           45                    --

     Minority interest                                               --                        17
                                                              -----------             -----------

NET INCOME (LOSS)                                             $       304             $      (526)
                                                              ===========             ===========

Income (loss) per share (basic and diluted)                   $      0.12             $     (0.20)
                                                              ===========             ===========

Weighted average number of shares outstanding                   2,639,853               2,639,853
                                                              ===========             ===========

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                            ------------------------------
                                                                              1999                  1998
                                                                            --------              --------
Cash flow from operating activities:
Net income (loss)                                                           $    304              $   (526)
      Adjustment to reconcile net income (loss) to net
         cash provided by operating activities:
      Depreciation, depletion and amortization                                   190                   176
      Minority interest                                                         --                     (17)
      (Gain) loss on marketable securities                                       (39)                  384
      Gain on sale of property and equipment                                    --                      (3)
      Changes in assets and liabilities
             Accounts receivable                                                (262)                  154
             Prepaid expenses and other current assets                          (106)                  (10)
             Other                                                                 3                   (48)
             Accounts payable and accrued expenses                               (26)                    9
                                                                            --------              --------

             Net cash provided by operating activities                            64                   119
                                                                            --------              --------

Cash flows from investing activities:
     Addition to property and equipment                                          (60)                 --
     Investment in affiliate                                                    (149)                 --
     Purchase of remaining interests of
         Jay Management, LLC                                                     (60)                 --
     Purchase of marketable securities                                          (194)               (1,460)
     Proceeds from sale of marketable securities                                 682                   269
                                                                            --------              --------

            Net cash provided by (used in) investing activities                  219                (1,191)
                                                                            --------              --------

Cash flows from financing activities
     Principal payments on long-term debt                                        (93)                 (175)
                                                                            --------              --------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        190                (1,247)
Cash and cash equivalents - beginning of year                                 14,240                 9,741
                                                                            --------              --------

Cash and cash equivalents - end of period                                   $ 14,430              $  8,494
                                                                            ========              ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                              $     39              $     76
                                                                            ========              ========


               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 1

As used in these financial statements, the term "company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE 3 - Consolidation

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

NOTE 4 - Acquisition of Oil and Gas Properties

Although the Company continues to seek to acquire oil and gas properties, no such purchases were made in the first three months of 1999.

NOTE 5 - Long-term Debt

At March 31, 1999, Jay has outstanding indebtedness of $1,685,000 under a bank loan facility of $10 million. The loan bears interest at the base rate of the bank plus 1.5% with monthly payments of $31,208 plus interest and matures in February 2000. The loan is collateralized by oil and gas properties and cannot exceed the "Borrowing Base", as defined, which is subject to annual determination. The Borrowing Base at March 31, 1999 was $3,235,000. Isramco, Inc. is not a borrower or guarantor under this bank financing.

Under the terms of the financing agreement with the bank, Jay must meet certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility. Jay was not in violation of its debt covenants as of March 31, 1999.

NOTE 6 - New Pronouncements

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

NOTE 7 -  Geographical Segment Information

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

                                                                                             Geographic Segment
                                                                          ---------------------------------------------------------
                                                                           United                                      Consolidated
                                                                           States          Israel          Africa          Total
                                                                          --------        --------        --------     ------------
Identifiable assets at March 31, 1999                                     $  2,560        $     59        $  2,700       $  5,319
Cash and corporate assets                                                                                                $ 19,134
                                                                                                                         --------

Total Assets at March 31, 1999                                                                                           $ 24,453
                                                                                                                         ========

Identifiable assets at December 31, 1998                                  $  2,686        $     64        $  2,700       $  5,450
Cash and corporate assets                                                                                                  19,036
                                                                                                                         --------
Total assets at December 31, 1998                                                                                        $ 24,486
                                                                                                                         ========

Three Months Ended March 31, 1999

Sales and other operating revenue                                         $    345        $    276        $   --         $    621
Costs and operating expenses                                              $   (274)       $   (106)       $   --         $   (380)
                                                                          --------        --------        --------       --------

Operating profit                                                          $     71        $    170        $   --         $    241
                                                                          ========        ========        ========       ========

Interest Income                                                                                                          $    328
General corporate expenses                                                                                               $   (220)
Interest expense, gain on marketable securities and other                                                                $    --
Income taxes                                                                                                             $    (45)
                                                                                                                         --------

Net Income                                                                                                               $    304
                                                                                                                         ========

Three Months Ended March 31, 1998
                                                                           United                                       Consolidated
                                                                           States          Israel          Africa          Total
                                                                          --------        --------        --------     ------------
Sales and other operating revenue                                         $    422        $    353        $   --         $    775
Costs and operating expenses                                              $   (452)       $   (120)       $   --         $   (572)
                                                                          --------        --------        --------       --------

Operating profit                                                          $    (30)       $    233        $   --         $    203
                                                                          ========        ========        ========       ========

Interest Income and other corporate revenue                                                                              $    156
General corporate expenses                                                                                               $   (442)
Interest expense, loss on marketable securities and other                                                                $   (460)
Minority interest                                                                                                        $     17
                                                                                                                         --------

Net Loss                                                                                                                 $   (526)
                                                                                                                         ========

NOTE 8 - Marketable securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its debt and equity securities in one of three categories: trading, available-for-sale and held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has both the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for sale.

At December 31, 1998, the Company considered all of its marketable securities to be held for trading purposes. During the first quarter of 1999, the Company transferred certain investments in marketable securities, with a historical cost of $2,750,000, to available-for-sale at fair market value. The Company holds no held-to-maturity securities. Trading and available-for-sale are recorded at fair market value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effects, on available-for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

At March 31, 1999 and December 31, 1998, the Company had net unrealized losses on marketable securities of $296,000 and $1,756,000, respectively. The change in the net unrealized holding gains or losses included in earnings is a gain of $39,000 for the three months ended March 31, 1999.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

---------------------------------------------------------------------------------------------------
                                 March 31, 1999                         December 31, 1998
---------------------------------------------------------------------------------------------------
                           Cost             Market Value             Cost             Market Value
---------------------------------------------------------------------------------------------------
Debentures              $2,309,000           $2,136,000           $2,959,000           $2,728,000
---------------------------------------------------------------------------------------------------
Equity securities           65,000               67,000            2,643,000            1,118,000
---------------------------------------------------------------------------------------------------
                        $2,374,000           $2,203,000           $5,602,000           $3,846,000
---------------------------------------------------------------------------------------------------

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities, including investment in affiliates, with amortized cost of $1,378,000, gross unrealized holding losses of $125,000 and a fair market value of $1,503,000 at March 31, 1999. The Company held no available-for-sale securities at December 31, 1998.

Sales of marketable securities resulted in realized losses of $86,000 for the three months ended March 31, 1999.

NOTE 9

The Company's comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:

                                                   Three months ended March 31,
                                                    ---------------------------
                                                      1999              1998
                                                    --------          --------
Net Income (loss)                                    304,000          (526,000)
Other comprehensive loss
      - available-for-sale securities                   (125)             --
                                                    --------          --------
Comprehensive income (loss)                          179,000          (526,000)
                                                    ========          ========

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

Liquidity and Capital Resources

     The slight increase in the Company's consolidated cash and cash equivalents of $190,000 from $14,240,000 at December 31, 1998 to $14,430,000 at March 31,
1999 is primarily the result of proceeds from the sale of marketable securities.

     In the three month period ended March 31, 1999, the Company had net cash inflow from purchases and sales of marketable securities of $488,000 as compared to a net cash outflow from purchases and sales of marketable securities of $1,191,000 in the three months ended March 31, 1998. As of March 31, 1999 the Company owned 5.5% of the issued shares of J.O.E.L. -Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"). Naphtha through a wholly owned subsidiary holds approximately 50.1% of the Company's outstanding common stock. Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

     As of March 31, 1999, Jay had outstanding indebtedness of $1,685,000 under a bank loan facility of $10 million. The loan bears interest at the base rate of the bank plus 1.5% with monthly payments of $31,208 plus interest and matures in February 2000. The loan is secured by oil and gas properties and cannot exceed the "Borrowing Base" (as defined in the loan documents), which is subject to annual re-determination. The Borrowing Base at March 31, 1999 was $3,235,000. Isramco, Inc. is not a borrower or guarantor under the Comerica Loan Facility. Under the terms of the financing agreement with the bank, Jay must meet certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility. Jay was not in violation of its debt covenants as of March 31, 1999.

     The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital and the loan facility.

Results of Operations

United States

Oil and Gas Revenues   (in thousands)

                                                    Three Months ended March 31
                                                    ---------------------------
                                                       1999           1998
                                                    ----------     ----------
Oil Volume Sold (Barrels)
Total                                                      6              9

Gas Volume Sold (MCF)
Total                                                    139            140

Oil Sales ($)
Total                                                     68            141

Gas Sales ($)
Total                                                    260            266


Average Unit Price

Oil ($/Bbl) *                                         $11.33         $15.67
Gas ($/MCF) **                                         $1.87          $1.89

*    Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**   MCF - 1,000 Cubic Feet

Israel

The Negev Med Licenses Venture

     During the three month period ended March 31, 1999, the Negev Med Venture expended $88,000. The Company's share is 1.0043% or $880.

Yam Ashdod Carveout Venture (within the Med Ashdod License)

     During the three month period ended March 31, 1999, the Yam Ashdod Carveout Venture expended $36,000. The Company's share is 1.0043% or $360.

     On May 7, 1999, the Company, as operator of the offshore licenses in Israel, presented to its participants in the licenses the following proposals for its oil exploration work plans in the license areas:

          (i) Offshore drilling of the Yam West 2 well in the Med Yavne license area to a depth of 3,500 meters (approximately 11,483 feet) and a water depth of 750 meters (approximately 2,461 feet). The amount budgeted for the drilling is approximately $21 million, of which the Companys' share is 1.0043% or approximately $211.00.

          (ii) Deepening of the Yam 2 well by approximately an additional 300 meters (approximately 984 feet), to a depth of 5,700 meters (approximately 18,702 feet). The amount budgeted for the drilling is approximately $21 million, of which the Companys' share is 1.0043% or approximately $211.00.

     Deepening of the Yam 2 well is subject to the conclusion of an agreement with the Israeli Ministry of Defense, the availability of drilling equipment appropriate for elevated water pressure and temperatures, as well as additional examination of the well head and its condition.

     On  May  6,  1999,  the  Company   signed  a  drilling   contract  with  an
international drilling contractor to drill the Yam West 2 and an additional optional well. The estimated commencement date of drilling is August, 1999.

Congo

     The Operator, Naphtha Congo, has submitted to the Congolese Ministry of Petroleum a work program for the development of the Tilapia and Marine 3 concessions. A Management Committee meeting between Naphtha Congo and the Congolese Ministry of Petroleum scheduled for July 1998 was postponed. On August 26, 1998 the Minister of Petroleum of Congo informed the Company that according to the Decree submitted to the Company and signed by the President, Prime Minister, Minister of Petroleum and Minister of Finance, the permits will become effective from the date of publishing the production sharing contracts as a law, and that the Management Committee meeting can only be held after the completion the formality of these process. Therefore, until the publishing of the law, the Company cannot go forward with the work program.

     The two permits are included in oil and gas properties in the balance sheet at $2.7 million. Management believes that the permits are not impaired at March 31, 1999. However, the Company's recovery of its investment in the Congo is dependent upon successful outcome of the permitting and production sharing contracts which cannot be assessed.

Operator Fees

     In the three month period ended March 31, 1999 and 1998, the Company earned $108,000 and $190,000, respectively, which were based on the minimum monthly compensation for each period.

Oil and Gas Revenues

     In the three month period ended March 31, 1999 and 1998, the Company had oil and gas revenues of $328,000 and $407,000, respectively. The decrease is due primarily to the decline in oil and gas prices between the periods.

Lease Operating Expenses and Severance Taxes

     In the three month period ended March 31, 1999 and 1998, lease operating expenses were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes in the three month periods ended March 31, 1999 and 1998 were $86,000 and $276,000, respectively. The decrease in lease operating expenses and severance taxes is primarily due to the decline in oil and gas prices and slightly lower production in 1999.

Interest Income

     Interest income increased in the three month period ended March 31, 1999 compared to interest income in the three month period ended March 31, 1998 primarily due to the strengthening of the Israeli currency against the U.S dollar.

Marketable Securities

     In the three-month period ended March 31, 1999 the Company recognized net realized and unrealized gains of $39,000 compared to net realized and unrealized losses of $384,000 in the same period in 1998.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Costs

     Operator costs decreased in the three-month period ended March 31, 1999 as compared to the three-month period ended March 31, 1998, primarily as a result of lower manpower costs and reduced rent payments for the Company's offices in Israel.

General and Administrative Expenses

     The decrease in general and administrative expenses during the three-month period ended March 31, 1999 compared to the same period in 1998 was mainly due to a decrease in consulting fees and salaries.

Impact of the Year 2000 Issue

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

                                     PART II

Item 1. Legal Proceedings

     Not Applicable

Item 2. Change in Securities & Use of Proceeds

     Not Applicable

Item 3. Default Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on 8-K

     a)   Reports on From 8-K

Form 8-K for the month of March 1999.

     b)   Exhibit 27 - - Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ISRAMCO INC.
                                                 Registrant

Date: May 14, 1999                           By  /s/ Haim Tsuff

                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 And Chief Financial Officer