Form 10QSB
period 1999-06-30
ISRAMCO INC
filed 1999-08-16
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Check One

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-12500


                                  ISRAMCO, INC.
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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     The number of shares outstanding of the registrant's Common Stock as of August 16, 1999 was 2,639,809.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1999 and December 31, 1998

         Consolidated Statement of Operations for the three months ended June 30, 1999 and 1998

         Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

         Notes to Consolidated Financial Statements


Item 2.  Management's discussion and analysis of financial statements

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

Signatures

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,    December 31,
                                                             1999          1998
                                                           --------    ------------
ASSETS                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                             $ 13,648      $ 14,240
     Marketable securities, at market                         2,859         3,846
     Accounts receivable                                        432           268
     Prepaid expenses and other current assets                  272           207
                                                           --------      --------
            Total current assets                             17,211        18,561

Property and equipment (successful efforts
     method for oil and gas properties), net                  5,175         5,450
Marketable securities, at market                              1,336          --
Investment in affiliate                                       1,047           285
Covenants not to compete, net                                    80           122
Other                                                            58            68
                                                           --------      --------
               Total assets                                $ 24,907      $ 24,486
                                                           ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                     $    374      $    374
      Accounts payable and accrued expenses                     517           644
                                                           --------      --------
            Total current liabilities                           891         1,018

Long-term debt                                                1,217         1,404
                                                           --------      --------
            Total liabilities                                 2,108         2,422
                                                           --------      --------

Commitments, contingencies and other matters

Shareholders' equity:
     Common stock $.0l par value; authorized 7,500,000
        shares; issued 2,669,120                                 27            27
      Additional paid-in capital                             26,168        26,168
      Accumulated other comprehensive income                    180          --
      Accumulated deficit                                    (3,412)       (3,967)
     Treasury stock, 29,267 shares                             (164)         (164)
                                                           --------      --------
            Total shareholders' equity                       22,799        22,064
                                                           --------      --------
Total liabilities and shareholders' equity                 $ 24,907      $ 24,486
                                                           ========      ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                          ---------------------------      ----------------------------
                                                              1999            1998            1999              1998
                                                          -----------     -----------      -----------      -----------
Revenues:
     Oil and gas sales                                            319             473      $       647      $       880
     Operator fees from related party                              90             208              198              398
     Interest income                                              209             138              537              293
     Gain (loss) on marketable securities                          81             (19)             120             (403)
     Office services to affiliates and other                      189             179              326              299
     Reimbursement of exploration costs                            53              55              101               98
     Equity earnings of Jay Management                           --              --               --                 15
     Gain on sale of assets                                      --                10             --                 10
                                                          -----------     -----------      -----------      -----------
            Total revenues                                        941           1,044            1,929            1,590
                                                          -----------     -----------      -----------      -----------

Expenses:
     Interest expense                                              37              77               76              153
     Depreciation, depletion and amortization                     173             185              363              361
     Lease operating expenses and severance taxes                  95             221              181              497
     Operator expense                                             107             133              211              253
     General and administrative                                   224             238              444              680
     Exploration costs                                              4              52                4               52
                                                          -----------     -----------      -----------      -----------
            Total expenses                                        640             906            1,279            1,996
                                                          -----------     -----------      -----------      -----------

     Income (loss) before taxes and minority interest             301             138              650             (406)

Income taxes                                                      (50)           --                (95)            --

Minority interest                                                --                (2)            --                 15
                                                          -----------     -----------      -----------      -----------

NET INCOME (LOSS)                                         $       251     $       136      $       555      $      (391)
                                                          ===========     ===========      ===========      ===========

Income (loss) per share (basic and diluted)               $      0.10     $      0.05      $      0.21      $     (0.15)
                                                          ===========     ===========      ===========      ===========

Weighted average number of shares outstanding               2,639,853       2,639,853        2,639,853        2,639,853
                                                          ===========     ===========      ===========      ===========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      1999          1998
                                                                    --------      --------
Cash flow from operating activities:
Net income (loss)                                                   $    555      $   (391)
      Adjustment to reconcile net income (loss) to net
         cash provided by operating activities:
      Depreciation, depletion and amortization                           363           361
      Minority interest                                                 --             (15)
      (Gain) loss on marketable securities                              (120)          558
      Gain on sale of property and equipment                            --             (10)
      Changes in assets and liabilities
             Accounts receivable                                        (164)          238
             Prepaid expenses and other current assets                   (65)          127
             Other                                                         8            (2)
             Accounts payable and accrued expenses                       (36)         (332)
                                                                    --------      --------
             Net cash provided by operating activities                   541           534
                                                                    --------      --------
Cash flows from investing activities:
     Addition to property and equipment                                  (75)          (53)
     Investment in affiliate                                            (725)         --
     Proceeds from sale of equipment                                    --              20
     Purchase of interests in Jay Petroleum, LLC and in
         Jay Management, LLC                                             (60)          (69)
     Purchase of marketable securities                                (1,083)       (1,485)
     Proceeds from sale of marketable securities                         997         1,990
                                                                    --------      --------
            Net cash provided by (used in) investing activities         (946)          403
                                                                    --------      --------
Cash flows from financing activities
     Proceeds from long term debt                                       --             136
     Principal payments on long-term debt                               (187)         (218)
                                                                    --------      --------
                Net cash used in financing activities                   (187)          (82)
                                                                    --------      --------
     NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS              (592)          855
Cash and cash equivalents - beginning of year                         14,240         9,741
                                                                    --------      --------
Cash and cash equivalents - end of period                           $ 13,648      $ 10,596
                                                                    ========      ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                      $     76      $    120
                                                                    ========      ========

               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1

As used in these financial statements, the term "company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE 4 - Acquisition of Oil and Gas Properties

Although the Company continues to seek to acquire oil and gas properties, no such purchases were made in the first six months of 1999.

NOTE 5 - Long-term Debt

At June 30, 1999, Jay has outstanding indebtedness of $1,591,000 under a bank loan facility of $10 million. The loan bears interest at the base rate of the bank plus 1.5% with monthly payments of $31,208 plus interest and matures in 2000. The loan is collateralized by oil and gas properties and cannot exceed the "Borrowing Base", as defined, which is subject to annual determination. The borrowing base at June 30, 1999 was $ 1,591,000 Isramco Inc. is not a borrower or guarantor under this bank financing.

Under the terms of the financing agreement with the bank, Jay must meet certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility. Jay was in compliance with its debt covenants as of June 30, 1999.

NOTE 6 - New Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the FASB in June 1998. SFAS No. 133 standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133, as amended, is effective for periods beginning after June 15, 2000. The Company believes that adoption of this financial accounting standard will not have material effect on its financial condition or results of operations.

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

                                                             Geographic Segment
                                             ---------------------------------------------------
                                              United                                Consolidated
                                              States        Israel        Africa       Total
                                             --------      --------      --------     --------
Identifiable assets at June 30, 1999         $  2,410      $     65      $  2,700     $  5,175

Cash and corporate assets                                                             $ 19,732
                                                                                      --------
Total Assets at June 30, 1999                                                         $ 24,907
                                                                                      ========

Identifiable assets at December 31, 1998     $  2,686      $     64      $  2,700     $  5,450

Cash and corporate assets                                                             $ 19,036
                                                                                      --------
Total assets at December 31, 1998                                                     $ 24,486
                                                                                      ========

Six Months Ended  June  30, 1999

Sales and other operating revenue            $    682      $    590          --       $  1,272
Costs and operating expenses                 $   (537)     $   (222)         --       $   (759)
                                             --------      --------      --------     --------
Operating profit                             $    145      $    368          --       $    513
                                             ========      ========      ========

Interest Income                                                                       $    537
General corporate expenses                                                            $   (444)
Interest expense, gain on marketable
        securities and other                                                          $     44
Income taxes                                                                          $    (95)
                                                                                      --------
Net Income                                                                            $    555
                                                                                      ========

                                                             Geographic Segment
                                             ---------------------------------------------------
                                              United                                Consolidated
                                              States        Israel        Africa       Total
                                             --------      --------      --------     --------
Three Months Ended  June  30, 1999

Sales and other operating revenue            $    337      $    314          --       $    651
Costs and operating expenses                 $   (263)     $   (116)         --       $   (379)
                                             --------      --------      --------     --------
Operating profit                             $     74      $    198          --       $    272
                                             ========      ========      ========

Interest income                                                                       $    209
General corporate expenses                                                            $   (224)
Interest expense, gain on marketable
        securities and other                                                          $     44
Income taxes                                                                          $     50
                                                                                      --------
Net income                                                                            $    251
                                                                                      ========

Six Months Ended June 30, 1998

Sales and other operating revenue            $    954      $    736          --       $  1,690
Costs and operating expenses                 $   (897)     $   (266)         --       $ (1,163)
                                             --------      --------      --------     --------
Operating profit                             $     57      $    470          --       $    527
                                             ========      ========      ========


Interest income and gain on sale of assets                                            $    303
General corporate expenses                                                            $   (680)
Interest expense, loss on marketable
      securities and other                                                            $   (556)
Minority interest                                                                     $     15
                                                                                      --------
Net loss                                                                              $   (391)
                                                                                      ========

Three Months Ended June 30, 1998

Sales and other operating revenue            $    532      $    383          --       $    915
Costs and operating expenses                 $   (451)     $   (140)         --       $   (591)
                                             --------      --------      --------     --------
Operating profit                             $     81      $    243          --       $    324
                                             ========      ========      ========


Interest income and gain on sale of assets                                            $    148
General corporate expenses                                                            $   (238)
Interest expense, loss on marketable
      securities and other                                                            $    (96)
Minority interest                                                                     $     (2)
                                                                                      --------
Net income                                                                            $    136
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

At June 30, 1999 and December 31, 1998, the Company had net unrealized losses on marketable securities of $217,000 and $1,756,000, respectively. The change in the net unrealized holding gains or losses included in earnings is a gain of $120,000 for the six months ended June 30, 1999.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                              June 30, 1999                December 31, 1998
                        -------------------------     -------------------------
                           Cost       Market Value       Cost       Market Value
                        ----------     ----------     ----------     ----------
Debentures and
Convertible
Debentures              $2,793,000     $2,557,000     $2,959,000     $2,728,000

Equity securities       $  214,000     $  224,000     $2,643,000     $1,118,000

Investment Trust
Fund                    $   69,000     $   78,000           --             --
                        ----------     ----------     ----------     ----------

                        $3,076,000     $2,859,000     $5,602,000     $3,846,000
                        ==========     ==========     ==========     ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities, including investment in affiliates, with amortized cost of $2,203,000, gross unrealized holding gains of $180,000 and a fair market value of $2,383,000 at June 30, 1999. The Company held no available-for-sale securities at December 31, 1998.

Sales of marketable securities resulted in realized gains of $300,000 for the six months ended June 30, 1999.

NOTE 9

The Company's comprehensive income for the three and six months ended June 30, 1999 and 1998 were as follows:

                                         Six months ended June 30,   Three months ended June 30,
                                         -------------------------   ---------------------------
                                            b1999         1998           b1999          1998
                                          ---------     ---------      ---------     ---------
Net income (loss)                         $ 555,000     $(391,000)     $ 251,000     $ 136,000
Other comprehensive income
       -available for sale securities       180,000          --          305,000          --
                                          ---------     ---------      ---------     ---------

Comprehensive income (loss)               $ 735,000     $(391,000)     $ 556,000     $ 136,000
                                          =========     =========      =========     =========

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

Liquidity and Capital Resources

     The slight decrease in the Company's consolidated cash and cash equivalents of $592,000 from $14,240,000 at December 31, 1998 to $13,648,000 at June 30,
1999 is the result of investment in affiliates.

     In the six month period ended June 30, 1999, the Company had net cash outflow from purchases and sales of marketable securities of $86,000 as compared to a net cash inflow from purchases and sales of marketable securities of $505,000 in the six months ended June 30, 1998. As of June 30, 1999 the Company owned 5.5% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"). Naphtha through a wholly owned subsidiary holds approximately 50.1% of the Company's outstanding common stock. Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

     As of June 30, 1999, Jay had outstanding indebtedness of $1,591,000 under a bank loan facility of $10 million. The loan bears interest at the base rate of the bank plus 1.5% with monthly payments of $31,208 plus interest and matures in 2000. The loan is secured by oil and gas properties and cannot exceed the "Borrowing Base" (as defined in the loan documents), which is subject to annual re-determination. The Borrowing Base at June 30, 1999 was $ 1,591,000. Isramco, Inc. is not a borrower or guarantor under the loan facility. Under the terms of the financing agreement with the bank, Jay must certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility. Jay was in compliance with its debt covenants as of June 30, 1999.

     The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital and the loan facility.

Results of Operations

United States

Oil and Gas Revenues (in thousands)

                                    Six months ended June 30,   Three months ended June 30,
                                    -------------------------   ---------------------------
                                      1999           1998          b1999          1998
                                     ------         ------         ------         ------
Oil Volume Sold (Barrels)
Total                                    14             16              8              7

Gas Volume Sold (MCF)
Total                                   250            339            111            199

Oil Sales ($)
Total                                   170            227            102             86

Gas Sales ($)
Total                                   477            653            217            387


Average Unit Price

Oil ($/Bbl) *                        $12.14         $14.19         $12.75         $12.29
Gas ($/MCF) **                       $ 1.91         $ 1.93         $ 1.95         $ 1.94

*    Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons
**   MCF - 1,000 Cubic Feet

Israel

The Negev Med Licenses Venture

     During the six months period ended June 30, 1999, the Negev Med Venture expended $370,000. The Company's share is 1.0043% or $4,000.

Yam Ashdod Carveout Venture (within the Med Ashdod License)

     During the six-month period ended June 30, 1999, the Yam Ashdod Carveout Venture expended $77,000. The Company's share is 1.0043% or $1,000.

     On April 26, 1999, the Company, as operator of the offshore licenses in Israel, presented to its participants in the licenses the following proposals for its oil exploration work plans in the license areas:

     (i) Offshore drilling of the Yam West 2 well in the Med Yavne license area to a depth of 3,500 meters (approximately 11,483 feet) and a water depth of 750 meters (approximately 2,461 feet). The amount budgeted for the drilling is approximately $21 million, of which the Company's share is 1.0043% or approximately $211,000.

     (ii) Deepening of the Yam 2 well by approximately an additional 300 meters (approximately 984 feet), to a depth of 5,700 meters (approximately 18,702 feet). The amount
budgeted for the drilling is approximately $21 million, of which the Company's share is 1.0043% or approximately $211,000.

     Deepening of the Yam 2 well is subject to the conclusion of an agreement with the Israeli Ministry of Defense, the availability of drilling equipment appropriate for elevated water pressure and temperatures, as well as additional examination of the well head and its condition. In management's best judgement, the likelihood that the Company will be able to enter into an agreement with the Ministry of Defense within at least the next 6-8 months in respect of the deepening of the Yam 2 well on mutually acceptable terms is low.

     On May 6, 1999, the Company signed a drilling contract with an international drilling contractor to drill the Yam West 2 and an additional optional well. The drilling commenced on August 5, 1999. The primary objective of the drilling is to test for the existence of oil and/or gas at depths ranging from 8,690 feet (2,650 meters) and deeper. A secondary objective is to test for a gas reservoir at a depth of 5,412 feet (1,650 meters). The company anticipates that a decision respecting the drilling of the optional well will be taken in the second half of August.

     Following the SOLE RISK notice furnished to the Med Yavne participants who did not approve the budget (AFE) for the Yam West 2 drilling, a carveout was created in the Med Yavne license area--the "Yam West 2 Carveout". The participants in the Yam West 2 Carveout (that includes the Yam West 2 well) are:
Isramco Inc. (1.0043%), Delek Drilling Limited Partnership (8.0%) Naphta Exploration Limited Partnership (5.0%) and Isramco Negev 2 Limited Partnership (85.9957%).

     The Company, as operator of the offshore licenses, completed a seismic survey of the Med Yavne license area to a depth of 450 meters (approximately 1,476 feet), as well as seismic surveys at the Yam 2 well drilling site and two additional potential drilling sites in the license areas. Additionally, the Company completed a review of seismic survey results for the license area that were previously obtained. The operator is currently analyzing the survey results in order to verify the existence of additional gas prospects in the license area. The overall cost of the surveys and the subsequent analyses are approximately $400,000.

     The operator requested of the Ministry of Defense to approve an additional four drilling sites, on one of which the operator intends to commence drilling with the completion of the Yam West 2 drilling. Additionally, in July 1999, the operator requested of the Petroleum Commissioner to approve a revision in the drilling terms previously approved in the offshore work program such that the drilling of the second well could be to a depth of 2,000 meters (approximately 6,562 feet), instead of 3,000 meters (approximately 9,843 feet) or the deepening of an existing drilling site. In August, 1999, the Petroleum Commissioner approved the Company's request.

Award of an Offshore Preliminary Permit

     In June 1999, the Company was awarded a preliminary permit referred to as the "Marine Zaphon/ 164" covering an area of 297 kilometers offshore Israel northeast of the Med Hadera, Med Tel Aviv and Med HaSharon licenses. The Company has approached Isramco Negev 2 Limited Partnership and other entities respecting their participation in the permit. Isramco Negev 2 Limited Partnership has agreed to hold at least a 50% participation interest in the permit. Management anticipates that the Company's participation interest will be 1.0043%

Letter of Intent Relating to Oil and Gas Exploration

     A letter of intent ("LOI") was entered into on August 13, 1999, among the Company, Naphtha Israel Petroleum Coropration, Equital Ltd., J.O.E.L.--Jerusalem Oil Exploration Ltd. and Isramco Negev 2 Limited Partnerhsip, on the one hand, and a leading company engaged in oil and gas exploration and production based in the United States ("US Company"), on the other hand, whereby the US Company is to participate in the Offshore exploration efforts in Israel. According to the LOI, the US Company is to hold a participation interest in an amount equal to between 25% to 50% in each of the Med Yavne License (except for the Yam West 2 Carveout) and the Marine Zaphone 164 Prelimiary Permit. Additionally, the US Company, the Company and each of the participants granted to each other an option to participate, at a rate equal to such party's current holdings, in any other license or preliminary permit respecting offshore Israel which any of them may be awarded in the future. The LOI further provides that should parties not reach by August 31, 1999 a legally binding agreement respecting the matters addressed in the LOI, then, unless otherwise mutually agreed, the LOI will terminate and not be of any force or effect.

Congo

     On June 15, 1999, an order approving the sharing contracts was signed by the President of the Republic of Congo, the Petroleum Minister and the Minister of Finance. On July 5, 1999, the Petroleum Minister confirmed in writing to the Company that the Production Sharing contracts are valid and comply with the requirements of local Congolese law and advised the Company that it was possible to organize Management committee meetings. Additionally, in July 1999 the orders were published in a French language daily in the Congo.

     The Company's recovery of its investment in the Congo is dependent upon successful drilling and production under the sharing contracts. No assessment of success can be made.

     The permits relating to the Tilapia and Marine 3 concessions are included in oil and gas properties in the balance sheet at $2.7 million.

Operator Fees

     In the six month period ended June 30, 1999 and 1998, the Company earned $198,000 and $398,000, respectively, and in the three month period ended June 30, 1999 and 1998, the Company earned $90,000 and $208,000, respectively. The amounts earned were based on the minimum monthly compensation for each period.

Oil and Gas Revenues

     In the six month period ended June 30, 1999 and 1998, the Company had oil and gas revenues of $647,000 and $880,000, respectively and in the three month period ended June 30, 1999 and 1998, the Company had revenues of $319,000 and $473,000, respectively. The decrease is due primarily to the decline in oil and gas prices between the periods and the slightly lower production in 1999.

Lease Operating Expenses and Severance Taxes

     In the six month period ended June 30, 1999 and 1998, lease operating expenses were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes in the six-month periods ended June 30, 1999 and 1998 were $181,000 and $497,000, respectively and for the three month period ended June 30, 1999 and 1998, they were $95,000 and $221,000, respectively. The decrease in lease operating expenses and severance taxes is due to, among other things, the decline in oil and gas prices and slightly lower production in 1999. In 1998, the lease operating expenses included workover expenses on several wells which totaled over $77,000, overhead charges from previous years which were not billed until then and yearly COPAS overhead escalation.

Interest Income

     Interest income increased in the three and six month periods ended June 30, 1999 compared to interest income for the same periods ended June 30, 1998 primarily due to the strengthening of the Israeli currency against the U.S. currency.

Marketable Securities

     In the six month period ended June 30, 1999 the Company recognized net realized and unrealized gains of $120,000 compared to net realized and unrealized losses of $403,000 in the same period in 1998. For the three month period ended June 30, 1999, the Company recognized net realized and unrealized gains of $81,000 compared to a net realized and unrealized losses of $19,000 for the same period in 1998.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Costs

     Operator costs decreased in the three and six month periods ended June 30, 1999 as compared to the same periods ended June 30, 1998, primarily as a result of lower manpower costs and reduced rent payments for the Company's offices in Israel.

General and Administrative Expenses

     The decrease in general and administrative expenses during the three and six month periods ended June 30, 1999 compared to the same periods in 1998 was mainly due to a decrease in consulting fees and salaries.

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

         Not Applicable

Item 3.  Default Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on 8-K

     a) Reports on From 8-K

          (i) Form 8-K for the month of March 1999.

          (ii) Form 8-K for the month of April 1999

          (iii) Form 8-K for the month of May 1999

          (iv) Form 8-K for the month of June 1999

          (x) Form 8-K for the month of August 1999

     b) Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ISRAMCO,  INC.
                                        Registrant

Date: August 16, 1999                   By   /s/ Haim Tsuff

                                        Chairman of the Board and
                                        Chief Executive Officer