Form 10-Q
period 1999-09-30
ISRAMCO INC
filed 1999-11-15
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Check One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of November 14, 1999 was 2,639,809.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

      Consolidated Balance Sheets at September 30, 1999 and December 31, 1998

      Consolidated Statement of Operations for the three months ended September 30, 1999 and 1998

      Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998

      Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and~1998

      Notes to Consolidated Financial Statements

Item 2. Management's discussion and analysis of financial statements

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

Signatures

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   September 30,    December 31,
ASSETS                                                 1999            1998
                                                   -------------    ------------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                         $ 13,052       $ 14,240
   Marketable securities, at market                     2,932          3,846
   Accounts receivable                                  1,178            268
   Prepaid expenses and other current assets              310            207
                                                     --------       --------
        Total current assets                           17,472         18,561

Property and equipment (successful efforts
   method for oil and gas properties), net              5,030          5,450
Marketable securities, at market                        1,903             --
Investment in affiliates                                1,780            285
Covenants not to compete, net                              70            122
Other                                                      55             68
                                                     --------       --------
        Total assets                                 $ 26,310       $ 24,486
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                 $    374       $    374
   Accounts payable and accrued expenses                  760            644
                                                     --------       --------
        Total current liabilities                       1,134          1,018

Long-term debt                                          1,124          1,404
                                                     --------       --------
        Total liabilities                               2,258          2,422
                                                     --------       --------
Commitments, contingencies and other matters

Shareholders' equity:
   Common stock $.0l par value;
      authorized 7,500,000
      shares; issued 2,669,120                             27             27
    Additional paid-in capital                         26,168         26,168
    Accumulated other comprehensive gain                1,043             --
    Accumulated deficit                                (3,022)        (3,967)
    Treasury stock, 29,267 shares                        (164)          (164)
                                                     --------       --------

Total shareholders' equity                             24,052         22,064
                                                     --------       --------

Total liabilities and shareholders' equity           $ 26,310       $ 24,486
                                                     ========       ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                          -------------                  -------------
                                                       1999           1998           1999           1998
                                                       ----           ----           ----           ----
Revenues:
    Oil and gas sales                              $       314    $       378    $       961    $     1,258
    Operator fees from related party                       660            232            858            630
    Interest income                                        138            129            675            422
    Gain (loss) on marketable securities                   (76)          (352)            44           (755)
    Realized Gain on investment in affiliate               100             --            100             --
    Office services to affiliates and other                143            169            469            468
    Reimbursement of exploration costs                      65             54            166            152
    Equity earnings of Jay Management                       --              1             --             16
    Gain on sale of assets                                  --            129             --            139
                                                   -----------    -----------    -----------    -----------
          Total revenues                                 1,344            740          3,273          2,330
                                                   -----------    -----------    -----------    -----------

Expenses:
    Interest expense                                        38            108            114            261
    Depreciation, depletion and amortization               171            190            534            551
    Lease operating expenses and severance taxes           126            175            307            672
    Operator expense                                       131             67            342            320
    General and administrative                             255            183            699            863
    Exploration costs                                      103             19            107             71
                                                   -----------    -----------    -----------    -----------
          Total expenses                                   824            742          2,103          2,738
                                                   -----------    -----------    -----------    -----------

Income (loss) before taxes and minority interest           520             (2)         1,170           (408)

Income taxes                                              (130)           (14)          (225)           (14)

Minority interest                                           --             (4)            --             11
                                                   -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                  $       390    $       (20)   $       945    $      (411)
                                                   ===========    ===========    ===========    ===========
Income (loss) per share (basic and diluted)        $      0.15    $     (0.01)   $      0.36    $     (0.16)
                                                   ===========    ===========    ===========    ===========
Weighted average number of shares outstanding        2,639,853      2,639,853      2,639,853      2,639,853
                                                   ===========    ===========    ===========    ===========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                  1999        1998
                                                                  ----        ----
Cash flow from operating activities:
Net income (loss)                                               $    945    $   (411)
     Adjustment to reconcile net income (loss) to net
        cash provided by operating activities:
     Depreciation, depletion and amortization                        534         551
     Minority interest                                                --         (11)
     (Gain) loss on marketable securities                            (44)        973
     Realized Gain on investment in affiliate                       (100)         --
     Gain on sale of property and equipment                           --        (139)
     Changes in assets and liabilities
          Accounts receivable                                       (910)        336
          Prepaid expenses and other current assets                 (103)        204
          Other                                                        8          (2)
          Accounts payable and accrued expenses                      209        (482)
                                                                --------    --------
          Net cash provided by operating activities                  539         534
                                                                --------    --------

 Cash flows from investing activities:
     Addition to property and equipment                              (90)        (53)
     Investment in affiliates                                     (2,207)         --
     Proceeds from sale of marketable affiliate securities         1,018
     Proceeds from sale of equipment                                  --         240
     Purchase of interests in Jay Petroleum, LLC and in
         Jay Management, LLC                                         (60)        (69)
     Purchase of marketable securities                            (2,318)     (1,886)
     Proceeds from sale of marketable securities                   2,210       3,400
                                                                --------    --------
          Net cash provided by (used in) investing activities     (1,447)        403
                                                                --------    --------
 Cash flows from financing activities
     Proceeds from long term debt                                     --         136
     Principal payments on long-term debt                           (280)       (491)
                                                                --------    --------
          Net cash used in financing activities                     (280)       (355)
                                                                --------    --------

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS             (1,188)      3,788
Cash and cash equivalents - beginning of year                     14,240       9,741
                                                                --------    --------
Cash and cash equivalents - end of period                       $ 13,052    $ 13,529
                                                                ========    ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $    114    $    261
                                                                ========    ========

               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE 4 - Acquisition and Divestitures of Oil and Gas Properties

Although the Company continues to seek to acquire oil and gas properties, no material purchases were made in the first nine months of 1999.

Subsequently, on October 20, 1999, the Company, as operator of the offshore licenses, and the other participants (collectively, the "Isramco Group"), entered into an agreement with BG International Limited, a member of the British Gas Group ("BG"), for the acquisition by BG from the Isramco Group of a 50% participation interest in the offshore licenses in Israel and BG's replacement of the Company as operator of such licenses (the "Transaction"). The licenses forming the subject matter of the Transaction are the Med Yavne licenses, Med Tel Aviv, Med Hadera, Med Ashdod and Med Hasharon (collectively, the "Subject Licenses"). Following the consummation of the of the Transaction, the Company's participation in the Subject Licenses will reduced from 1.0043% to approximately 5%.

In consideration of the Company's performance of its obligations under the Transaction agreement, BG paid to the Company approximately $1.9 million, with an additional approximate $1.9 million to be paid to the Company by no later than January 15, 2000. Additionally, upon the issuance of each of the three first New Licenses, if any, BG is to pay to the Company approximately $1.6 million. The Company's share of the aggregate consideration payable by BG to the Isramco Group in respect of the transfer of the Subject License rights is approximately $12,000.

With respect to the Med Yavne license, subject to the consent of all of the license participants the Joint Operating Agreement will be revised to provide, among other things, that BG will be appointed operator and that the Company will furnish to BG consulting services of an administrative and technical nature. In consideration therefor, the Company is entitled to a monthly fee equal to $10,000. The Company is entitled to receive from each member of the Isramco Group overriding royalties equal to 2% of each such member's rights to any oil and/or gas which is produced within the offshore licenses or within any other oil and gas rights which may be obtained in lieu of these offshore licenses.

NOTE 5 - Long-term Debt

At September 30, 1999, Jay has outstanding indebtedness of $1,498,000 under a bank loan facility of $10 million. The loan bears interest at the base rate of the bank plus 1.5% with monthly payments of $31,208 plus interest and matures in 2000. The loan is collateralized by oil and gas properties and cannot exceed the "Borrowing Base", as defined, which is subject to annual determination. The borrowing base at September 30, 1999 was $ 1,498,000 Isramco Inc. is not a borrower or guarantor under this bank financing.

Under the terms of the financing agreement with the bank, Jay must meet certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility. Jay was not in violation of its debt covenants as of September 30, 1999.

NOTE 6 - New Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the FASB in June 1998 SFAS No.133 standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133, as amended, is effective for periods beginning after June 15, 2000. The Company believes that adoption of this financial accounting standard will not have material effect on its financial condition or results of operations.

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

                                                          Geographic Segment
                                                          ------------------
                                               United                          Consolidated
                                               States      Israel      Africa      Total
                                               ------      ------      ------      -----
Identifiable assets at September 30, 1999     $ 2,257     $    73     $ 2,700     $  5,030

Cash and corporate assets                                                         $ 21,280
                                                                                  --------

Total Assets at September 30, 1999                                                $ 26,310
                                                                                  ========

Identifiable assets at December 31, 1998      $ 2,686     $    64     $ 2,700     $  5,450

Cash and corporate assets                                                         $ 19,036
                                                                                  --------

Total assets at December 31, 1998                                                 $ 24,486
                                                                                  ========

Nine Months Ended  September  30, 1999

Sales and other operating revenue             $ 1,020     $ 1,434          --     $  2,454
Costs and operating expenses                  $  (825)    $  (465)         --     $ (1,290)
                                              -------     -------     -------     --------
Operating profit                              $   195     $   969          --     $  1,164
                                              =======     =======     =======

Interest Income                                                                   $    675
General corporate expenses                                                        $   (699)
Interest expense, gain on marketable
        securities and other                                                      $     30
Income taxes                                                                      $   (225)
                                                                                  --------
Net Income                                                                        $    945
                                                                                  ========

Three Months Ended  September  30, 1999

Sales and other operating revenue             $   338     $   844          --     $  1,182
Costs and operating expenses                  $  (288)    $  (243)         --     $   (531)
                                              -------     -------     -------     --------
Operating profit                              $    50     $   601          --     $    651
                                              =======     =======     =======

Interest income                                                                   $    138
General corporate expenses                                                        $   (255)
Interest expense, gain on marketable
        securities and other                                                      $    (14)
Income taxes                                                                      $   (130)
                                                                                  --------
Net income                                                                        $    390
                                                                                  ========

Nine Months Ended September 30, 1998

Sales and other operating revenue             $ 1,382     $ 1,142          --     $  2,524
Costs and operating expenses                  $(1,197)    $  (417)         --     $ (1,614)
                                              -------     -------     -------     --------
Operating profit                              $   185     $   725          --     $    910
                                              =======     =======     =======

Interest income                                                                   $    422
General corporate expenses                                                        $   (863)
Interest expense, loss on marketable
      securities and other                                                        $   (877)
Income taxes                                                                      $    (14)
Minority interest                                                                 $     11
                                                                                  --------
Net loss                                                                          $   (411)
                                                                                  ========

                                                          Geographic Segment
                                                          ------------------
                                               United                          Consolidated
                                               States      Israel      Africa      Total
                                               ------      ------      ------      -----
Three Months Ended September 30, 1998

Sales and other operating revenue             $   428     $   406          --     $    834
Costs and operating expenses                  $  (300)    $  (151)         --     $   (451)
                                              -------     -------     -------     --------
Operating profit                              $   128     $   255          --     $    383
                                              =======     =======     =======

Interest income                                                                   $    129
General corporate expenses                                                        $   (183)
Interest expense, loss on marketable
      securities and other                                                        $   (331)
Income taxes                                                                      $    (14)
Minority interest                                                                 $     (4)
                                                                                  --------
Net loss                                                                          $    (20)
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

At September 30, 1999 and December 31, 1998, the Company had net unrealized losses on the trading of marketable securities of $173,000 and $1,756,000, respectively. The change in the net unrealized holding gains or losses included in earnings is a gain of $44,000 for the nine months ended September 30, 1999.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                           September 30, 1999             December 31, 1998
                           ------------------             -----------------
                         Cost       Market Value       Cost      Market Value
                         ----       ------------       ----      ------------
Debentures and
Convertible
Debentures            $2,487,000     $2,319,000     $2,959,000     $2,728,000

Equity securities        458,000        459,000      2,643,000      1,118,000

Investment Trust
Fund                     160,000        154,000             --             --
                      ----------     ----------     ----------     ----------

                      $3,105,000     $2,932,000     $5,602,000     $3,846,000
                      ==========     ==========     ==========     ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities, including investment in affiliates, with amortized cost of $2,639,000, gross unrealized holding gains of $1,043,000 and a fair market value of $3,682,000 at September 30, 1999. The Company held no available-for-sale securities at December 31, 1998.

Sales of marketable securities resulted in realized gains of $77,000 for the nine months ended September 30, 1999.

NOTE 9

The Company's comprehensive income for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                       Nine months ended September 30,  Three months ended September 30,
                                       -------------------------------  --------------------------------
                                            1999           1998                 1999           1998
                                         ----------     ----------          ----------     ----------
Net income (loss)                        $  945,000     $ (411,000)         $  390,000     $  (20,000)
Other comprehensive gain
      -available for sale securities     $1,043,000             --          $  863,000             --
                                         ----------     ----------          ----------     ----------

Comprehensive income (loss)              $1,988,000     $ (411,000)         $1,253,000     $  (20,000)
                                         ==========     ==========          ==========     ==========

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

Liquidity and Capital Resources

      The decrease in the Company's consolidated cash and cash equivalents of $1,188,000 from $14,240,000 at December 31, 1998 to $13,052,000 at September 30,
1999 is primarily the result of purchases of marketable securities.

      In the nine month period ended September 30, 1999, the Company had net cash outflow from purchases and sales of marketable securities (including those of affiliates) of $1,296,000 as compared to a net cash inflow from purchases and sales of marketable securities of $1,514,000 in the nine months ended September 30, 1998. As of September 30, 1999 the Company owned 5.5% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL"), the controlling shareholder of Naphtha Israel Petroleum Company Ltd. ("Naphtha"). Naphtha through a wholly owned subsidiary holds approximately 50.2% of the Company's outstanding common stock. Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

      As of September 30, 1999, Jay had outstanding indebtedness of $1,498,000 under a bank loan facility of $10 million. The loan bears interest at the base rate of the bank plus 1.5% with monthly payments of $31,208 plus interest and matures in 2000. The loan is secured by oil and gas properties and cannot exceed the "Borrowing Base" (as defined in the loan documents), which is subject to annual re-determination. The Borrowing Base at September 30, 1999 was $ 1,498,000. Isramco, Inc. is not a borrower or guarantor under the loan facility. Under the terms of the financing agreement with the bank, Jay must meet certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility. Jay was not in violation of its debt covenants as of September 30, 1999.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital and the loan facility.

Results of Operations

United States

Oil and Gas Revenues (in thousands)

                          Nine months ended September 30,   Three months ended September 30,
                          -------------------------------   --------------------------------
                              1999            1998              1999               1998
                              ----            ----              ----               ----
Oil Volume Sold (Barrels)
Total                           18              23                 4                  9

Gas Volume Sold (MCF)
Total                          381             491               131                201

Oil Sales ($)
Total                          251             326                81                 99

Gas Sales ($)
Total                          708             932               231                279

Average Unit Price

Oil ($/Bbl) *                $13.9           $13.1             $20.2              $11.0
Gas ($/MCF) **                $1.9            $1.9              $1.8               $1.8

*   Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons
**   MCF - 1,000 Cubic Feet

Israel

The Negev Med License

      During the nine months period ended September 30, 1999, the Negev Med Venture expended $10,700,000. The Company's share is 1.0043% or $107,000.

      On April 26, 1999, the Company, as operator of the offshore licenses in Israel, presented to its participants in the licenses the following proposals for its oil exploration work plans in the license areas:

      (i) Offshore drilling of the Yam West 2 well in the Med Yavne license area to a depth of 3,500 meters (approximately 11,483 feet) and a water depth of 750 meters (approximately 2,461 feet). The amount budgeted for the drilling was approximately $21 million, of which the Company's share is 1.0043% or approximately $211,000.

      (ii) Deepening of the Yam 2 well by approximately an additional 300 meters (approximately 984 feet), to a depth of 5,700 meters (approximately 18,702 feet). The amount budgeted for the drilling was approximately $12 million, of which the Company's share was 1.0043% or approximately $120,000.

      Deepening of the Yam 2 well is subject to the conclusion of an agreement with the Israeli Ministry of Defense, the availability of drilling equipment appropriate for elevated water pressure and temperatures, as well as additional examination of the well head and its condition. In management's best judgement, the likelihood that the Company will be able to enter into an agreement with the Ministry of Defense prior to the scheduled expiration of the licenses on June 14, 2000 in respect of the deepening of the Yam 2 well on mutually acceptable terms is low.

      On May 6, 1999, the Company signed a drilling contract with an international drilling contractor to drill the Yam West 2 and an additional optional well. The drilling commenced on August 5, 1999. The primary objective of the drilling was to test for the existence of oil and/or gas at depths ranging from 8,690 feet (2,650 meters) and deeper. A secondary objective was to test for a gas reservoir at a depth of 5,412 feet (1,650 meters).

      Following the SOLE RISK notice furnished to the Med Yavne participants who did not approve the budget (AFE) for the Yam West 2 drilling, a carveout was created in the Med Yavne license area--the "Yam West 2 Carveout". The participants in the Yam West 2 Carveout (that includes the Yam West 2 well) are:
Isramco Inc. (1.0043%), Delek Drilling Limited Partnership (8.0%) Naphtha Exploration Limited Partnership (5.0%) and Isramco Negev 2 Limited Partnership (85.9957%).

      In July 1999, approximately 500 kilometers (311 miles) of 2D high-resolution seismic lines were shot over three prospective areas within the Med Yavne license area. The purposes of this survey were to recognize and delineate Pliocene gas sand prospects. These seismic data were subsequently processed and, in addition, 300 line kilometers (186 miles) of pre-existing seismic data were also reprocessed. The entire seismic set was interpreted in August and several Pliocene gas sand prospects were delineated. Following comparative analysis of the gas prospects, the decision was taken to select the Or prospect for drilling (in lieu of the Yam 2 prospect).

      In October 1999, the drilling of the Yam West 2 well reached a depth of 3,210 meters (approximately 10,500 feet). Upon the completion of the analysis of the logs conducted I the well, the participants decided to plug and abandon the Yam West 2 well. The total expenditures for the Yam West 2 well were approximately $11 million, of which the Company's share was 1.0043% or $110,000.

      Upon the completion of the plugging of the Yam West 2 well, on October 6, 1999, the "Or 1" well (within the Med Yavne license area) was spudded. The production tests, which were completed by November 2, 1999, reflect an initial gas production flow rate of 21 million cubic feet a day. Additionally, the test results suggest that the Or 1 well may be able to produce gas at a higher flow rate, so long as the well will be prepared for orderly gas production and lower levels of the well are perforated. Currently, the analysis of the test results is underway and, upon its completion, a more accurate estimate of the overall gas production potential can be furnished. Based on the positive test results received, the decision was taken to discontinue additional tests on the Or 1 well and to move the drilling rig to the "Or South 1"drilling site, approximately 4.5 kilometers (approximately 2.8 miles) south of Or 1. The drilling budget (AFE), including the production tests, for each of the Or 1 and Or South wells is approximately $8.5 million, of which the Company's share in each case is approximately $39,000.

      In July 1999, the operator requested of the Petroleum Commissioner to approve a revision in the drilling terms previously approved in the off shore work program such that the drilling of the second well could be to a depth of 2,000 meters (approximately 6,562 feet), instead of 3,000 meters (approximately 9,843 feet) or the deepening of an existing drilling site. In August, 1999, the Petroleum Commissioner approved the Company's request.

Award of Offshore Preliminary Permits

      In June 1999, the Company was awarded a preliminary permit referred to as the "Marine North/ 164" covering an area of 297 square kilometers off shore Israel northeast of the Med Hadera, Med Tel Aviv and Med HaSharon licenses. Isramco Negev 2 Limited Partnership holds a 79% interest in the permit, Modien Energy Limited Partnership, an Israeli entity, holds a 20% participation interest and the Company holds the remaining 1% interest.

      On September 21, 1999, the Company was awarded an additional preliminary permit, "Marine Center" covering an area of 194 square kilometers and located between the Med Hedera and Med Tel Aviv license areas. The Company intends to approach several entities respecting their participation in the permit.

Sale of Interests to British Gas

      On October 20, 1999, the Company, as operator of the offshore licenses, and the other participants (collectively, the "Isramco Group"), entered into an agreement with BG International Limited, a member of the British Gas Group ("BG"), for the acquisition by BG from the Isramco Group of a 50% participation interest in the offshore licenses in Israel and BG's replacement of the Company as operator of such licenses (the "Transaction"). The licenses forming the subject matter of the Transaction are the Med Yavne licenses, Med Tel Aviv, Med Hadera, Med Ashdod and Med Hasharon (collectively, the "Subject Licenses"). Following the consummation of the of the Transaction, the Company's participation in the Subject Licenses will be approximately .5% (reduced from 1.0043%).

      Under the terms of the Transaction, BG will replace the Company as operator of the Med Yavne license by no later than January 1, 2000. The Company will continue to serve as operator of each of the remaining Subject Licenses on the same terms and conditions currently existing among the Company and the other license participants until each such license's expiration.

      Pursuant to the Transaction, the Company and BG will coordinate their respective efforts in consolidating and completing work programs in respect of the areas included within the Subject Licenses (other than for Med Yavne) for the purpose of jointly applying for new oil licenses in replacement of any expiring license ("New Licenses").

      In consideration of the Company's performance of its obligations under the Transaction agreement, BG paid to the Company approximately $1.9 million, with an additional approximate $1.9 million to be paid to the Company by no later than January 15, 2000. Additionally, upon the issuance of each of the three first New Licenses, if any, BG is to pay to the Company approximately $1.6 million. The Company's share of the aggregate consideration payable by BG to the Isramco Group in respect of the transfer of the Subject License rights is approximately $12,000.

      With respect to the Med Yavne license, subject to the consent of all of the license participants the Joint Operating Agreement will be revised to provide, among other things, that BG will be appointed operator and that the Company will furnish to BG consulting services of an administrative and technical nature. In consideration therefor, the Company is entitled to a monthly fee equal to $10,000. The Company is entitled to receive from each member of the Isramco Group overriding royalties equal to 2% of each such member's rights to any oil and/or gas which is produced within the offshore licenses or within any other oil and gas rights which may be obtained in lieu of these offshore licenses.

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

      The oil and gas properties in the Congo consist of the Marine III and the Talipia concessions. On October 6, 1999, the management committee held a meeting in Port Noir in the Congo. The management committee approved the Marine III budget in the amount of $445,000 and the Tilapia budget in the amount of $3,600,000, in each case for the period commencing September 1999 through December 2000. The Company's share is $222,500 in respect of the Marine III concession and $1,800,000 in respect of the Talipia concession.

      The Company's recovery of its investment in the Congo is dependent upon successful drilling and production under the sharing contracts. No assessment of success can be made.

      The permits relating to the Tilapia and Marine 3 concessions are included in oil and gas properties in the balance sheet at $2.7 million.

Operator Fees

      In the nine month period ended September 30, 1999 and 1998, the Company earned $858,000 and $630,000, respectively, and in the three month period ended September 30, 1999 and 1998, the Company earned $660,000 and $232,000, respectively. The amounts earned were based on the minimum monthly compensation for each period.

Oil and Gas Revenues

      In the nine month period ended September 30, 1999 and 1998, the Company had oil and gas revenues of $961,000 and $1,258,000, respectively and in the three month period ended September 30, 1999 and 1998, the Company had revenues of $314,000 and $378,000, respectively. The decrease is attributable to the decline in oil and gas prices between the periods, the sale of certain interests in oil and gas properties and slightly lower production in 1999.

Lease Operating Expenses and Severance Taxes

      In the nine month period ended September 30, 1999 and 1998, lease operating expenses were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes in the nine month periods ended September 30, 1999 and 1998 were $307,000 and $672,000, respectively and for the three month period ended September 30, 1999 and 1998, they were $126,000 and $175,000, respectively. The decrease in lease operating expenses and severance taxes is due to, among other things, the decline in oil and gas prices and slightly lower production in 1999. In 1998, the lease operating expenses included workover expenses on several wells which totaled over $77,000, overhead charges from previous years which were not billed until then and yearly COPAS overhead escalation.

Interest Income

      Interest income increased in the three and nine month periods ended September 30, 1999 compared to interest income for the same periods ended September 30, 1998 primarily due to the strengthening of the Israeli currency against the U.S. currency.

Marketable Securities

      In the nine month period ended September 30, 1999 the Company recognized net realized and unrealized gains of $144,000 compared to net realized and unrealized losses of $755,000 in the same period in 1998. For the three month period ended September 30, 1999, the Company recognized net realized and unrealized gains of $24,000 compared to a net realized and unrealized losses of $352,000 for the same period in 1998.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Costs

      Operator costs increased in the three and nine month periods ended September 30, 1999 as compared to the same periods ended September 30, 1998, primarily attributable to increase in salaries.

General and Administrative Expenses

      General and administrative expenses increased during the three month period ended September 30, 1999 compared to the same period in 1998 and decreased during the nine month period ended September 30, 1999 compared to the same period in 1998. The decrease was primarily due to a decrease in consulting fees and salaries.

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

      The Company is continuing to initiate formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      Contingency plans are being considered by the Company and to the extent practicable will be put in place, as required, in the event that the Company determines that it is at significant risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans may include consideration of alternative sources of supply, customer communication plans and plant and business response plans.

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

      Not Applicable

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on 8-K

      a) Reports on From 8-K

(i) Form 8-K for the month of August 1999.
(ii) Form 8-K for the month of September 1999
(iii) Form 8-K dated October 7, 1999
(iv) Form 8-K dated October 20, 1999
(v) Form 8-K dated November 1, 1999
(vi) Form 8-K dated November 2, 1999

      b) Exhibit 27 - - Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ISRAMCO,  INC.
                                            Registrant


Date: November 15, 1999                     By  /s/ Haim Tsuff

                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and Chief Financial Officer


19