Form 10-K405
period 1999-12-31
ISRAMCO INC
filed 2000-04-14
CIK 719209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            Annual Report for the Fiscal year ended December 31, 1999

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

[Mark One]

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999 [Fee Required]

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               [No Fee Required]

Securities registered under Section 12(b) of the Exchange Act:

      Title of each Class:          Name of each exchange on which registered
            None                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $0.01
                                (Title of Class)

Check whether the issuer (1) has field all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes
|_| No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 30, 2000, the Registrant had outstanding 2,639,809 shares of $0.01 par value Common Stock. The aggregate market value of such Common Stock held by non-affiliates of the Registrant at March 30, 2000 was approximately $5,094,000.

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

      In 1991 the Negev 2 Venture participants (excluding HEI) received a Preliminary Permit with Priority Rights to receive Petroleum licenses (the "Negev Med Venture"). Upon the expiration of the Preliminary Permit in 1993, the Negev 2 Venture participants were granted five (5) licenses: Med Tel Aviv License, Med Yavne License, Med Ashdod License, Med Hadera License, Med Hasharon License (the "Med Licenses"). The participants in the Negev Med Venture have delineated the Yam Ashdod Carveout Area (the "Yam Ashdod Carveout Area) within the Med Ashdod License, and this area includes all of the areas which were transferred from the Negev Asquelon License. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts in Israel".

      Since the Med Licenses, seismic surveys covering approximately 2,000 kilometers were performed as well as drilling on five sites was undertaken (Yam Yafo 1, Yam West 1, Yam West 2, Or 1 and Or South 1). With the exception of Or 1, the wells were declared dry holes and were abandoned. In October 1999 the Or 1 well (within the Med Yavne License area) was spudded. The production tests, which were completed in November 1999, reflected an initial gas production flow rate of 21 million cubic feet a day. Additional subsequent tests revealed that the well is capable of producing gas at a higher rate. In January 2000, a preliminary estimate for the gas "in place" at Or 1 placed the figure at 107 billion cubic feet. Following completion of a 3D seismic survey, it will be possible to more accurately asses the amount of gas "in place' at Or 1.

      In June 1999, the Company was awarded a preliminary permit referred to as "Marine North/164" covering an area 575 square kilometers offshore Israel, northeast of Med Hadera, Med Tel Aviv and Med Hasharon licenses ("Marine North"). On September 21, 1999, the Company was awarded an additional preliminary permit, "Marine Center/168" covering an area of 194 square kilometers offshore Israel and located adjacent to the Herzliya coastline ("Marine Center"; together with Marine North, the "Offshore Preliminary Permits"). The Offshore

Preliminary Permits include Preferential Rights to Obtain a License. The Company is the operator of the Offshore Preliminary Permits.

      On October 20, 1999, an Agreement was reached with BG International Limited a member of the British Gas Group ("BG") providing for the acquisition by BG of a 50% participation interest from the license participants "(Isramco Group") in the Med Licenses in Israel and BG's replacement of the Company as operator of the Med Yavne license and any new license issued in respect of the other Med Licenses scheduled to expire in June 2000. (the "BG Transaction."). See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts in Israel".

      In 1997 the Company expanded its activities outside of Israel by acquiring membership interests in Jay Petroleum LLC which owns certain working interests in oil and gas wells in the United States and by acquiring rights in exploitation and exploration concessions in the Congo, Africa.

The Operator

      The Negev 2 Joint Venture Agreement (the "Joint Venture Agreement") and the Negev 2 Joint Operating Agreement (the "JOA"), as amended were entered into between the participants of the Negev 2 Venture to explore, develop and produce petroleum and/or gas in certain areas onshore and offshore in Israel. Subject to the provisions of the Joint Venture Agreement and the JOA, each party participates in all the costs, expenses and obligations incurred in relation to a contract area in the same proportion as its rights and interests in such contract area. Under the JOA, the Operator carries out all the operations contemplated in the JOA, in the framework of approved Work Programs and within the limitations of approved budgets (AFE's). The Operator may be removed for cause, by notice in writing given by two or more of the other parties representing at least 65% of the total interests in a contract area. See "Table of Petroleum Assets and Oil and Gas Ventures.

      The Company is currently the Operator of the Med Licenses, except for Med Yavne, whereby operation of the license has been transferred as of January, 2000 to BG, and the Offshore Preliminary Permits. As the Operator, the Company is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Petach Tikva, Israel. With five (5) full-time employees, outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a Joint Operating Agreement. With respect to the Med Yavne license, the Company furnishes to BG consulting services of an administrative and technical nature for which it receives a monthly fee equal to $10,000. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts in Israel".

      The Company charges each venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License and each Offshore Preliminary Permit. During the year ended December 31, 1999, the Company was paid a total of $1,744,000 in operator fees.

      The licenses comprising the Med License are scheduled to expire on June 14, 2000. In conjunction with the license participants and BG, the Company and BG intend to file, upon the expiration date of such licenses, an application with the Israel Petroleum Commissioner for new licenses to replace the expiring Med Licenses. With respect to the Med Yavne license (where the

OR 1 find was discovered), the operator intends to file, an application to renew the license for a 2 year period or, alternatively, obtain a 30 year lease covering the intended area of production.

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

      The Company holds overriding royalties in certain Petroleum Assets and currently receives a management fee of $40,000 per month from the Limited Partnership for office space, management and other services. It has been significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. The Company currently holds 4.32% of the issued Partnership units and a wholly-owned subsidiary of the Company, IOG, which serves as the general partner for the Partnership (the "General Partner"), holds an additional 0.008% of the Partnership units. On March 30, 2000, the Limited Partnership had cash, cash equivalents and marketable securities with a value of approximately $90 million.

      In connection with the BG Transaction, the Company is entitled to receive from each member of the Isramco Group overriding royalties equal to 2% of each such member's rights to any oil and/or gas produced within the existing offshore licenses or within any new licenses or to any oil or gas rights which may be obtained in lieu of the existing offshore licenses.

      Additionally, IOG is entitled to 5% overriding royalties in certain petroleum assets held by the Limited Partnership.

Acquisition of Assets

Jay Petroleum, LLC. & Jay Management, LLC.

      In February 1997, the Company acquired from NIR Resources Inc. ("NIR"), a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd. ("Naphtha") and Stonewall Resources LLC ("Stonewall"), a non-affiliated entity, ownership interests in Jay Petroleum LLC ("Jay"), a Texas limited liability company. Jay owns both operated and non-operated varying working interests in oil and gas wells in Louisiana, Texas and Wyoming. The Company's initial interests in Jay were increased in 1998 so that the Company currently holds all of the outstanding membership interests Jay. Certain Officers and directors of the Company are associates of officers and directors of Naphtha.

      Independent estimates of the reserves held by Jay Petroleum LLC as of December 31, 1999 are approximately 132,927 net barrels of proved developed producing oil reserves; 2,251 net MMCF's of proved developed producing natural gas reserves; 789 net MMCF's of proved developed behind pipe natural gas;; 49,000 net barrels of proved developed behind pipe oil reserves and 882 net MMCF' s of proved undeveloped natural gas reserves

      Jay has a Management Agreement with Jay Management Company LLC ("Management"), a Texas limited liability company, to manage certain of the producing oil and gas interests owned or to be acquired by Jay. With the purchase of Jay in February 1997, the Company acquired an initial 35% membership interest in Management. In March 1998, the Company acquired from Jay Natural Resources, Inc. its 30% membership interests in Management. The transaction was effective on December 31, 1997. In January 1999, the Company acquired NIR's 35% membership interests in Management . Following these acquisitions, the Company holds 100% of the outstanding membership interests in Management.

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

      The Company's participation in the Joint Venture is subject to an 8% carried interest payable to Equital Ltd. after payout of its rights regarding the production sharing contract on the Tilapia Permit. "Payout" in this Joint Venture means all of the investments made by the Company in the Tilapia permit (excluding the Purchase Price paid by the Company to Equital Ltd.). The Company received in July 1997 a fair market valuation of the two permits from Forrest A. Garb & Associates, Inc., petroleum consultants, Dallas, Texas. The valuation in the Tilapia permit made by Forrest A. Garb & Associates, Inc. reflects a significant discount in value based upon technology, economics and political uncertainties for the proposed work program.

      The Joint Venture holds 100% of the rights under the production sharing contract for the Tilapia permit and 50% of the rights with regard to the production sharing contract in the Marine III permit. The other participant in the Joint Venture is Naphtha Israel Petroleum Corp. Ltd. See Security Ownership of Certain Beneficial Owners. Naphtha Congo Ltd., a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd., is the operator of the two permits.

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

      Drilling contractors have been contacted with respect to the drilling within the Talipia permit. The Company's recovery of its investment in the Congo is dependent upon successful drilling and production under the sharing contracts. No assessment of success can currently be made.

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

                  TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                           OIL AND GAS VENTURES (1)(3)
                              (% Interest of 100%)

                                Negev Med Venture

                                 Med Tel Aviv License
                                 Med Ashdod License     Yam Ashdod
                                 Med Hadera License     Carveout       MedYavne
Name of Participant              Med Hasharon License   Venture (2)    License
-------------------              --------------------   -----------    -------

The Company                                0.4813        0.36244        0.4584

Affiliates
Isramco Negev 2,

Isramco Negev 2, Limited
  Partnership                             34.0188       19.13693       32.4111

I.O.C. Limited Partnership                 6.7083        5.05248            --
Naphtha                                    2.3958        1.84107        1.8033

Naphtha Explorations Limited
  Partnership                              2.3958        1.84107        2.2826

JOEL                                           --             --        2.8807

Equital                                        --             --        2.1639

Non-affiliated entities
Delek Drilling Limited
  Partnership                              8.0000        21.7660        4.0000

BG International Ltd.                      50.000         50.000        50.000

Total                                    100.0000       100.0000      100.0000

Area (acres)                              400,000         84,220       100,000

Expiration Date                         6/14/2000      6/14/2000     6/14/2000

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

      (3) All of the Petroleum Assets are subject to a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

                          Offshore Preliminary Permits

Name of Participant                          Marine North        Marine Center
-------------------                          ------------        -------------

The Company                                    1                    11(1)

Isramco Negev 2 Limited Partnership            79                   59

Modein Energy Limited Partnership              20                   ---

Naphtha Explorations Limited Partnership       ---                  15

IOC limited Partnership                        ---                  15

Total                                          100                  100

Acres                                          143,750              48,500

Expiration Date                                12/1/2000            3/21/2001

(1) Modein Energy Limited Partnership has been granted an option through April 30, 2000 to purchase up to 10%. If exercised in full, the Company's share would be 1%.

                    Overriding Royalties held by the Company

      The Company holds the following Overriding Royalties:

                          TABLE OF OVERRDDING ROYALTIES

From The Limited Partnership       On the first 10% of the Limited Partnership's
                                   Share of the following Petroleum Licenses

                                         Before Payout       After Payout
                                         -------------       ------------

Med Tel Aviv License                         1.06%              13.83%
Med Yavne License                            1.06%              13.83%
Med Ashdod License                           1.06%              13.83%
Med Hadera License                           1.06%              13.83%
Med Hasharon License                         1.06%              13.83%
Yam Ashdod Carveout                          1.06%              13.83%
Shederot License                             5.00%              13.00%

From JOEL
                                              On 8% of JOEL's Interest

                                         Before Payout       After Payout
                                         -------------       ------------

Yam Ashdod Carveout                          2.5%                12.5%

From Delek Oil Exploration Ltd.
 (DOEX) (1)(2)                                On 6% of DOEX's Interest

                                         Before Payout       After Payout
                                         -------------       ------------

Yam Ashdod Carveout                          2.5%                12.5%

From Naphtha, Naphtha Exploration LLP, Joel, Equital, IOC Limited Partnership

And Equital     On oil and/or gas produced on existing offshore licenses and new
-----------           licenses issued in respect of expiring Med License
                      --------------------------------------------------

                                                2%

To  IOG          On Certain petroleum rights held by Limited Partnership
-------          -------------------------------------------------------

                                       5%

      The Company has no financial obligation with regard to the Overriding Royalties, however, in the event the Limited Partnership, JOEL, DOEX or Delek, fails to fund its obligation with regard to a Petroleum Asset to which an Overriding Royalty exists, the Company could lose its interest in such Overriding Royalty. See Glossary for definition of "Payout ".

      (1) The Working Interests of Delek and DOEX have been assigned to Delek Drilling Limited Partnership.

      (2) In a prospectus of the Delek Limited Partnership dated January 26, 1994 it is stated that the Interest which the Delek L.P, received from Delek and DOEX is free from any encumbrances except that Isramco, Inc. may argue that the Interests are subject to an overriding royalty. The Company has no information available to it as to why this statement is in the Delek L.P. prospectus.

Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts in Israel

      When the Negev Med Venture was formed in October of 1991, the Petroleum Commissioner granted to the participants the Negev Med Preliminary Permit with priority rights. The Negev Med Preliminary Permit expired on April 28, 1993 and the participants requested and received five new drilling licenses (the Med Licenses). The Med Licenses comprise the Med Tel Aviv License, the Med Yavne License, the Med Hadera License, the Med Ashdod License and the Med Hasharon License. The duration of the licenses relating to the Med Licenses has been extended until June 14, 2000.

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

      Certain of the areas within the offshore licenses granted to the Company in connection with the Med Venture and the Yam Ashdod Carveout Venture are subject to various drilling restrictions imposed by the Israeli Ministry of Defense, which restrictions significantly impede the Company's drilling efforts. During the course of 1998 and 1999, various meeting were held with the Israeli Ministry of Defense and the Petroleum Commissioner in an attempt to find an acceptable solution to the restrictive conditions of the licenses so as to enable the Company to carry out prospective drilling within the license areas. To date, no resolution has been reached.

Sale of Interests to British Gas

      On October 20, 1999, the Company and the other participants (collectively, the "Isramco Group"), entered into an agreement with BG International Limited, a member of the British Gas Group ("BG"), for the acquisition by BG from the Isramco Group of a 50% participation interest in the Med Licenses in Israel and BG's replacement of the Company as operator of the Med Yavne License and any new license issued in respect of the other Med Licenses scheduled to expire in June 2000 (the " BG Transaction"). Following the consummation of the of the Transaction, the Company's participation in the Med Licenses was reduced to approximately .5% (reduced from 1.0043%).

      Under the terms of the BG Transaction, BG replaced the Company as operator of the Med Yavne license as of January 1, 2000. The Company will continue to serve as operator of each of the remaining Med Licenses on the same terms and conditions currently existing among the Company and the other license participants until each such license's expiration. Other than for the Med Yavne License, BG is not required to pay to the Company its share of any administrative overhead in respect of the remaining four Med Licenses until their scheduled expiration.

      Pursuant to the BG Transaction, the Company and BG will coordinate their respective efforts in consolidating and completing work programs in respect of the areas included within the Med Licenses (other than for Med Yavne) for the purpose of jointly applying for new oil licenses in replacement of the expiring Med Licenses. In conjunction with its license participants and BG, the Company and BG intend to file, upon the expiration of the Med Licenses, an application for new licenses in replacement of the expiring licenses, except that with respect to the Med Yavne licenses (where the Or 1 find was discovered), the operator intends to file an application for an extension of the existing license or, alternatively, an application for a 30 year lease covering the intended area of production.

      In consideration of the Company's performance of its obligations under the BG Transaction, BG paid to the Company approximately $3.8 million Additionally, upon the issuance of each of the three first new licenses, if any, which may be obtained in lieu of the expiring Med Licenses, the Company is entitled to a payment of approximately $1.7 million (or a total of approximately $5 million if all licenses are obtained).

      With respect to the Med Yavne license, the Joint Operating Agreement has been revised to provide, among other things, that BG will be appointed operator and that the Company will furnish to BG consulting services of an administrative and technical nature. In consideration therefor, the Company is entitled to a monthly fee equal to $10,000. The Company is entitled to receive from each member of the Isramco Group overriding royalties equal to 2% of each such member's rights to any oil and/or gas which is produced within the existing offshore licenses or within any new licenses or within other oil and gas rights which may be obtained in lieu of these offshore licenses.

Exploration Efforts in Israel

      On April 26, 1999, the Company, as operator of the offshore licenses in Israel, presented to its participants in the licenses the following proposals for its oil exploration work plans in the license areas:

      (i) Offshore drilling of the Yam West 2 well in the Med Yavne license area to a depth of 3,500 meters (approximately 11,483 feet) and a water depth of 750 meters (approximately 2,461 feet). The amount budgeted for the drilling was approximately $21 million, of which the Company's share was 1.0043% or approximately $211,000.

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

      Following the SOLE RISK notice furnished to the Med Yavne participants who did not approve the budget (AFE) for the Yam West 2 drilling, a carveout was created in the Med Yavne license area--the "Yam West 2 Carveout". The participants in the Yam West 2 (which was drilled within the carveout) well are: Isramco Inc. (1.0043%), Delek Drilling Limited Partnership (8.0%) Naphtha Exploration Limited Partnership (5.0%) and Isramco Negev 2 Limited Partnership (85.9957%). In August, 1999, drilling on the Yam West 2 well commenced. In October 1999, the drilling of the Yam West 2 well reached a depth of 3,210 meters (approximately 10,500 feet). Upon the completion of the analysis of the logs conducted of the well, the participants decided to plug and abandon the Yam West 2 well. The total expenditures for the Yam West 2 well were approximately $10 million, of which the Company's share was 1.0043% or $102,000.

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

      Upon the plugging of the Yam West 2 well, on October 6, 1999, the "Or 1" well (within the Med Yavne license area) was spudded to a depth of 2,000 meters (approximately 6,540 feet). The production tests, which were completed by November 2, 1999, reflected an initial gas production flow rate of 21 million cubic feet a day. Additional subsequent tests revealed that the well is capable of producing gas at a higher rate. In January 2000, a preliminary estimate for the gas "in place" at Or 1 placed the figure at 107 billion cubic feet. Following completion of a 3D seismic survey, it will be possible to more accurately asses the amount of gas "in place' at Or 1. The total expenditures, including the production tests, for the Or 1 well was approximately $5 million, of which the Company's share was approximately $23,000

      Following the drilling of Or 1, the decision was taken to move the drilling rig to the "Or South 1"drilling site, approximately 4.5 kilometers (approximately 2.8 miles) south of Or 1. Drilling on Or South 1 commenced in November 1999 to a depth of 2,000 meters (approximately 6,540 feet). Based on results of log analysis at the site, a decision was taken to abandon the well. The total expenditures for the Or South well was approximately $9 million, of which the Company's share was approximately $41,000.

Award of Offshore Preliminary Permits

Marine North

      In June 1999, the Company was awarded a preliminary permit referred to as the "Marine North/ 164" covering an area of 575 square kilometers off shore Israel northeast of the Med Hadera, Med Tel Aviv and Med HaSharon licenses. The duration of the permit is eighteen months. Isramco Negev 2 Limited Partnership holds a 79% interest in the permit, Modien Energy Limited Partnership, an Israeli entity ("Modien"), holds a 20% participation interest and the Company holds the remaining 1% interest. The permit includes a preferential right to obtain a license. The Company serves as operator of the permit. A budget (AFE) of $224,000 was approved.

      As of March 27, 2000, the collection of all of the data and an analysis of the seismic lines of the area was undertaken, with an emphasis being placed on the shallower parts of the area.

Additionally, a 2D seismic survey was completed. The seismic data was analyzed and a geophysical analysis of the data is being undertaken with a view to identify possible drilling prospects. If the foregoing do not identify a drilling prospect, then the Company plans to undertake a 3D survey of the area.

Marine Center

      On September 21, 1999, the Company was awarded an additional preliminary permit, "Marine Center" covering an area of 194 square kilometers and located between the Med Hedera and Med Tel Aviv license areas. The duration of The permit is for eighteen months. Isramco Negev 2 Limited Partnership holds a 59% interest in the permit, Naphtha Exploration Limited Partnership holds a 15% interest, IOC Limited Partnership 15% and the Company holds the remaining 11% participation interest. The Company has granted to Modien an option, exercisbale through April 30, 2000, to purchase up to 10%, which option, if exercised in full by Modien, would reduce the Company share to 1%. The permit includes a preferential right to obtain a license. The Company serves as operator of the permit. A budget (AFE) of $205,000 was approved.

      As of March 27, 2000, the collection and analysis of the geophysical data has been completed. A 2D seismic survey was undertaken. The seismic data was analyzed and a geophysical analysis of the data is being undertaken with a view to identify possible drilling prospects. If the foregoing do not identify a drilling prospect, then the Company plans to undertake a 3D survey of the area.

Summary of Exploration Efforts in the Congo

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

      The two permits are included in oil and gas properties in the balance sheet at $2,700,000. Management believes that the permits are not impaired at December 31, 1999

      The oil and gas properties in the Congo consist of the Marine III and the Talipia concessions. On October 6, 1999, the management committee held a meeting in Port Noir in the Congo. The management committee approved the Marine III budget in the amount of $445,000 and the Tilapia budget in the amount of $3,600,000, in each case for the period commencing

September 1999 through December 2000. The Company's share is $222,500 in respect of the Marine III concession and $1,800,000 in respect of the Talipia concession.

      Contacts with potential drilling contractors have been established. The Company's recovery of its investment in the Congo is dependent upon successful drilling and production under the sharing contracts. No assessment of success can be made.

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

                                    EMPLOYEES

      During calendar year ending December 31, 1999, the Company had five (5) employees at its Branch Office in Israel and three (3) employees in its offices in Houston, Texas.

Item 2. OFFICES

Israel

      The Company leases office space from Naphtha at 8 Granit St., Petach Tikva. In 1999 the Company paid Naphtha $77,000 for rental space, office services, secretarial services and computer services. The Company believes that the payment for the above services are reasonable compared to other similar locations.

United States

      The Company maintains its executive offices in Houston, Texas. The Company has a lease for office premises (approximately 2,146 square feet) at 1770 St. James Place, Suite 607, Houston, Texas 77056 expiring September 2000 with a monthly rental of $2,718.

Item 3. Legal Proceedings

      The Company is not subject to any pending litigation the outcome of which can have a material adverse effect on the Company business or affairs.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on June 25, 1999 and the shareholders voted as to the following: (a) election of Haim Tsuff, Noa Lendner, Adv., Tina Maimon Arckens, Professor Avihu Ginzburg and Professor Linda Canina as directors to serve for a term of one (i) year or until his/her successor is duly elected; (b) approval of an amendment to the Company's Certificate of Incorporation to reduce the number of shares that the Company is authorized to issue from time to time from 75,000,000 to 7,500,000 (c) the approval of the firm of KPMG LLP as

Company auditors for the year ended December 31, 1999. All matters were approved at the meeting.

      In September of 1999, Noa Lendner resigned her position as director of the Company. In October of 1999, Jackob Maimon was designated to serve on the Company's Board of Directors and was elected President of the Company. Mr. Maimon is the Chairman of the Board of Directors of Naphtha Israel Petroleum Corporation Ltd. ("Naphtha"), an Israeli entity, which held, on December 31, 1999, indirectly through Naphtha Holdings Ltd., another Israeli entity, over 50% of the issued and outstanding stock of the Company.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The number of record holders of the Company's Common Stock on March 30, 2000 was approximately 885 not including an undetermined number of persons who hold their stock in street name.

      The high and low bid prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below. These over-the-market quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                    Common Stock        Class A Warrants**    Class B Warrants**
Quarter Ended       High       Low        High       Low        High        Low
--------------------------------------------------------------------------------
1999
March 31           2 1/8     1 21/32
June 30            2 11/16   2 1/8
September 30       3 1/2     2 5/8
December 31        7 3/8     3 5/32

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

Item 6. Selected Consolidated Financial Data

      The data presented below with respect to the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Report and Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  (in thousands)
                                                1999       1998       1997       1996      1995
Operator's fees                                $ 1,744    $   720    $   461    $   468   $ 1,115
Oil and Gas Revenue                            $ 1,107    $ 1,410    $ 2,001    $   335   $   644
Interest income                                $ 1,011    $   557    $ 1,085    $ 1,175   $ 1,126
Office services and other                      $   881    $   613    $   483    $   463   $   428
Equity in net income (loss) of investess       $  (107)   $    16    $    39         --        --
Reinbursement of exploration cost                   --        255         --         --        --
Gain from sale of oil and gas properties
and equipment                                       17        931         --         --        --
Gain (Loss) on marketable securities           $ 1,264    $  (973)   $  (272)   $   706   $  (367)
Other                                          $    13         --         --         --        --
Gain on sale of investment in affiliate        $   100         --         --         --        --
Impairment of oil & gas properties                  --    $   571    $    12         --        --
Exploration costs                              $   154    $    81    $    11    $    34   $   173
Lease operating expenses and severance taxes   $   469    $   883    $   972         --        --
Depreciation, depletion and amortization       $   609    $   815    $   684         --        --
Operator expense                               $   514    $   487    $   507    $   657   $   619
General and administrative expenses            $ 1,061    $ 1,196    $ 1,289    $ 1,254   $   720
Income Taxes                                       221         38         --         --        --
Interest Expense                               $   157    $   326    $   341         --        --
Net Income (loss)                              $ 2,845    $  (851)   $   (14)   $   828   $   635
Net Income (loss) per share                    $  1.08    $ (0.32)   $ (0.01)   $  0.31   $  0.24
Weighted average number of shares                2,640      2,640      2,640      2,649     2,669

                                                  December 31,
                                 -----------------------------------------------
                                  1999      1998      1997      1996      1995
Balance Sheet Data

Total assets                     $30,764   $24,486   $26,783   $23,263   $22,620
Total liabilities                $ 4,467   $ 2,422   $ 3,868   $   335       358
Shareholders' equity             $26,297   $22,064   $22,915   $22,928   $22,262

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Such forward-looking statements involve known and unknown factors that could cause actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements.

Liquidity and Capital Resources

      Working capital (current assets minus current liabilities) was $15,142,000 and $17,543,000 at December 31, 1999 and 1998, respectively.

      Net cash flow provided by operating activities was $3,490,000 and $1,082,000 in 1999 and 1998, respectively.

      Net cash flow used in investing activities in 1999 was $2,042,000 compared to $4,864,000 in 1998 provided by investing activities. The cash used in 1999 was primarily attributable to purchases of marketable securities and investments in affiliates, offset by sales of such investments. The cash provided by investing activities in 1998 was attributable to sales of gas and oil interests and gains on marketable securities. The Company sold approximately 2% of the issued shares of J.O.E.L. - Jerusalem Oil Exploration Ltd. ("JOEL") to I.O.C. - Israel Oil Company, a wholly-owned subsidiary of Naphtha, for $842,000. As of December 31, 1999, the Company owned approximately 3.5% of the issued shares of JOEL, the controlling shareholder of Naphtha Israel Exploration Ltd. ("Naphtha"). Naphtha, through a wholly owned subsidiary, held, on December 31, 1999, approximately 50.2% of the Company's outstanding common stock. Shares of JOEL and Naphtha are traded on the Tel Aviv Stock Market.

      Capital expenditures were $177,000 and $212,000 in 1999 and 1998, respectively.

      As of December 31, 1999, Jay had outstanding indebtedness of $1,404,000 under a bank loan facility of $10 million from Comerica Bank-Texas (the "Comerica Loan"). The Comerica Loan bears interest at prime plus 1% with monthly payments of $31,208 plus interest and matures in April 5, 2000. The Company is currently negotiating with the lender terms for re-scheduling the maturity date; though, no assurance can be given of any success in extending the due date. The Comerica Loan is secured by oil and gas properties and cannot exceed the "Borrowing Base" (as defined in the loan documents), which is subject to annual re-determination by Comerica. The Company is not a borrower or guarantor under the Comerica Loan Facility. The Comerica Loan documentation contains restrictions on Jay's ability to freely declare or pay a dividend or make any distribution in cash or otherwise. Future principal payments on the bank loan facility as of December 31, 1999 are $1,404,395, payable in 2000.

      In connection with the transfer to BG of the Company's participation interests in the Med Licenses, the Company received $12,500. In consideration of the Company's performance of its obligations under the agreement with BG, the Company received in October 1999 $1,925,000 and in January 2000 an additional $1,925,000.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital and the Comerica Loan facility.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

      The Company reported net income of $2,845,000 ($1.08 per share) in 1999 compared to a net loss of $851,000 ($0.32 per share) in 1998. The net income in 1999 compared to the loss in 1998 is primarily attributable to increased operator fees resulting from the offshore drilling with the Med Yavne license, gains attributable to marketable securities and decreases in operating expenses.

      Set forth below is a break-down of these results.

United States

Oil and Gas Revenues   (in thousands)

                                         1999        1998
                                         ----        ----

Oil Volume Sold (Barrels)                  23          31

Gas Volume Sold (MMCF)                    410         523

Oil Sales ($)                             310         395

Gas Sales ($)                             797       1,015

Average Unit Price

Oil ($/Bbl) *                           13.48       12.74
Gas ($/MMCF) **                          1.90        1.94

*     Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**    MMCF - 1,000 Cubic Feet

Israel

The Med Licenses

      During 1999, approximately $173,000 were expended by the Company in respect of the Med Licenses compared to $3,500 in 1998. The increased amount is primarily for the purposes of the offshore drilling on the Yam West 2, Or 1 and Or 1 South wells.

Operator's Fees

      In 1999 the Company earned $1,744,000 in operator fees, compared to $720,000 in 1998. The increase in the operator fees is due primarily to the offshore drilling activities in Yam West 2, Or 1 and Or South 1.

Oil and Gas Revenues

      In 1999 and 1998 the Company had oil and gas revenues of $1,107,000 and $1,410,000, respectively. The decrease is due mainly to the sale in of producing wells during 1998.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $469,000 and $883,000 for 1999 and 1998, respectively. The decrease in lease operating expenses and severance taxes is due to the sale of gas and oil wells with relatively high operating costs.

Interest Income

      Interest income during the year ended December 31, 1999 was $1,011,000 compared to $557,000 for the year ended December 31, 1998. The increase is attributable mainly to Interest earned on marketable securities.

Gain on Marketable Securities

      In 1999, the Company recognized net realized and unrealized gains on marketable securities of $1,264,000 compared to net realized and unrealized losses of $973,000 in 1998.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Impairment of Oil and Gas Properties

      The Company recorded provisions for impairment of oil and gas properties in 1999 and 1998 of $0 and $571,000 respectively, as the result of capitalized costs being in excess of future net revenues.

Operator Costs

      There was no material change in operator costs in 1999 compared to 1998.

General and Administrative Expenses

      There was no material change in general and administrative expenses for the year ended December 31, 1999 compared to the year ended December 31, 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

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

Israel

The Med Licenses Venture

      During 1998 the Med Licenses expended $345,000, primarily for the purposes of acquiring, processing and interpreting the results of seismic surveys. The Company's share or the expense was $3,500.

Yam Ashdod Carveout Venture (within the Med Ashdod License)

      During the year of 1998 the Yam Ashdod Carveout Venture expended $174,000. The Company's share was $1,700.

Shederot License

      In 1998 the participants of the venture drilled the Gevim well to a depth of 15,157 feet. The well was declared a dry hole during 1998. The total cost of the well was $6.6 million, of which the Company' share was approximately $66,000.

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

General and Administrative Expense

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

Year 2000 Issue

      The Year 2000 Issue ("Y2K") is a general term used to describe the various problems that may arise as a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Y2K software compliance issues affect the Company and most companies in the world.

      To address this issue, the Company conducted a review of its operations to identify those systems that could have been affected by the Y2K issues. The review covered information systems, mainframe and personal computers, and the Company's delivery systems. The Company's information systems include administrative and financial applications, such as order processing and collection. In addition, the Company also considered various alternatives and developed contingency plans, including alternative source of supply, customer communication, plant, and business response plans, and performance of certain functions manually that had been performed manually before the applicable computer system was in use.

      The Company did not encounter any critical financial and administrative system failures during the date rollover to the Year 2000, and has not experienced any disruptions of business activities as a result of Year 2000 failures encountered by third parties (customers, suppliers, and service providers). To date, the Company has not incurred, and does not expect to incur any material expenditures in connection with identifying, assessing, or remediating Y2K compliance issues.

Item 7A.

      The Company is exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below

      Commodity Price Risk- The Company produces and sells natural gas and crude oil. As a result, the Company's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces.

      Interest Rate Risk- The Company's exposure to changes in rates primarily results from its short-term and long-term debt with floating interest rates. See Note L to Consolidated Financial Statements of Isramco, Inc. and Subsidiaries and incorporated herein by reference for information relating to the existing credit facility. Based upon the current credit facility, a 10% change in the interest rate would result in a minimal increase in interest expense.

Item 8. Financial Statements and Supplementary Data

      The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      As of March 30, 2000, the executive officers and directors of the Company are as follows:

Name                    Age                           Position

Haim Tsuff              42     Chairman of the Board and Chief Executive Officer
                               of the Company

Jackob Maimon           44     President of the Company, Director

Daniel Avner            37     Vice- President of the Company

Yossi Levy              48     Branch Manger of the Company's Branch Office in
                               Israel

Pinchas Pinchas         45     Chief Controller of the Company Branch Office in
                               Israel

Tina Maimon Arckens     45     Director and Secretary

Prof. Linda Canina      45     Director

Prof. Avihu Ginzburg    73     Director

      All officers serve until the next annual meeting of directors and until their successors are elected and qualified.

      Haim Tsuff has been a director of the Company since January 1996 and the Chairman of the Board of Directors and Chief Executive Officer since May 1996. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. and Chairman of YHK General Manager Ltd. (which entity effectively controls Equital Ltd., JOEL Ltd., Naphtha, Naphtha Holdings Ltd., public companies in Israel) and may be deemed to control the Company. During the past five years, Mr. Tsuff has served as General Manager of Painton Chemical Industries Ltd., a private company, which produces printed material. Mr. Tsuff is also the Managing Director of Y. Habaron Ltd. (real estate), Painton Chemical Factors Ltd. (printed material), Madad Ltd. (printed material), Benfica Holdings Ltd. (construction) and Benfica Ltd. (construction), all of which are private companies. See Security Ownership of Certain Beneficial Owners.

      Jackob Maimon has been President of the Company since November of 1999. Mr. Maimon is the Chairman of the Board of Directors of Naphtha Israel Petroleum Corporation Ltd. ("Naphtha") an Israeli entity, which holds indirectly through Naphtha Holdings, Ltd. Another Israeli entity, over 50% of the issued and outstanding stock of the Company. Mr. Maimon has held the position at Naphtha since August 1996. Mr. Maimon is the brother of Tina Maimon Arckens, a director of the Company.

      Daniel Avner has been President of the Company from July 1997 through October 1999, whereupon he resigned. Upon his resignation from the position of president, Mr. Avner was elected in October 1999 as Vice President. On July 9, 1998, Mr. Avner resigned as director and as Secretary of the Company, positions which he has held since May 1996. Since 1992, Mr. Avner has been the General Manager of E.D.R. GMBH Co., a company that engages in investment, development and management of residential property in Germany. From 1991 to 1992 Mr. Avner was a Financial Analyst with Proctor & Gamble Company in Germany. Mr. Avner holds a BA Degree in Accounting and Economics from the University of Tel Aviv and a Masters of Business Administration from Duke University.

      Yossi Levy has been Branch Manager of the Company's Branch Office in Israel since August 1996. Since 1988 Mr. Levy has held the position of General Manager of Naphtha - Israel Petroleum Corp. Ltd. (Naphtha), a public company in the oil and gas business in Israel. Since 1995

Mr. Levy has been General Manager of N.I.R. (Naphtha International Resources) Ltd. Naphtha through its subsidiary (Naphtha Holdings Ltd.) may be deemed to be a controlling shareholder of the Company.

      Pinchas Pinchas has been the Chief Controller of the Company's Israel Branch since December 31, 1997. Mr. Pinchas serves as the Controller of Naphtha (which holds 100% of Naphtha Holdings Ltd., which company holds 50.2% of the outstanding common stock of the Company and also as controller of J.O.E.L. (which holds approximately 87% of Naphtha). The Company participates in Mr. Pinchas salary' which is payable by J.O.E.L. in an aggregate monthly amount of $4,000.

      Tina Maimon Arckens has been a director of the Company since March 1997 and Secretary of the Company since July 14, 1998. Mrs. Arckens is a director of YHK General Manager Ltd. Mrs. Arckens is the sister of Jackob Maimon, the Chairman of the Board of Directors of Naphtha Israel Petroleum Corp. Ltd. Mrs. Maimon Arckens is a housewife.

      Linda Canina has been a director of the Company since December 1997. From 1993 to the present Dr. Canina has held the position of Professor of Finance at Cornell University, Ithaca, New York. From August 1996 through July 1998 Dr. Canina also held the position of Visiting Assistant Professor of Finance at the Recanati School of Business in Tel Aviv, Israel. From July 1992 - January 1993 Dr. Canina was a Research Fellow, Johnson Graduate School of Management, Cornell University.

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

      Except as noted above, there are no family relationships between any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

SECTION 16 FILINGS

      No person who, during the fiscal year ended December 31, 1999, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock, or a 'Reporting Person', failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

      The following table sets forth the compensation paid for 1999 and for the previous two years to the Chief Executive Officer and the five (5) other highly paid officers and/or key employees of the Company.

                           Summary Compensation Table

                          Annual Compensation                               Long-Term Compensation
                                                             Other         Securities       All
    Name and                       Salary/                   Annual        Underlying       Other
Principal Position        Year  Consulting Fee  Bonus   Compensation(6)      Option     Compensation
------------------        ----  --------------  -----   ---------------      ------     ------------
Haim Tsuff                1999     240,000      60,000          --             --            --
Chairman of the Board     1998     240,000          --          --             --            --
and Chief Executive       1997     216,000          --          --             --            --
Officer (1)

Jackob Maimon             1999      40,000          --          --             --            --
President(2)              1998          --          --          --             --            --
                          1997          --          --          --             --            --

Daniel Avner              1999     172,500      45,000          --             --            --
Vice President (3) 1998             90,000          --          --             --            --
                          1997      37,900          --          --             --            --

Yossi Levy                1999     109,000      23,700          --             --            --
Branch Manager (4) 1998             88,000          --          --             --            --
                          1997      92,230          --          --             --            --

Pinchas Pinchas           1999      48,000          --          --             --            --
Controller Branch         1998      48,000
Office(5)                 1997          --          --          --             --            --

Joshua Folkman            1999     101,000       9,400          --             --            --
Exploration Manager       1998      95,600          --          --             --            --
Branch Office             1997     101,128

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

(2) Mr. Maimon was elected to the position of President in November of 1999. In November of 1999, the Company entered into a Consulting Agreement with a company of which Jackob Maimon is a director. Pursuant to this Consulting Agreement, the Company pays to consultant the sum of $240,000 per annum in installments of $20,000 per month in addition to reimbursing all reasonable business expenses incurred in connection with the services rendered on behalf of the Company.

(3) In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the President of the Company. Pursuant to this Agreement, the Company has agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the agreement was amended to increase the amount payable per month to $15,000. Pursuant to the amendment in February 1999, expenses are no longer reimbursable. The Company has also agreed to provide a company car and company furnished apartment to Consultant, if available. The agreement is in force through July 2,000. Mr. Avner resigned from his position as President of the Company in October 1999, whereupon he was elected as a Vice-President.

(4) In November of 1996 the Company entered into an Employment Agreement with Yossi Levy, the Managing Director of Naphtha Israel Petroleum Company Ltd. to employ Mr. Levy as the General Manager of the Israel Branch of the Company.

(5) Mr. Pinchas is employed as Controller of Naphtha and J.O.E.L., affiliates of the Company. As of January 1, 1998, the Company participates in the payment by J.O.E.L. of Mr. Pinchas' salary in an aggregate monthly amount of $4,000.

(6) Does not include personal benefits, which do not exceed 10% of the cash compensation of all officers as a group.

      The following table sets forth information concerning the exercise of stock options during 1997 by each of the named executive officer and key employee and the year end value of unexercised options.

         Aggregated Option Exercises in 1999 and Year End Option Values

                                             Number of Securities      Value of Unexercised
                    Shares                        Underlying               In the Money
                   Acquired       Value          Unexercised             Options at Year
      Name        on Exercise   Realized ($)      Options (#)               End ($) (2)
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

There were no grants of any options in 1999.

      All stock options were granted with an exercise price equal to the market price of the common stock on the date of grant.

      The Company during 1999 did not amend or adjust the exercise price of outstanding stock options previously awarded to any of the named executive officers or directors or employees. The only incentive plan, which the Company has, is its 1993 Stock Option Plan (the "Stock Option Plan").

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

Item 12. Security Ownership of Directors, Officers and Key Employees

      The following table sets forth certain information, as of March 30, 1999, concerning the ownership of the Common Stock (comprising of the shares of common stock if the Company's Class A and Class B Warrants were exercised) by (a) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock (b) each of the Company's directors (c) all current directors, officers and significant employees of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.

                                                       Number of       Percent
                                                       Shares Owned    of
Name                    Position                       Beneficially    Class
----                    --------                       ------------    -----

Haim Tsuff              Chairman of the
                        Board, Chief Executive
                        Officer and Director           1,395,217(1)    50.19%

Jackob Maimon           President and Director            69,995(2)     2.52%

Daniel Avner            Vice-President                         0

Yossi Levy              Manager of the Company's
                        Israel Branch                          0


Pinchas Pinchas         Controller of the Company's
                        Israel Branch                          0

Tina Maimon Arckens     Director and Secretary                 0

Prof. Avihu Ginzburg    Director                               0

Prof. Linda Canina      Director                               0

All directors and
Officers as a group                                    1,465,212       52.71%

Notes

(1) Haim Tsuff owns 100% of United Kingsway Ltd., which through YHK General Manager Ltd. controls various entities, which may be deemed to control the Company. In March 2,000, Mr. Tsuff was granted five year options to purchase up to 69,995 shares of the Company's stock at an exercise price per share of $4.28. For more information see Security Ownership of Certain Beneficial Owners.

(2) In March 2,000, Mr. Maimon was granted five year options to purchase up to 69,995 shares of the Company's stock at an exercise price per share of $4.28.

                 Security Ownership of Certain Beneficial Owners

      Set forth below is certain information with respect to ownership of the Company's securities as of March 30, 2000 by persons or entities who are known by the Company to own beneficially more than 5% of the outstanding shares of the common stock, as determined in accordance with Rule 13d-3 under the Act.

          Name of                     No. of
     Beneficial Owner              Common Shares        Percentage
     ----------------              -------------        ----------

Naphtha Holdings Ltd. *              1,325,222             47.67%

Haim Tsuff *                            69,995              2.52%

United Kingsway Ltd. *

YHK Investment Limited Partnership *

Notes

* Haim Tsuff owns and controls 100% of United Kingsway Ltd. (Kingsway) which holds a 74% interest in YHK Investment Limited Partnership (YHK). Avraham Livnat Ltd. through its subsidiary Carmen Management and Assets (1997) Ltd. owns 26% of YHK. The General Partner of YHK is YHK General Manager Ltd. and Haim Tsuff, Joseph Tsuff (the father of Haim Tsuff) and Tina Maimon-Arckens (the sister of the Chairman of the Board of Naphtha are the directors of YHK General Manager Ltd. YHK owns of record 42.4% of Equital Ltd. (formerly known as Pass-port Ltd.), Equital Ltd. owns 42.4% of J.O.E.L. - Jerusalem Oil Exploration Ltd. (JOEL), JOEL owns 86.6% of Naphtha, which holds 100% of Naphtha Holdings Ltd. JOEL also owns 8.2% of the shares of Equital Ltd.. Naphtha Holdings Ltd. owns of record approximately 47.67% of the issued and outstanding common stock of the Company.

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

Item 13. Certain Relationships and Related Transactions

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

      In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the Vice-President of the Company. Pursuant to this Agreement which has a term of one (1) year through July 31, 1998, the Company has agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Company has also agreed to make provide a company car and company furnished apartment to Consultant, if available. The Consulting Agreement is in effect through July 2000.

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

      In November of 1999 the Company entered into a Consulting Agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President of the Company, is a director. Pursuant to this Consulting Agreement which is in effect through May 31, 2001, the Company agreed to pay the sum of $240,000 per annum in installments of $20,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. The Consulting Agreement as amended, provides that the term shall be automatically extended for an additional term of three
(3) years, unless the Company has given notice at least ninety (90) days prior to the scheduled expiration, that it does not intend that the term be renewed.

      In March 2000, each of Messrs. Tsuff and Maimon were granted five year options to purchase up to 69,995 shares of the Company's common stock at an exercise price per share of $4.28.

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

10.43 Underwriting Agreement dated March 11, 1992 between Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Pat Oil Exploration Limited, JOEL - Jerusalem Oil Exploration Ltd., Isramco Management (1988) Limited, East Mediterranean Oil and Gas

      Limited and the Company (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

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

10.52 Option Agreement between Isramco Resources Inc. and J.O.E.L. - Jerusalem Oil Exploration Ltd., Oil Exploration of Pat Ltd., Isramco - Negev 2 Limited Partnership and the Company filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

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

10.65 Consulting Agreement between the Company and Yuval Ran dated the Ist day of August, 1996, filed as an Exhibit to Form 8-K for the month of August, 1996 and incorporated herein by reference.

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

10.69 Settlement Agreement and Release dated March _, 1998 between Reuven Hello, Jay Resources Corporation, Jay Natural Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Claimants and the Company, NIR Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Respondents, filed as an Exhibit to Form 8-K for the month of March, 1998 and incorporated herein by reference.

10.70 Inventory Services Management Agreement dated December 1, 1997 between the Company and Equital Ltd. filed as an Exhibit to Form 10KSB for the year ended December 31, 1997.

10.71 Consulting Agreement dated August 20, 1997 between the Company and JFC Enterprises, LLC filed as an Exhibit to Form 10KSB for the year ended December 31, 1997.

10.72 Farmout Agreement dated October 29, 1999 between the Company and Isramco Negev 2 - Limited Partnership, J.O.E.L. - Jerusalem Oil Exploration Ltd., Equital Ltd., Naphtha Exploration Limited Partnership, Naphtha Israel Petroleum Corp. Ltd., INOC - Dead Sea - Limited Partnership and BG International Limited, filed herewith.

10.73 Consulting Agreement dated as of November 1, 1999 between the Company and Worldtech Inc., filed herewith.

      (b) Reports on Form 8-K

            (i)   Report on Form 8-K filed on November 2, 1999.

            (ii)  Report on Form 8-K filed on November 1, 1999.

            (iii) Report on Form 8-K filed on October 20, 1999.

            (iv)  Report on Form 8-K filed on October 8, 1999.

      (c) Financial Statements

            Report of Independent Accountants

            Consolidated Balance Sheets at December 31, 1999 and 1998

            Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statement of changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

Date: April 14, 2000

      In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature                         Capacity                        Date


/s/ Jackob Maimon                 Director, President             April 14, 2000


/s/ Tina Maimon Arckens           Director and Secretary          April 14, 2000


/s/ Prof. Avihu Ginzburg          Director                        April 14, 2000


/s/ Prof. Linda Canina            Director                        April 14, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Isramco Inc.:

We have audited the consolidated balance sheets of Isramco Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                        KPMG LLP

Houston, Texas
March 30, 2000

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Isramco Inc.

We have audited the consolidated statement of operations, changes in shareholders' equity and cash flows of Isramco, Inc. and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Isramco Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP

Houston, Texas
March 24, 1998

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                        December 31
                                                                   --------------------
                                                                     1999        1998
                                                                   --------    --------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................   $ 15,314    $ 14,240
  Marketable securities, at market .............................      2,692       3,846
  Accounts receivable ..........................................        381         268
  Prepaid expenses and other current assets ....................      1,222         207
                                                                   --------    --------
        Total current assets ...................................     19,609      18,561

PROPERTY AND EQUIPMENT, (successful efforts method for oil and gas properties), net of accumulated depreciation, depletion, amortization and provision for impairment of $2,031 and $1,863
  at December 31, 1999 and 1998, respectively ..................      4,965       5,450
OTHER ASSETS:
  Marketable securities, at market .............................      3,113          --
  Investment in affiliates .....................................      2,925         285
  Covenants not to compete, less accumulated amortization of
      $410 and $348 at December 31, 1999 and 1998, respectively          60         122
  Deferred tax asset ...........................................         85          --
  Other ........................................................          7          68
                                                                   --------    --------
        Total assets ...........................................   $ 30,764    $ 24,486
                                                                   ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILIITIES:
  Current maturities of long-term debt .........................   $  1,404    $    374
  Accounts payable and accrued expenses ........................      1,362         644
  Advance payments received ....................................      1,701          --
                                                                   --------    --------
        Total current liabilities ..............................      4,467       1,018

LONG-TERM DEBT, NET OF CURRENT MATURITIES ......................         --       1,404
                                                                   --------    --------
        Total liabilities ......................................      4,467       2,422
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 75,000,000 shares authorized,
      2,669,120 shares issued and outstanding at December 31,
      1999 and 1998 ............................................         27          27
  Additional paid-in capital ...................................     26,168      26,168
  Accumulated deficit ..........................................     (1,122)     (3,967)
  Accumulated other comprehensive income - unrealized gain on
      marketable securities, net of taxes ......................      1,388          --
  Treasury stock, 29,267 shares at December 31, 1999 and 1998 ..       (164)       (164)
                                                                   --------    --------
        Total shareholders' equity .............................     26,297      22,064
                                                                   --------    --------
        Total liabilities and shareholders' equity .............   $ 30,764    $ 24,486
                                                                   ========    ========

See accompanying notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)

                                                                   Year Ended December 31,
                                                           ----------------------------------------
                                                               1999          1998           1997
                                                           -----------   -----------    -----------
REVENUES:
  Operator fees from related party .....................   $     1,744   $       720    $       461
  Oil and gas sales ....................................         1,107         1,410          2,001
  Interest income ......................................         1,011           557          1,085
  Office services to related party .....................           881           613            483
  Equity in net income of investees ....................            --            16             39
  Reimbursement of exploration costs ...................            --           255             --
  Gain from sale of oil and gas properties and equipment            17           931             --
  Gain on marketable securities ........................         1,264            --             --
  Gain on sale of investments in affiliates ............           100            --             --
  Other ................................................            13            --             --
                                                           -----------   -----------    -----------
        Total revenues .................................         6,137         4,502          4,069

COSTS AND EXPENSES:
  Impairment of oil and gas properties .................            --           571             12
  Interest expense .....................................           157           326            341
  Depreciation, depletion and amortization .............           609           815            684
  Lease operating expense and severance taxes ..........           469           883            972
  Exploration costs ....................................           154            81             11
  Operator expense .....................................           514           487            507
  General and administrative ...........................         1,061         1,196          1,289
  Equity in net loss of investees ......................           107
  Loss on marketable securities ........................            --           973            272
                                                           -----------   -----------    -----------
        Total costs and expenses .......................         3,071         5,332          4,088
                                                           -----------   -----------    -----------

Income (loss) before income taxes and minority interest          3,066          (830)           (19)
Income taxes ...........................................           221            38             --
Minority interest ......................................            --            17              5
                                                           -----------   -----------    -----------
Net income (loss) ......................................   $     2,845   $      (851)   $       (14)
                                                           ===========   ===========    ===========

Income (loss) per share -- basic and diluted ...........   $      1.08   $     (0.32)   $     (0.01)
                                                           ===========   ===========    ===========

Weighted average number of shares outstanding ..........     2,639,853     2,639,853      2,639,853
                                                           ===========   ===========    ===========

        See accompanying notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                 SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                   (in thousands except for share information)

                                                                                   Accumulated
                                      Common Stock        Additional                  Other                     Total
                                  ---------------------    Paid-In   Accumulated  Comprehensive   Treasury   Shareholders'
                                   Shares       Amount     Capital     Deficit        Income        Stock       Equity
                                  ---------   ---------   ---------   ---------    ------------   ---------  ------------
Balances at December 31, 1996 .   2,669,120   $      27   $  26,168   $  (3,102)     $   --       $    (164)   $  22,929

Comprehensive loss:
  Net loss ....................          --          --          --         (14)         --              --          (14)
                                                                                                               ---------
Total comprehensive loss ......                                                                                      (14)
                                  ---------   ---------   ---------   ---------      ------       ---------    ---------

Balances at December 31, 1997 .   2,669,120          27      26,168      (3,116)         --            (164)      22,915

Comprehensive loss:
  Net loss ....................          --          --          --        (851)         --              --         (851)
                                                                                                               ---------
Total comprehensive loss ......                                                                                     (851)
                                  ---------   ---------   ---------   ---------      ------       ---------    ---------

Balances at December 31, 1998 .   2,669,120          27      26,168      (3,967)         --            (164)      22,064

Comprehensive income:
  Net income ..................          --          --          --       2,845          --              --        2,845
  Unrealized gain on marketable
     securities, net of taxes .          --          --          --          --       1,388              --        1,388
                                                                                                               ---------
Total comprehensive income ....                                                                                    4,233
                                  ---------   ---------   ---------   ---------      ------       ---------    ---------

Balances at December 31, 1999 .   2,669,120   $      27   $  26,168   $  (1,122)     $1,388       $    (164)   $  26,297
                                  =========   =========   =========   =========      ======       =========    =========

        See accompanying notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Year Ended December 31,
                                                                       --------------------------------
                                                                         1999        1998        1997
                                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..............................................   $  2,845    $   (851)   $    (14)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation, depletion, amortization and provision
          for impairment ...........................................        609       1,386         696
        Minority interest ..........................................         --         (17)         (5)
        (Gain) loss on marketable securities .......................     (1,264)      1,259         107
        Gain on sale of investments in affiliates ..................       (100)         --          --
        Gain on sale of oil and gas properties and equipment .......        (17)       (931)         (3)
        Equity in net (income) loss of investees ...................        107         (16)        (39)
        Deferred taxes .............................................        (85)         --          --
        Changes in assets and liabilities:
           Accounts receivable .....................................       (113)        505        (215)
           Prepaid expenses and other current assets ...............     (1,015)         96         (15)
           Other assets ............................................         11          15         (78)
           Accounts payable and accrued liabilities ................      2,512        (364)         72
                                                                       --------    --------    --------

                 Net cash provided by operating activities .........      3,490       1,082         506

CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration costs ..............................................         --          --         (11)
    Purchase of equipment and oil and gas properties ...............       (117)       (149)     (5,292)
    Purchase of Jay Petroleum, L.L.C. and of Jay Management
      L.L.C., net of cash acquired .................................        (60)        (63)     (1,036)
    Proceeds from sale of oil and gas properties and equipment .....         89       1,437           6
    Purchase of marketable securities ..............................     (3,642)     (1,966)     (3,767)
    Proceeds from sale of marketable securities ....................      4,335       3,990       3,064
    Proceeds from sale of investments in affiliates ................      1,018          --          --
    Proceeds from (payments for) certificate of deposit ............         --       1,900      (1,900)
    Purchase of investments in affiliates ..........................     (3,665)       (285)         --
    Other ..........................................................         --          --          27
                                                                       --------    --------    --------

                 Net cash provided by (used in) investing activities     (2,042)      4,864      (8,909)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt ...................................         --         137       3,000
    Principal payments on long-term debt ...........................       (374)     (1,584)       (855)
                                                                       --------    --------    --------

                 Net cash provided by (used in) financing activities       (374)     (1,447)      2,145
                                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents ...............      1,074       4,499      (6,258)
Cash and cash equivalents - beginning of year ......................     14,240       9,741      15,999
                                                                       --------    --------    --------

Cash and cash equivalents - end of year ............................   $ 15,314    $ 14,240    $  9,741
                                                                       ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest ...........................   $    157    $    326    $    341
                                                                       ========    ========    ========
Cash paid during the period for taxes ..............................   $     --    $     --    $     --
                                                                       ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(NOTE A) -- General and Summary of Significant Accounting Policies:

      [1] The Company

      Isramco Inc. and subsidiaries (the Company) is engaged in the acquisition, exploration, operation and development of oil and gas properties and the temporary investment of surplus funds in securities. As of December 31, 1999, the Company owns properties in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, the Republic of Congo, Africa, and approximately a .5% working interest in various properties located in Israel.

      [2] Consolidation

      The consolidated financial statements include the accounts of the Company, its direct and indirect wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas) and Isramco Resources Inc., a British Virgin Islands company, its wholly-owned subsidiary, Jay Petroleum, L.L.C., (Jay) and an immaterial wholly-owned foreign subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The Company held a 35% interest in Jay Management, L.L.C. (Jay Management) during January, February and March 1998. This investment was accounted for under the equity method of accounting prior to acquisition of an additional 30% interest in Jay Management interest in March 1998. At December 31, 1998 the Company acquired the remaining 35% interest in Jay Management.

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

      Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depreciation, depletion, amortization and provision for impairment expense for the Company's oil and gas properties amounted to approximately $450,000, $1,255,000 and $502,000 for 1999, 1998 and 1997, respectively.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      [4] Marketable Securities

      Statement of Financial Accounting Standard No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its debt and equity securities in one of three categories: trading, available-for-sale and held-to-maturity. Trading securities are bought and held principally for the purposes of selling them in the near term. Held-to-maturity securities are those securities in which the Company has both the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

      At December 31, 1998, the Company considered all of its marketable securities to be held for trading purposes. During the first quarter of 1999, the Company transferred certain investments in marketable securities, with a historical cost of $2,750,000, to available-for-sale at fair market value. The Company holds no held-to-maturity securities. Trading and available-for-sale securities are recorded at fair market value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains or losses, net of the related tax effects, on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income, a separate component of shareholders' equity, until realized.

      [5] Equipment

      Equipment, consisting of motor vehicles, office furniture and equipment, is carried at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets.

      [6] Translation of Foreign Currencies

      Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas and the Israel branch have been remeasured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets which are translated at the rate in effect at the time of their acquisition. Depreciation is remeasured based on the historical dollar cost of the underlying assets. The net effects of currency translations were not material in any period.

      [7] Earnings Per Common Share

      The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. At December 31, 1999, 1998 and 1997 earnings per share amounts are based on the weighted average number of shares outstanding. The assumed conversion of warrants and exercise of options do not result in material dilution.

      [8] Cash Equivalents

      Cash equivalents include short-term investments with original maturities of ninety days or less and are not limited in their use.

      [9] Noncompete Agreements

      Noncompete agreements are amortized over the period to be benefited, generally from three to five years.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      [10] New Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes standards for of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations.

      [11] Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

      Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum-engineering firm determines the Company's reserve estimates. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, 1999, approximately 43% of the Company's oil and gas reserves were attributable to non-producing reserves. Accordingly, the Company's estimates are expected to change, as future information becomes available.

      As mandated under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, as described in the paragraph below. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by historical and projected prices for oil and natural gas, which have typically been volatile. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

      [12] Impairment of Long-Lived Assets

      The provisions of SFAS No. 121 require the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of oil and gas properties on a field-by-field basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value. The Company recorded impairment provisions of $0, $571,000 and $12,000 during 1999, 1998 and 1997, respectively, on the excess of the carrying value of the Company's oil and gas properties over the estimated future discounted cash flows from such properties.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

      [14] Oil and Gas Revenues

      The Company recognizes oil and gas revenues under the entitlements method.

      [15] Environmental

      The Company is subject to extensive Federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of noncapital nature are recorded when environmental assessment and/or remeditaion is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities are recorded at December 31, 1999.

(NOTE B) - Transactions with Affiliates and Related Parties

      The Company acts as Operator for joint ventures with related parties in Israel engaged in the exploration for oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

Operator fees earned and related operator expenses are as follows:

                                                   Year Ended December 31,
                                            ------------------------------------
                                             1999           1998           1997
                                            ------         ------         ------
                                                       (in thousands)

Operator fees:
  Negev Med Venture ...............         $  252         $  288         $  288
  Shederot Venture ................             18            360             72
  Yam Ashdod Carveout .............             65             72            101
  Yam West 2 ......................            575             --             --
  Or-1 ............................            283             --             --
  Or South-1 ......................            509             --             --
  Marine North ....................             42             --             --
                                            ------         ------         ------
                                            $1,744         $  720         $  461
                                            ======         ======         ======

Operator expenses .................         $  514         $  487         $  507
                                            ======         ======         ======

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the Vice-President of the Company. Pursuant to this Agreement which had a term of one (1) year through July 31, 1998, the Company has agreed to pay the consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Company has also agreed to provide a company car and company furnished apartment to the Consultant, if available. The Consulting Agreement is in effect through July 2000.

      On January 21, 1998, the Company entered into an Inventory Management Agreement with Equital Ltd. pursuant to which the Company is obligated to pay to Equital Ltd. $1,650 plus VAT payable December, March, June and September of each year during the term of the Agreement. In the case of the drilling of a well if the total monthly hours of services provided to the Company by Equital Ltd. exceed 30 hours per month, then the Company shall pay an additional $40.00 per hour plus VAT for services rendered. The Agreement may be terminated on three
(3) month's written notice.

      In November of 1999 the Company entered into a Consulting Agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President of the Company, is a director. Pursuant to this Consulting Agreement which is in effect through May 31, 2001, the Company agreed to pay the sum of $240,000 per annum in installments of $20,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. The Consulting Agreement provides that the term shall be automatically extended for an additional term of three (3) years, unless the Company has given notice at least ninety (90) days prior to the scheduled expiration, that it does not intend that the term be renewed. In the event that the Company terminates Mr. Maimon, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

      The Company paid J.O.E.L. Jerusalem Oil Exploration Limited ("JOEL"), a related party, $30,000 during 1997 for rent, office, secretarial and computer services. From January 1997 to March 1997 the Company paid JOEL $8,000 per month for such services. From April 1997 through September 1997, the Company paid Naphtha, the Company's Parent, $6,000 per month, then effective October 1997 through June 30, 1998, $4,600 per month and then effective July 1998 through December 31, 1999, $6,500 per month for such services.

      A subsidiary of the Company is the general partner of Isramco-Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $580,000, $480,000 and $480,000 for the year ended December 31, 1999, 1998 and 1997, respectively.

      During the years ended December 31, 1999, 1998 and 1997, the Company incurred $273,000, $214,000 and $253,900, respectively, for consulting services rendered by officers/directors of the Company.

      In June 1996, the Company paid its former President $200,000 in consideration for a five-year covenant not to compete and entered into a consulting agreement with a company owned by the former President.

      The Company agreed to pay its former Chief Executive Officer $8,250 per month through July 1997 for consulting services. In April 1996, the executive resigned from his position. Pursuant to a termination agreement, the Company agreed to pay him $123,750 representing the balance of unpaid consulting fees, $270,000 in consideration for a three year covenant not to compete, and, purchased from Southern Shipping and Energy, Inc., a company controlled by the former Chief Executive Officer, 29,268 shares of the Company's common stock for $208,240.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

      A wholly-owned subsidiary of the Company is the General Partner in the Isramco Negev 2 Limited Partnership. The daily management of the Limited Partnership vest with the General Partner, however, matters involving the rights of the Limited Partnership unit holders, are subject to supervision of the Supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. The Company's General Partnership interest in the Limited Partnership is 0.01% and is accounted for using the equity method of accounting.

      At December 31, 1999 the Company also owned 122,742,565 units of the Isramco Negev 2 Limited Partnership, with a cost and market value of $3,031,000 and $3,665,000, respectively. At December 31, 1998 the Company owned 3,891,590 units, adjusted for a one-to-ten reverse unit split during 1999, of the Isramco Negev 2 Limited Partnership with a cost and market value of $296,000 and $285,000, respectively. These investments are also accounted for using the equity method of accounting. During 1999, the Company sold approximately 43,100,000 units, realizing a gain of $100,000 in earnings.

      For additional related party transactions, see acquisitions Footnote J.

(NOTE C) - Marketable Securities

      At December 31, 1999 and 1998, the Company had net unrealized gains (losses) on marketable securities of $8,000 and $(1,756,000), respectively.

      Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of the following:

                                  December 31, 1999        December 31, 1998
                             ------------------------  ------------------------
                                Cost     Market Value     Cost     Market Value
                             ----------  ------------  ----------  ------------
Debentures ................  $2,012,000   $1,968,000   $2,959,000   $2,728,000
Equity securities .........     517,000      569,000    2,643,000    1,118,000
Investment trust fund .....     155,000      155,000           --           --
                             ----------   ----------   ----------   ----------
Total .....................  $2,684,000   $2,692,000   $5,602,000   $3,846,000
                             ==========   ==========   ==========   ==========

      Available for sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities with amortized cost of $1,725,000, gross holding gains of $1,388,000 and a fair market value of $3,113,000. The Company held no available-for-sale securities at December 31, 1998.

      Sales of marketable securities (trading and available for sale) resulted in realized gains (losses) of $1,256,000, $(83,000) and $193,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(NOTE D) - Oil and Gas Properties

                                                                        Total
                                                                     Capitalized
                                         Unproved       Proved          Costs
                                       -----------   -----------    -----------
Balance--December 31, 1997 .........   $ 2,700,000   $ 4,731,000    $ 7,431,000
Acquisition costs ..................            --       260,000        260,000
Sale of oil and gas properties .....            --      (644,000)      (644,000)
                                       -----------   -----------    -----------
Balance--December 31, 1998 .........     2,700,000     4,347,000      7,047,000
Acquisition costs ..................            --        57,000         57,000
Sale of oil and gas properties .....            --      (402,000)      (402,000)
                                       -----------   -----------    -----------
Balance--December 31, 1999 .........   $ 2,700,000   $ 4,002,000    $ 6,702,000
                                       ===========   ===========    ===========

(NOTE E) -- Equipment

Cost:
Balance--December 31, 1997 .....................................      $ 251,000
Purchases ......................................................         60,000
Sales and dispositions .........................................        (45,000)
                                                                      ---------
Balance--December 31, 1998 .....................................        266,000
Purchases ......................................................         28,000
Sales ..........................................................             --
                                                                      ---------
Balance--December 31, 1999 .....................................        294,000

Accumulated Depreciation:
Balance--December 31, 1997 .....................................        130,000
Depreciation expense ...........................................         48,000
Depreciation of equipment that was sold or retired .............        (34,000)
                                                                      ---------
Balance at December 31, 1998 ...................................        144,000
Depreciation expense ...........................................         48,000
Depreciation of equipment that was sold or retired .............             --
                                                                      ---------
Balance--December 31, 1999 .....................................        192,000

Cost less accumulated depreciation--December 31, 1998 ..........      $ 122,000
                                                                      =========
Cost less accumulated depreciation--December 31, 1999 ..........      $ 102,000
                                                                      =========

Annual rates of depreciation are as follows:
    Office equipment and furniture .............................        7%--20%
    Motor vehicles .............................................       15%--30%

A summary of property and equipment is as follows:

                                                              December 31,
                                                       -------------------------
                                                          1999            1998
                                                          ----            ----
Unproved properties ..............................     $2,700,000     $2,700,000
Oil and gas properties ...........................      4,002,000      4,347,000
Transportation equipment .........................        149,000        135,000
Office equipment .................................        145,000        131,000
                                                       ----------     ----------
                                                        6,996,000      7,313,000
                                                       ----------     ----------
Less accumulated depletion, depreciation,
   amortization and provision for impairment .....      2,031,000      1,863,000
                                                       ----------     ----------
                                                       $4,965,000     $5,450,000
                                                       ==========     ==========

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(NOTE F) - Shareholders' Equity

      The Company declared a one-for-ten reverse stock split during 1998. The effect of the reverse stock split has been reflected in all share and per share amounts in the accompanying consolidated financial statements.

      The Company's 1993 stock option plan (the 1993 Plan) was approved at the Annual General Meeting of Shareholders held on August 13, 1993. At December 31, 1999 and 1998, 50,000 shares of common stock are reserved under the 1993 Plan. Options granted under the 1993 Plan might be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options are granted for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The options granted under this plan were fully vested at grant date. The administrator may set the exercise price for a nonqualified stock option.

      A summary of the status of the Company's stock options is presented below:

                                                                 Weighted-
                                                                 Average
            1993 Plan:                             Options    Exercise Price
                                                   -------    --------------

            Outstanding at January 1, 1997 .....    29,750        $21.00
            Granted ............................        --            --
            Expired ............................        --            --
                                                   -------
            Outstanding at December 31, 1997 ...    29,750        $21.00
            Granted ............................        --            --
            Expired ............................        --            --
                                                   -------
            Outstanding at December 31, 1998 ...    29,750        $21.00
            Granted ............................        --            --
            Expired ............................        --            --
                                                   -------
            Outstanding at December 31, 1999 ...    29,750        $21.00

As of December 31, 1999, 29,750 options were outstanding and exercisable with a price of $21.00 and a weighted-average remaining contractual life of 4.3 years.

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                Weighted-
                                                                Average
            Consultants and others:                Options   Exercise Price
                                                   -------   --------------

            Outstanding at January 1, 1997 ......    2,000       $23.00
            Granted .............................       --           --
            Expired .............................       --           --
                                                   -------
            Outstanding at December 31, 1997 ....    2,000       $23.00
            Granted .............................       --           --
            Expired .............................       --           --
                                                   -------
            Outstanding at December 31, 1998 ....    2,000       $23.00
            Granted .............................       --           --
            Expired .............................       --           --
                                                   -------
            Outstanding at December 31, 1999 ....    2,000       $23.00
                                                   =======

      As of December 31, 1999, 2,000 options were outstanding and exercisable with a price of $23.00 and a weighted-average remaining contractual life of 3.7 years.

      At December 31, 1998, the Company had outstanding Class A Redeemable Warrants and Class B Redeemable Warrants which it issued pursuant to a public offering in 1993. A Class A Redeemable Warrant entitled the holder to purchase one share of common stock at a price of $20.00 at any time after the date of issuance until April 16, 1999 (extended from April 16, 1998). A Class B Redeemable Warrant entitled the holder to purchase one share of common stock at a price of $40.00 at any time after issuance until April 16, 1999 (extended from April 15, 1998). At December 31, 1998, 749,889 Class A Redeemable Warrants and 767,500 Class B Redeemable Warrants were outstanding. The Class A and Class B warrants were subject to redemption by the Company at a price of $0.01 per warrant on thirty days' notice after the price of the Company's common shares exceeds $21.00 and $42.00, respectively. All Class A and Class B warrants expired on April 16, 1999.

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

      Shares of common stock reserved for future issuance are:

      Options granted under the 1993 Plan ....................      29,750
      Options available for grant under the 1993 Plan ........      20,250
      Shares underlying the Underwriter Warrant ..............      18,000
      Other ..................................................       2,000
                                                                    ------
      Total ..................................................      70,000
                                                                    ======

      Subsequently, in March 2000, two directors were each granted five year options to purchase up to 69,995 shares of the Company's common stock at an exercise price of $4.28.

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      The Company applies Accounting Principles Bulletin Opinion No. 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants to its employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-based Compensation, the Company's net loss and loss per share would not have been materially different from that reported.

(NOTE G) -- Income Taxes

      Income (loss) before income taxes and minority interest from U.S. and foreign results of operations is as follows:

                                       Year Ended December 31,
                          -----------------------------------------------
                             1999              1998              1997
                          -----------       -----------       -----------
      U.S ..........      $  (640,000)      $  (938,400)      $   (29,000)
      Foreign ......      $ 3,706,000           108,400            10,000
                          -----------       -----------       -----------
      Total ........      $ 3,066,000       $  (830,000)      $   (19,000)
                          ===========       ===========       ===========

      The provision for income taxes is as follows:

                                            Year Ended December 31,
                                     -------------------------------------
                                       1999             1998        1997
                                     ---------        ---------   --------
      Current:
           State .............       $      --        $  38,000   $     --
           Federal ...........         234,000
           Foreign ...........          72,000               --         --
      Deferred ...............         (85,000)              --         --
                                     ---------        ---------   --------
           Total .............       $ 221,000        $  38,000   $     --
                                     =========        =========   ========

      Deferred taxes are provided principally in relation to temporary differences in unrealized appreciation (depreciation) in marketable securities and net operating losses.

      The deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                         As of December 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
      Marketable securities ......................   $   403,000        614,600
      U.S. federal net operating losses ..........            --        294,000
      U.S. federal alternative minimum tax credits            --         94,700
      Basis differences in property and equipment        177,000        310,800
      Other timing differences ...................       (46,000)            --
      U.S. state taxes ...........................       (46,000)        45,000
                                                     -----------    -----------
                                                         488,000      1,359,100
      Valuation allowance ........................      (403,000)    (1,359,100)
                                                     -----------    -----------
                                                     $    85,000    $        --
                                                     ===========    ===========

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      The decrease in the valuation allowance from December 31, 1998 to December 31, 1999 amounted to $956,000 and was caused primarily by the utilization of the net operating loss carryforward and by the change in the unrealized appreciation/depreciation of marketable securities and basis differences in property and equipment.

      Reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes and minority interest is as follows:

                                                   Year Ended December 31,
                                               -------------------------------
                                                1999        1998        1997
                                               -------     -------     -------
Computed at U.S. statutory rates                  35.0%       35.0%       35.0%
  State income taxes, net of federal benefit       2.9         2.9          --
  Adjustment to valuation allowance              (31.2)      (42.5)      (35.0)
  Other                                             .5          --          --
                                               -------     -------     -------
                                                   7.2%       (4.6)%      0.00%
                                               =======     =======     =======

(NOTE H) -- Concentration of Credit Risk

      Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at December 31, 1999.

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

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(NOTE I) -- Commitments and Contingencies

      Commitments: The Company leases corporate office facilities under a three-year operating lease expiring September 2000 at a monthly rental of $2,718. The Company shares office space with Jay Petroleum, L.L.C. and Jay Management L.L.C., affiliates, under an informal sublease agreement.

      At December 31, 1999, future minimum lease payments under noncancellable operating leases are approximately $24,462 through the year ending December 31, 2000.

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

      Jay entered into a Management Agreement with Jay Management, a Texas limited liability company formed in February 1997 for the purpose of operating certain oil and gas interests and managing certain oil and gas interests owned or to be acquired by Jay. For a capital contribution of $350 the Company acquired a 35% interest in Jay Management. Pursuant to the Management Agreement, Jay paid to Jay Management a management fee of $12,500 per month. Effective March 1, 1998 the management fees to be paid under the Management Agreement were terminated. Jay Management also receives all operating fees pursuant to the Operating Agreement for the contract wells. The term of the Management Agreement is for ten years, unless terminated by either party on not less than one hundred eighty days notice. The designated manager of Jay Management receives a management fee of $5,000 per month.

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

      On February 13, 1997 Jay acquired from Snyder Oil Corporation of Fort Worth, Texas, various operated and nonoperated interests in oil and gas wells in Louisiana, Texas and Wyoming for a cost of $2,669,000. The acquisition was financed primarily with bank financing obtained by Jay through a $10 million Master Note Facility with Comerica Bank--Texas, Houston, Texas. The Company is not a borrower or guarantor under this Master Note Facility.

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      On September 4, 1997 the Company acquired from Equital Ltd. an affiliated company formerly known as Pass-port Ltd., which controls JOEL (see Note B)--a 50% participation in a joint venture that holds two permits offshore of the Republic of Congo, the Marine III Exploration permit and the Tilapia Exploitation permit to develop the Tilapia Field. The purchase price was $2.7 million, all of which was paid in cash. In addition, the Company granted Equital an 8% carried interest after payout in its rights regarding the production-sharing contract on the Tilapia permit. "Payout" as defined in the agreement means recovery of all of the investments to be done by the Company in the Tilapia permit, excluding the purchase price paid by the Company to Equital Ltd. for Tilapia of $2.55 million. The other 50% participant in the joint venture is Naphtha Israel Petroleum Corp. Ltd., which controls the Company. The operator for this project is Naphtha Congo Ltd., a wholly owned subsidiary of Naphtha Israel Petroleum Corp. Ltd. Naphtha Congo is paid $14,000 annually which costs are shared equally between the Company and Naphtha in consideration for office services, accounting and overhead. It will also receive from these parties fees as to be detailed in a joint operating agreement. The Company received a fair market valuation of the two permits from an independent petroleum-engineering consultant.

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

(Note K)--Sale of Interests

      On October 20, 1999, the Company and the other participants (collectively, the "Isramco Group"), entered into an agreement with BG International Limited, a member of the British Gas Group ("BG"), for the acquisition by BG from the Isramco Group of a 50% participation interest in the Med Licenses in Israel and BG's replacement of the Company as operator of the Med Yavne License and any new license issued in respect of the other Med Licenses scheduled to expire in June 2000 (the " BG Transaction"). Following the consummation of the BG Transaction, the Company's participation in the Med Licenses was reduced to approximately 0.5% (reduced from 1.0043%).

      In consideration of the Company's performance of its obligations under the BG Transaction, BG paid to the Company approximately $3.8 million, of which $1.9 million was paid in October 1999 and the remainder in January 2000. Included in advance payments received on the balance sheet at December 31, 1999 is $1.7 million relating to the cash received in 1999 from BG of $1.9 million, less costs incurred of approximately $200,000. This amount is being deferred until the completion of the agreement and the Company's performance of its obligations under the BG Transaction in January 2000, and at which time is expected to be recognized as a gain along with the January 2000 payment. Additionally, upon the issuance of each of the three first new licenses, if any, which may be obtained in lieu of the expiring Med Licenses, the Company is entitled to a payment of approximately $1.7 million (or a total of approximately $5 million if all licenses are obtained).

      Under the terms of the BG Transaction, BG replaced the Company as operator of the Med Yavne license as of January 1, 2000. The Company will continue to serve as operator of each of the remaining Med Licenses on the same terms and conditions currently existing among the Company and the other license participants until each such license's expiration. Other than for the Med Yavne License, BG is not required to pay to the Company its share of any administrative overhead in respect of the remaining four Med Licenses until their scheduled expiration.

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      Pursuant to the BG Transaction, the Company and BG will coordinate their respective efforts in consolidating and completing work programs in respect of the areas included within the Med Licenses (other than for Med Yavne) for the purpose of jointly applying for new oil licenses in replacement of the expiring Med Licenses. In conjunction with its license participants and BG, the Company and BG intend to file, upon the expiration of the Med Licenses, an application for new licenses in replacement of the expiring licenses, except that with respect to the Med Yavne licenses (where the Or 1 find was discovered), the operator intends to file an application for an extension of the existing license or, alternatively, an application for a 30 year lease covering the intended area of production.

      With respect to the Med Yavne license, the Joint Operating Agreement has been revised to provide, among other things, that BG will be appointed operator and the Company will furnish to BG consulting services of an administrative and technical nature. In consideration therefor, the Company is entitled to a monthly fee equal to $10,000. The Company is entitled to receive from each member of the Isramco Group overriding royalties equal to 2% of each such member's rights to any oil and/or gas which is produced within the existing offshore licenses or within any new licenses or within other oil and gas rights which may be obtained in lieu of these offshore licenses.

(NOTE L) - Long-term Debt

      Jay has a $10 million bank line of credit facility in place to finance acquisitions of oil and gas prospects. The loan bears interest at the base rate of the bank plus 1.5% (9.25% at December 31,1999 and 8.75% at December 31, 1998) and matures in April 2000, as amended in February 2000. Advances outstanding under the bank loan facility are collateralized by the oil and gas properties acquired and are limited to the "Borrowing Base", as defined, which is subject to an annual redetermination. Payments of $31,208 per month, plus interest, were required until the April 1, 1999 redetermination date. The borrowing base at December 31, 1999 and 1998 was $3,235,000.

      Under the terms of the financing agreement with the bank, Jay must meet certain covenant requirements. The most restrictive covenants include maintenance of a positive working capital ratio, exclusive of current maturities of amounts outstanding under the bank loan facility. Future principal payments on the bank loan facility as of December 31, 1999 are $1,404,395 in 2000.

(NOTE M) - Geographical Segment Information

      The Company's operations involve a single industry segment, the exploration, development, production and transportation of oil and natural gas. Its current oil and gas activities are concentrated in the United States, Israel, and the Republic of Congo, Africa. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

                                                          Geographic Segment
                                            ---------------------------------------------
                                             United                          Consolidated
                                             States      Israel      Africa      Total
                                            --------    --------    --------   --------
       1999
       ----
Sales and other operating revenue .......   $  1,174    $  2,558    $     --   $  3,732
Costs and operating expenses ............     (1,058)       (688)         --     (1,746)
                                            --------    --------    --------   --------
Operating profit (loss) .................   $    116    $  1,870    $     --   $  1,986
                                            ========    ========    ========   ========

Interest income, gain on marketable
  Securities and other corporate revenues                                         2,298
General corporate expenses ..............                                        (1,061)
Interest expense ........................                                          (157)
Income taxes ............................                                          (221)
                                                                               --------
Net income ..............................                                      $  2,845
                                                                               ========

Identifiable assets at
  December 31, 1999 .....................   $  2,175    $     90    $  2,700   $  4,965
Cash and corporate assets ...............                                        25,799
                                                                               --------
Total assets at December 31, 1999 .......                                      $ 30,764
                                                                               ========

                                                          Geographic Segment
                                            ---------------------------------------------
                                             United                          Consolidated
                                             States      Israel      Africa      Total
                                            --------    --------    --------   --------
       1998
       ----
Sales and other operating revenue .......   $  1,543    $  1,455    $     --   $  2,998
Costs and operating expenses ............     (2,244)       (512)         --     (2,756)
                                            --------    --------    --------   --------
Operating profit (loss) .................   $   (701)   $    943    $     --   $    242
                                            ========    ========    ========   ========

Interest income
  and other corporate revenues ..........                                         1,504
General corporate expenses ..............                                        (1,277)
Interest expense, loss on marketable
  Securities and other corporate revenues                                        (1,299)
Minority interest .......................                                            17
Income taxes ............................                                           (38)
                                                                               --------
Net income ..............................                                      $   (851)
                                                                               ========
Identifiable assets at
  December 31, 1998 .....................   $  2,686    $     64    $  2,700   $  5,450
Cash and corporate assets ...............                                        19,036
                                                                               --------
Total assets at December 31, 1998 .......                                      $ 24,486
                                                                               ========

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                          Geographic Segment
                                            ---------------------------------------------
                                             United                          Consolidated
                                             States      Israel      Africa      Total
                                            --------    --------    --------   --------
       1997
       ----
Sales and other operating revenue .......   $  2,001    $    944    $     --   $  2,945
Costs and operating expenses ............     (1,668)       (518)         --     (2,186)
                                            --------    --------    --------   --------
Operating profit (loss) .................   $    333    $    426    $     --   $    759
                                            ========    ========    ========   ========

Interest income, loss on marketable
  securities and other corporate revenues                                           852
General corporate expenses ..............                                        (1,289)
Interest expense ........................                                          (341)
Minority interest .......................                                             5
                                                                               --------
Net income ..............................                                      $    (14)
                                                                               ========

Identifiable assets at
  December 31, 1997 .....................   $  4,107    $     83    $  2,700   $  6,890
Cash and corporate assets ...............                                        19,893
                                                                               --------
Total assets at December 31, 1998 .......                                      $ 26,783
                                                                               ========

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

Capitalized Cost of Oil and Gas Producing Activities (in thousands)

                                                 1999                 1998                 1997
                                          ------------------   ------------------   ------------------
                                          United               United               United
                                          States      Congo    States      Congo    States      Congo
                                          -------    -------   -------    -------   -------    -------
Unproved properties not being amortized   $    --    $ 2,700   $    --    $ 2,700   $    --    $ 2,700
Proved property being amortized .......     4,002         --     4,347         --     4,571         --
Accumulated depreciation, depletion
   Amortization and impairment ........    (1,840)        --    (1,719)        --      (502)        --
                                          -------    -------   -------    -------   -------    -------

Net capitalized costs .................   $ 2,162    $ 2,700   $ 2,628    $ 2,700   $ 4,069    $ 2,700
                                          =======    =======   =======    =======   =======    =======

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                          1999                 1998                 1997
Costs Incurred in Oil and Gas Property                             ------------------   ------------------   -----------------
  Acquisition, Exploration, and                                    United               United               United
  Development Activities (in thousands)                            States      Congo    States      Congo    States    Congo
                                                                   -------    -------   -------    -------   -------   -------
Property acquisition costs--proved and
  unproved properties ..........................................   $    57    $    --   $   260    $    --   $ 4,347   $ 2,700
Exploration costs ..............................................        --         --        --         --        --        --
Development costs ..............................................        --         --        --         --        --        --
(Israel exploration costs in 1999 - $154; 1998 - $81; 1997 - $0)

Results of Operations for Oil and Gas
  Producing Activities (in thousands)
Oil and gas sales ..............................................   $ 1,107    $    --   $ 1,410    $    --   $ 2,001   $    --
Lease operating expense and severance taxes ....................       469         --       883         --       972        --
Depreciation, depletion, amortization and
  provision for impairment .....................................       609         --     1,386         --       502        --
Exploration costs ..............................................        --         --        --         --        --        --
                                                                   -------    -------   -------    -------   -------   -------
Income (Loss) before tax provision .............................        29         --      (859)        --       527        --
Provision for income taxes .....................................      (221)        --       (38)        --        --        --
                                                                   -------    -------   -------    -------   -------   -------
Results of operations ..........................................   $  (192)   $    --   $  (897)   $    --   $   527   $    --
                                                                   =======    =======   =======    =======   =======   =======

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

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 1999, 1998 and 1997, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion. All of the Company's proved reserves are in the United States. The Company had no proved reserves prior to 1997. The Company's oil and gas reserves are priced at $23.74 per barrel and $2.85 per Mcf, respectively, at December 31, 1999.

                                                    Oil BBls           Gas Mcf
                                                    --------           -------

January 1, 1997 ............................               --                --
Acquisition of minerals in place ...........          155,879         5,392,558
Production .................................          (40,483)         (604,010)
                                                   ----------        ----------

December 31, 1997 ..........................          115,396         4,788,548
Revisions of previous estimates ............           67,584           945,551
Acquisition of minerals in place ...........               --            56,961
Sales of minerals in place .................               --          (984,600)
Production .................................          (31,000)         (523,000)
                                                   ----------        ----------

December 31, 1998 ..........................          151,980         4,283,460
Revisions of previous estimates ............           57,843           245,207
Acquisition of minerals in place ...........               --                --
Sales of minerals in place .................           (4,200)         (195,500)
Production .................................          (23,200)         (409,668)
                                                   ----------        ----------

December 31, 1999 ..........................          182,423         3,923,499
                                                   ==========        ==========

The Company's proved developed reserves are as follows:

                                                     Oil BBls          Gas Mcf
                                                     --------          -------

December 31, 1999 ..........................          182,423         3,040,710
December 31, 1998 ..........................          151,435         3,384,986
December 31, 1997 ..........................          115,396         4,788,548

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

                         ISRAMCO INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The standardized measure is intended only to assist financial statement users in making comparisons among companies.

                                                            1999            1998            1997
                                                        ------------    ------------    ------------
Future cash inflows .................................   $ 15,512,720    $  8,247,017    $ 15,410,237
Future development costs ............................       (286,187)       (289,517)       (541,678)
Future production costs .............................     (4,931,404)     (3,081,781)     (5,905,863)
                                                        ------------    ------------    ------------
Future net cash flows ...............................     10,295,129       4,875,719       8,962,696
Annual 10% discount rate ............................     (5,012,695)     (2,125,207)     (3,625,706)
                                                        ------------    ------------    ------------
Standardized measure discounted future net cash flows   $  5,282,434    $  2,750,512    $  5,336,990
                                                        ============    ============    ============

Estimated future income taxes were eliminated because estimated future tax deductions related to oil and gas properties exceeded estimated future net revenues based on oil and gas prices and related costs at each year end.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Beginning of the year .............................   $ 2,750,512    $ 5,336,990    $        --
Sales and transfers of oil and gas produced, net of
    production costs ..............................      (637,849)      (527,500)    (1,029,853)
Sales of reserves in place ........................       (81,100)    (1,609,800)            --
Net changes in prices and production costs ........     2,258,520     (1,510,631)      (329,000)
Acquisition of minerals in place ..................            --         67,500      6,125,843
Revisions of previous estimates ...................       717,351        459,953             --
Accretion of discount .............................       275,000        534,000        570,000
                                                      -----------    -----------    -----------
End of year .......................................   $ 5,282,434    $ 2,750,512    $ 5,336,990
                                                      ===========    ===========    ===========

                          ISRAMCO INC. AND SUBSIDIARIES

Selected Quarterly Financial Data (amounts in thousands, except per share data) (Unaudited):

                                                                       Quarter Ended
                                                ------------------------------------------------
                                                March 31,  June 30,  September 30,  December 31,
                                                  1999       1999        1999           1999           Total
                                                ------------------------------------------------
Total Revenues                                  $   988    $   941     $ 1,344        $ 2,864     (1) $   6,137
Net Income before taxes and minority interest   $   349    $   301     $   520        $ 1,896         $   3,066
Net Income                                      $   304    $   251     $   390        $ 1,900         $   2,845
Earnings(loss) per Common Share-Basic           $  0.12    $  0.10     $  0.15        $  0.71         $    1.08
Earnings(loss) per Common Share-Diluted         $  0.12    $  0.10     $  0.15        $  0.71         $    1.08

                                                                       Quarter Ended
                                                ------------------------------------------------
                                                March 31,  June 30,  September 30,  December 31,
                                                  1998       1998        1998           1998           Total
                                                ------------------------------------------------
Total Revenues                                  $   931    $ 1,044     $   740        $ 1,787     (2) $   4,502
Net Income before taxes and minority interest   $  (543)   $   138     $    (2)       $  (423)        $    (830)
Net Income                                      $  (526)   $   136     $   (20)       $  (441)        $    (851)
Earnings(loss) per Common Share-Basic           $ (0.20)   $  0.05     $ (0.01)       $ (0.16)        $   (0.32)
Earnings(loss) per Common Share-Diluted         $ (0.20)   $  0.05     $ (0.01)       $ (0.16)        $   (0.32)

(1) Includes a increase in fourth quarter due to a gain on marketable securities of $1.2 million
(2) Includes a increase in fourth quarter due to gains on sales of oil and gas properties of $0.8 million