Form 10-Q
period 2000-03-31
ISRAMCO INC
filed 2000-05-24
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Check One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

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

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares of the registrant's Common Stock outstanding as of May 15, 2000 was 2,639,809.

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

        Notes to Consolidated Financial Statements

Item 2. Management's discussion and analysis of financial statements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

Signatures

                         ISRAMCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                               March 31,            December 31,
                                  ASSETS                                         2000                  1999
                                                                               --------              --------
                                                                              (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                $ 18,268              $ 15,314
      Marketable securities, at market                                            2,316                 2,692
      Accounts receivable                                                           335                   381
      Prepaid expenses and other current assets                                     330                 1,222
                                                                               --------              --------
              Total current assets                                               21,249                19,609

PROPERTY AND EQUIPMENT, (successful efforts
      method for oil and gas properties), net                                     4,929                 4,965
OTHER ASSETS:
       Marketable securities, at Market                                           3,595                 3,113
      Investment in affiliate                                                     2,858                 2,925
      Covenants not to compete, less accumulated amortization
      of $400 at March 31, 2000 and $410
      at December 31, 1999 respectively                                              50                    60
Deferred tax asset                                                                   --                    85
Other                                                                                 6                     7
                                                                               --------              --------
              Total assets                                                     $ 32,687              $ 30,764
                                                                               ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt                                     $  1,311              $  1,404
      Accounts payable and accrued expenses                                       2,932                 1,362
      Advance payment received                                                       --                 1,701
                                                                               --------              --------
              Total current liabilities                                           4,243                 4,467
                                                                               --------              --------
Deferred tax liability                                                              398                    --
                                                                               --------              --------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
SHAREHOLDERS' EQUITY:
      Common stock $.0l par value; 75,000,000 shares
      authorized, 2,669,120 shares issued and outstanding
        at March 31,2000 and at December 31, 1999                                    27                    27
      Additional paid-in capital                                                 26,168                26,168
      Accumulated surplus (deficit)                                                 627                (1,122)
      Accumulated other comprehensive income - unrealized
        gain on marketable securities, net of taxes                               1,388                 1,388
      Treasury stock, 29,267 shares at March 31,2000 and
         at December 31, 1999                                                      (164)                 (164)
                                                                               --------              --------
                 Total shareholders' equity                                      28,046                26,297
                                                                               --------              --------

              Total liabilities and shareholders' equity                         32,687                30,764
                                                                               ========              ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                  (unaudited)

                                                                          Three Months Ended March 31,
                                                                        ---------------------------------
                                                                           2000                    1999
                                                                        ---------               ---------
REVENUES:
      Operator fees from related party                                         90                     108
      Oil and gas sales                                                       394                     328
      Interest income                                                         401                     328
      Office services to related party                                        219                     137
      Reimbursement of exploration costs                                       --                      48
      Gain on marketable securities                                            74                      39
      Gain on BG transaction                                                3,626                      --
                                                                        ---------               ---------
              Total revenues                                                4,804                     988
                                                                        ---------               ---------

COSTS AND EXPENSES:
      Interest expense                                                         38                      39
      Depreciation, depletion and amortization                                 89                     190
      Lease operating expenses and severance taxes                            121                      86
      Exploration costs                                                        16                      --
      Operator expense                                                        139                     104
      General and administrative                                              285                     220
      Equity in net loss of investees                                          67                      --
                                                                        ---------               ---------
              Total costs and expenses                                        755                     639
                                                                        ---------               ---------

Income before income taxes and minority interest                            4,049                     349
Income taxes                                                                2,300                      45
                                                                        ---------               ---------
Net income                                                                 $1,749                    $304
                                                                        =========               =========
Earnings per common share-basic                                             $0.66                   $0.12
                                                                        =========               =========

Earnings per common share-diluted                                           $0.66                   $0.12
                                                                        =========               =========

Weighted average number of shares outstanding-basic                     2,639,853               2,639,853
                                                                        =========               =========

Weighted average number of shares outstanding-diluted                   2,653,439               2,639,853
                                                                        =========               =========



               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2000               1999
                                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  1,749           $    304
       Adjustment to reconcile net income to net
       cash provided by operating activities:
             Depreciation, depletion and amortization                          89                190
             Gain on marketable securities                                    (74)               (39)
             Gain on BG transaction                                        (3,626)                --
             Equity in net loss of investee                                    67                 --
             Changes in assets and liabilities
                 Accounts receivable                                           46               (262)
                 Prepaid expenses and other current assets                    892               (106)
                 Other assets                                                  --                  3
                 Accounts payable and accrued expenses                      1,570                (26)
                                                                         --------           --------

                 Net cash provided by operating activities                    713                 64
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Addition to property and equipment                                     (42)               (60)
       Investment in affiliate                                                 --               (149)
       Purchase of remaining interests of
            Jay Management, LLC                                                --                (60)
       Purchase of marketable securities                                     (334)              (194)
       Proceeds from sale of marketable securities                            785                682
       Proceeds from BG transaction                                         1,925                 --
                                                                         --------           --------

               Net cash provided by investing activities                    2,334                219
                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments on long-term debt                                   (93)               (93)
                                                                         --------           --------

               Net increase in cash and cash equivalents                    2,954                190
Cash and cash equivalents - beginning of year                              15,314             14,240
                                                                         --------           --------

Cash and cash equivalents - end of period                                $ 18,268           $ 14,430
                                                                         ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                 $     38           $     39
                                                                         --------           --------

               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 3 - Consolidation

The consolidated financial statements include the accounts of the Company, its direct and indirect wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas) and Isramco Resources Inc., a British Virgin Islands company, its wholly owned subsidiary, Jay Petroleum, L.L.C., (Jay) and a wholly-owned foreign subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

NOTE 4 - Acquisition of Oil and Gas Properties

Although the Company continues to seek to acquire oil and gas properties, no such purchases were made in the first three months of 2000.

NOTE 5 - Long-term Debt

As of March 31, 2000, Jay had outstanding indebtedness of $1,311,000 under a bank loan facility of $10 million from Comerica Bank-Texas (the "Comerica Loan"). On May 2000, the principal on the Comerica Loan, as well as accrued interest, was re-paid in full. The interest rate on the Comerica Loan was prime plus 1.5%.

Note 6 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month period ended March 31, 1999, there were no potential dilutive common shares. The Company's reconciliation is as follows:

                                        For the Three Months Ended March 31,
                                        ------------------------------------
                                            2000                   1999
                                   ----------------------   --------------------
                                     Income      Shares      Income     Shares
                                   ----------   ---------   --------   ---------
Earnings per common share-Basic    $1,749,000   2,639,853   $304,000   2,639,853
Effect of dilutive securities:
Stock Options                              --      13,586         --          --
                                   ----------   ---------   --------   ---------
                                   $1,749,000   2,653,439   $304,000   2,639,853
                                   ==========   =========   ========   =========

NOTE 7 - New Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the FASB in June 1998. SFAS No. 133, as amended by SFAS No. 137, standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for periods beginning after June 15, 2000. The Company is in the process of determining the impact, if any, this statement will have on its consolidated financial statements.

NOTE 8 - Geographical Segment Information

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

                               Geographic Segment

                                                     United                                              Consolidated
                                                     States            Israel            Africa          Total
                                                    --------          --------          --------         --------
Identifiable assets at March 31, 2000               $  2,108          $    121          $  2,700         $  4,929
Cash and corporate assets                                                                                $ 27,758
                                                                                                         --------

Total Assets at March 31, 2000                                                                           $ 32,687
                                                                                                         ========

Identifiable assets at December 31, 1999            $  2,175          $     90          $  2,700         $  4,965
Cash and corporate assets                                                                                $ 25,799
                                                                                                         --------

Total assets at December 31, 1999                                                                        $ 30,764
                                                                                                         ========
Three Months Ended March 31, 2000

Sales and other operating revenue                   $    420          $    283          $     --         $    703
Costs and operating expenses                        $   (204)         $   (161)         $     --         $   (365)
                                                    --------          --------          --------         --------

Operating profit                                    $    216          $    122          $     --         $    338
                                                    ========          ========          ========

Interest Income, gain on marketable
  securities, gain on BG transaction
  and other corporate revenues                                                                           $  4,034
General corporate expenses                                                                               $   (285)
Interest expense                                                                                         $    (38)
Income taxes                                                                                             $ (2,300)
                                                                                                         --------

Net Income                                                                                               $  1,749
                                                                                                         ========

                                                     United                                              Consolidated
                                                     States            Israel            Africa          Total
                                                    --------          --------          --------         --------
Three Months Ended March 31, 1999

Sales and other operating revenue                   $    345          $    276          $     --         $    621
Costs and operating expenses                        $   (274)         $   (106)         $     --         $   (380)
                                                    --------          --------          --------         --------

Operating profit                                    $     71          $    170          $     --         $    241
                                                    ========          ========          ========

Interest Income                                                                                          $    328
General corporate expenses                                                                               $   (220)
Interest expense, loss on marketable securities and other                                                $     --
Income taxes                                                                                             $    (45)
                                                                                                         --------

Net Income                                                                                               $    304
                                                                                                         ========

NOTE 9 - Marketable securities

At March 31, 2000 and December 31, 1999, the Company had net unrealized gains on trading securities of $60,000 and $8,000, respectively. The change in the net unrealized holding gains or losses included in earnings is a gain of $52,000 for the three months ended March 31, 2000.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                             March 31, 2000                           December 31, 1999
                                             --------------                           -----------------
                                     Cost                 Market Value         Cost                 Market Value
                                     ----                 ------------         ----                 ------------
Debentures and
  Convertible Debentures             $1,563,000           $1,567,000           $2,012,000           $1,968,000

Equity securities                    $  693,000           $  749,000           $  517,000           $  569,000

Investment Trust Fund                $       --           $       --           $  155,000           $  155,000
                                     ----------           ----------           ----------           ----------

                                     $2,256,000           $2,316,000           $2,684,000           $2,692,000
                                     ==========           ==========           ==========           ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities, with amortized cost of $1,725,000, gross unrealized holding gains of $1,870,000 and a fair market value of $3,595,000 at March 31, 2000.

Sales of marketable securities resulted in realized gains of $22,000 for the three months ended March 31, 2000.

NOTE 10

The Company's comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                                              Three months ended March 31,
                                              ----------------------------
                                                 2000               1999
                                              ----------         ----------

Net Income                                    $1,749,000         $  304,000
Other comprehensive gain (loss)
      - available-for-sale securities         $       --         $ (125,000)
                                              ----------         ----------

Comprehensive income                          $1,749,000         $  179,000
                                              ==========         ==========

NOTE 11 - BG Transaction

During the three months ended March 31, 2000, the Company completed its transaction with BG International Limited, a member of the British Gas Group, ("BG") which included the sale of participation interests in certain licences to BG and BG's replacement of the Company as operator of the Med Yavne license. As a result of the transaction, the Company recognized a net gain of appproximately $3,626,000 during the three months ended March 31, 2000.

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

Liquidity and Capital Resources

      The increase in the Company's consolidated cash and cash equivalents of $2,954,000 from $15,314,000 at December 31, 1999 to $18,268,000 at March 31,
2000 is primarily attributable to operating activities and proceeds received from the BG transaction.

      Net cash flow provided by investing activities for the three months period ended March 31, 2000 was $2,334,000 compared to $219,000 for the three months period ended March 31, 1999. The increase is primarily due to proceeds received for the BG transaction.

      As of March 31, 2000, Jay had outstanding indebtedness of $1,311,000 under a bank loan facility of $10 million from Comerica Bank-Texas (the "Comerica Loan"). On May 2000, the principal on the Comerica Loan, as well as accrued interest, was re-paid in full. The interest rate on the Comerica Loan was prime plus 1.5%.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999:

      The Company reported net income of $1,749,000 ($1.04 per share) in the three month ended on March 31, 2000 compared to a net income of $304,000 ($0.12 per share) for the same period in 1999. The net income for the 2000 period compared to the income for the same period in 1999 is primarily attributable to transactions with BG International Limited, a member of the British Gas Group, ("BG") providing for BG's replacement of the Company as operator of the Med Yavne license.

      Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                                           Three Months Ended March 31,
                                               2000          1999
                                               ----          ----

Oil Volume Sold (Barrels)                         7              6

Gas Volume Sold (MMCF)                           93            139

Oil Sales ($)                                   174             68

Gas Sales ($)                                   220            260

Average Unit Price

Oil ($/Bbl) *                                 24.85          11.33
Gas ($/MMCF) **                                2.37           1.87

*     Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**    MMCF - 1,000 Cubic Feet

Israel

The Negev Med License

      In May 2000, the license participants approved a budget for the year 2000 for approximately $3.4 million, which amount includes payment for a 3D seismic survey (that was conducted ) and its processing and interpretation, as well as other actions relating to the license. Additionally, the partners approved the operator's application to the petroleum commissioner respecting the grant of a lease within the area covered by the Med Yavne License (that includes, amongst others, the "Or 1" and the "Or South" structures, in which gas was found).

Med Ashdod

      In April 2000, the Company, as operator of the Med Ashdod License announced that a contract was signed with a drilling contractor to have the drilling rig "Atwood Southern Cross" commence drilling during June 2000 within the area covered by the "Yam Ashdod" Carveout. The operator advised the license participants that prior to the commencement of the drilling, it will undertake efforts to improve the quality of the seismic data respecting the number of potential drilling sites, and that only following (and subject to) the results of the data, it will decide whether to recommend that such drilling be commenced. The license is scheduled to expire on June 14, 2000, except that in the case a well is spuded before such date and discovery is made, the license participants will be able to extend the scheduled license expiration date.

Offshore Preliminary Permit (Marine North)

      In April 2000, the participants approved an AFE in the amount of $1,167,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000 and the data is being processed.

Offshore Preliminary Permit (Marine Center)

      In April 2000, the participants approved an AFE in the amount of $776,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000 and the data is being processed.

Operator's Fees

      During the three months ended March 31, 2000, the Company earned $90,000 in operator fees, compared to $108,000 in respect of the same period in 1999.

Oil and Gas Revenues

      For the three months ended March 31, 2000, the Company had oil and gas revenues of $394,000 compared to $328,000 for the same period in 1999.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the three months ended on March 31, 2000, were $121,000 compared to $86,000 for the same period in 1999.

Interest Income

      Interest income during the three months ended March 31, 2000 was $401,000 compared to $328,000 for the same period in 1999.

Gain on Marketable Securities

      During the three months ended March 31, 2000, the Company recognized net realized and unrealized gains on trading securities of $74,000 compared to net realized and unrealized gains of $39,000 for the same period in 1999.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Costs

      There was no material change in operator costs for the three months ended March 31, 2000 compared to the same period in 1999.

General and Administrative Expenses

      General and administrative expenses for the three months period ended on March 31, 2000 was $285,000 compared to $220,000 for the same period in 1999. The increase was primarily due to increased staffing.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There has been no material change in these market risks since the end of the fiscal year 1999.

                                     PART II

Item 1. Legal Proceedings

      Not Applicable

Item 2. Change in Securities & Use of Proceeds

      Set forth below is certain information concerning sales by the Company of unregistered securities during the first quarter of 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

      On March 25, 2000, the Company issued to each of Haim Tsuff, Chairman of the Board of Directors and Chief Executive Officer and Jackob Maimon, President of the Company, 5 year option to purchase up to 69,995 shares of the Company's Common Stock Par value $0.001 each, at an exercise price per share of $4.28.

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on 8-K

      a)    Reports on From 8-K for the three month period ended Mach 31, 2000

            None

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

Date: May 23, 2000                                By /s/ Haim Tsuff

                                             Chairman of the Board,
                                             Chief Executive Officer
                                             and Chief Financial Officer