Form 10-Q
period 2000-06-30
ISRAMCO INC
filed 2000-08-18
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Check One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

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

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as August 14, 2000 was 2,639,853.

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

      Consolidated Balance Sheets at June 30, 2000 and December 31, 1999             3

      Consolidated Statement of Operations for the three months ended June 30,
      2000 and 1999                                                                  4

      Consolidated Statements of Operations for the six months ended June 30,
      2000 and 1999                                                                  4

      Consolidated Statements of Cash Flows for the six months ended June 30,
      2000 and 1999                                                                  5

      Notes to Consolidated Financial Statements                                     6

Item 2. Management's discussion and analysis of financial statements                10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                           14

Item 2. Changes in Securities                                                       14

Item 3. Defaults upon senior securities                                             14

Item 4. Submission of Matters to a Vote of Security Holders                         14

Item 5. Other Information                                                           14

Item 6. Exhibits and Reports on Form 8-K                                            15

Signatures                                                                          16

Exhibit 27 - Financial Data Schedule

                         ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                 June 30,      December 31,
                                    ASSETS                         2000            1999
                                                                   ----            ----
                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 16,919        $ 15,314
     Marketable securities, at market                               2,179           2,692
     Accounts receivable                                              825             381
     Prepaid expenses and other current assets                        863           1,222
                                                                 --------        --------

            Total current assets                                   20,786          19,609

PROPERTY AND EQUIPMENT, (successful efforts
     method for oil and gas properties), net                        4,800           4,965

OTHER ASSETS:
     Marketable securities, at market                               4,583           3,113

     Investment in affiliate                                        3,101           2,925
     Covenants not to compete, less accumulated amortization
     of $390 at June 30, 2000 and $410 at December 31, 1999
     respectively                                                      40              60
Deferred tax asset                                                     --              85
Other                                                                   4               7
                                                                 --------        --------
               Total assets                                      $ 33,314        $ 30,764
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                              --        $  1,404
     Provision for deferred tax                                       744              --
     Accounts payable and accrued expenses                          3,558           1,362
     Advance payment received                                          --           1,701
                                                                 --------        --------

            Total current liabilities                               4,302           4,467
                                                                 --------        --------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
SHAREHOLDERS' EQUITY:
     Common stock $.0l par value; 75,000,000 shares
      authorized, 2,669,120 shares issued and outstanding
     At June 30,2000 and at December 31, 1999                          27              27
     Additional paid-in capital                                    26,286          26,168
     Accumulated  earnings (deficit)                                  874          (1,122)
     Accumulated other comprehensive income - unrealized
      gain on marketable securities, net of taxes                   1,989           1,388
     Treasury stock, 29,267 shares at December 31, 1999              (164)           (164)
                                                                 --------        --------
      Total shareholders' equity                                   29,012          26,297
                                                                 --------        --------

            Total liabilities and shareholders' equity             33,314          30,764
                                                                 ========        ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                   ---------------------------  -------------------------
                                                       2000          1999           2000         1999
                                                       ----          ----           ----         ----
REVENUES:
     Operator fees from related party                      340            90           430           198
     Oil and gas sales                                     424           319           818           647
     Interest income                                       206           189           551           468
     Office services to related party                      752           242           971           427
     Gain on marketable securities                           8           101           138           189
     Gain on BG transaction                                 --            --         3,626            --
     Equity in net income of investees                     243            --           176            --
                                                    ----------    ----------    ----------    ----------
            Total revenues                               1,973           941         6,710         1,929
                                                    ----------    ----------    ----------    ----------

COSTS AND EXPENSES:
     Interest expense                                       15            37            53            76
     Depreciation, depletion and amortization              168           173           257           363
     Lease operating expenses and severance taxes          130            95           251           181
     Exploration costs                                     520             4           536             4
     Operator expense                                      141           107           280           211
     General and administrative                            413           224           698           444
                                                    ----------    ----------    ----------    ----------
            Total expenses                               1,387           640         2,075         1,279
                                                    ----------    ----------    ----------    ----------

Income before income taxes                                 586           301         4,635           650

Income taxes                                              (339)          (50)       (2,639)          (95)
                                                    ----------    ----------    ----------    ----------
Net income                                                 247           251         1,996           555
                                                    ==========    ==========    ==========    ==========
Earnings per common share-basic                     $     0.09    $     0.10    $     0.76    $     0.21
                                                    ==========    ==========    ==========    ==========
Earnings per common share-diluted                   $     0.09    $     0.10    $     0.75    $     0.21
                                                    ==========    ==========    ==========    ==========

Weighted average number of shares
 outstanding-basic                                   2,639,853     2,639,853     2,639,853     2,639,853
                                                    ==========    ==========    ==========    ==========
Weighted average number of shares
 outstanding-diluted                                 2,663,452     2,639,853     2,652,784     2,639,853
                                                    ==========    ==========    ==========    ==========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                2000            1999
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                1,996        $   555
      Adjustment to reconcile net income  to net
         cash provided by operating activities:
         Depreciation, depletion and amortization                  257            363
         Gain on marketable securities                             (73)          (120)
         Gain on BG transaction                                 (3,626)            --
         Equity in net income of investee                         (176)            --
         Employee stock awards                                     118             --
         Changes in assets and liabilities:
             Accounts receivable                                  (444)          (164)
             Prepaid expenses and other current assets             359            (65)
             Other assets                                           --              8
             Accounts payable and accrued expenses               2,155            (36)
                                                               -------        -------
             Net cash provided by operating activities             566            541
                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Addition to property and equipment                           (68)           (75)
      Investment in affiliate                                       --           (725)
      Purchase of remaining interest of
          Jay Management, LLC                                       --            (60)
      Purchase of marketable securities                           (537)        (1,083)
      Proceeds from sale of marketable securities                1,123            997
      Proceeds from BG transaction                               1,925             --
                                                               -------        -------
             Net cash provided by (used in)
               investing activities                              2,443           (946)
                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                          (1,404)          (187)
                                                               -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,605           (592)

Cash and cash equivalents-beginning of year                     15,314         14,240
                                                               -------        -------
Cash and cash equivalents-end of period                        $16,919        $13,648
                                                               =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                         $53            $76
                                                               =======        =======

               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain reclassification of prior year amounts have been made to conform to current presentation.

NOTE 3 - Consolidation

The consolidated financial statements include the accounts of the Company, its direct and indirect wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas) and Isramco Resources Inc., a British Virgin Islands company, its wholly owned subsidiaries, Jay Petroleum, L.L.C. (Jay), Jay Management L.L.C. (Jay Management), IsramTec Inc. (IsramTec) and a wholly-owned foreign subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

NOTE 4 - Acquisition of Oil and Gas Properties

Although the Company continues to seek to acquire oil and gas properties, no such purchases were made in the first six months of 2000.

NOTE 5 - Long-term Debt

In May 2000, the Company repaid in full the principal and accrued interest on its loan from Comerica Bank-Texas.

NOTE 6 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month and six-month periods ended June 30, 2000, there were no potential dilutive common shares. The Company's reconciliation is as follows:

                                          For the Three Months Ended June 30,
                                     -------------------------------------------
                                             2000                  1999
                                     --------------------   --------------------
                                      Income     Shares      Income      Shares
                                      ------     ------      ------      ------
Earnings per common share-Basic      $247,000   2,639,853   $251,000   2,639,853
Effect of dilutive securities:
Stock Options                              --      23,599         --          --
                                     --------   ---------   --------   ---------
                                     $247,000   2,663,452   $251,000   2,639,853
                                     ========   =========   ========   =========

                                           For the Six Months Ended June 30,
                                     -------------------------------------------
                                             2000                  1999
                                     --------------------   --------------------
                                     Income      Shares      Income      Shares
                                     ------      ------      ------      ------
Earnings per common share-Basic    $1,996,000   2,639,853   $555,000   2,639,853
Effect of dilutive securities:
Stock Options                              --      12,931         --          --
                                   ----------   ---------   --------   ---------
                                   $1,996,000   2,652,784   $555,000   2,639,853
                                   ==========   =========   ========   =========

NOTE 7 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company has not yet determined the impact of this statement on its financial condition or results of operations.

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

                                               Geographic Segment
                                               ------------------

                                               United                                Consolidated
                                               States      Israel        Africa      Total
                                               ------      ------        ------      -----
Identifiable assets at June 30, 2000           $1,984      $116          $2,700      $ 4,800
Cash and corporate assets                                                            $28,514
                                                                                     -------

Total Assets at June 30, 2000                                                        $33,314
                                                                                     =======


Identifiable assets at December 31, 1999       $2,175      $ 90          $2,700      $ 4,965
Cash and corporate assets                                                            $25,799
                                                                                     -------

Total assets at December 31, 1999                                                    $30,764
                                                                                     =======

Six Months Ended June 30, 2000

Sales and other operating revenue              $ 1,387    $ 832            $ --      $ 2,219
Costs and operating expenses                   $(1,013)   $(311)           $ --       (1,324)
                                               -------    -----          ------      -------

Operating profit                               $   374    $ 521            $ --      $   895
                                               =======    =====          ======      =======

Interest Income, gain on marketable
  securities, gain on BG transaction and other
  corporate revenues                                                                 $ 4,491
General corporate expenses                                                           $  (698)
Interest expense                                                                     $  ( 53)
Income taxes                                                                         $(2,639)
                                                                                     -------

Net Income                                                                           $ 1,996
                                                                                     =======

                                      8

                                               United                                Consolidated
                                               States      Israel        Africa      Total
                                               ------      ------        ------      -----
Three Months Ended June 30, 2000

Sales and other operating revenue              $    967   $ 549          $   --      $ 1,516
Costs and operating expenses                   $   (809)  $(150)         $   --      $  (959)
                                               --------   -----          ------      -------

Operating profit                               $   158    $ 399          $   --      $   557
                                               =======    =====          ======      =======

Interest Income, gain on marketable
  securities and other corporate revenues                                            $   457
General corporate expenses                                                           $  (413)
Interest expense                                                                     $   (15)
Income taxes                                                                         $  (339)
                                                                                     -------
Net Income                                                                           $  (247)
                                                                                     =======

Six Months Ended June 30, 1999

Sales and other operating revenue              $    682   $ 590          $   --      $ 1,272
Costs and operating expenses                   $   (537)  $(222)         $   --      $  (759)
                                               --------   -----          ------      -------
Operating profit                               $    145   $ 368          $   --      $   513
                                               ========   =====          ======      =======

Interest Income, gain on marketable
  securities and other corporate revenues                                            $   657
General corporate expenses                                                           $  (444)
Interest expense                                                                     $   (76)
Income taxes                                                                         $   (95)
                                                                                     -------
Net Income                                                                           $   555
                                                                                     =======

Three Months Ended  June  30, 1999

Sales and other operating revenue              $    337   $ 314          $   --      $   651
Costs and operating expenses                   $   (263)  $(116)         $   --      $  (379)
                                               --------   -----          ------      -------
Operating profit                               $     74   $ 198          $   --      $   272
                                               ========   =====          ======      =======

Interest Income, gain on marketable
  securities and other corporate revenues                                            $   290
General corporate expenses                                                           $  (224)
Interest expense                                                                     $   (37)
Income taxes                                                                         $   (50)
                                                                                     -------

Net income                                                                           $   251
                                                                                     =======

NOTE 9 - Marketable securities

At June 30, 2000 and December 31, 1999, the Company had net unrealized gains on trading securities of $24,000 and $8,000, respectively. The change in the net unrealized holding gains included in earnings is a gain of $16,000 for the six months ended June 30, 2000.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                               June 30, 2000              December 31, 1999
                               -------------              -----------------
                          Cost         Market Value    Cost         Market Value
                          ----         ------------    ----         ------------

Debentures and
  Convertible Debentures  $1,666,000   $1,705,000      $2,012,000   $1,968,000

Equity securities         $  489,000   $  474,000      $  517,000   $  569,000

Investment Trust Fund     $       --   $       --      $  155,000   $  155,000
                          ----------   ----------      ----------   ----------

                          $2,155,000   $2,179,000      $2,684,000   $2,692,000
                          ==========   ==========      ==========   ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities, with amortized cost of $1,725,000, gross unrealized holding gains of $2,858,000 and a fair market value of $4,583,000 at June 30, 2000.

Sales of marketable securities resulted in realized gains of $57,000 for the six months ended June 30, 2000.

NOTE 10

The Company's comprehensive income for the three and six month periods ended June 30, 2000 and 1999 was as follows:

                          Three months ended June 30,  Six months ended June 30,
                          ---------------------------  -------------------------
                               2000         1999           2000         1999
                               ----         ----           ----         ----

Net Income                  $  447,000   $  251,000     $2,196,000   $  555,000
Other comprehensive gain
  -available-for-sale
  securities                $  601,000   $  305,000     $  601,000   $  180,000
                            ----------   ----------     ----------   ----------

Comprehensive income        $1,048,000   $  556,000     $2,797,000   $  735,000
                            ==========   ==========     ==========   ==========

NOTE 11

During the first quarter ended March, 31, 2000 the Company completed its transaction with BG International Limited, a member of the British Gas Group ("BG") which included the sale of participation interests in certain licenses offshore Israel to BG and BG's replacement of the Company as operator of the Med Yavne license. As a result of the transaction, the Company recognized a gain of approximately $3,626,000 during the three months ended March 31, 2000.

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

Liquidity and Capital Resources

      The increase in the Company's consolidated cash and cash equivalents of $1,605,000 from $15,314,000 at December 31, 1999 to $16,919,000 at June 30,
2000, is primarily attributable to operating activities and proceeds received from the BG transaction.

      In May 2000, an indebtedness of Jay in the amount of $1,404,000 under a bank loan facility of $10 million from Comerica Bank-Texas was repaid in full.

      In June 2000, the Company established IsramTec, Inc., a Delaware corporation and wholly-owned subsidiary (hereinafter, "IsramTec") for purposes primarily of identifying and investing in promising high-tech ventures. The Company intends to remit to IsramTec, in the Company's sole discretion and as needed from time to time, up to $2.5 million to enable such investments by IsramTec. In July 2000, IsramTec invested approximately $400,000 in a high tech venture by way of the purchase of 5% convertible promissory notes issued by such venture, convertible at the discretion of IsramTec, under certain conditions, into equity capital of such venture.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

      Results of Operations

      Six Months Ended June 30, 2000 (the "2000 Period") Compared to Six Months Ended June 30, 1999 (the "1999 Period") and the Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999:

      The Company reported net income of $1,996,000 ($0.76 per share) for the 2000 Period compared to a net income of $555,000 ($0.21 per share) for the 1999 Period and $247,000 ($0.09 per share) for the three months ended on June 30, 2000 compared to $251,000 ($0.10 per share) for the same period in 1999. The increase in net income for the 2000 Period compared to the 1999 Period is primarily attributable to transactions with BG International Limited, a member of the British Gas Group, ("BG") providing for BG's replacement of the Company as operator of the Med Yavne license.

      Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                                 Three Months Ended June 30,       Six Months Ended June 30,
                                     2000           1999             2000          1999
                                     ----           ----             ----          ----

Oil Volume Sold (Bbl)                   5               8               12            14

Gas Volume Sold (MCF)                  88             111              181           250

Oil Sales ($)                         150             102              324           170

Gas Sales ($)                         274             217              494           477

Average Unit Price

Oil ($/Bbl) *                        $ 30         $ 12.75             $ 27       $ 12.14
Gas ($/MCF) **                     $ 3.11          $ 1.95           $ 2.73        $ 1.91

*     Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**    MCF - 1,000 Cubic Feet

Israel

The Negev Med License

      The Med Tel-Aviv, Med Hadera and Med HaSharon licenses expired on June 14, 2000.

Med Yavne

      In May 2000, the license participants approved a budget for the year 2000 for approximately $3.4 million, which amount includes payment for a 3D seismic survey (that was conducted ) and its processing and interpretation, as well as other actions relating to the license. Additionally, the partners approved the operator's application to the petroleum commissioner respecting the grant of a lease within the area covered by the Med Yavne License (that includes, amongst others, the "Or 1" and the "Or South" structures, in which gas was found). In June 2000, the Israel Petroleum Commissioner advised the license participants that they had been granted a 30 year lease respecting 250 square kilometers (approximately 62,000 acres) of the Med Yavne license area, subject to certain conditions. As of January 1, 2000, BG has served as operator of the license.

Med Ashdod

      In April 2000, the Company, as operator of the Med Ashdod License, announced that a contract was signed with a drilling contractor to have the drilling rig "Atwood Southern Cross" commence gas drilling during June 2000 within the area covered by the "Yam Ashdod" Carveout. Drilling of the Nir 1 well commenced on June 13, 2000. On July 23, 2000, the drilling reached a depth of 1,900 meters (approximately 6,200 feet). The analysis of the logs indicated the presence of a gas reservoir. The operator recommended that production tests be undertaken. Additionally, in light of the results of the 3D seismic survey, the operator recommended that the drilling be deepened by another 500 meters (approximately 1,600 feet) for purposes of examining the possibility of the existence of an additional gas reservoir at a deeper level.

      In July 2000, the license participants approved production tests and supplemented the drilling budget to an aggregate amount of approximately $13.3 million for drilling and production tests. At the commencement of production tests, natural gas flowed to the surface and was flared. The flow rate of the gas will be measured in the course of the production tests. As of the filing of this Report, the production tests have not been completed.

      The license was scheduled to expire on June 14, 2000; However, such scheduled expiration date was extended until the completion of the drilling of the Nir 1 well. If gas in commercial quantities is discovered, then the license will be extended in accordance with Israeli law

Offshore Preliminary Permit - Marine North

      In April 2000, the participants approved an AFE in the amount of $1,167,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000 and the data is being processed. The Company serves as operator and holds a 1% participation interest in the permit.

Offshore Preliminary Permit - Marine Center

      In April 2000, the participants approved an AFE in the amount of $776,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000 and the data is being processed. The Company serves as operator and holds a 1% participation interest in the permit.

Offshore Preliminary Permit - Marine South & Marine South B

      In June 2000, the Company was awarded an offshore preliminary permit referred to as the "Marine South" covering an area of approximately 142 square kilometers offshore Israel and an additional permit referred to as "Marine South B" covering an area of approximately 40 square kilometers offshore Israel . The permits expire on July 8, 2001. The permits include a preferential right to obtain a license. The Company serves as operator of the permits and holds a 1% participation interest in the permit; the remaining participation interests are held by affiliated entities.

        A budget (AFE) of $310,000 was approved in July 2000. A seismic survey was performed and the survey results are being processed and interpreted.

      The conditions pertaining to the grant of the permits are as follows: (i) the acquisition, processing and interpretation of 150 square kilometers of existing seismic lines by no later than November 2000, (ii) the execution of an agreement for the performance of seismic survey by no later than August 8, 2000 and (iii) the performance of a seismic survey by no later than January 8, 2001.

United States

      In July 2000, Jay Management LLC, the Company's wholly-owned entity, as operator of Hoover No. 2 well, commenced drilling for gas in Garfield County, Oklahoma. Jay Petroleum, LLC, which is wholly-owned by the Company, holds a 75% participation interest in the well. The drilling budget is approximately $300,000. Initial test flow indicated rates of 600 MCF per day with a flowing wellhead pressure of 750 psi on a 12/64 inch choke. The well is currently shut-in awaiting pipeline connection.

Congo

      In June 2000, an agreement with a drilling contractor for the drilling of an onshore well, the Tilapia-Land 1 within the Tilapia permit in the Congo, was signed. The drilling is scheduled for September 2000 at an estimated budget of approximately $2.8 million (inclusive of production tests).

      An offshore well, Tilapia-1, previously drilled by ELF, tested oil at a rate of 2,000 barrels per day, from a sandstone reservoir. The current onshore drilling on Tilapia-Land-1, is planned as a deviated well, to reach the same sandstone reservoir. It is intended, subject to results of the test, to complete the well for production.

      The Company holds a 50% participation interest in the Tilapia permit. The remaining participation interest is held by an affiliated entity, Naphtha Israel Petroleum Corp. Ltd., which holds approximately 50.2% of the issued and outstanding stock of the Company.

Operator's Fees

      During the 2000 Period, the Company earned $430,000 in operator fees compared to $198,000 for the 1999 Period and $340,000 for the three months ended June 30, 2000 compared to $90,000 in respect of the same period in 1999. The increase is primarily attributable to fees collected in connection with the drilling of the Nir 1 well (Med Ashdod)

Oil and Gas Revenues

      For the 2000 Period, the Company has oil and gas revenues of $818,000 compared to $647,000 for the 1999 Period and $424,000 for the three months ended June 30, 2000 compared to $319,000 for the same period in 1999. The increase is attributable to an increase in oil and gas prices.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2000 Period were $251,000 compared to the $181,000 for the 1999 Period and $130,000 for the three months ended on June 30, 2000 compared to $95,000 for the same period in 1999. The increase is attributable to increased work-over costs and severance taxes.

Interest Income

      Interest income in respect of the 2000 Period was $551,000 compared to $468,000 for the 1999 Period and $206,000 in respect of the three months ended June 30, 2000 compared to $189,000 for the same period in 1999. The increase in interest income is primarily attributable to an increase in liquidity.

Gain on Marketable Securities

      During the 2000 Period the Company recognized net realized and unrealized gains on trading securities, including interest and dividends, of $138,000 compared to $189,000 for the 1999 Period and gain of $8,000 in respect of the three months ended June 30, 2000 compared to gain of $101,000 for the same period in 1999.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Costs

      There was no material change in operator costs for the 2000 Period compared to the 1999 period and for the three months ended June 30, 2000 compared to the same period in 1999.

General and Administrative Expenses

      General and administrative expenses for the 2000 Period were $698,000 compared to $444,000 for the 1999 period and $413,000 for the three month period ended on June 30, 2000 compared to $224,000 for the same period in 1999. The increase was primarily due to non-cash charges attributable to the issuance of stock options to, and recruitment of, senior Company personnel.

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

      Not Applicable

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on 8-K

      a) Reports on Form 8-K for the three month period ended March 31, 2000

         Report on Form 8-K dated June 23, 2000

      b) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ISRAMCO,  INC.
                                   Registrant

Date: August 18, 2000              By /s/ Haim Tsuff

                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Chief Financial Officer