Form 10-Q
period 2000-09-30
ISRAMCO INC
filed 2000-11-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Check One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

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

                      11767 Katy Freeway, Houston, TX 77079
                    (Address of Principal Executive Offices)

                                  713-621-5946
                (Issuer's Telephone Number, Including Area Code)

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as November 14, 2000 was 2,639,853.

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

      Consolidated Balance Sheets at September 30, 2000 and December 31, 1999

      Consolidated Statement of Operations for the nine months ended September 30, 2000 and 1999

      Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999

      Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999

      Notes to Consolidated Financial Statements

Item 2. Management's discussion and analysis of financial statements

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

Signatures

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                September 30,  December 31,
                                         ASSETS                     2000          1999
                                                                    ----          ----
                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                     $ 14,445      $ 15,314
    Marketable securities, at market                                 3,871         2,692
    Accounts receivable                                                970           381
    Prepaid expenses and other current assets                        1,637         1,222
                                                                  --------      --------
          Total current assets                                      20,923        19,609

PROPERTY AND EQUIPMENT, (successful efforts
    method for oil and gas properties),
    less accumulated amortization of $2,366 at
    September 30, 2000 and $2,031 at
    December 31,1999, respectively                                   5,067         4,965

OTHER ASSETS:
    Marketable securities, at market                                 4,654         3,113
    Investment in affiliate                                          3,091         2,925
    Covenants not to compete, less accumulated amortization
    of $380 at September 30, 2000 and $410 at December 31,1999,
    respectively                                                        30            60
Deferred tax asset                                                      --            85
Other                                                                  406             7
                                                                  --------      --------
            Total assets                                          $ 34,171      $ 30,764
                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                --      $  1,404
          Deferred tax liability                                       770            --
    Accounts payable and accrued expenses                            3,969         1,362
    Advance payment received                                            --         1,701
                                                                  --------      --------
          Total current liabilities                                  4,739         4,467
                                                                  --------      --------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
SHAREHOLDERS' EQUITY:
    Common stock $.0l par value; 75,000,000 shares
    authorized, 2,669,120 shares issued and outstanding
    At September 30,2000 and at December 31, 1999                       27            27
    Additional paid-in capital                                      26,286        26,168
    Accumulated earnings (deficit)                                   1,245        (1,122)
    Accumulated other comprehensive income - unrealized
     gain on marketable securities, net of taxes                     2,038         1,388
    Treasury stock, 29,267 shares at September 30, 2000
     and at  December 31, 1999                                        (164)         (164)
                                                                  --------      --------
     Total shareholders' equity                                     29,432        26,297
                                                                  --------      --------

          Total liabilities and shareholders' equity                34,171        30,764
                                                                  ========      ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                                        --------------------------------         -------------------------------
                                                            2000                1999                2000                1999
                                                         ----------          ----------          ----------          ----------
REVENUES:
    Operator fees from related party                            401                 660                 831                 858
    Oil and gas sales                                           513                 314               1,331                 961
    Interest income                                             327                  75                 878                 542
    Office services to related party                            321                 208               1,292                 635
    Gain (loss) on marketable securities                         59                 (13)                197                 177
    Realized gain on investment in affiliate                     --                 100                  --                 100
    Gain on BG transaction                                       --                  --               3,626                  --
    Equity in net income (loss) of investees                    (10)                 --                 166                  --
                                                         ----------          ----------          ----------          ----------
                  Total revenues                              1,611               1,344               8,321               3,273
                                                         ----------          ----------          ----------          ----------
COSTS AND EXPENSES:
    Interest expense                                             --                  38                  53                 114
    Depreciation, depletion and amortization                    119                 171                 376                 534
    Lease operating expenses and severance taxes                175                 126                 426                 307
    Exploration costs                                            17                 103                 553                 107
    Operator expense                                            137                 131                 417                 342
    General and administrative                                  317                 255               1,015                 699
                                                         ----------          ----------          ----------          ----------
          Total expenses                                        765                 824               2,840               2,103
                                                         ----------          ----------          ----------          ----------

Income before income taxes                                      846                 520               5,481               1,170

Income taxes                                                   (475)               (130)             (3,114)               (225)
                                                         ----------          ----------          ----------          ----------

Net income                                                      371                 390               2,367                 945
                                                         ==========          ==========          ==========          ==========

Earnings per common share-basic                          $     0.14          $     0.15          $     0.90          $     0.36

Earnings per common share-diluted                        $     0.14          $     0.15          $     0.89          $     0.36

Weighted average number of shares                         2,639,853           2,639,853           2,639,853           2,639,853
Outstanding-basic                                        ==========          ==========          ==========          ==========

Weighted average number of shares                         2,677,369           2,639,853           2,661,179           2,639,853
Outstanding-diluted                                      ==========          ==========          ==========          ==========

              See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                             Nine Months Ended September 30,
                                                             ------------------------------

                                                                  2000           1999
                                                                --------       --------
Cash flow from operating activities:
Net income                                                         2,367       $    945
     Adjustment to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion and amortization                        376            534
     Gain on marketable securities                                   (83)           (44)
     Realized gain on investment in affiliate                         --           (100)
     Gain on BG transaction                                       (3,626)            --
     Equity in net income of investee                               (166)            --
     Employee stock awards                                           118             --
     Changes in assets and liabilities:
          Accounts receivable                                       (589)          (910)
          Prepaid expenses and other current assets                 (415)          (103)
          Other assets                                                --              8
          Accounts payable and accrued expenses                    2,571            209
                                                                --------       --------

          Net cash provided by operating activities                  553            539
                                                                --------       --------

Cash flows from investing activities:
     Addition to property and equipment                             (444)           (90)
     Investment in affiliate                                          --         (2,207)
     Purchase of convertible promissory notes                       (403)            --
     Purchase of remaining interests of Jay
     Management, LLC                                                  --            (60)
     Purchase of marketable securities                            (2,861)        (2,318)
     Proceeds from sale of marketable securities                   1,765          2,210
     Proceeds from sale of marketable affiliate securities            --          1,018
     Proceeds from BG transaction                                  1,925             --
                                                                --------       --------

Net cash used in investing activities                                (18)        (1,447)
                                                                --------       --------

Cash flows from financing activities:

     Principal payments on long-term debt                         (1,404)          (280)
                                                                --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (869)        (1,188)
Cash and cash equivalents - beginning of year                     15,314         14,240
                                                                --------       --------

Cash and cash equivalents - end of period                       $ 14,445       $ 13,052
                                                                ========       ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $     53       $    114
                                                                ========       ========

               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain reclassification of prior year amounts have been made to conform to current presentation..

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

NOTE 4 - Acquisition of Oil and Gas Properties

Although the Company continues to seek to acquire oil and gas properties, no such purchases were made in the first nine months of 2000. However, there were certain drilling related activities in the third quarter of 2000 with an aggregate cost of $328,000 to the Company.

NOTE 5 - Long-term Debt

In May 2000, the Company repaid in full the principal and accrued interest on its loan from Comerica Bank-Texas.

NOTE 6 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month and nine-month periods ended September 30, 2000, there were no potential dilutive common shares. The Company's reconciliation is as follows:

                    For the Three Months Ended September 30,

                                                2000                            1999
                                                ----                            ----

                                       Income           Shares          Income          Shares
                                       ------           ------          ------          ------
Earnings per common share-Basic      $  371,000       2,639,853      $  390,000       2,639,853
Effect of dilutive securities:
Stock Options                                --          37,516              --              --
                                     ----------       ---------      ----------       ---------
                                     $  371,000       2,677,369      $  390,000       2,639,853
                                     ==========      ==========      ==========      ==========

                     For the Nine Months Ended September 30,

                                                2000                            1999
                                                ----                            ----

                                       Income          Shares          Income          Shares
                                       ------          ------          ------          ------
Earnings per common share-Basic      $2,367,000       2,639,853      $  945,000       2,639,853
Effect of dilutive securities:
Stock Options                                --          21,326              --              --
                                     ----------       ---------      ----------       ---------
                                     $2,367,000       2,661,179      $  945,000       2,639,853
                                     ==========      ==========      ==========      ==========

NOTE 7 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of that accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company is currently assessing the impact that this statement will have on its financial condition and results of operations. The Company believes the statement will not have a material impact.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensations: an Interpretation of APB Opinion No.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting the Company are being applied on a prospective basis beginning July 1, 2000. The provisions of Interpretation No. 44 did not have a material impact on the Company's financial statements when adopted.

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

                               Geographic Segment

                                                   United                            Consolidated
                                                   States       Israel     Africa    Total
                                                   ------       ------     ------    -----
Identifiable assets at September 30, 2000         $ 2,208      $  159      $2,700     $  5,067
Cash and corporate assets                                                             $ 29,104
                                                                                      --------

Total Assets at September 30, 2000                                                    $ 34,171
                                                                                      ========

Identifiable assets at December 31, 1999          $ 2,175      $   90      $2,700     $  4,965
Cash and corporate assets                                                             $ 25,799
                                                                                      --------

Total assets at December 31, 1999                                                     $ 30,764
                                                                                      ========

Nine Months Ended September 30, 2000

Sales and other operating revenue                 $ 1,937      $1,517      $   --     $  3,454
Costs and operating expenses                      $(1,302)     $ (470)     $   --       (1,772)
                                                  -------      ------      ------     --------

Operating profit                                  $   635      $1,047      $   --     $  1,682
                                                  ========     =======     ======     ========

Interest Income, gain on marketable
  securities, gain on BG transaction and other
  corporate revenues                                                                  $  4,867
General corporate expenses                                                            $ (1,015)
Interest expense                                                                      $    (53)
Income taxes                                                                          $ (3,114)
                                                                                      --------

Net Income                                                                            $  2,367
                                                                                      ========

                                                  United                             Consolidated
                                                  States    Israel     Africa            Total
                                                  ------    ------     ------            -----
Three Months Ended September 30, 2000

Sales and other operating revenue                 $   550      $  685      $   --     $  1,235
Costs and operating expenses                      $  (289)     $ (159)     $   --     $    448
                                                  -------      ------      ------     --------

Operating profit                                  $   261      $  526      $   --     $    787
                                                  =======      ======      ======     ========

Interest Income, gain on marketable
  securities and other                                                                $    376
General corporate expenses                                                            $   (317)
Interest expense                                                                      $     --
Income taxes                                                                          $   (475)
                                                                                      --------
Net Income                                                                            $    371
                                                                                      ========

Nine Months Ended September 30, 1999

Sales and other operating revenue                 $ 1,020      $1,434          --     $  2,454
Costs and operating expenses                      $  (825)     $ (465)         --     $ (1,290)
                                                  -------      ------      ------     --------
Operating profit                                  $   195      $  969          --     $  1,164
                                                  =======      ======      ======     ========

Interest Income, gain on marketable
  securities and other                                                                $    819
General corporate expenses                                                            $   (699)
Interest expense                                                                      $   (114)
Income taxes                                                                          $   (225)
                                                                                      --------

Net Income                                                                            $    945
                                                                                      ========

Three Months Ended September 30, 1999

Sales and other operating revenue                 $   338      $  844          --     $  1,182
Costs and operating expenses                      $  (288)     $ (243)         --     $   (531)
                                                  -------      ------      ------     --------
Operating profit                                  $    50      $  601          --     $    651
                                                  =======      ======      ======     ========

Interest Income, gain on marketable
  securities and other                                                                $    162
General corporate expenses                                                            $   (255)
Interest expense                                                                      $    (38)
Income taxes                                                                          $   (130)
                                                                                      --------

Net income                                                                            $    390
                                                                                      ========

NOTE 9 - Marketable securities

At September 30, 2000 and December 31, 1999, the Company had net unrealized gains on trading securities of $11,000 and $8,000, respectively. The change in the net unrealized holding gains included in earnings is a gain of $3,000 for the nine months ended September 30, 2000.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                  September 30, 2000               December 31, 1999
                                  ------------------               -----------------
                                 Cost        Market Value        Cost        Market Value
                                 ----        ------------        ----        ------------
Debentures and
  Convertible Debentures      $3,060,000      $3,108,000      $2,012,000      $1,968,000

Equity securities             $  800,000      $  763,000      $  517,000      $  569,000

Investment Trust Fund         $       --      $       --      $  155,000      $  155,000
                              ----------      ----------      ----------      ----------
                              $3,860,000      $3,871,000      $2,684,000      $2,692,000
                              ==========      ==========      ==========      ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities, with amortized cost of $1,725,000, gross unrealized holding gains of $2,929,000 and a fair market value of $4,654,000 at September 30, 2000.

Sales of marketable securities resulted in realized gains of $80,000 for the nine months ended September 30, 2000.

NOTE 10

The Company's comprehensive income for the three and nine months ended September 30, 2000 and 1999 was as follows:

                             Three months ended September 30,  Nine months ended September 30,
                             --------------------------------  -------------------------------
                                    2000           1999            2000            1999
                                    ----           ----            ----            ----
Net Income                      $  371,000      $  390,000      $2,367,000      $  945,000
Other comprehensive income
  - unrealized gain on
  marketable securities             49,000         863,000         650,000       1,043,000
                                ----------      ----------      ----------      ----------
Comprehensive income               420,000       1,253,000       3,017,000       1,988,000
                                ==========      ==========      ==========      ==========

NOTE 11

During the first quarter ended March, 31, 2000 the Company completed its transaction with BG International Limited, a member of the British Gas Group ("BG") which included the sale of participation interests in certain licenses offshore Israel to BG and BG's replacement of the Company as operator of the Med Yavne license. As a result of the transaction, the Company recognized a gain of approximately $3,626,000.

NOTE 12

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

      The decrease in the Company's consolidated cash and cash equivalents of $869,000 from $15,314,000 at December 31, 1999 to $14,445,000 at September 30,
2000, is primarily attributable to the repayment by the Company in May 2000 of its loan to Comerica Bank.

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

Results of Operations

      Nine Months Ended September 30, 2000 (the "2000 Period") Compared to Nine Months Ended September 30, 1999 (the "1999 Period") and the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999:

      The Company reported net income of $2,367,000 ($0.90 per basic share) for the 2000 Period compared to a net income of $945,000 ($0.36 per basic share) for the 1999 Period and $371,000 ($0.14 per basic share) for the three months ended September 30, 2000 compared to $390,000 ($0.15 per basic share) for the same period in 1999. The increase in net income for the 2000 Period compared to the 1999 Period is primarily attributable to transactions with BG International Limited, a member of the British Gas Group, ("BG") providing for BG's replacement of the Company as operator of the Med Yavne license.

      Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                       Three Months Ended September 30,  Nine Months Ended September 30,
                             2000           1999             2000            1999
                             ----           ----             ----            ----
Oil Volume Sold (Bbl)           6               4              18              18

Gas Volume Sold (MCF)          76             131             258             381

Oil Sales ($)                 184              81             508             251

Gas Sales ($)                 329             233             823             710

Average Unit Price

Oil ($/Bbl) *               $30.7           $20.2           $28.2           $13.9
Gas ($/MCF) **              $ 4.3           $ 1.8           $ 3.2           $ 1.9

*     Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**    MCF - 1,000 Cubic Feet

Israel

The Negev Med Licenses

      The Med Tel-Aviv, Med Hadera and Med HaSharon licenses expired on June 14, 2000.

Med Yavne

      In May 2000, the license participants approved a budget for the year 2000 for approximately $3.4 million, which amount includes payment for a 3D seismic survey (that was conducted ) and its processing and interpretation, as well as other actions relating to the license. Additionally, the partners approved the operator's application to the petroleum commissioner respecting the grant of a lease within the area covered by the Med Yavne License (that includes, amongst others, the "Or 1" and the "Or South" structures, in which gas was found). In June 2000, the Israel Petroleum Commissioner advised the license participants that they had been granted a 30 year lease respecting 250 square kilometers (approximately 62,000 acres) of the Med Yavne license area, subject to certain conditions. The license with respect to the remaining area has expired

      The Company's participation share in the Med Yavne license is comprised of 0.4585%.

      BG serves as the operator of the lease.

Med Ashdod

      Drilling of the Nir 1 well (within the area covered by the "Yam Ashdod" Carveout) commenced on June 13, 2000. The Nir 1 well is situated approximately 17 kilometers (approximately 10.6 miles) off the coast of Israel. Production tests were undertaken and results indicated a daily gas flow rate of up to 15 million cubic feet. Test results were further analyzed by an independent engineering consulting firm. A reserves study was completed in October 2000 and the estimated total gas reserves (in place) in the Nir 1 well were placed at 274 billion cubic feet of natural gas.

      The license was scheduled to expire on June 14, 2000. However, based on the Nir I discovery, the Israeli Petroleum Commissioner extended the duration of the license to June 14, 2002. The extension specifies, among other things, the following: (i) that a 3D seismic survey of an area encompassing no less than 350 kilometers (approximately 219 miles) will be undertaken by April 1, 2001 and the processing and interpretation of the results of such survey to be completed by October 1, 2001, (ii) a work program for the development of the discovered gas site to be presented by December 1, 2001, (iv) the drilling of a well by May 1, 2002.

      In addition, the Company, as operator of the license, presented in October 2000 to the license participants, a work program covering the following:

      (i) mapping of gas objectives based on a seismic 3-D survey previously performed with respect to the southern part of the license; and

      (ii) shooting of a new 3-D seismic survey covering the Yam structure in the northern and central part of the license and the mapping of two deep oil prospects.

The participants were requested to approve the work program and a budget of $3.1 million, which approval was obtained in November 2000.

      A 3-D survey covering an area comprised of 190 kilometers (approximately 119 miles) covering the yam structure was completed in October 2000. The results were processed and are currently being interpreted.

Offshore Preliminary Permit - Marine North

      In April 2000, the participants approved an AFE in the amount of $1,167,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000. The results were processed and are currently being interpreted.

      In November 2000 Company applied to the Israeli Petroleum Commissioner for two (2) licenses covering the area subject to the permit.

      The Company serves as operator and holds a 1% participation interest in the permit.

Offshore Preliminary Permit - Marine Center

      In April 2000, the participants approved an AFE in the amount of $776,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000. The results were processed and are currently being interpreted. Preliminary results indicate the presence of gas prospects. On November 14, 2000, the particpants in the permit authorized the drilling of an offshore gas well. The drilling is currently scheduled to commence in December 2000, subject to the receipt of a license covering the area.

      In November 2000, Company has applied to the Israeli Petroleum Commissioner for a license covering the area subject to the permit.

      The Company serves as operator and holds a 1% participation interest in the permit.

Offshore Preliminary Permit - Marine South & Marine South B

      In June 2000, the Company was awarded an offshore preliminary permit known as "Marine South", covering an area of approximately 142 square kilometers offshore Israel and an additional permit known as "Marine South B", covering an area of approximately 40 square kilometers offshore Israel . The permits expire on July 8, 2001. The permits include a preferential right to obtain a license. The Company serves as operator of the permits and holds a 1% participation interest in the permit; the remaining participation interests are held by affiliated entities.

      A budget (AFE) of $310,000 was approved in July 2000. A seismic survey was performed and the survey results were processed and are currently being interpreted.

United States

      In July 2000, Jay Management LLC, the Company's wholly-owned entity, as operator of Hoover No. 2 well, commenced drilling for gas in Garfield County, Oklahoma. Jay Petroleum, LLC, which is wholly-owned by the Company, holds a 75% participation interest in the well. The drilling budget is approximately $300,000. Initial test flow indicated rates of 600 MCF per day. The well has been connected to pipeline and production has commenced.

      The Company entered into a 3 year supply agreement for the sale of the gas to unaffiliated third parties at prevailing market prices.

Congo

      Drilling on an onshore well, the Tilapia-Land 1 within the Tilapia permit in the Congo, commenced in September 2000. An estimated budget of approximately $2.8 million (inclusive of production tests) was previously approved.

      An offshore well, Tilapia-1, previously drilled by ELF, tested oil at a rate of 2,000 barrels per day, from a sandstone reservoir. The current onshore drilling on Tilapia-Land-1, is planned as a deviated well, to reach the same sandstone reservoir. It is intended, subject to results of the test, to complete the well for production.

      The Company holds a 50% interest in the rights to the Tilapia permit. The remaining interest is held by an affiliated entity.

Operator's Fees

      During the 2000 Period, the Company earned $831,000 in operator fees compared to $858,000 for the 1999 Period and $401,000 for the three months ended September 30, 2000 compared to $660,000 in respect of the same period in 1999. Operator fees for the 1999 period were primarily attributable to the drilling of the Or 1 well offshore Israel (Med Yavne) and operator fees for the 2000 period were primarily attributale to drilling of the Nir 1 well offshore Israel (Med Ashdod).

Oil and Gas Revenues

      For the 2000 Period, the Company has oil and gas revenues of $1,331,000 compared to $961,000 for the 1999 Period and $513,000 for the three months ended September 30, 2000 compared to $314,000 for the same period in 1999. The increase is attributable to an increase in oil and gas prices.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2000 Period were $426,000 compared to $307,000 for the 1999 Period and $175,000 for the three months ended on September 30, 2000 compared to $126,000 for the same period in 1999. The increase is attributable to increased work-over costs and severance taxes.

Interest Income

      Interest income in respect of the 2000 Period was $878,000 compared to $675,000 for the 1999 Period and $327,000 in respect of the three months ended September 30, 2000 compared to $138,000 for the same period in 1999. The increase in interest income is primarily attributable to an increase in liquidity.

Gain on Marketable Securities

      During the 2000 Period the Company recognized net realized and unrealized gains on trading securities, including interest and dividends, of $197,000 compared to $177,000 for the 1999 Period and gain of $59,000 in respect of the three months ended September 30, 2000 compared to a loss of $13,000 for the same period in 1999.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Expense

      There was no material change in operator costs for the 2000 Period compared to the 1999 period and for the three months ended September 30, 2000 compared to the same period in 1999.

General and Administrative Expenses

      General and administrative expenses for the 2000 Period were $1,015,000 compared to $699,000 for the 1999 period and $317,000 for the three month period ended on September 30, 2000 compared to $255,000 for the same period in 1999. The increase was primarily due to non-cash charges attributable to the issuance of stock options to, and recruitment of, senior Company personnel.

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

                                            ISRAMCO,  INC.
                                            Registrant


Date: November 14, 2000                     By /s/ Haim Tsuff

                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and Chief Financial Officer