Form 10-K405
period 2000-12-31
ISRAMCO INC
filed 2001-04-12
CIK 719209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            Annual Report for the Fiscal year ended December 31, 2000

                                  ISRAMCO, INC.
             (Exact name of registrant as specified in its charter)

Delaware                      0-12500                13-3145265
(State or Other Jurisdiction  Commission File        IRS Employer
of Incorporation)             Number)                Identification No.)

                      11767 Katy Freeway, Houston, TX 77079
                    (Address of Principal Executive Offices)

                                  713-621-5946
              (Registrant's Telephone Number, including Area Code)
[Mark One]

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 30, 2001, the Registrant had outstanding 2,639,853 shares of $0.01 par value Common Stock. The aggregate market value of such Common Stock held by non-affiliates of the Registrant at March 30, 2001 was approximately $7 million. Such market value was calculated by using the closing price of such common stock as of such date reported on the NASDAQ National Market.

Item 1. Business and Properties

General

      Since its formation in 1982, Isramco, Inc. ("Isramco" or the "Company") has been active in the exploration of oil and gas in Israel. The Company, with related and unrelated parties, were granted in 1993 five (5) licenses: Med Tel Aviv License, Med Yavne License, Med Ashdod License, Med Hadera License, Med Hasharon License (the "Med Licenses").

      In October 1999, an agreement was reached with BG International Limited a member of the British Gas Group ("BG") providing for the acquisition by BG of a 50% participation interest from the license participants in the Med Licenses in Israel and BG's replacement of the Company as operator of the Med Yavne license and any new license issued in respect of the other Med Licenses scheduled to expire in June 2000. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Israel".

      Since the Med Licenses were granted, 2D seismic surveys covering approximately 2,000 kilometers and 3D seismic surveys covering approximately 900 square kilometers were performed as well as drilling on six sites was undertaken (Yam Yafo 1, Yam West 1, Yam West 2, Or 1, Or South 1 and Nir 1). With the exception of Or 1 and Nir 1, the wells were declared dry holes and were abandoned. In May 2000 the gas "in place" at Or 1 was placed at 107 billion cubic feet. Drilling of the Nir 1 well (within the area covered by the "Yam Ashdod" carveout delineated by the participants in Med Ashdod License area) commenced in June 2000. A reserve study was completed in October 2000 and the estimated total gas reserves (in place) in the Nir 1 well were placed at 274 billion cubic feet of natural gas. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Israel".

      The Med Licenses were scheduled to expire on June 14, 2000. As a result of the gas finds, the Med Ashdod License (where the Nir 1 well is located) was extended through June 14, 2002 and a 30 year lease respecting a part of the area included in the Med Yavne License (where the Or 1 well is located) was granted in November 2000, subject to certain conditions. The Med Tel-Aviv, Med Hadera and Med HaSharon licenses expired on June 14, 2000. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Israel".

      In June 1999, the Company was awarded a preliminary permit referred to as "Marine North/164" covering an area 575 square kilometers offshore Israel ("Marine North"). On September 21, 1999, the Company was awarded an additional preliminary permit, "Marine Center/168" covering an area of 194 square kilometers offshore Israel and located adjacent to the Herzliya coastline ("Marine Center"). In December 2000, the Israeli Petroleum Commissioner issued 3 year licenses respecting Marine Center and Marine North. A 3D seismic survey respecting Marine Center was completed in May 2000 and preliminary results thereof indicated the presence of gas prospects. In December 2000, drilling of Romi 1 (within Marine Center) commenced and following the analysis of the logs, it was decided to plug and abandon the well. The Company is the operator of these licenses and holds a 1% participation interest in each venture and the remaining interests are held by affiliated entities. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Israel".

      In January 2000, the Company was awarded an offshore preliminary permit known as "Marine South", covering an area of approximately 142 square kilometers offshore Israel and an additional permit known as "Marine South B", covering an area of approximately 40 square kilometers offshore Israel. The permits expire on July 8, 2001. The permits include a preferential right to obtain a license. The Company serves as operator of the permits and holds a 1% participation interest in the permit; the remaining participation interests are held by affiliated entities.

      In 1997 the Company expanded its activities to the United States. The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC "Jay Management"), is involved in oil and gas production in the United States. Jat Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2000 are approximately 128,000 net barrels of proved developed producing oil and 3,779 MMCFs of proved developed producing natural gas. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- United States".

      In 1997 the Company acquired from an affiliated entity a 50% participation in a joint venture which holds two permits offshore in the Congo; the Marine III Exploration Permit and the Tilapia Exploitation Permit. Drilling began in September 2000 on an onshore well, the Tilapia-Land 1, located within the Tilapia permit. Based on the results of the production tests that were performed on the well, the license participants decided to plug and abandon the well. Following the abandonment of the well, the Company elected to abandon the Tilapia Permit in the Congo. In an effort to maintain its presence in the Congo, the Company entered into an agreement with affiliated entities to purchase their participation interests in a limited partnership that holds a 5% working interest in the "Marine 9" license located off-shore Congo. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Congo".

The Operator of the Israeli Licenses

      The Med License Joint Venture Agreement (the "Joint Venture Agreement") and the Med License Joint Operating Agreement (the "JOA"), as amended were entered into between the participants of the Med Licenses to explore, develop and produce petroleum and/or gas in certain areas onshore and offshore in Israel. Subject to the provisions of the Joint Venture Agreement and the JOA, each party participates in all the costs, expenses and obligations incurred in relation to a contract area in the same proportion as its rights and interests in such contract area. Under the JOA, the Operator carries out all the operations contemplated in the JOA, in the framework of approved Work Programs and within the limitations of approved budgets (AFE's). The Operator may be removed for cause, by notice in writing given by two or more of the other parties representing at least 65% of the total interests in a contract area. See "Table of Petroleum Assets and Oil and Gas Ventures.

      The Company is currently the Operator of the Med Ashdod License, the new 3-year Marine North and Marine Center licenses granted in December 2000 and the offshore preliminary permits known as "Marine South" and "Marine South B". As the Operator, the Company is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Petach Tikva, Israel. With six (6) full-time employees, outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a Joint Operating Agreement. With respect to the Med Yavne lease, the Company furnishes to BG consulting services of an administrative and technical nature for which it receives a monthly fee equal to $10,000. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Israel".

      As operator, the Company charges each venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License and Offshore Preliminary Permit. During the year ended December 31, 2000, the Company was paid a total of $1,265,000 in operator fees.

General Partner for the Isramco Negev 2 Limited Partnership

      In 1989 the Company formed in Israel the Isramco Negev 2 Limited Partnership (the "Limited Partnership") to acquire from the Company a substantial portion of its working interest in the Negev 2 Venture, the venture which the Company and related parties established to hold the rights to the properties which eventually became the subject of the Med Licenses. In exchange for working interests, the Limited Partnership paid to the Company $700,000 and granted to the Company certain overriding royalties. In 1992, the Company transferred to the Limited Partnership additional rights in the Negev Ashquelon License, the Bessor Carveout, and the Negev Med Permit with Priority Rights (now the Med Licenses) in exchange for additional overriding royalties and reimbursement of expenses. The Company created Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary to act as the General Partner for the Limited Partnership and formed Isramco Management (1988) Ltd., a wholly-owned subsidiary to act as the nominee holder of Limited Partnership units held by public investors in Israel. Pursuant to the Limited Partnership Agreement and the Trust Agreement, a Supervisor was appointed on behalf of the Limited Partnership unit holders, with sole authority to appoint the sole director for Isramco Management
(1988) Ltd. and to supervise its activities on behalf of and for the benefit of the Limited Partnership unit holders. The control and management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders are subject to the supervision of the Supervisor and in certain instances the approval of the Limited Partnership unit holders. The firm of Igal Brightman & Co., Accountants and Mr. David Valiano, Accountant has been appointed as Supervisors.

      The Company currently receives through IOG a management fee of $40,000 per month from the Limited Partnership for office space, management and other services. It has been significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. The Company currently holds 4.32% of the issued Partnership units and a wholly-owned subsidiary of the Company, IOG, which serves as the general partner for the Partnership (the "General Partner"), holds an additional 0.008% of the Partnership units. On March 31, 2001, the Limited Partnership had cash, cash equivalents, certificates of deposit and marketable securities with a value of approximately $100 million.

      Additionally, IOG (as a general partner) is entitled to 5% overriding royalties in certain petroleum assets held by the Limited Partnership.

Abandonment of Property / Acquisition of Assets

      In September 1997 the Company acquired from Equital Ltd. (an Affiliated company formerly known as Pass-port Ltd.) a 50 % participation in a joint venture that holds the following two permits offshore of the Congo (the "Joint Venture"): (1) the Marine III Exploration permit which has a term of four years with an extension right of three years; and, (2) the Tilapia Exploitation permit to develop the Tilapia Field, which has a term of ten years with an extension right of five years. The purchase price was $2.55 Million for the Tilapia permit and $150,000 for the Marine III permit for an aggregate purchase price of $2.7 Million.

      Drilling on an onshore well, the Tilapia-Land 1 within the Tilapia permit in the Congo, commenced in September 2000. Based on the results of the production tests that were performed on the well, the license participants decided to plug and abandon the well. Following the plugging of the well, the Company elected to abandon the Tilapia Permit. The aggregate amount expended by the Company to date in connection with the Tilapia Permit (including the foregoing acquisition costs) is approximately at $4.4 million

      The Marine III Exploration Permit covers an area of approximately 236,000 acres and is located in shallow water, 0-80 Feet deep, along the coast. The area of the two permits is covered by a dense grid of two dimensional seismic lines.

      In December 2000, the Company entered into an agreement with Naphtha Israel Petroleum Corp. Ltd. ("Naphtha Israel") and I.O.C. Israel Oil Company Ltd. ("IOC"), each an affiliated entity and a limited partner in Naphtha Congo
(1995) Limited Partnership, another affiliated entity (hereinafter, the "Congo Limited Partnership"), to purchase each of Naphtha Israel's and IOC's respective interests in the Naphtha Congo Limited Partnership. The Congo Limited Partnership holds a 5% working interest in the "Marine 9" license located off-shore Congo (hereinafter, the

"Marine 9 License"). Following the purchase, the Company became the sole limited partner in the Congo Limited Partnership and holds 99.9% of the Congo Limited Partnership's rights and interests in the Marine 9 License. The remaining participants in the Marine 9 License are recognized well-known oil companies. The general partner of the Congo Limited Partnership will remain Naphtha Congo Ltd., an affiliated entity.

      The interests were purchased for a total consideration of $800,000 and an undertaking to pay royalties to the sellers (and/or their designees) from net revenues generated therefrom at the rate of 17.5% of such revenues. In connection with this acquisition, the Company received a Fair Market Value Letter from an independent petroleum engineer with regard to the interests being purchased in the Congo Limited Partnership.

      The budget that the participants approved for 2001 is estimated at approximately $19 million and includes provisions for oil exploration and drilling.

                    OIL AND GAS VENTURES AND PETROLEUM ASSETS

          OIL AND GAS VENTURES AND PETROLEUM ASSETS LOCATED IN ISRAEL

      The table below sets forth the Working Interests and Petroleum Assets of the Company and all affiliated and non-affiliated participants in (i) the Ventures, (ii) the Petroleum Assets, (iii) the total acreage of each Petroleum Asset, and (iv) the expiration dates of each of the licenses as of December 31, 2000. This information pertains only to Petroleum Assets located in Israel. The Company also holds Overriding Royalties in the Petroleum Assets. See "Table of Overriding Royalties".

                  TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                           OIL AND GAS VENTURES (1)(3)
                              (% Interest of 100%)
                                  Med Licenses


                                                      Yam Ashdod
                                                      Carveout        MedYavne
Name of Participant              Med Ashdod License*  Venture*(2)     Lease**
-------------------            ---------------------  ------------    --------

The Company                         0.4813             0.36245          0.4585

Affiliates

Isramco Negev 2, Limited
Partnership                        34.0188            19.13693         32.4111

I.O.C. Limited Partnership          6.7083             5.05248              --
Naphtha                             2.3958             1.84107          1.8033

Naphtha Explorations
  Limited Partnership               2.3958             1.84107          2.2826

JOEL                                    --                  --          2.8806

Equital                                 --                  --          2.1639

Non-affiliated entities
Delek Drilling Limited
  Partnership                       4.0000             21.7660          8.0000

BG International Ltd.              35.0000             35.0000         35.0000

Middle East Energy (MEE) LP        15.0000             15.0000         15.0000

Total                             100.0000            100.0000        100.0000

Area (acres)                       100,000              64,250          61,800

Expiration Date                  6/14/2002           6/14/2002       6/14/2030


* The license was scheduled to expire on June 14, 2000; however, due to a gas discovery, the license was extended to June 14, 2002.

** The license expired on June 14, 2000; however, due to a gas discovery, a 30 year lease covering an area of approximately 250 square kilometers (including the area of the gas discovery) was granted in June 2000.

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

(3) All of the Petroleum Assets are subject to a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

                      Marine Licenses/ Preliminary Permits

Name of Participant     Marine North A    Marine North B    Marine Center     Marine South   Marine South B
Company                         1                 1                  1                 1              1

Isramco Negev 2
Limited Partnership            79                79                 59                59             59

Modein Energy Limited
Partnership                    20                20                 10                10             10

Naphtha Explorations
Limited Partnership            --                --                 15                15             15

I.O.C. Limited
Partnership                    --                --                 15                15             15

Total                         100               100                100               100            100

Acres                       91,000           51,150             48,000            35,200          9,800

Expiration Date            12/3/03          12/3/03            12/3/03            7/8/01         7/8/01

                    Overriding Royalties held by the Company

      The Company holds overriding royalties in certain petroleum assets. Additionally, in connection with the BG Transaction, the Company is entitled to receive from each member of the Isramco Group overriding royalties equal to 2% of each such member's rights to any oil/gas produced within the existing offshore licenses or within any new licenses or to any oil or gas rights which may be obtained in lieu of existing offshore licenses. The Company holds the following Overriding Royalties:

                          TABLE OF OVERRDDING ROYALTIES

From The Limited Partnership On the first 10% of the Limited Partnership's Share of the following Petroleum Licenses

                            Before Payout             After Payout
                            -------------             ------------
Med Tel Aviv License*           1.06%                   13.83%
Med Yavne License**             1.06%                   13.83%
Med Ashdod License***           1.06%                   13.83%
Med Hadera License*             1.06%                   13.83%
Med Hasharon License*           1.06%                   13.83%
Yam Ashdod Carveout             1.06%                   13.83%
Shederot License**              5.00%                   13.00%

From JOEL
                            On 8% of JOEL's Interest

                            Before Payout             After Payout
                            -------------             ------------
Yam Ashdod Carveout              2.5%                    12.5%

From Delek Oil Exploration Ltd.
 (DOEX) (1)(2)                       On 6% of DOEX's Interest

                            Before Payout             After Payout
                            -------------             ------------
Yam Ashdod Carveout              2.5%                    12.5%

From Naphtha, Naphtha Exploration LLP, Joel, Equital, IOC Limited Partnership

And Equital On oil and/or gas produced on existing offshore licenses and new licenses issued in respect of expiring Med License
                                       2%

To IOG      On Certain petroleum rights held by Limited Partnership
                                       5%

* The license expired on June 14, 2000.

** The license was scheduled to expire on June 14, 2000; however, due to a gas discovery, the license was extended to June 14, 2002.

*** The license expired on June 14, 2000; however, due to a gas discovery, a 30 year lease covering an area of approximately 250 square kilometers (including the area of the gas discovery) was granted in June 2000.

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

Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts

Israel

      The Med Licenses comprise the Med Tel Aviv License, the Med Yavne License, the Med Hadera License, the Med Ashdod License and the Med Hasharon License. In June of 1996, the boundaries of the Med Ashdod License were modified to include the area of the structure on which the Yam 1 and Yam 2 wells were drilled, as well as, another additional structure. The participants in the Negev Med License have delineated the Yam Ashdod Carveout Area within the Med Ashdod License and this Carveout Area includes all of the areas, which were transferred from the Negev Ashquelon License. Each participant's share in this new Carveout is the same as it was in the Yam Carveout Venture (which was part of the Negev Ashquelon License). The activities of the Yam Ashdod Carveout Venture, including the accounts and expenses of the Carveout, are reported separately. No operating fee is charged under the Joint Operating Agreement with respect to the Med Ashdod License Area outside of the Yam Ashdod Carveout.

      By their terms, unless any gas or oil finds were discovered, each of the Med Licenses were scheduled to expire on June 14, 2000. The Med Ashdod License (encompassing the Nir 1 well) was extended through June 14, 2002 and a 30 year lease was granted respecting the Or 1 and Or South 1 wells (within the Med Yavne License area). The Med Tel Aviv, Med Hadera and Med HaSharon Licenses expired on June 14, 2000.

Sale of Interests to British Gas

      On October 20, 1999, the Company and the other Med Licenses participants (collectively, the "Isramco Group"), entered into an agreement with BG International Limited, a member of the British Gas Group ("BG"), for the acquisition by BG from the Isramco Group of a 50% participation interest in the Med Licenses in Israel and BG's replacement of the Company as operator of the Med Yavne License and any new license issued in respect of the other Med Licenses scheduled to expire in June 2000 (the " BG Transaction").

      Under the terms of the BG Transaction, BG replaced the Company as operator of the Med Yavne license as of January 1, 2000. The Company continued to serve as operator of each of the remaining Med Licenses on the same terms and conditions until each such license's expiration in June 2000. Other than for the Med Yavne License, BG was not required to pay to the Company its share of any administrative overhead in respect of the remaining Med Licenses which expired in June; BG pays to the Company such amount in respect of the extended Med Asdod license.

      Pursuant to the BG Transaction, the Company and BG are to coordinate their respective efforts in consolidating and completing work programs in respect of the areas included within the Med Licenses (other than for Med Yavne) for the purpose of jointly applying for new oil licenses in replacement of the expiring Med Licenses. However, as of June 2000, the Israeli Petroleum Commissioner announced a freeze on the processing of all new oil and gas applications pending further notice. The Company is unable to estimate when, if ever, such freeze will be terminated.

      In consideration of the Company's performance of its obligations under the BG Transaction, BG paid to the Company approximately $3.8 million Additionally, upon the issuance of each of the three first new licenses, if any, which may be obtained in lieu of the expiring Med Licenses, the Company is entitled to a payment of approximately $1.7 million (or a total of approximately $5 million if all licenses are obtained). However, given the freeze by the Petroleum Commissioner of processing of all new applications, management is unable at the present time to assess the likelihood of a grant of new licenses in respect of the Med Licenses that have already expired.

      With respect to the Med Yavne license, the Joint Operating Agreement has been revised to provide, among other things, that the Company will furnish to BG consulting services of an administrative and technical nature. In consideration therefor, the Company is entitled to a monthly fee equal to $10,000. The Company is entitled to receive from each member of the Isramco Group overriding royalties equal to 2% of each such member's rights to any oil and/or gas which is produced within the existing offshore licenses or within any new licenses or within other oil and gas rights which may be obtained in lieu of these offshore licenses.

Exploration Efforts in Israel

      In the course of 1999 and 2000, the Company discovered three gas fields offshore Israel, the "Or " and "Or South" (within the Med Yavne License) and "Nir " (within the Med Ashdod License).

Med Yavne

      In October 1999, the "Or 1" well (within the Med Yavne license area) was spudded to a depth of 2,000 meters (approximately 6,540 feet). The production tests, which were completed in November 1999, reflected an initial gas production flow rate of 21 million cubic feet a day. In February 2000, a preliminary estimate for the gas "in place" at Or 1 placed the figure at 107 billion cubic feet. In the first quarter of 2000, a 3D seismic survey was conducted in the Med Yavne License area. Subsequent to the drilling of "Or 1", "Or South" was drilled in a separate structure. Gas was discovered in the Or South field but was not tested.

      Based on the gas discovery, in June 2000, the Israel Petroleum Commissioner advised the license participants that they had been granted a 30 year lease respecting 250 square kilometers (approximately 62,000 acres) of the Med Yavne license area (hereinafter, the "Or Lease"), subject to certain conditions, which conditions include (i) completion of the processing and interpretation of the results of the seismic 3D survey and the identification of gas prospects (if any), all by May 1, 2001, (ii) the commencement of the drilling of at least one well by July 1, 2001 and the (iii) presentation of a work plan regarding the exploration activities on the leasehold. The license with respect to the remaining area has expired in June 2000. BG is the operator of the 30 year lease.

      In the course of 2000, the processing and interpretation of the 3D seismic survey were performed and, based on these results, a detailed mapping of the gas discoveries, as well as a number of additional gas prospects in the leasehold, were drawn up.

      The Company's participation share of the Or Lease is comprised of 0.4585%.

Med Ashdod

      In April 2000, a 3D seismic survey was conducted in the southern portion of the Med Ashdod License area and, based on the results of the survey, the participants decided to commence drilling for gas in the Yam Ashdo Carveout area. Drilling of the Nir 1 well (within the area covered by the "Yam Ashdod" carveout delineated by the participants in Med Ashdod License area) commenced in June 2000. The Nir 1 well is situated approximately 17 kilometers (approximately
10.6 miles) off the coast of Israel. Production tests were undertaken and results indicated a daily gas flow rate of up to 15 million cubic feet. Test results were further analyzed by an independent engineering consulting firm. A reserves study was completed in October 2000 and the estimated total gas reserves (in place) in the Nir 1 well were placed at 274 billion cubic feet of natural gas.

      Based on the Nir I discovery, the Israeli Petroleum Commissioner extended the duration of the Med Ashdod License to June 14, 2002. The extension specifies, among other things, the following: (i) that the processing and interpretation of the results of the 3D survey to be completed by October 1, 2001, (ii) a work program for the development of the discovered gas site to be presented by December 1, 2001, (iv) the drilling of a well by May 1, 2002.

      In addition, the Company, as operator of the license, presented in October 2000 to the license participants, a work program covering the (i) mapping of gas objectives based on a seismic 3-D survey previously performed with respect to the southern part of the license and (ii) shooting of a new 3-D seismic survey covering the Yam structure in the northern and central part of the license and the mapping of two deep oil prospects. The participants were requested to approve the work program and a budget of $3.1 million, which approval was obtained in November 2000.

      A 3D survey covering an area comprised of 190 kilometers (approximately 119 miles) covering the yam structure was completed in October 2000. The results were processed and are currently being interpreted.

Award of New Licenses

Marine North

      In June 1999, the Company was awarded a preliminary permit referred to as the "Marine North/ 164" covering an area of 575 square kilometers off shore Israel. The permit included a preferential right to obtain a license. In April 2000, the participants approved an AFE in the amount of $1,167,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000. Preliminary results of the survey were processed.

      In response to the Company's application, the Israeli Petroleum Commissioner issued in December 2000 two licenses in respect of the area covered by the permit (hereinafter, collectively, the "Marine North Licenses"), "Marine North A" and "Marine North B", which licenses continue in effect through December 3, 2003. The Company holds a 1% interest in each of the Marine North Licenses and the remaining interests are held by affiliated entities. The Company serves as operator of each of the Marine North Licenses.

Marine Center

      On September 21, 1999, the Company was awarded an additional preliminary permit, "Marine Center" covering an area of 194 square kilometers. The permit included a preferential right to obtain a license. In April 2000, the participants approved an AFE in the amount of $776,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000. The results were processed and interpreted. Preliminary results indicate the presence of gas prospects.

      In December 2000, Israeli Petroleum Commissioner issued a license in respect of the area covered by the permit (hereinafter, the "Marine Center License"), which license continues in effect through December 3, 2003. The Company holds a 1% participation interest in the Marine Center License and the remaining interests are held by affiliated entities. . The Company serves as operator of the Marine Center License.

      The drilling of Romi 1 reached a depth of approximately 1,500 meters. After the analysis of the logs, it was determined to plug and abandon Romi 1.

Offshore Preliminary Permits - Marine South & Marine South B

      In January 2000, the Company was awarded an offshore preliminary permit known as "Marine South", covering an area of approximately 142 square kilometers offshore Israel and an additional permit known as "Marine South B", covering an area of approximately 40 square kilometers offshore Israel . The permits expire on July 8, 2001. The permits include a preferential right to obtain a license. The Company serves as operator of the permits and holds a 1% participation interest in the permit; the remaining participation interests are held by affiliated entities.

      A budget (AFE) of $310,000 was approved in July 2000. A 2D seismic survey was performed and the survey results were processed and are currently being interpreted.

Summary of Exploration Efforts in the United States

      The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC "Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns working and operated and non-operated varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2000 are approximately 125,000 net barrels of proved developed producing oil and 3,700 MMCFs of proved developed producing and natural gas. Jay Mangement acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

      In July 2000, Jay Management, as operator of Hoover No. 2 well, commenced drilling for gas in Garfield County, Oklahoma. Jay Petroleum holds a 75% participation interest in the well. The drilling budget is approximately $300,000. Initial test flow indicated rates of 600 MCF per day. The well has been connected to pipeline and production has commenced.

      The Company entered into a 3 year supply agreement for the sale of the gas to unaffiliated third parties at prevailing market prices.

Summary of Exploration Efforts in the Congo

      The oil and gas properties in the Congo consisted of the Marine III Exploration Permit and the Talipia Exploitation Permit. Drilling on an onshore well, the Tilapia-Land 1 within the Tilapia permit, commenced in September 2000. A budget of approximately $3.8 million (inclusive of production tests) was approved. An offshore well, Tilapia-1, previously drilled by ELF, tested oil at a rate of 2,000 barrels per day, from a sandstone reservoir. Based on the results of the production tests that were performed on the well, the license participants decided to plug and abandon the well.

      Following the plugging and abandonment of the Tilapia-1, the Company elected to abandon the Tilapia permit in the Congo, in which the Company held a 50% participation interest; the remaining participation interest is held by an affiliated entity. The acquisition cost to the Company of the Tilapia Permit was reflected on the Company's at December 31, 1999 at approximately $2.55 million. The aggregate amount expended by the Company in connection with the Tilapia permit (including the foregoing acquisition costs) was approximately $4.4 million (which amount included the $2.55 million expended in the initial acquisition of the permits). The Company charged approximately $1.9 million to oil and gas exploration costs and $2.55 to impairment expenses for the year 2000 as a result of the plugging and abandoning of the Tilapia Permit.

      In December 2000, the Company entered into an agreement with Naphtha Israel Petroleum Corp. Ltd. ("Naphtha Israel") and I.O.C. Israel Oil Company Ltd. ("IOC"), each an affiliated entity and a limited partner in Naphtha Congo
(1995) Limited Partnership, another affiliated entity (hereinafter, the "Congo Limited Partnership"), to purchase each of Naphtha Israel's and IOC's respective interests in the Congo Limited Partnership. The Congo Limited Partnership holds a 5% working interest in the "Marine 9" license located off-shore Congo (hereinafter, the "Marine 9 License"). Following the purchase, the Company became the sole limited partner in the Congo Limited Partnership and holds 99.9% of the Congo Limited Partnership's rights and interests in the Marine 9 License. The remaining participants in the Marine 9 License are recognized well-known oil companies. The general partner of the Congo Limited Partnership will remain Naphtha Congo Ltd., an affiliated entity.

      The interests were purchased for a total consideration payable by the Company of $800,000 and an undertaking to pay royalties to the sellers (and/or their designees) from net revenues generated therefrom at the rate of 17.5% of such revenues. In connection with this acquisition, the Company received a Fair Market Value Letter from an independent petroleum engineer with regard to the interests being purchased in the Congo Limited Partnership.

      The budget for year 2001 which the participants approved is estimated at $19 million and provides for the drilling of one well.

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

                                    EMPLOYEES

      As of March 31, 2001, the Company had six (6) employees at its Branch Office in Israel and three (3) employees in its offices in Houston, Texas.

Item 2. OFFICES

Israel

      The Company leases office space from Naphtha at 8 Granit St., Petach Tikva. In 2000, the Company paid Naphtha $9,125 for rental space, office services, secretarial services and computer services. The Company believes that the payment for the above services are reasonable compared to other similar locations.

United States

      The Company maintains offices in Houston, Texas. The Company has a lease for office premises (approximately 2,015 square feet) at 11767 Katy Freeway, Houston, TX 77079 expiring October 2003 with a monthly rental of $2,854.

Item 3. Legal Proceedings

      The Company, together with Naphtha Congo Ltd., an Israeli and related entity ("Naphtha Congo") and Naphtah Israel Petroleum Corp., an Israeli and related entity ("Naphtha Israel") received notice from counsel for a contractor who provided drilling services in the Tilapia permit ("Contractor") of a claim by Contractor against Naphtha Congo of approximately $1.2 million in respect of drilling services rendered. The Contractor and Naphtha Congo entered into a drilling agreement in October 2000 with respect to the Tilapia 1 well. Naphtha Congo is authorized to represent the Company and Naphtha Israel, each of which holds a 50% participation interest in the joint venture holding the rights in the Tilapia permit. Drilling was commenced in the third quarter of 2000 and, based on production tests, the license participants decided to plug and abandon the Tilapia 1 well. Naphtha Congo represents the Company and Naphtha Israel, a related party. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Congo".

      Naphtha Congo disputes the amount claimed and has claimed offsetting damages caused to it by the Contractor. Naphtha Congo is currently attempting to resolve this matter, though no assurance can be provided that it will be successful in achieving such resolution. The Contractor has threatened to commence legal action unless this matter is resolved to its satisfaction and has threatened to levy against the assets of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on October 24, 2000 and the shareholders voted as to the following: (a) election of Haim Tsuff, Jackob Maimon, Tina Maimon Arckens, Professor Avihu Ginzburg and Professor Linda Canina as directors to serve for a term of one (1) year or until his/her successor is duly elected and (b) the approval of the firm of KPMG LLP as Company auditors for the year ended December 31, 2000. All matters were approved at the meeting.

      Results of the vote were as follows:

                     For                Against         Abstain
                  ---------             -------         -------

1. Directors      1,371,650                 100              --
2. Auditors       1,371,650                 100              --

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The number of record holders of the Company's Common Stock on March 31, 2001 was approximately 827 not including an undetermined number of persons who hold their stock in street name.

      The high and low bid prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below. These over-the-market quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                  Common Stock

Quarter Ended                                      High                  Low

2000

March 31                                           $6 1/16              $3 11/32
June 30                                            $5 3/4               $4 21/32
September 30                                       $6 5/8               $5
December 31                                        $6 7/8               $5 1/8

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

Item 6. Selected Consolidated Financial Data

      The data presented below with respect to the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Report and Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            2000             1999             1998           1997           1996
Operator's fees                                         $     1,265      $     1,744      $       720     $      461     $      468
Oil and Gas Sales                                       $     2,080      $     1,107      $     1,410     $    2,001     $       --
Interest income                                         $     1,277      $     1,011      $       557     $    1,085     $    1,175
Office services to related parties and other            $     1,018      $       881      $       613     $      483     $      464
Equity in earnings of investees                         $        64      $      (107)     $        16     $       39     $       --
Reinbursement of exploration cost                       $        --      $        --      $       255     $       --     $       --
Gain from sale of oil and gas properties
     and equipment                                      $         6      $        17      $       931     $       --     $       --
Gain (Loss) on marketable securities                    $        (9)     $     1,264      $      (973)    $     (272)    $      706
Other                                                   $        --      $        13      $        --     $       --     $       --
Realized gain on investment in affiliate                $        --      $       100      $        --     $       --     $       --
Gain on BG Transaction                                  $     3,626      $        --      $        --     $       --     $       --
Impairment of oil & gas properties                      $     2,550      $        --      $       571     $       12     $       --
Impairment of Investment                                $       400      $        --      $        --     $       --     $       --
Exploration costs                                       $     2,956      $       154      $        81     $       11     $       34
Lease operating expenses and severance taxes            $       630      $       469      $       883     $      972     $       --
Depreciation, depletion and amortization                $       443      $       609      $       815     $      684     $       37
Operator expense                                        $       634      $       514      $       487     $      507     $      656
General and administrative expenses                     $     1,740      $     1,061      $     1,196     $    1,289     $    1,254
Interest Expense                                        $        55      $       157      $       326     $      341     $        2
Income tax expense (benefit)                            $      (383)     $       221      $        38     $       --     $       --
Net Income (loss)                                               302            2,845             (851)           (14)           830
                                                        ===========      ===========      ===========     ==========     ==========
Earnings (loss) per common share - basic                $      0.11      $      1.08      $     (0.32)    $    (0.01)    $    (0.31)
                                                        ===========      ===========      ===========     ==========     ==========
Earnings (loss) per common share - diluted              $      0.11      $      1.08      $     (0.32)    $    (0.01)    $    (0.31)
                                                        ===========      ===========      ===========     ==========     ==========
Weighted average number of common outstanding - basic     2,639,853        2,639,853        2,639,853      2,634,853      2,649,475
                                                        ===========      ===========      ===========     ==========     ==========
Weighted average number of common outstanding - diluted   2,706,731        2,639,853        2,639,853      2,639,853      2,649,475
                                                        ===========      ===========      ===========     ==========     ==========

                                                                                         December 31,
                                                        ---------------------------------------------------------------------------
                                                            2000             1999             1998           1997           1996
Balance Sheet Data
Total assets                                            $    27,843      $    30,764      $    24,486     $   26,783     $   23,263
Total liabilities                                       $     1,378      $     4,467      $     2,422     $    3,868     $      335
Shareholders' equity                                    $    26,465      $    26,297      $    22,064     $   22,915     $   22,928

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

Liquidity and Capital Resources

      Working capital (current assets minus current liabilities) was $16,265,000 and $15,142,000 at December 31, 2000 and 1999, respectively.

      Net cash flow provided by operating activities was $1,511,000 and $1,789,000 in 2000 and

1999, respectively.

      Net cash used in investing activities in 2000 was $2,715,000 compared to $341,000 in 1999. The cash used in 2000 was primarily attributable to purchases of marketable securities, investments in affiliates and oil and gas property costs in the Congo and in the United States, offset by proceeds from sale of marketable securities and from BG transaction. The cash used in investing activities in 1999 was primarily attributable to purchases of marketable securities and investment in affiliates, offset by sales of such investments and proceeds from BG transaction.

      Capital expenditures for property and equipment were $2,337,000 and $177,000 in 2000 and 1999, respectively.

      In May 2000, an indebtedness of Jay in the amount of $1,404,000 under a bank loan facility of $10 million from Comerica Bank-Texas was repaid in full.

      In June 2000, the Company established IsramTec, Inc., a Delaware corporation and wholly-owned subsidiary (hereinafter, "IsramTec") for purposes primarily of identifying and investing in promising high-tech ventures. The Company intends to remit to IsramTec, in the Company's sole discretion and as needed from time to time, up to $2.5 million to enable such investments by IsramTec. In July 2000, IsramTec invested approximately $400,000 in a high tech venture by way of the purchase of 5% convertible promissory notes issued by such venture, convertible at the discretion of IsramTec, under certain conditions, into equity capital of such venture. During December 2000, the Company determined the investment to be impaired and, accordingly, charged $400,000 to impairment expenses.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      The Company reported net income of $302,000 ($0.11 per share) in 2000 compared to a net income of $2,845,000 ($1.08 per share) in 1999. The decrease in net income in 2000 compared to 1999 is primarily attributable to the abandonment of the Tilapia Permit in the Congo and related exploration and impairment expenses.

      Set forth below is a break-down of these results.

United States

Oil and Gas Volume and Revenues (in thousands)

                                                           2000             1999
                                                           ----             ----
Oil Volume Sold (Bbl)                                        23               23

Gas Volume Sold (MCF)                                       431              410

Oil Sales ($)                                               618              310

Gas Sales ($)                                             1,462              797

Average Unit Price

Oil ($/Bbl) *                                             26.87            13.48
Gas ($/MCF) **                                             3.39             1.90

*  Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 Cubic Feet

Israel

The Offshore Licenses

      During 2000, approximately $139,000 was expended by the Company in respect of the Offshore Licenses compared to $173,000 in 1999.

Operator's Fees

      In 2000 the Company earned $1,265,000 in operator fees, compared to $1,744,000 in 1999. In 2000, the operator fees were primarily attributable to the drilling of the Nir 1 and Romi 1 wells. In 1999, the operator fees were primarily attributable to the drilling of the Yam West 2, Or 1 and Or South wells.

Oil and Gas Revenues

      In 2000 and 1999 the Company had oil and gas revenues of $2,080,000 and $1,107,000, respectively. The increase is due mainly to the increase in gas and oil prices.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $630,000 and $469,000 for 2000 and 1999, respectively. The increase in lease operating expenses and severance taxes is primarily due to the workovers performed in connection with producing wells.

Interest and dividend Income

      Interest income during the year ended December 31, 2000 was $1,277,000 compared to $1,011,000 for the year ended December 31, 1999.

Gain on Marketable Securities

      In 2000, the Company recognized net realized and unrealized losses on marketable securities of $9,000 compared to net realized and unrealized gains of $1,264,000 in 1999.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Gain on BG Transaction

      During 2000, the Company completed its transaction with BG International Limited, a member of British Gas Group ("BG") which included the sale of participation interests in certain licenses offshore Israel to BG and BG's replacement of the Company as operator on Med Yavne license. As a result of the transaction, the Company recognized a gain of approximately $3,626,000.

Operator Expenses

      There was no material change in operator costs in 2000 compared to 1999.

Exploration and Impairment of Oil & Gas Assets.

      In 2000, the Company expended approximately $1,900,000 in connection with the drilling in the Tilapia Permit in the Congo. Subsequently, upon the Company's abandonment of the Tilapia Permit, the Company recorded an impairment of oil and gas assets in the amount of $2.55 million, which represents the acquisition cost to the Company of the Tilapia Permit. In connection with the purchase by the Company of certain affiliates' interest in Naphtha Congo L.P. (which holds a 5% working interest in the Congo), the Company recorded $800,000, representing the cash purchase price paid for such interest, to exploration costs, as such payment represents a reimbursement of exploration costs previously expensed by the Company affiliates.

General and Administrative Expenses

      In 2000, the Company charged $1,740,000 to general and administrative expenses compared to $1,061,000 charged for 1999. The increase is primarily attributable to the compensation of senior personnel and bonuses awarded to senior officers.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      The Company reported net income of $2,845,000 ($1.08 per share) in 1999 compared to a net loss of $851,000 ($0.32 per share) in 1998. The net income in 1999 compared to the loss in 1998 is primarily attributable to increased operator fees resulting from the offshore drilling with the Med Yavne license, gains attributable to marketable securities and decreases in operating expenses.

      Set forth below is a break-down of these results.

United States

Oil and Gas Volume and Revenues   (in thousands)

                                                           1999             1998
                                                           ----             ----
Oil Volume Sold (Bbl)                                        23               31

Gas Volume Sold (MCF)                                       410              523

Oil Sales ($)                                               310              395

Gas Sales ($)                                               797            1,015

Average Unit Price

Oil ($/Bbl) *                                             13.48            12.74
Gas ($/MCF) **                                             1.90             1.94

*   Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**  MCF - 1,000 Cubic Feet

Israel

The Licenses

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

Oil and Gas Revenues

      In 1999 and 1998 the Company had oil and gas revenues of $1,107,000 and $1,410,000, respectively. The decrease is due mainly to the sale of producing wells during 1998.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $469,000 and $883,000 for 1999 and 1998, respectively. The decrease in lease operating expenses and severance taxes is due to the sale of gas and oil wells with relatively high operating costs.

Interest Income

      Interest income during the year ended December 31, 1999 was $1,011,000 compared to $557,000 for the year ended December 31, 1998. The increase is primarily attributable to Interest earned on marketable securities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk, including adverse changes in commodity prices.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the captions "Election of Directors" and "Compliance with
Section 11(A) of the Securities Exchange Act of 1934". The "2001 Proxy Statement" refers to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended , prior to April 30, 2001.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the captions "Executive Compensation."

Item 12. Security Ownership of Directors, Officers and Key Employees

      The information required by this item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the captions "Certain Relationships and Related Transactions".

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

Item 13. Exhibits and Reports on Form 8-K and Financial Statements

      (a) Exhibits

3.1 Articles of Incorporation of Registrant with all amendments filed as an Exhibit to the S-l Registration Statement, File No. 2-83574.

3.2 Amendment to Certificate of Incorporation filed March 17, 1993, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.

3.4 By-laws of Registrant with all amendments, filed as an Exhibit to the S-l Registration Statement, File No. 2-83570.

4.1 Form of Deposit Agreement, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.

10.1 Oil Marketing Agreement, filed as Exhibit with the S-l Registration Statement, File No. 2-83574.

10.2 License Agreement dated February 29, 1984 between the Company and Petronav, Inc., filed as an Exhibit to Form 10-K Fiscal 1984, and incorporated herein by reference.

10.3 Consulting Agreement dated April 1, 1985 between the Company and Elmco Holdings Limited (subsequently assigned by Elmco Holdings Ltd. to H.G. Finance Ltd.), filed as an Exhibit to Form 10-K Fiscal 1985, and incorporated herein by reference.

10.4 Employment Agreement and Stock Option Agreement dated March 1, 1985 between the Company and William W. Houck, filed as an Exhibit to Form 10-K Fiscal 1985, and incorporated herein by reference (now expired).

10.5 Farmout Agreement dated March 30, 1986 between the Company and Naphtha Israel Petroleum Corp. Ltd., filed as an Exhibit to Form 10-K Fiscal 1986, and incorporated herein by reference.

10.6 Exchange Agreement dated May 22, 1986 between the Company and SSE (UK), filed as an Exhibit to Form 8-K for the month of May 1986 and incorporated herein by reference.

10.7  Assignment Agreement dated as of May 5, 1988 between the Company and SSE
      (UK), filed as an Exhibit to Form 8-K for the month of June 1988 and incorporated herein by reference.

10.8 Joint Venture Agreement and Joint Operating Agreement dated June 30, 1988 by and among HEI Oil and Gas Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., Delek Oil Exploration Ltd., Delek, The Israel Fuel Corporation Ltd., the Company, Southern Shipping and Energy (U.K.), Naphtha, Israel Petroleum Company Ltd., Oil Exploration of Pat Ltd., LPS Israel Oil Inc., Donesco Venture Fund One, a Limited Partnership and Mazaloil Inc. filed as an Exhibit to Form 8-K for the month of September 1988.

10.9 Agreement(re: Negev Joint Venture No. 2 - Assignment of Interest) dated December 9, 1988 between the Company and Southern Shipping and Energy (U.K.), filed as an Exhibit to Form 8-K for the month of November 1988 and incorporated herein by reference.

10.10 Amendment No. 1 to Agreement (re: Negev Joint Venture No. 2 - Assignment of Interest) with Southern Shipping and Energy (U.K.) dated January 12, 1989 between the Company and Southern Shipping and Energy (U.K.), filed as an Exhibit to Form 8-K for the month of January 1989 and incorporated herein by reference.

10.11 Management Services Agreement dated November, 1988 and effective as of July 1, 1988 between the Company and H.G. Finance Ltd., filed as an Exhibit to Form 10-Q for the Company for the quarter ending September 30, 1988 and incorporated herein by reference.

10.12 Grant Agreement with the Government of Israel, undared, between the Company and the Government of Israel on behalf of the State of Israel, filed as an Exhibit to Form 10-Q for the Company for the period ending September 30, 1988 and incorporated herein by reference.

10.13 Translated from Hebrew, Transfer of Rights Agreement between the Company and Isramco-Negev 2 dated March 5, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

10.14 Translated from Hebrew, Limited Partnership Agreement between Isramco Oil and Gas Ltd. and Isramco Management (1988) Ltd. dated March 2, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

10.15 Translated from Hebrew, Trust Agreement between Isramco Management (1988) Ltd. and Kesselman and Kesselman dated March 3, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

10.16 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

10.17 Consulting and Option Agreement dated March 17 1989 between the Company and M.H. Meyerson & Co., Inc., filed as an Exhibit to Form 8-K dated March 20, 1989 and incorporated herein by reference.

10.18 Agreement dated as of March 30, 1989 between the Company and SSE (U.K.) and filed as an Exhibit to Form 8-K for the month of June 1989 and incorporated herein by reference.

10.19 Consulting and Option Agreement dated December 4, 1989 between the Company and Ladenburg, Thalmann & Co., Inc., filed as an Exhibit to Form 8-K for the month of December 1989.

10.20 Amendment No. 1 to the Negev 2 Venture Agreement made as of August 1, 1989 and Amendment No. 2 to the Negev 2 Venture Agreement made as of September 22, 1989 by and between the Negev 2 Venture Participants, filed as an Exhibit to the Post-effective Amendment No. 8 to Form S-l Registration Statement. File No. 2-83574.

10.21 Amendment Agreement to Grant Agreement between the Company and the Government of Israel, filed as an Exhibit to this Post-effective Amendment No. 8 to Form S-l Registration Statement. File No. 2- 83574.

10.22 Amendment to Agreement between the Company and M.H. Meyerson & Co., Inc. made as of February 28, 1991, as filed as an Exhibit to Form 8-K for the month of February 1991 and incorporated herein by reference.

10.23 Stock Option Agreement dated as of May 25, 1990 between the Company and J. Jerome Williams, filed as an Exhibit to Form 8-K for the month of May, 1990 and incorporated herein by reference.

10.24 Supplement to Transfer of Rights Agreement dated July 22, 1991 between the Company and Isramco-Negev 2, Limited Partnership filed as an Exhibit to Form 8-K of the Company, dated August 27, 1991, and incorporated herein by reference.

10.25 Clarification Agreement dated March 3, 1992 between the Company and JOEL -

      Jerusalem Oil Exploration Ltd., filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.26 Underwriting Agreement dated March 11, 1992 between Isramco-Negev 2 Limited Partnership, Isramco Oil and Gas Ltd., Pat Oil Exploration Limited, JOEL -Jerusalem Oil Exploration Ltd., Isramco Management (1988) Limited, East Mediterranean Oil and Gas Limited and the Company (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.27 Assignment of Rights Agreement dated March 8, 1992 between JOEL Jerusalem Oil Exploration Ltd., Pat Oil Exploration Limited, the Company and Isramco-Negev 2 Limited Partnership (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.28 Supplement to Assignment of Rights Agreement dated March 8, 1992 between JOEL -Jerusalem Oil Exploration Ltd., Pat Oil Exploration Limited, the Company and Isramco-Negev 2 Limited Partnership (executed in Hebrew with an English translation attached), filed as an Exhibit to Form 10-K for Calendar Year ended December 31, 1991 dated March 26, 1992, and incorporated herein by reference.

10.29 Cancellation of Forfeiture and Ratification Agreement and Amendment No. 1 to Cancellation of Forfeiture and Ratification Agreement filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

10.30 Option Agreement between Isramco Resources Inc. and Naphtha Petroleum Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

10.31 Option Agreement between Isramco Resources Inc. and J.O.E.L. - Jerusalem Oil Exploration Ltd., Oil Exploration of Pat Ltd., Isramco- Negev 2 Limited Partnership and the Company filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

10.32 Equalization of Rights Agreement between Isramco-Negev 2 Limited Partnership and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd, filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

10.33 Option Agreement between Isramco Resources Inc. and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

10.34 Investment Banking Agreement filed as an Exhibit with the S-l Registration Statement, Filed No. 33-574482.

10.35 Consulting Agreement with Dr. Joseph Elmaleh dated June 20, 1995, filed as an Exhibit to Form 8-K for the month of July, 1995 and incorporated herein by reference.

10.36 Consulting Agreement with Zenith Holdings Ltd., a company which employs Haim Tsuff made May _, 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

10.37 Termination Agreement between the Company and Danny Toledano made as of the 23rd day of June 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

10.38 Non-Compete Agreement between the Company and Danny Toledano made as of the 23rd day of June 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

10.39 Consulting Agreement between the Company and Danny Toledano made as of the 23rd day of June 1996, filed as an Exhibit to Form 8-K for the month of June, 1996 and incorporated herein by reference.

10.40 Termination Agreement between the Company and Dr. Joseph Elmaleh dated April 16, 1996, filed as an Exhibit to Form 10-Q for the three month period ending March 31, 1996 and incorporated herein by reference.

10.41 Agreement by and among Naphtha Congo Ltd., Equital Ltd. and the Company dated September 4, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference.

10.42 Amendment to Consulting Agreement between Goodrich Global L.T.D. B.V.I. and the Company dated December _, 1997, filed as an Exhibit to Form 8-K for the month of December, 1997 and incorporated herein by reference.

10.43 Consulting Agreement between Romulas Investment Ltd. and the Company dated August _, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference, assigned by Romulas Investment Ltd. on December 31, 1997 to Remarkable Holdings Ltd.

10.44 Settlement Agreement and Release dated March _, 1998 between Reuven Hello, Jay Resources Corporation, Jay Natural Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Claimants and the Company, NIR Resources Inc., Jay Petroleum LLC and Jay Management Company LLC, as Respondents, filed as an Exhibit to Form 8-K for the month of March, 1998 and incorporated herein by reference.

10.45 Inventory Services Management Agreement dated December _, 1997 between the Company and Equital Ltd. filed herewith as Exhibit 10.70.

10.46 Consulting Agreement dated August 20, 1997 between the Company and JFC Enterprises, LLC filed herewith as Exhibit 10.71.

10.47 Formout Agreement dated October 29, 1999 between the Company and Isramco Negen 2 Limited Partnership, J.O.E.L - Jerusalem Oil Exploration Ltd., Equital Ltd, Naphtha Exploration Limited Partnership, Naphtha Israel Petroleum Corp. Ltd., INOC - Dead Sea Limited Partnership and BG. International Ltd., filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

10.50 Consulting Agreement dated as of November 1, 1999 between the Company and Worldtech, Inc.

      (b)   Reports on Form 8-K

            (i) Report on Form 8-K dated December 11, 2000.

            (ii) Report on Form 8-K dated June 23, 2000.

      (c)   Financial Statements

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

Date: April 12, 2001

      In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature                     Capacity                     Date

Jackob Maimon                 Director, President          April 12, 2001
/s/ Jackob Maimon

Tina Maimon Arckens           Director and Secretary       April 12, 2001
/s/ Tina Maimon Arckens

Prof. Avihu Ginzburg          Director                     April 12, 2001
/s/ Prof. Avihu Ginzburg

Prof. Linda Canina            Director                     April 12, 2001
/s/ Prof. Linda Canina

Eyal Gibor                    Director                     April 12, 2001
/s/ Eyal Gibor

Max Pridgeon                  Director                     April 12, 2001
/s/ Max Pridgeon

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report .............................................   F-1

Consolidated Balance Sheets at December 31, 2000 and 1999 ................   F-2

Consolidated Statements of Operations for the years ended December 31,
2000, 1999 and 1998 ......................................................   F-3

Consolidated Statements of changes in Shareholders' Equity and
Comprehensive Income for the years ended December 31, 2000, 1999 and 1998    F-4

Consolidated Statements of Cash Flows for the years ended December 31,
2000, 1999 and 1998 ......................................................   F-5

Notes to Consolidated Financial Statements ...............................   F-6


                                      (i)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Isramco, Inc.:

      We have audited the accompanying consolidated balance sheets of Isramco, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG

Houston, Texas
March 31, 2001

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                        December 31,
                                                                        ------------
                                                                       2000        1999
                                                                   --------    --------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                      $ 12,706    $ 15,314
    Marketable securities, at market                                  3,526       2,692
    Accounts receivable                                                 831         381
    Prepaid expenses and other current assets                           580       1,222
                                                                   --------    --------
          Total current assets                                       17,643      19,609

Property and equipment, net (successful efforts
    method for oil and gas properties)                                2,447       4,965
Marketable securities, at market                                      3,474       3,113
Investment in affiliate                                               4,053       2,925
Covenants not to compete, less accumulated
    amortization of $450 and $410 at December 31,
    2000 and 1999, respectively                                          20          60
Deferred tax asset                                                      201          85
Other                                                                     5           7
                                                                   --------    --------
          Total assets                                             $ 27,843    $ 30,764
                                                                   ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                     --    $  1,404
   Accounts payable and accrued expenses                              1,378       1,362
   Advance payments received                                             --       1,701
                                                                   --------    --------
          Total current liabilities                                   1,378       4,467
                                                                   --------    --------
Commitments, contingencies and other matters

Shareholders' equity:
     Common stock $.0l par value; authorized
     7,500,000 shares; issued 2,669,120
     shares; outstanding 2,639,853
     at December 31, 2000 and 1999                                       27          27
     Additional paid-in capital                                      26,286      26,168
     Accumulated deficit                                               (820)     (1,122)
     Accumulated other comprehensive income -
        unrealized gain on marketable securities,
        net of taxes                                                  1,136       1,388
     Treasury stock, 29,267 shares at December 31, 2000 and 1999       (164)       (164)
                                                                   --------    --------
          Total shareholders' equity                                 26,465      26,297
                                                                   --------    --------
          Total liabilities and shareholders' equity               $ 27,843    $ 30,764
                                                                   ========    ========

See notes to the consolidated financial statements

                         ISRAMCO INC. AND SUBSIDIARRIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)

                                                                       Year ended December 31,
                                                              ----------------------------------------
                                                                  2000           1999          1998
                                                              -----------    -----------   -----------
Revenues:
    Operator fees from related parties                        $     1,265    $     1,744   $       720
    Oil and gas sales                                               2,080          1,107         1,410
    Interest and dividend income                                    1,277          1,011           557
    Office services to related parties                              1,018            881           613
    Gain from sale of oil and gas properties and equipment              6             17           931
    Gain on marketable securities                                      --          1,264            --
    Gain on BG transaction                                          3,626             --            --
    Gain on sale of investments in affiliates                          --            100            --
    Reimbursement  of exploration costs                                --             --           255
    Equity in net income of investees                                  64             --            16
    Other                                                              --             13            --
                                                              -----------    -----------   -----------
          Total revenues                                            9,336          6,137         4,502

Expenses:

    Interest expense                                                   55            157           326
    Depreciation, depletion and amortization                          443            609           815
    Lease operation expense and severance taxes                       630            469           883
    Exploration costs                                               2,956            154            81
    Operator expense                                                  634            514           487
    General and administrative                                      1,740          1,061         1,196
    Loss on marketable securities                                       9             --           973
    Equity in net loss of investees                                    --            107            --
    Impairment of oil and gas assets                                2,550             --           571
    Impairment of investment in convertible promissory note           400             --            --
                                                              -----------    -----------   -----------
          Total expenses                                            9,417          3,071         5,332
                                                              -----------    -----------   -----------

Income (loss) before income taxes and minority interest               (81)         3,066          (830)
Income tax expense (benefit)                                         (383)           221            38
Minority interest                                                      --             --            17
                                                              -----------    -----------   -----------

NET  INCOME (LOSS)                                            $       302    $     2,845   $      (851)
                                                              ===========    ===========   ===========
Earnings (loss) per common share - basic                      $      0.11    $      1.08   $     (0.32)
                                                              ===========    ===========   ===========
Earnings (loss) per common share - diluted                    $      0.11    $      1.08   $     (0.32)
                                                              ===========    ===========   ===========
Weighted average number of common outstanding - basic           2,639,853      2,639,853     2,639,853
                                                              ===========    ===========   ===========
Weighted average number of common outstanding -diluted          2,706,731      2,639,853     2,639,853
                                                              ===========    ===========   ===========

               See notes to the consolidated financial statements

                                                   ISRAMCO INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME
                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                             (in thousands except for share information)

                                                                  Additional                Accumulated
                                              Common Stock         Paid-in                     Other
                                       ------------------------   ----------   Accumulated  Comprehensive   Treasury   Shareholders'
                                         Shares         Amount     Capital       Deficit       Income        Stock         Equity
                                       ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balances-December 31, 1997              2,669,120    $       27   $   26,168   $   (3,116)           --    $     (164)   $   22,915
Comprehensive loss:
    Net loss                                   --            --           --         (851)           --            --          (851)
                                                                                                                         ----------
    Total comprehensive loss                                                                                                   (851)
                                        ---------    ----------   ----------   ----------    ----------    ----------    ----------
Balances-December 31, 1998              2,669,120    $       27   $   26,168   $   (3,967)           --    $     (164)   $   22,064
Comprehensive income:
   Net Income                                  --            --           --        2,845            --            --         2,845
   Unrealized gain on
      marketable securities, net
      of taxes                                 --            --           --           --         1,388            --         1,388
                                                                                                                         ----------
Total comprehensive income                                                                                                    4,233
                                        ---------    ----------   ----------   ----------    ----------    ----------    ----------
Balances-December 31, 1999              2,669,120    $       27   $   26,168   $   (1,122)   $    1,388    $     (164)   $   26,297
Options issued as directors'
    compensation                               --            --          118           --            --            --           118
Comprehensive income:
   Net Income                                  --            --           --          302            --            --           302
   Unrealized loss on
      marketable securities,
      net of taxes
                                               --            --           --           --          (252)           --          (252)
                                                                                                                         ----------
Total comprehensive income                                                                                                       50
                                        ---------    ----------   ----------   ----------    ----------    ----------    ----------
Balances-December 31, 2000              2,669,120    $       27   $   26,286   $     (820)   $    1,136    $     (164)   $   26,465
                                        =========    ==========   ==========   ==========    ==========    ==========    ==========

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                         Year Ended December 31,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------
Cash Flows From Operating Activities:
Net income (loss)                                                   $    302    $  2,845    $   (851)
     Adjustment to reconcile net income (loss)
      to net cash provided by operating activities:
          Depreciation, depletion, amortization and
             provision for impairment                                  2,993         609       1,386
          Dry hole costs                                               1,902          --          --
          Loss (gain) on marketable securities                             9      (1,264)      1,259
          Realized gain on investment in affiliate                        --        (100)         --
          Minority interest                                               --          --         (17)
          Gain on BG transaction                                      (3,626)         --          --
          Gain on sale of oil and gas properties and equipment            (6)        (17)       (931)
          Equity in net (income) loss of investees                       (64)        107         (16)
          Directors stock awards                                         118          --          --
          Impairment of investment in convertible promissory note        400          --          --
          Deferred taxes                                                (727)        (85)         --
          Changes in assets and liabilities:
               Accounts receivable                                      (450)       (113)        505
               Prepaid expenses and other current assets                 642      (1,015)         96
               Other                                                       2          11          15
               Accounts payable and accrued liabilities                   16         811        (364)
                                                                    --------    --------    --------
          Net cash provided by operating activities                    1,511       1,789       1,082
                                                                    --------    --------    --------
Cash Flows From Investing Activities:
     Additions to property and equipment                              (2,337)       (117)       (149)
     Purchase of Jay Petroleum, L.L.C and of Jay Management
          L.L.C, net of cash acquired                                     --         (60)        (63)
     Proceeds from sale of oil and gas properties and equipment            6          89       1,437
     Purchase of marketable securities                                (3,389)     (3,642)     (1,966)
     Proceeds from BG transaction                                      1,925       1,701          --
     Proceeds from sale of marketable securities                       2,546       4,335       3,990
     Purchase of convertible promissory note                            (400)         --          --
     Proceeds from sale of investments in affiliates                      --       1,018          --
     Proceeds from certificate of deposit                                 --          --       1,900
     Purchase of investment in affiliates                             (1,066)     (3,665)       (285)
                                                                    --------    --------    --------
          Net cash provided by (used in) investing activities         (2,715)       (341)      4,864
                                                                    --------    --------    --------
Cash Flows From Financing Activities:
     Proceeds from long-term debt                                         --          --         137
     Principal payments on long-term debt                             (1,404)       (374)     (1,584)
                                                                    --------    --------    --------
          Net cash used in financing activities                       (1,404)       (374)     (1,447)
                                                                    --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 (2,608)      1,074       4,499
Cash and cash equivalents - beginning of year                         15,314      14,240       9,741
                                                                    --------    --------    --------
Cash and cash equivalents - end of year                             $ 12,706    $ 15,314    $ 14,240
                                                                    ========    ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                            $     55    $    157    $    326
                                                                    ========    ========    ========
Cash paid during the period for taxes                               $    695    $     --    $     --
                                                                    ========    ========    ========

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- General and Summary of Significant Accounting Policies:

      [1] The Company

      Isramco Inc. and subsidiaries (the Company) is primarily engaged in the acquisition, exploration, operation and development of oil and gas properties. As of December 31, 2000, the Company owns properties in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, the Republic of Congo, Africa, and approximately a 0.5% working interest in various properties located in Israel.

      [2] Consolidation

      The consolidated financial statements include the accounts of the Company, its direct and indirect wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas) and Isramco Resources Inc., a British Virgin Islands company, its wholly owned subsidiary, Jay Petroleum, L.L.C., (Jay), Jay Management L.L.C
(Jay Management), IsramTec Inc. (IsramTec) and a wholly-owned foreign subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

      [3] Method of Accounting for Oil and Gas Operations

      The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of the well are charged to expense. The costs of development wells are capitalized whether successful or unsuccessful. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded.

      Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depreciation, depletion, amortization and provision for impairment expense for the Company's oil and gas properties amounted to approximately $2,917,000 , $450,000 and $1,255,000 for 2000, 1999 and 1998, respectively.

      [4] Marketable Securities

      Statement of Financial Accounting Standard No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purposes of selling them in the near term. Held-to-maturity securities are those securities in which the Company has both the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

[5] Investment in Affiliate

The Company accounts for its investment in an affiliated entity in which it has the ability to exercise significant influence over operating and financial policies using the equity method.

[6] Equipment

Equipment, consisting of motor vehicles, office furniture and equipment, is carried at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets.

[7] Translation of Foreign Currencies

Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas have been remeasured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. Depreciation is remeasured based on the historical dollar cost of the underlying assets. The net effects of currency translations were not material in any period.

[8] Earnings Per Share (EPS)

The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. For the year ended December 31, 2000, the Company's potential dilutive securities included dilutive stock options.

[9] Cash Equivalents

Cash equivalents include short-term investments with original maturities of ninety days or less and are not limited in their use.

[10] Noncompete Agreements

Noncompete agreements are amortized over the period to be benefited, generally from three to five years.

[11] New Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company's January 1, 2001 adoption of SFAS No. 133 had no material impact on its financial statements.

[12] Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum-engineering firm determines the Company's reserve estimates. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, 2000, approximately 32% of the Company's oil and gas reserves were attributable to non-producing reserves. Accordingly, the Company's estimates are expected to change, as future information becomes available.

As mandated under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, as described in the paragraph below. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by management's estimates for projected prices for oil and natural gas, which have typically been volatile. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

[13] Impairment of Long-Lived Assets

The provisions of SFAS No. 121 require the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of proved oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a field-by-field basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value. The Company recorded an impairment provision of $571,000 during 1998 for the excess of the carrying value of the Company's proved oil and gas properties over the estimated future discounted cash flows from such properties. There were no such impairments recognized during 2000 or 1999.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized to the extent, if any, that the cost of the property had been impaired. During 2000, the company recorded an impairment of $2,550,000 relating to its unproved properties. There were no such impairments recognized during 1999 or 1998.

[14] Income Taxes

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

[15] Oil and Gas Revenues

The Company records oil and gas revenues following the entitlements method of accounting for production, in which any excess amounts received above the Company's share is treated as a liability. If less than the Company's share is received, the underproduction is recorded as an asset. The Company's imbalance position was not significant in terms of volumes or value at December 31, 2000 and 1999.

[16] Environmental

The Company is subject to extensive Federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities are recorded at December 31, 2000 or 1999.

[17] Reclassifications

Certain amounts in prior financial statements have been reclassified to conform to the 2000 financial statements presentation.

(NOTE B) - Transactions with Affiliates and Related Parties

The Company acts as Operator for joint ventures with related parties in Israel engaged in the exploration for oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

Operator fees earned and related operator expenses are as follows:

                                                       Year Ended December 31,
                                                  ------------------------------
                                                   2000        1999        1998
                                                  ------      ------      ------
                                                         (in thousands)
Operator fees:
             Negev Med Venture .............      $   85      $  252      $  288
             Shederot Venture ..............           1          18         360
             Yam Ashdod Carveout ...........          87          65          72
             Yam West 2 ....................          --         575          --
             OR-1 ..........................          16         283          --
             OR South-1 ....................          --         509          --
             Marine North ..................          72          42          --
             Marine Center .................         396          --          --
             Marine South ..................          39          --          --
             Nir-1 .........................         569          --          --
                                                  ------      ------      ------
                                                  $1,265      $1,744      $  720
                                                  ======      ======      ======
Operator expenses ..........................      $  634      $  514      $  487
                                                  ======      ======      ======

In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the President of the Company. Pursuant to this Agreement, the Company agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Consulting Agreement is in effect through July 2001.

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

The Company paid Naphtha $6,500 per month for rent, office, secretarial and computer services from July 1998 through April 30, 2000 and $ 9,125 per month from May 1, 2000 for such services.

A subsidiary of the Company is the general partner of Isramco-Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $530,000, $580,000 and $480,000 for the year ended December 31, 2000, 1999 and
1998, respectively.

During the years ended December 31, 2000, 1999 and 1998 the Company incurred $283,000, $273,000 and $214,000, respectively, for consulting services rendered by officers/directors of the Company.

In June 1996, the Company paid its former President $200,000 in consideration for a five-year covenant not to compete and entered into a consulting agreement with a company owned by the former President.

In May of 1996, the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which had a term of two years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum in installments of $20,000 per month and in December 1997 the term was extended to May 31, 2001. The Consulting Agreement, as amended, provides that the term shall be automatically extended for an additional term of three years, commencing June 1, 2001, unless the Company has given notice at least 90 days prior to June 1, 2001 that it does not intend that the term be renewed. In the event that the Company terminates Mr. Tsuff, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

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

On December 26, 2000, the Company awarded bonuses of $100,000 to the chairman of the board, $100,000 to the president and $50,000 to the vice president.

In December 2000, the Company assumed from Naphtha Israel Petroleum Corp., I.O.C Israel Petroleum Company and affiliated entities (all commonly controlled companies) their respective interest in Naphtha Congo L.P in (which holds a 5% working interest in the Congo). In connection with this transaction, the Company paid $800,000 to these commonly controlled entities and also agreed to pay royalties of 17.5% of its net revenues associated with the working interest. The Company recorded the $800,000 paid as exploration costs because the payment represents a reimbursement of exploration costs previously expensed by the commonly controlled companies.

(NOTE C) - Investment in Affiliate

A wholly-owned subsidiary of the Company is the General Partner in the Isramco Negev 2 Limited Partnership. The daily management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders, are subject to supervision of the Supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. The Company's General Partnership interest in the Limited Partnership is 0.01% which is accounted for by the equity method of accounting

At December 31, 2000, the Company also owned 184,184,615 units (4.33%) of the Isramco Negev 2 Limited Partnership with a cost and market value of $3,989,000 and $3,145,000, respectively. At December 31, 1999, the Company owned 122,742,565 units of the Isramco Negev 2 Limited Partnership, with a cost and market value of $3,031,000 and $3,665,000, respectively. These investments are also accounted for under the equity method of accounting. During 1999, the Company sold approximately 43,100,000 units, realizing a gain of $100,000 in earnings.

Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (amounts in thousands) (unaudited):

                                       Year Ended December 31,
                                       ----------------------
Balance Sheet ......................      2000         1999
                                       ---------    ---------
   Current assets ..................   $ 105,000    $  81,000
   Other assets ....................      15,000        2,000
                                       ---------    ---------
        Total assets ...............   $ 120,000    $  83,000
                                       =========    =========

   Current liabilities .............   $   3,000    $   3,000
   Equity ..........................     117,000       80,000
                                       ---------    ---------
        Total liabilities and equity   $ 120,000    $  83,000
                                       =========    =========

                                              Year Ended December 31,
                                       -----------------------------------
Statement of Operations ............        2000         1999         1998
                                       ---------    ---------    ---------
   Income...........................   $   3,000    $  10,000    $   6,000
   Expenses.........................       6,000       13,000        5,000
                                       ---------    ---------    ---------
        Net income (loss) ..........   $  (3,000)   $  (3,000)   $   1,000
                                       =========    =========    =========

The Company's equity in net income (loss) is adjusted for the amortization of the difference between the carrying amount of the investment and its underlying equity in the net assets of the investee.

(NOTE D) - Marketable Securities

At December 31, 2000 and 1999, the Company had net unrealized gains on marketable securities of (9,000) and $8,000, respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                 December 31, 2000           December 31, 1999
                                 -----------------           -----------------
                               Cost       Market Value     Cost     Market Value
                               ----       ------------     ----     ------------
Debentures and
Convertible
Debentures                  $2,981,000    $3,015,000    $2,012,000    $1,968,000

Equity securities              529,000       511,000       517,000       569,000

Investment Trust
Fund                                --            --       155,000       155,000
                            ----------    ----------    ----------    ----------
                            $3,510,000    $3,526,000    $2,684,000    $2,692,000
                            ==========    ==========    ==========    ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities with amortized cost of $1,727,000, gross unrealized holding gains of $1,747,000 and a fair market value of $3,474,000.

Sales of marketable securities resulted in realized gains (losses) of $(18,000), $1,256,000 and $(83,000) for the years ended December 31, 2000, 1999 and 1998, respectively.

(NOTE E) - Investment in Convertible Promissory Note

In July 2000, the Company invested approximately $400,000 in a high-tech venture through the purchase of a 5% convertible promissory note issued by such venture, convertible at the discretion of the Company, under certain conditions, into equity capital of the venture. On December 31, 2000, the Company determined the investment to be impaired and recorded an impairment charge for the full amount of the note.

(NOTE F) - Oil and Gas Properties

                                                                       Total
                                                                    Capitalized
                                       Unproved        Proved          Costs
                                      -----------    -----------    -----------
Balance--December 31, 1998            $ 2,700,000    $ 4,347,000    $ 7,047,000
Acquisition costs                              --         57,000         57,000
Sale of oil and gas properties                 --       (402,000)      (402,000)
                                      -----------    -----------    -----------
Balance--December 31, 1999            $ 2,700,000    $ 4,002,000    $ 6,702,000
Acquisition costs                         127,000             --        127,000
Development costs                              --        262,000        262,000
Exploration costs                       1,902,000             --      1,902,000
Sale of oil and gas properties                 --       (252,000)      (252,000)
Dry hole costs                         (1,902,000)            --     (1,902,000)
Impairment                             (2,550,000)            --     (2,550,000)
                                      -----------    -----------    -----------
Balance--December 31, 2000            $   277,000    $ 4,012,000    $ 4,289,000
                                      ===========    ===========    ===========

In September 2000 the company drilled an exploration well within the Tilapia permit in the Congo. Based on the results of the production tests that were performed on the well, the license participants decided to plug and abandon the well. The costs of the dry hole of $1,902,000 were recorded to exploration expense during the year ended December 31, 2000. The Board of Directors of the Company decided to abandon the Tilapia permit. Accordingly, the Company recognized an impairment of unproved property costs of $2,550,000.

(NOTE G) -- Equipment

      Cost:
      Balance--December 31, 1998 ............................   $ 266,000
      Purchases .............................................      28,000
      Sales .................................................          --
                                                                ---------
      Balance--December 31, 1999 ............................     294,000
      Purchases .............................................      46,000
      Sales .................................................      (7,000)
                                                                ---------
      Balance--December 31, 2000 ............................     333,000

      Accumulated Depreciation:
      Balance at December 31, 1998 ..........................     144,000
      Depreciation expense ..................................      48,000
      Depreciation of equipment that was sold or retired ....          --
                                                                ---------
      Balance--December 31, 1999 ............................     192,000
      Depreciation expense ..................................      37,000
      Depreciation of equipment that was sold or retired ....      (7,000)
                                                                ---------
      Balance--December  31, 2000 ...........................     222,000

      Cost less accumulated depreciation--December 31, 2000 .   $ 111,000
                                                                =========
      Cost less accumulated depreciation--December 31, 1999 .   $ 102,000
                                                                =========

      Annual rates of depreciation are as follows:
         Office equipment and furniture .....................     7%--20%
         Motor vehicles .....................................    15%--30%

      A summary of property and equipment is as follows:

                                                         December, 31
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
      Unproved properties .......................   $  277,000   $2,700,000
      Oil and gas properties ....................    4,012,000    4,002,000
      Transportation equipment ..................      179,000      149,000
      Office equipment ..........................      154,000      145,000
                                                    ----------   ----------
                                                     4,622,000    6,996,000
                                                    ----------   ----------
      Less accumulated depletion, depreciation,
        amortization and provision for impairment    2,175,000    2,031,000
                                                    ----------   ----------
                                                    $2,447,000   $4,965,000
                                                    ==========   ==========

(NOTE H) - Shareholders' Equity

The Company declared a one-for-ten reverse stock split during 1998. The effect of the reverse stock split has been reflected in all share and per share amounts in the accompanying consolidated financial statements.

EPS Computation

SFAS No. 128, "Earnings per share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                                          For the year ended December 31,
                                    ----------------------------------------------------------------------------
                                              2000                     1999                       1998
                                    ----------------------------------------------------------------------------
                                      Income        shares      Income       shares       Income        shares
                                    ----------    ---------   ----------    ---------   ----------     ---------
Earnings per common share-basic     $  302,000    2,639,853   $2,845,000    2,639,853   $ (851,000)    2,639,853
Effect of dilutive securities:
Stock options                               --       66,878           --           --           --            --
Earnings per common share-Diluted   $  302,000    2,706,731   $2,845,000    2,639,853   $ (851,000)    2,639,853
                                    ==========   ==========   ==========   ==========   ==========    ==========

The 1993 stock option plan (the 1993 Plan) was approved at the Annual General Meeting of Shareholders held on August 13, 1993. At December 31, 2000, 1999 and 1998 50,000 shares of common stock are reserved under the 1993 Plan. Options granted under the 1993 Plan might be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options are granted for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The options granted under this plan were fully vested at grant date. The administrator may set the exercise price for a nonqualified stock option.

Summary of the status of the Company's stock options is presented below:

                                                                Weighted-Average
1993 Plan:                                         Options       Exercise Price
                                                   -------      ----------------
Outstanding at December 31, 1997 .................  29,750            $21.00
Granted ..........................................      --                --
Expired ..........................................      --                --
                                                    ------
Outstanding at December 31, 1998 .................  29,750            $21.00
Granted ..........................................      --                --
Expired ..........................................      --                --
                                                    ------
Outstanding at December 31, 1999 .................  29,750            $21.00
                                                    ======
Granted ..........................................      --                --
Expired ..........................................      --                --
                                                    ------
Outstanding at December 31, 2000 .................  29,750            $21.00
                                                    ======            ======

 As of December 31, 2000, 29,750 options were outstanding and exercisable with a price of $21.00 and a weighted-average remaining contractual life of 3.3 years.

                                                                Weighted-Average
Consultants and others:                            Options       Exercise Price
                                                   -------      ----------------
Outstanding at December 31, 1997                     2,000            $23.00
Granted                                                 --                --
Expired                                                 --                --
                                                    ------
Outstanding at December 31, 1998                     2,000            $23.00
Granted                                                 --                --
Expired                                                 --                --
                                                    ------
Outstanding at December 31, 1999                     2,000            $23.00
Granted                                                 --                --
Expired                                                 --                --
-Outstanding at December 31, 2000                    2,000            $23.00
                                                    ======            ======

As of December 31, 2000 - 2000 options were outstanding and exercisable with a price of $23.00 and a weighted-average remaining contractual life of 2.7 years.

On March 24, 2000, Haim Tsuff, the Chairman of the Board of Director and Chief Executive officer of the Corporation and Jacob Maimon, the president of the Corporation were each granted five year options to purchase up to 69,995 shares of the company's common stock at an exercise price of $4.28.

Shares of common stock reserved for future issuance are:

            Options granted under the 1993 Plan                29,750
            Options available for grant under the 1993 Plan    20,250
            Options granted to directors                      139,990
                      Other                                     2,000
                                                              -------
            Total                                             191,990
                                                              =======

The Company applies Accounting Principles Bulletin Opinion No. 25 and related interpretations in accounting for its options. Accordingly, compensation expense of $118,000 has been recognized for its stock option grants to its directors during 2000. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-based Compensation, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below.


                                                                         2000              1999              1998
                                                                      ----------        ----------        ----------
          Net income (loss)  - as reported                            $  302,000        $2,861,000        $ (851,000)
                                                                      ==========        ==========        ==========
                             - proforma                               $   56,000        $2,861,000        $ (851,000)
                                                                      ==========        ==========        ==========


          Earnings (loss) per share
                             Basic and diluted
                             - as reported                            $     0.11        $     1.08        $    (0.32)
                                                                      ==========        ==========        ==========
                             - pro forma (basic and diluted)          $     0.02        $     1.08        $    (0.32)
                                                                      ==========        ==========        ==========

(NOTE I) -- Income Taxes

Income (loss) before income taxes and minority interest from U.S. and foreign results of operations is as follows:

                                                         Year Ended December 31,
                                                -----------------------------------------
                                                    2000           1999           1998
                                                -----------    -----------    -----------
U.S.                                            $  (455,000)   $  (640,000)   $  (938,400)
Foreign                                         $   374,000    $ 3,706,000        108,400
                                                -----------    -----------    -----------
Total                                           $   (81,000)   $ 3,066,000    $  (830,000)
                                                ===========    ===========    ===========

Total income tax expense (benefit) for each of the years ended December 31, 2000, 1999 and 1998 were allocated as follows:

                                                    2000           1999           1998
                                                -----------    -----------    -----------
Income (loss) from continuing operations        $  (383,000)   $   221,000    $    38,000
Shareholders' equity for unrealized holding
               gains of marketable securities       611,000             --             --
                                                -----------    -----------    -----------
        Total                                   $   228,000    $   221,000    $    38,000
                                                ===========    ===========    ===========

Income tax expense (benefit) attributable to income (loss) from continuing operations consists of :

                                                         Year Ended December 31,
                                                -----------------------------------------
                                                    2000           1999           1998
                                                -----------    -----------    -----------
Current:
     State                                      $    40,000    $        --    $    38,000
     Federal                                        376,000        234,000             --
     Foreign                                        (72,000)        72,000             --
Deferred                                           (727,000)       (85,000)            --
                                                -----------    -----------    -----------
Total                                           $  (383,000)   $   221,000    $    38,000
                                                ===========    ===========    ===========

The deferred tax assets (liabilities) as of December 31, 2000 and 1999 are as follows:

                                                                        As of  December 31,
                                                                      ----------------------
                                                                         2000         1999
                                                                      ---------    ---------
Net unrealized depreciation (appreciation) of marketable securities   $(270,000)   $ 403,000
Basis differences in property and equipment                             426,000      177,000
U.S. state taxes                                                        (49,000)     (46,000)
Other timing differences                                                 94,000      (46,000)
                                                                      ---------    ---------
                                                                        201,000      488,000
     Valuation allowance                                                     --     (403,000)
                                                                      ---------    ---------
                                                                        201,000       85,000
                                                                      =========    =========

The change in the valuation allowance from December 31, 1999 to December 31, 2000 amounted to $403,000 and was primarily caused by the change in the depreciation (appreciation) of marketable securities.

The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required at December 31, 2000. This determination considered, among other things, estimated future cash flows from proved reserves and the market value of securities and expected resulting taxable income.

Reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes and minority interest is as follows:

                                                 Year Ended December 31,
                                             ----------------------------
                                               2000       1999       1998
                                             ------     ------     ------
Computed at U.S. statutory rates              (35.0)%     35.0%     (35.0)%
State income taxes, net of federal benefit     49.8        2.9       (2.9)
Adjustment to valuation allowance            (497.5)     (31.2)      42.5
Other                                           9.9         .5         --
                                             ------     ------     ------
                                             (472.8)%      7.2%       4.6%
                                             ======     ======     ======

(NOTE J) -- Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at December 31, 2000.

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

(NOTE K) -- Commitments and Contingencies

Commitments:

The Company leases corporate office facilities under a three-year operating lease expiring October 2003 at a monthly rental of $ 2,854. The Company shares office space with Jay Petroleum, L.L.C. and Jay Management L.L.C., affiliates, under an informal sublease agreement.

At December 31, 2000, future minimum lease payments under noncancellable operating leases are approximately $34,248 through the year ending December 31, 2001.

Contingencies:

The Company is currently involved in a dispute with a contractor relating to drilling costs of the Tilapia well in the Congo. The Company believes that it has adequately accrued for all amounts due to this contractor as of December 31, 2000.

The Company is also involved in various legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of the Company.

(NOTE L) - Sale of Interests

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

In consideration of the Company's performance of its obligations under the BG Transaction, BG paid to the Company approximately $3.8 million, of which $1.9 million was paid in October 1999 and the remainder in January 2000. Included in advance payments received on the balance sheet at December 31, 1999 is $1.7 million relating to the cash received in 1999 from BG of $1.9 million, less costs incurred of approximately $200,000. This amount was deferred until the completion of the agreement and the Company's performance of its obligations under the BG Transaction in January 2000, and it was recognized as a gain during 2000. Additionally, upon the issuance of each of the three first new licenses, if any, which may be obtained in lieu of the expiring Med Licenses, the Company is entitled to a payment of approximately $1.7 million (or a total of approximately $5 million if all licenses are obtained).

Under the terms of the BG Transaction, BG replaced the Company as operator of the Med Yavne license as of January 1, 2000. The Company will continue to serve as operator of each of the remaining Med Licenses on the same terms and conditions currently existing among the Company and the other license participants until each such license's expiration.

(NOTE M) - Long - term debt

In May 2000, Jay Petroleum repaid in full the principal of approximately $1,404,000 and accrued interest on its loan from Comerica Bank - Texas.

(NOTE N) - Geographical Segment Information

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

                                                                               Geographic Segment
                                                         -------------------------------------------------------------
                                                           United                                          Consolidated
                                                           States           Israel           Congo            Total
                                                         ----------       ----------       ----------       ----------
                    2000
                    ----
Sales and other operating revenue ................       $    2,165       $    2,198       $       --       $    4,363
Gain on sale of right to BG ......................               --            3,626               --            3,626
Costs and operating expenses .....................           (1,215)            (746)          (5,252)          (7,213)
                                                         ----------       ----------       ----------       ----------
Operating profit (loss) ..........................       $      950       $    5,078       $   (5,252)      $      776
                                                         ==========       ==========       ==========       ==========

Interest and dividend income
     and other corporate revenues ................                                                               1,347
General corporate expenses .......................                                                              (1,740)
Interest expense and loss on marketable securities                                                                 (64)
Impairment of investment .........................                                                                (400)
Income tax benefit ...............................                                                                 383
                                                                                                            ----------
Net income .......................................                                                          $      302
                                                                                                            ==========

Identifiable assets at December 31, 2000
Net property and equipment .......................       $    2,166       $      131       $      150       $    2,447
Cash and corporate assets ........................                                                          $   25,396
                                                                                                            ----------
Total assets at December 31, 2000 ................                                                          $   27,843
                                                                                                            ==========

                                                                               Geographic Segment
                                                         -------------------------------------------------------------
                                                           United                                          Consolidated
                                                           States           Israel           Congo            Total
                                                         ----------       ----------       ----------       ----------
                    1999
                    ----
Sales and other operating revenue ................       $    1,174       $    2,558       $       --       $    3,732
Costs and operating expenses .....................           (1,058)            (688)              --           (1,746)
                                                         ----------       ----------       ----------       ----------
Operating profit (loss) ..........................       $      116       $    1,870       $       --       $    1,986
                                                         ==========       ==========       ==========       ==========

Interest and dividend income, gain on marketable
  securities and other corporate revenues ........                                                               2,298
General corporate expenses .......................                                                              (1,061)
Interest expense .................................                                                                (157)
Income taxes .....................................                                                                (221)
                                                                                                            ----------
Net income .......................................                                                          $    2,845
                                                                                                            ==========

Identifiable assets at
  December 31, 1999 ..............................       $    2,175       $       90       $    2,700       $    4,965
Cash and corporate assets ........................                                                              25,799
                                                                                                            ----------
Total assets at December 31, 1999 ................                                                          $   30,764
                                                                                                            ==========

                                                                               Geographic Segment
                                                         -------------------------------------------------------------
                                                           United                                          Consolidated
                                                           States           Israel           Congo            Total
                                                         ----------       ----------       ----------       ----------
                    1998
                    ----
Sales and other operating revenue ................       $    1,543       $    1,455       $       --       $    2,998
Costs and operating expenses .....................           (2,244)            (512)              --           (2,756)
                                                         ----------       ----------       ----------       ----------
Operating profit (loss) ..........................       $     (701)      $      943       $       --       $      242
                                                         ==========       ==========       ==========       ==========

Interest and dividend income
  and other corporate revenues ...................                                                               1,504
General corporate expenses .......................                                                              (1,277)
Interest expense, loss on marketable
  securities and other corporate revenues ........                                                              (1,299)
Minority interest ................................                                                                  17
Income taxes .....................................                                                                 (38)
                                                                                                            ----------
Net income .......................................                                                          $     (851)
                                                                                                            ==========

Identifiable assets at
  December 31, 1998 ..............................       $    2,686       $       64       $    2,700       $    5,450
Cash and corporate assets ........................                                                              19,036
                                                                                                            ----------
  Total assets at December 31, 1998 ..............                                                          $   24,486
                                                                                                            ==========

                      SUPPLEMENTARY OIL AND GAS INFORMATION
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998 (unaudited)

      The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, Disclosures About Oil and Gas Producing Activities. Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

Capitalized Cost of Oil and Gas Producing Activities (in thousands)

                                                 2000                   1999                 1998
                                           ----------------     -------------------   -----------------
                                           United               United                United
                                           States     Congo     States        Congo   States      Congo
                                           ------     -----     ------        -----   ------      -----
Unproved properties not being amortized   $    79   $   150    $    --    $   2,700  $    --    $ 2,700
Proved property being amortized             4,012        --      4,002           --    4,347         --
Accumulated depreciation, depletion
     amortization and impairment           (1,953)       --     (1,840)          --   (1,719)        --
                                          -------   -------    -------    ---------  -------    -------

Net capitalized costs                     $ 2,138   $   150    $ 2,162    $   2,700  $ 2,628    $ 2,700
                                          =======   =======    =======    =========  =======    =======

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities  (in thousands)

                                                                         2000                   1999                 1998
                                                                   ----------------     -------------------   -----------------
                                                                   United                United                United
                                                                   States      Congo     States        Congo   States      Congo
                                                                   ------      -----     ------        -----   ------      -----
Property acquisition costs--proved and
unproved properties ........................................       $  79      $   --     $   57           --  $   260      $  --
Exploration costs ..........................................         164       2,702         --           --       --         --
Development costs ..........................................         262          --         --           --       --         --
(Israel exploration costs in 2000 -$90 ; 1999 - $154;
1998 - $81;)


              Results of Operations for Oil and Gas Producing Activities (in thousands)

                                                      2000                  1999                  1998
                                             ---------------------- -------------------- --------------------
                                               United                  United                United
                                               States        Congo     States      Congo     States    Congo
                                               -------       -----     ------      -----     ------    -----
Oil and gas sales .........................    $ 2,080    $     --    $ 1,107         --      1,410      --
Lease operating expense and severance taxes        630          --        469         --        883      --
Depreciation, depletion, amortization and
provision for impairment ..................        367       2,550        609         --      1,386      --
Exploration costs .........................        164       2,702         --         --         --      --
                                               -------    --------    -------     ------    -------    ----
Income (Loss) before tax provision ........        919      (5,252)        29         --       (859)     --
Provision for income taxes ................       (348)      1,838        (221)       --        (38)     --
                                               -------    --------    -------     ------    -------    ----
Results of operations .....................    $   571     $(3,414)   $  (192)        --    $  (897)     --
                                               =======    ========    =======     ======    =======    ====

Oil and Gas Reserves

     Oil and gas proved reserves can not be measured exactly. The engineers interpreting the available data, as well as price and other economic factor base reserve estimates on many factors related to reservoir performance, which require evaluation. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision, as additional data become available during the producing life of a reservoir. When a commercial reservoir is discovered, proven reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the reserve estimate. The evolution of technology may also result in the application of improved recovery techniques such as supplemental or enhanced recovery projects, or both, which have the potential to increase reserves beyond those envisioned during the early years of a reservoir's producing life.

The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condense, natural gas liquids and natural gas and changes in such quantities at December 31, 2000,1999 and 1998, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion. All of the Company's proved reserves are in the United States. The Company's oil and gas reserves are priced at $25.82 per barrel and $9.51 per Mcf, respectively, at December 31, 2000. Gas prices have declined significantly subsequent to December 31, 2000 and, therefore, it is not likely the Company will ultimately realize the value of the reserves as determined at December 31, 2000.


                                                       Oil BBls      Gas Mcf
                                                    -----------    ----------

    December 31, 1997                                   115,396     4,788,548
    Revisions of previous estimates                      67,584       945,551
    Acquisition of minerals in place                         --        56,961
    Sales of minerals in place                               --      (984,600)
    Production                                         (31,000)      (523,000)
                                                    -----------    ----------

    December 31, 1998                                   151,980     4,283,460
    Revisions of previous estimates                      57,843       245,207
    Acquisition of minerals in place                         --            --
    Sales of minerals in place                           (4,200)     (195,500)
    Production                                          (23,200)     (409,668)
                                                    -----------    ----------

    December 31, 1999                                   182,423     3,923,499

    Revisions of previous estimates                      21,098       831,779
    Acquisition of minerals in place                         --            --
    Sales of minerals in place                               --            --
    Net discoveries and extensions                        1,102     1,234,713
    Production                                          (22,587)     (430,625)
                                                    -----------    ----------
    December 31, 2000                                   182,036     5,559,366
                                                    ===========    ==========

             The Company's proved developed reserves are as follows:

                                     Oil BBls           Gas Mcf
                                     --------           -------

    December 31, 2000                 181,333         4,609,431
    December 31, 1999                 182,423         3,040,710
    December 31, 1998                 151,435         3,384,986

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

                                              2000             1999             1998
                                              ----             ----             ----

Future cash inflows ..................   $ 55,556,404    $ 15,512,720    $  8,247,017
Future development costs .............       (426,525)       (286,187)       (289,517)
Future production costs ..............    (11,207,839)     (4,931,404)     (3,081,781)
                                         ------------    ------------    ------------
Future net cash flows ................     43,922,040      10,295,129       4,875,719
Future income tax expenses ...........    (14,492,448)             --              --
Annual 10% discount rate .............    (14,554,720)     (5,012,695)     (2,125,207)
                                         ------------    ------------    ------------

Standardized measure discounted future
net cash flows .......................   $ 14,874,872    $  5,282,434    $  2,750,512
                                         ============    ============    ============

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                           2000           1999             1998
                                                      ------------    ------------    ------------

Beginning of the year .............................   $  5,282,434    $  2,750,512    $  5,336,990
Sales and transfers of oil and gas produced, net of
   production costs ...............................     (1,423,372)       (637,849)       (527,500)
Sales of reserves in place ........................             --         (81,100)     (1,609,800)
Net changes in prices and production costs ........     10,541,051       2,258,520      (1,510,631)
Net changes in income taxes .......................     (7,325,052)             --              --
Changes in estimated future development costs,
   net of current development costs ...............       (197,414)             --              --
Acquisition of minerals in place ..................             --              --          67,500
Revision of previous estimates ....................      3,239,923         717,351         459,953
Changes in production rate and other ..............      4,229,059              --              --
Accretion of discount .............................        528,243         275,000         534,000
                                                      ------------    ------------    ------------
End of year .......................................   $ 14,874,872    $  5,282,434    $  2,750,512
                                                      ============    ============    ============

Selected Quarterly Financial Data (amounts in thousands, except per share data) (Unaudited):

                                                                 Quarter Ended
                                            ------------------------------------------------------------
                                             March 31,  June 30,  September 30,   December 31,
                                               2000(2)    2000        2000            2000(1)   Total
                                               ----       ----        ----            ----      -----
Total Revenues                                $  4,804   $   1,973   $ 1,611       $    948     $9,336
Income before taxes and minority interest     $  4,049   $     586   $   846       $ (5,562)    $  (81)
Net Income                                    $  1,749   $     247   $   371       $ (2,065)    $  302
Earnings(loss) per Common Share-Basic         $   0.66   $    0.09   $  0.14       $  (0.78)    $ 0.11
Earnings(loss) per Common Share-Diluted       $   0.66   $    0.09   $  0.14       $  (0.78)    $ 0.11
                                                                 Quarter Ended
                                              ----------------------------------------------------------
                                               March 31,  June 30,  September 30,  December 31,
                                                 1999       1999        1999          1999        Total
                                                 -----      ----        ----          ----        -----
Total Revenues                                $   988    $   941     $ 1,344        $ 2,864      $ 6,137
Income before taxes and minority interest     $   349    $   301     $   520        $ 1,896      $ 3,066
Net Income                                    $   304    $   251     $   390        $ 1,900      $ 2,845
Earnings(loss) per Common Share-Basic         $  0.12    $  0.10     $  0.15        $  0.71      $  1.08
Earnings(loss) per Common Share-Diluted       $  0.12    $  0.10     $  0.15        $  0.71      $  1.08

(1)   Includes impairment and dry hole costs of $4,852.
(2)   Includes gain on the BG transaction of $3,626.