Form 10-K405/A
period 2000-12-31
ISRAMCO INC
filed 2001-04-30
CIK 719209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
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

The registrant amends its Annual Report on Form 10-K for the year ended December 31, 2000 to amend and restate Part III in its entirety to provide the information called for therein which the registrant originally intended to incorporate by reference to applicable information in the Proxy Statement for the 2001 Annual Meeting of the Stockholders.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      As of April 30, 2001, the executive officers and directors of the Company are as follows:

Name                   Age    Position

Haim Tsuff              43    Chairman of the Board and Chief Executive Officer
                              of the Company

Jackob Maimon           45    President of the Company, Director

Daniel Avner            38    Vice President

Yossi Levy              49    Branch Manager, Israel Branch

Pinchas Pinchas         46    Chief Controller, Israel Branch

Tina Maimon Arckens     46    Director and Secretary

Prof. Linda Canina      46    Director

Prof. Avihu Ginzburg    74    Director

Eyal Gibor              43    Director

Max Pridgeon            34    Director

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

      Jackob Maimon has been President and a director of the Company since November 1999. Mr. Maimon is the Chairman of the Board of Directors of Naphtha Israel Petroleum Corporation Ltd. ("Naphtha") an Israeli entity, which holds indirectly through Naphtha Holdings, Ltd. Another Israeli entity, over 50% of the issued and outstanding stock of the Company. Mr. Maimon has held the position at Naphtha since August 1996. Mr. Maimon is the brother of Tina Maimon Arckens, a director of the Company.

      Daniel Avner was President of the Company from July 1997 through October 1999, whereupon he resigned. Upon his resignation from the position of president, Mr. Avner was elected in October 1999 as Vice President. On July 9, 1998, Mr. Avner resigned as director and as Secretary of the Company, positions which he has held since May 1996. Since 1992, Mr. Avner has been the General Manager of E.D.R. GMBH Co., a company that engages in investment, development and management of residential property in Germany. From 1991 to 1992 Mr. Avner was a Financial Analyst with Proctor & Gamble Company in Germany. Mr. Avner holds a BA Degree in Accounting and Economics from the University of Tel Aviv and a Masters of Business Administration from Duke University.

      Yossi Levy has been Branch Manager of the Company's Branch Office in Israel since August 1996. Since 1988 Mr. Levy has held the position of General Manager of Naphtha - Israel Petroleum Corp. Ltd. (Naphtha), a public company in the oil and gas business in Israel. Since 1995, Mr. Levy has been General Manager of N.I.R. (Naphtha International Resources) Ltd. Naphtha through its subsidiary (Naphtha Holdings Ltd.) may be deemed to be a controlling shareholder of the Company.

      Pinchas Pinchas has been the Chief Controller of the Company's Israel Branch since December 31, 1997. Mr. Pinchas serves as the Controller of Naphtha (which holds 100% of Naphtha Holdings Ltd., which company holds 50.2% of the outstanding common stock of the Company and also as controller of J.O.E.L. (which holds approximately 87% of Naphtha).

      Tina Maimon Arckens has been a director of the Company since March 1997 and Secretary of the Company since July 14, 1998. Mrs. Arckens is a director of YHK General Manager Ltd. Mrs. Arckens is the sister of Jackob Maimon, the President and a director of the Company and the Chairman of the Board of Directors of Naphtha Israel Petroleum Corp. Ltd. Mrs. Maimon Arckens is a housewife.

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

      Max Pridgeon has been a director of the Company since April 2001. From March 1995 through the present time, Mr. Pridgeon has served as director of MAXIM Wholesale and Marketing Co., a company which he founded. Concurrently, from February 1999 through the present time, Mr. Pridgeon has also served as a manager of sales for Europe and the Middle East for Blenfin XI, Netherlands, a company that engages in the distribution of wooden picture frames. From April 1996 through January 1999, Mr. Pridgeon has also served as a property acquisitions consultant to M.A. Realistic Estate, Netherlands, a company engaged in the ownership and management of hotels in the Netherlands. From September 1989 through March 1995, he served as account manager and then export manager at VERNO Holland, a company engaged in the marketing and distribution of oil paintings.

      Eyal Gibor has been a director of the Company since April 2001. From January 1992 through the present time, Mr. Gibor has headed his own private management consulting and advisory services company in Israel, engaging mainly in the provision of consulting advice relating to real-estate investments and tax planning. From June 1997 through August 1999, he also served as the general manager of Israel Credit Line Complimentary Services, Ltd., a company engaged in the provision of financial services. From June 1986 to January 1992, Mr. Gibor was affiliated with the Israel based accounting firm of, Singer, Nir & Partners. He holds a B.A. in economics and accounting from Tel Aviv University and, since December 1993, has been qualified as a C.P.A. in Israel. Mr. Gibor presently serves as a director of Binar Building and Investments Ltd., a company whose securities are traded on the Tel-Aviv stock exchange.

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

                               SECTION 16 FILINGS

      No person who, during the fiscal year ended December 31, 2000, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock, or a 'Reporting Person', failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year.

Item 11. Executive Compensation

      The following table sets forth the compensation paid for 2000 and for the previous two years to the Chief Executive Officer and the five (5) other highly paid officers and/or key employees of the Company (the "Named Executive Officers").

                           Summary Compensation Table

                                  Annual Compensation                                       Long-Term Compensation

                                                                               Other         Securities         All
Name and                                     Salary/                           Annual        Underlying   other Principal
Position                          Year   Consulting Fee ($)    Bonus       Compensation (6)    Option       Compensation
------------------------------------------------------------------------------------------------------------------------
Haim Tsuff                        2000       240,000          100,000           --              69,995              --
Chairman of the Board             1999       240,000           60,000           --                  --              --
And Chief Executive               1998       240,000               --           --                  --              --
Officer
Officer (1)

Jackob Maimon                     2000       240,000          100,000           --              69,995              --
President(2)                      1999        40,000               --           --                  --              --
                                  1998            --               --           --                  --              --

Daniel Avner                      2000       180,000           50,000           --                  --              --
Vice President (3)                1999       172,500           45,000           --                  --              --
                                  1998        90,000               --           --                  --              --

Yossi Levy                        2000       100,000               --           --                  --              --
Branch Manager (4)                1999       109,000           23,700           --                  --              --
                                  1998        88,000               --           --                  --              --

Pinchas Pinchas                   2000        48,000               --           --                  --              --
Controller Branch                 1999        48,000               --           --                  --              --
Office(5)                         1998        48,000               --           --                  --              --

Joshua Folkman                    2000       102,000            2,000           --                  --              --
Exploration Manager               1999       101,000            9,400           --                  --              --
Branch Office                     1998        95,600               --           --                  --              --

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

Director Compensation

Each of the Directors receives cash compensation of $750 per Board meeting attended. In addition, each of the outside Directors, except for Mr. Pridgeon and Mr. Gibor, were awarded a bonus of $3,000 in respect of their service on the Board.

Option Grants in 2000

      The following table sets forth certain information concerning the individual option grants during the year ended December 31, 2000, to each of the following Named Executive Officers:

                                                                        Market                          Potential Realizable Value
Name                 Number of          % of Total        Exercise      Price of       Expiration       at Assumed Annual Rates
----                 Securities         Options           Price         Common            Date          of Stock Price for Option
                     Underlying         Granted to        ($/sh)        Stock on       ----------       Term (2) ($)
                     Options Granted    Employees         ------        Date of
                       (#) (1)          in 2000 (%                      Grant ($/sh)                   5%        10%       0%
                      --------          ----------                      -----------                    --        ---       --
Haim Tsuff           69,995              50%               4.28         5.125             2005      158,255   278,151    59,146

Jackob Maimon        69,995              50%               4.28         5.125             2005      158,255   278,151    59,146

      (1)   The Options are currently exercisable

      (2) Potential realizable values are based on fair market value per share on the date of grant and represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the Securities and Exchange Commission, and are not intended to forecast possible future appreciation, if any, of the Company's Common Stock Price. The column labeled 0 percent is intended to reflect the value of the options on the date of grant for those options with an exercise price per share below market price on the date of grant, representing the cash value of such grant on such date and not any actual cash proceeds. There can be no assurance that such potential realizable values will not be more or less that that indicated in the table above.

Aggregate Options Exercised in 2000 and 2000 Year End Option Values

                                                              Number of Securities                 Value of Unexercised
                         Shares                               Underlying                           In the Money
                         Acquired         Value               Unexercised                          Options at Year
Name                     on Exercise      Realized ($)        Options at fiscal                    End ($) (1)
                                                              Year End (#)                         Exercisable/Unexercisable
                                                              Exercisable/Unexercisable
Haim T. Suff            --                   --                 69,995/0                               $151,014/0

Jackob Maimon           --                   --                 69,995/0                               $151,014/0

Joshua Folkman          --                   --                  2,000                                 $0/0


Notes

(1) The value reported is based on the closing price of the common stock of the Company as reported on NASDAQ on the date of the exercise less the exercise price.

      The Company during 2000 did not amend or adjust the exercise price of outstanding stock options previously awarded to any of the named executive officers or directors or employees. The only incentive plan, which the Company has, is its 1993 Stock Option Plan (the "Stock Option Plan").

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

Item 12. Security Ownership of Directors, Officers and Key Employees

      The following table sets forth certain information, as of April 30, 2001, concerning the ownership of the Common Stock by (a) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock (b) each of the Company's directors (c) all current directors, officers and significant employees of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.

                                                        Number of        Percent
                                                        Shares Owned     of
Name                     Position                       Beneficially     Class
----                     --------                       ------------     -----

Haim Tsuff               Chairman of the
                         Board, Chief Executive
                         Officer and Director           1,395,217(1)     51.49%

Jackob Maimon            President and Director            69,995(2)      2.58%

Daniel Avner             Vice-President                         0            *

Yossi Levy               Manager of the Company's
                         Israel Branch                          0            *

Pinchas Pinchas          Controller of the Company's
                         Israel Branch                          0            *

Tina Maimon Arckens      Director and Secretary                 0            *

Prof. Avihu Ginzburg     Director                               0            *

Prof. Linda Canina       Director                               0            *

Max Pridgeon             Director                               0            *

Eyal Gibor               Director                               0            *

All directors and

Officers as a group                                     1,465,212        52.71%

Notes

*     less than 1%.

(1) Haim Tsuff owns 100% of United Kingsway Ltd., which through YHK General Manager Ltd. controls various entities, which may be deemed to control the Company. In March 2000, Mr. Tsuff was granted five year options to purchase up to 69,995 shares of the Company's stock at an exercise price per share of $4.28, all of which are currently exercisable. For more information see Security Ownership of Certain Beneficial Owners.

(2) In March 2000, Mr. Maimon was granted five year options to purchase up to 69,995 shares of the Company's stock at an exercise price per share of $4.28, all of which are currently exercisable.

                 Security Ownership of Certain Beneficial Owners

      Set forth below is certain information with respect to ownership of the Company's securities as of April 30, 2001 by persons or entities who are known by the Company to own beneficially more than 5% of the outstanding shares of the common stock, as determined in accordance with Rule 13d-3 under the Act.

            Name of                          No. of
        Beneficial Owner                  Common Shares           Percentage
        ----------------                  -------------           ----------

Naphtha Holdings Ltd. *                    1,325,222                50.20%

Haim Tsuff *                                  69,995                 2.58%

United Kingsway Ltd. *

YHK Investment Limited Partnership *

Notes

* Haim Tsuff owns and controls 100% of United Kingsway Ltd. (Kingsway) which holds a 74% interest in YHK Investment Limited Partnership (YHK). Avraham Livnat Ltd. through its subsidiary Carmen Management and Assets (1997) Ltd. owns 26% of YHK. The General Partner of YHK is YHK General Manager Ltd. and Haim Tsuff, Joseph Tsuff (the father of Haim Tsuff) and Tina Maimon-Arckens (the sister of the Chairman of the Board of Naphtha are the directors of YHK General Manager Ltd. YHK owns of record 42.4% of Equital Ltd. (formerly known as Pass-port Ltd.), Equital Ltd. owns 42.4% of J.O.E.L. - Jerusalem Oil Exploration Ltd. (JOEL), JOEL owns 86.6% of Naphtha, which holds 100% of Naphtha Holdings Ltd. JOEL also owns 8.2% of the shares of Equital Ltd.. Naphtha Holdings Ltd. owns of record approximately 50.18% of the issued and outstanding common stock of the Company. Does not include currently exercisable options held by Mr. Haim Tsuff to purchase up to 69,995 shares of the Company's common stock, which option, if exercised in full, would reduce the percentage set forth above to 48.90%.

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

            As a result of the foregoing, Haim Tsuff, Kingsway, YHK, Equital Ltd., JOEL, Naphtha and Naphtha Holdings Ltd. may be deemed to control the Company.

Item 13. Certain Relationships and Related Transactions

      In December 2000, the Board of Directors approved a bonus to each of Mr. Tsuff, the Company's Chairman and Chief Executive Officer, and Mr. Maimon, the Company's President and a director, of $100,000.

      In March 2000, each of Mr. Tsuff, the Company's Chairman and Chief Executive Officer, and Mr. Maimon, the Company's President and a director, were each awarded five year options to purchase up to 69,995 shares of the Company's common stock at a per share exercise price of $4.28.

      In May 1996 the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which had a term of two (2) years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum and in December 1997 the term of the Agreement was extended to May 31, 2001. The Consulting Agreement provides that the term shall be automatically extended for an additional term of three (3) years, commencing June 1, 2001, unless the Company has given notice at least ninety (90) days prior to June 1, 2001, that it does not intend that the term be renewed. The Company has not given notice of its intention that it does not intend to renew the arrangement.

      In November 1999 the Company entered into a Consulting Agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President of the Company, is a director. Pursuant to this Consulting Agreement which is in effect through May 31, 2001, the Company agreed to pay the sum of $240,000 per annum in installments of $20,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. The Consulting Agreement as amended, provides that the term shall be automatically extended for an additional term of three
(3) years, unless the Company has given notice at least ninety (90) days prior to the scheduled expiration, that it does not intend that the term be renewed. The Company has not given notice of its intention that it does not intend to renew the arrangement.

      In August 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the Vice-President of the Company. Pursuant to this Agreement which has a term of one (1) year through July 31, 1998, the Company has agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Company has also agreed to make provide a company car and company furnished apartment to Consultant, if available. The Consulting Agreement has been extended through July 2001.

      Pursuant to the agreement terminating the employment of Mr. Toledano as the Company's President and Chief Operating Officer in October 1995, Mr. Toledano executed, in June 1996, a Covenant Not to Compete Agreement with the Company. Pursuant to the terms of the Covenant Not to Compete, Mr. Toledano agreed that for a period of five (5) years he would not directly or indirectly compete with the Company in connection with the exploration for oil and gas in the State of Israel, the territorial waters off Israel or the territories currently under control of the State of Israel. In consideration for the Covenant Not To Compete, the Company paid to Mr. Toledano the sum of $200,000. The Company also entered into a Consulting Agreement with Natural Resources Exploration Services B.V., a

Netherlands corporation controlled by Mr. Toledano. Pursuant to the Consulting Agreement between the Company and Natural Resources Exploration Services B.V., the Company paid a lump sum payment of $72,000 to Natural Resources Exploration Services B.V. to provide the services of Mr. Toledano to the Company through June 23, 1997.

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

Date: April 30, 2001

      In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature                     Capacity                     Date

Jackob Maimon                 Director, President          April 30, 2001
/s/ Jackob Maimon

Tina Maimon Arckens           Director and Secretary       April 30, 2001
/s/ Tina Maimon Arckens

Prof. Avihu Ginzburg          Director                     April 30, 2001
/s/ Prof. Avihu Ginzburg

Prof. Linda Canina            Director                     April 30, 2001
/s/ Prof. Linda Canina

Eyal Gibor                    Director                     April 30, 2001
/s/ Eyal Gibor

Max Pridgeon                  Director                     April 30, 2001
/s/ Max Pridgeon

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