Form 10-Q
period 2001-03-31
ISRAMCO INC
filed 2001-05-25
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Check One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                       or

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

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      The number of shares outstanding of the registrant's Common Stock as May 15, 2001 was 2,639,853.

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

      Consolidated Balance Sheets at March 31, 2001 and December 31, 2000

      Consolidated Statement of Operations for the three months ended March 31, 2001 and 2000

      Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

      Notes to Consolidated Financial Statements

Item 2. Management's discussion and analysis of financial statements

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                              March 31,     December 31,
                                                                                 2001           2000
                                                                                 ----           ----
                                                                             (Unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                    13,741        $12,706
   Marketable securities, at market                                              3,346          3,526
   Accounts receivable                                                             770            831
   Prepaid expenses and other current assets                                       184            580
                                                                               -------        -------
        Total current assets                                                    18,041         17,643

Property and equipment (successful efforts method for oil
   and gas properties)                                                           2,373          2,447
Other assets
Marketable securities, at market                                                   814          1,019
Investment in affiliates                                                         5,143          5,544
Covenants not to compete, less accumulated amortization of $460 and
   $450 at March 31,2001 and December 31, 2000, respectively                        10             20
Deferred tax asset                                                                 792            603
Other                                                                                4              5
                                                                               -------        -------
         Total assets                                                          $27,177        $27,281
                                                                               =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                         1,363          1,449

                                                                                 -----          -----
        Total current liabilities                                                1,363          1,449
                                                                                 -----          -----

Commitments, contingencies and other matters

Shareholders' equity:
    Common stock $.0l par value; authorized 7,500,000 shares;
        issued 2,669,120 shares; outstanding 2,639,853
        at March 31,2001 and December 31, 2000                                      27             27
    Additional paid-in capital                                                  26,240         26,240
    Accumulated deficit                                                           (450)          (645)
    Accumulated other comprehensive income                                         161            374
    Treasury stock, 29,267 shares at March 31,2001 and December 31, 2000          (164)          (164)
                                                                               -------        -------
        Total shareholders' equity                                              25,814         25,832
                                                                               -------        -------

        Total liabilities and shareholders' equity                             $27,177        $27,281
                                                                               =======        =======

                   See notes to the consolidated financial statements.

                         ISRAMCO INC. AND SUBSIDIARRIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (in thousands except for share information)

                                                                  Three months Ended March 31,
                                                                  ----------------------------
                                                                      2001             2000
                                                                      ----             ----
Revenues:

   Operator fees from related party                                         68              90
   Oil and gas sales                                                     1,064             394
   Interest income                                                         118             401
   Office services to related party                                        225             219
   Gain on marketable securities                                            --              74
   Gain on BG transaction                                                   --           3,626
   Equity in net income of investees                                        --              99
                                                                    ----------      ----------

Total revenues                                                           1,475           4,903
                                                                    ----------      ----------

Expenses:

   Interest expense                                                         --              38
   Depreciation, depletion and amortization                                103              89
   Lease operation expense and severance taxes                             183             121
   Exploration costs                                                        15              16
   Operator expense                                                        151             139
   General and administrative                                              260             285
   Loss on marketable securities                                           134              --
   Equity in net loss of investee                                          277              --
                                                                    ----------      ----------

Total expenses                                                           1,123             688
                                                                    ----------      ----------

Income before income taxes                                                 352           4,215

Income taxes                                                               157           2,371
                                                                    ----------      ----------

NET  INCOME                                                         $      195      $    1,844
                                                                    ==========      ==========

Earnings per common share - basic                                         0.07            0.70
                                                                    ==========      ==========

Earnings per common share - diluted                                       0.07            0.69
                                                                    ==========      ==========

Weighted average number of common shares outstanding - basic         2,639,853       2,639,853
                                                                    ==========      ==========

Weighted average number of common shares outstanding - diluted       2,671,890       2,653,439
                                                                    ==========      ==========

                   See notes to the consolidated financial statements.

                              ISRAMCO INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

                                                                                Three months Ended March 31,
                                                                                ----------------------------
                                                                                    2001           2000
                                                                                    ----           ----
Cash flows from operating activities:
Net income                                                                       $    195       $  1,844
    Adjustment to reconcile net Income to net cash provided by operating activities:
         Depreciation, depletion, amortization and provision for impairment           103             89
         (Gain) loss on marketable securities                                         134            (74)
         Equity in net loss (gain) of investees                                       277            (99)
         Deferred taxes                                                               (73)            78
         Gain on BG transaction                                                        --         (3,626)
         Changes in assets and liabilities:
              Accounts receivable                                                      61             46
              Prepaid expenses and other current assets                               396            892
              Accounts payable and accrued liabilities                                (86)         1,563
                                                                                 --------       --------

         Net cash provided by operating activities                                  1,007            713
                                                                                 --------       --------

Cash flows from investing activities:
    Addition to property and equipment                                                (18)           (42)
    Purchase of marketable securities                                                 (47)          (334)
    Proceeds from sale of marketable securities                                        93            785
    Proceeds from BG transaction                                                       --          1,925

                                                                                 --------       --------
         Net cash provided by investing activities                                     28          2,334
                                                                                 --------       --------
Cash flows from financing activities:
    Principal payments on long-term debt                                               --            (93)
                                                                                 --------       --------

         Net cash used in financing activities                                         --            (93)
                                                                                 --------       --------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                1,035          2,954
Cash and cash equivalents - beginning of year                                      12,706         15,314
                                                                                 --------       --------
cash and cash equivalents - end of period                                        $ 13,741       $ 18,268
                                                                                 ========       ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                               --       $     38
                                                                                 ========       ========
Cash paid during the period for taxes                                                  25       $     --
                                                                                 ========       ========


               See notes to the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - The Company

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2 - Preparation of interim financial information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain reclassification of prior year amounts have been made to conform to current presentation.

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

NOTE 4 - New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and was effective for the Company beginning January 1, 2001. The Company's January 1, 2001 adoption of SFAS No. 133 had no impact on its financial statements.

NOTE 5 - Acquisition of Oil and Gas Properties

Although the Company continues to seek to acquire oil and gas properties, no such purchases were made in the first three months of 2001.

NOTE 6 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                                For the Three Months Ended March 31,
                                                ------------------------------------
                                                2001                            2000
                                                ----                            ----
                                       Income          Shares          Income          Shares
                                     ----------      ----------      ----------      ----------
Earnings per common share-Basic      $  195,000       2,639,853      $1,844,000       2,639,853
Effect of dilutive securities:
Stock Options                                --          32,037              --          13,586
                                     ----------      ----------      ----------      ----------
Earnings per common share - Diluted  $  195,000       2,671,890      $1,844,000       2,653,439
                                     ==========      ==========      ==========      ==========

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

                                               Geographic Segment
                                               ------------------

                                               United                                      Consolidated
                                               States         Israel         Africa        Total
                                               ------         ------         ------        -----
Identifiable assets at March 31, 2001         $  2,098       $    125       $    150       $  2,373
Cash and corporate assets                                                                  $ 24,804
                                                                                           --------

Total Assets at March 31, 2001                                                             $ 27,177
                                                                                           ========

Identifiable assets at December 31, 2000      $  2,166       $    131       $    150       $  2,447
Cash and corporate assets                                                                  $ 24,834
                                                                                           --------

Total assets at December 31, 2000                                                          $ 27,281
                                                                                           ========
Three Months Ended March 31, 2001

Sales and other operating revenue             $  1,084       $    272       $     --       $  1,356
Costs and operating expenses                  $   (279)      $   (156)      $    (15)      $   (450)
                                              --------       --------       --------       --------

Operating profit                              $    805       $    116       $    (15)      $    906
                                              ========       ========       ========

Interest income                                                                            $    118
General corporate expenses                                                                 $   (261)
Loss on marketable securities and
  equity in net loss of investee                                                           $   (411)
Income taxes                                                                               $   (157)
                                                                                           --------
Net Income                                                                                 $    195
                                                                                           ========

Three Months Ended March 31, 2000

Sales and other operating revenue             $    420       $    283             --       $    703
Costs and operating expenses                  $   (204)      $   (161)            --       $   (365)
                                              --------       --------       --------       --------
Operating profit                              $    216       $    122             --       $    338
                                              ========       ========       ========

Interest income, gain on marketable
  securities, gain on BG transaction and other                                             $  4,200
General corporate expenses                                                                 $   (285)
Interest expense                                                                           $    (38)
Income taxes                                                                               $ (2,371)
                                                                                           --------

                                                                                           $  1,844
Net Income                                                                                 ========

NOTE 8 - Investments

At March 31, 2001 and December 31, 2000, the Company had net unrealized gains (losses) on trading securities of $(118,000) and $16,000, respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of the following:

                                    March 31, 2001                 December 31, 2000
                                    --------------                 -----------------
                                 Cost        Market Value       Cost         Market Value
                                 ----        ------------       ----         ------------
Debentures and
  Convertible Debentures      $2,923,000      $2,902,000      $2,981,000      $3,015,000

Equity securities             $  529,000      $  433,000      $  529,000      $  511,000

Investment Trust Fund         $   12,000      $   11,000      $       --      $       --
                              ----------      ----------      ----------      ----------

                              $3,464,000      $3,346,000      $3,510,000      $3,526,000
                              ==========      ==========      ==========      ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities, with amortized cost of $542,000, gross unrealized holding gains of $272,000 and a fair market value of $814,000 at March 31, 2001.

An investment of the Company, which was previously included in available for sale securities, is now accounted for on the equity method. In accordance with Accounting Principles Board Opinion No. 18, prior period amounts have been adjusted to reflect the investment on the equity method. The effect of the adjustment was to reduce equity at December 31, 2000 by $633,000 and to increase net income for the three months ended March 31, 2000 by $95,000.

Sales of marketable securities resulted in realized gains of $1,000 for the three months ended March 31, 2001.

NOTE 9 - Comprehensive income (loss)

The Company's comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows:

                                      Three months ended March 31,
                                      ----------------------------
                                          2001             2000
                                          ----             ----

Net Income                             $  195,000       $1,844,000
Other comprehensive gain (loss)
  - available-for-sale securities        (132,000)              --
  - foreign currency translation
    adjustments                          (81,000)          61,000
                                       ----------       ----------
Comprehensive income (loss)            $  (18,000)      $1,905,000
                                       ==========       ==========

NOTE 10 - Contingencies

The Company is involved in a dispute with a contractor relating to drilling costs of the Tilapia well in the Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of March 31, 2001.

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

Liquidity and Capital Resources

      The increase in the Company's consolidated cash and cash equivalents of $1,035,000 from $12,706,000 at December 31, 2000 to $13,741,000 at March 31,
2001, is primarily attributable to operating activities.

      Net cash flow provided by investing activities for the three months period ended March 31, 2001 was $28,000 compared to $2,334,000 for the three months period ended March 31, 2000. The relatively higher amount for the period in 2000 is attributable to one-time payments received from BG International Limited, a member of the British Gas Group ("BG") in connection with certain transactions with BG.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

Three Months Ended March 31, 2001 Compared to the Thee Months Ended March 31,
2000

            The Company reported net income of $195,000 ($0.07 per share) in the three months ended on March 31, 2001 compared to a net income of $1,844,000 ($0.70 per basic share and $0.69 per diluted share) for the same period in 2000. The relatively higher net income for the 2000 period compared to the income for the same period in 2001 is primarily attributable to certain transactions with BG completed in the period in 2000.

      Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                Three Months Ended March 31,

                               2001        2000
                               ----        ----

Oil Volume Sold (Bbl)            5           7

Gas Volume Sold (MMCF)         125          93

Oil Sales ($)                  122         174

Gas Sales ($)                  942         220

Average Unit Price

Oil ($/Bbl) *            $   26.53   $   24.85
Gas ($/MCF) **           $    7.53   $    2.37

*     Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**    MCF - 1,000 Cubic Feet

                    Summary of Exploration Efforts in Israel

      In the course of 1999 and 2000, three gas fields were discovered offshore Israel, "Or" and "Or South" (within the Med Yavne License) and "Nir" (within the Med Ashdod License).

Med Yavne

      Based on the gas discovery in the "Or 1" well, in June 2000 the Israel Petroleum Commissioner advised the license participants that they has been granted a 30 year lease respecting 250 square kilometers (approximately 62,000 acres) of the Med Yavne License area (hereinafter, the "Med Yavne Lease"), subject to certain conditions, which conditions include (i) the commencement of a drilling by July 1, 2001, of at least one well and the (ii) presentation of a work plan regarding the exploration activities on the Med Yavne Lease. BG International Limited, a member of the British Gas Group ("BG"), is the operator of the Med Yavne Lease.

      The processing and interpretation of a 3D seismic survey covering the Med Yavne Lease were performed and, based on these results, a detailed mapping of the gas discoveries, as well as a number of additional gas prospects in the Med Yavne Lease, were drawn up.

      The Company's participation share of the Med Yavne Lease is comprised of 0.4585%.

Med Ashdod

      Based on the gas discovery in the Nir I well, the Israeli Petroleum Commissioner extended the duration of the license to June 14, 2002. The extension specifies, among other things, the following: (i) that the processing and interpretation of the results of the 3D survey to be completed by October 1, 2001, (ii) a work program for the development of the discovered gas site to be presented by December 1, 2001, (iv) the drilling of a well by May 1, 2002.

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

      The Company's participation share of the Med Yavne Lease is comprised of approximately 0.4813%.

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

Marine Center

      On September 21, 1999, the Company was awarded a preliminary permit, "Marine Center" covering an area of 194 square kilometers. The permit included a preferential right to obtain a license. In April 2000, the participants approved an AFE in the amount of $776,000 to perform a 3D seismic survey, its processing and interpretation. The survey was completed in May 2000. The results were processed and interpreted. Preliminary results indicate the presence of gas prospects.

      In December 2000, Israeli Petroleum Commissioner issued a license in respect of the area covered by the permit (hereinafter, the "Marine Center License"), which license continues in effect through December 3, 2003. The Company holds a 1% participation interest in the Marine Center License and there maining interests are held by affiliated entities.

      The Company serves as operator of the Marine Center License.

      In December 2000, Romi 1 was drilled. After the analysis of the logs, it was determined to plug and abandon Romi 1.

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

               Summary of Exploration Efforts in the United States

      The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC "Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns working and operated and non-operated varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay

Petroleum as of December 31, 2000 are approximately 125,000 net barrels of proved developed producing oil and 3,700 MMCFs of proved developed producing and natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

                   Summary of Exploration Efforts in the Congo

      The oil and gas properties in the Congo consist of the Marine III Exploration Permit and the Marine 9 Exploration Permit. The Company holds 25% participation interest in the Marine III Exploration Permit. The Company's participation interest in the Marine 9 Exploration Permit is 5%; the remaining participants in the Marine 9 License are recognized well-known oil companies.

      The budget for the Marine 9 Permit for 2001 which the participants approved is estimated at $19 million and provides for the drilling of one well.

Operator's Fees

      During the three months ended March 31, 2001, the Company earned $68,000 in operator fees, compared to $90,000 in respect of the same period in 2000.

Oil and Gas Revenues

      For the three months ended March 31, 2001, the Company had oil and gas revenues of $1,064,000 compared to $394,000 for the same period in 2000. The increase in the 2001 period is primarily attributable to the increase in oil and gas prices as well as the increase in gas volume sold.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the three months ended on March 31, 2001, were $183,000 compared to $121,000 for the same period in 2000. The increase is primarily attributable to the increase in severance taxes.

Interest Income

      Interest income during the three months ended March 31, 2001 was $118,000 compared to $401,000 for the same period in 2000. The decrease in interest income in the 2001 period compared to the period in 2000 is primarily attributable to the devaluation of the Israeli Shekel compared to the U.S. Dollar, resulting in a corresponding decrease in the market value of Shekel denominated assets, and a decrease in interest earned on the Company's bank deposits.

Gain/loss on Marketable Securities

      During the three months ended March 31, 2001, the Company recognized net realized and unrealized losses on trading securities of $134,000 compared to net realized and unrealized gains of $74,000 for the same period in 2000.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Expense

      There was no material change in operator costs for the three months ended March 31, 2001 compared to the same period in 2000.

General and Administrative Expenses

      General and administrative expenses for the three months period ended on March 31, 2001 were $260,000 compared to $285,000 for the same period in 2000.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no material change in these market risks since the end of the fiscal year 2000.

                                     PART II

Item 1. Legal Proceedings

      The Company is involved in a dispute with a Contractor relating to drilling of the Tilapia well in the Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of March 31, 2001. As of the filing of this report, the Company has not received summons or notice of service in this matter.

Item 2. Change in Securities & Use of Proceeds

      Not Applicable

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on 8-K

      Reports on From 8-K for the three month period ended Mach 31, 2001

      Report on Form 8-K dated January 19, 2001

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ISRAMCO,  INC.
                                    Registrant


Date: May 25, 2001                  By /s/ Haim Tsuff

                                    Chairman of the Board,
                                    Chief Executive Officer
                                    and Chief Financial Officer