Form 10-Q
period 2001-06-30
ISRAMCO INC
filed 2001-08-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Check One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

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

      The number of shares outstanding of the registrant's Common Stock as August 14, 2001 was 2,639,853.

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2001 and December 31, 2000            1

         Consolidated Statement of Operations for the three and six months ended
         June 30, 2001 and 2000                                                        2

         Consolidated Statements of Cash Flows for the six  months ended
         June 30, 2001 and 2000                                                        3

         Notes to Consolidated Financial Statements                                    4

Item 2.  Management's discussion and analysis of financial statements                  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                             14

Item 2. Changes in Securities and Use of Proceeds                                     14

Item 3. Defaults upon senior securities                                               14

Item 4. Submission of Matters to a Vote of Security Holders                           14

Item 5. Other Information                                                             14

Item 6. Exhibits and Reports on Form 8-K                                              14

Signature                                                                             15

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                                 June 30,     December 31,
                                                                                   2001           2000
                                                                                   ----           ----
                                                                               (Unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 10,228       $ 12,706
   Marketable securities, at market                                                 3,390          3,526
   Accounts receivable                                                                783            831
   Prepaid expenses and other current assets                                          139            580
                                                                                 --------       --------
        Total current assets                                                       14,540         17,643

Property and equipment (successful efforts method for oil
   and gas properties)                                                              3,545          2,447
Marketable securities, at market                                                    3,780          1,019
Investment in affiliates                                                            5,386          5,544
Covenants not to compete, less accumulated amortization of $470 and
   $450 at June 30,2001 and December 31, 2000, respectively                            --             20
Deferred tax asset                                                                    740            603
Other                                                                                  70              5
                                                                                 --------       --------
         Total assets                                                            $ 28,061       $ 27,281
                                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                            1,764          1,449

                                                                                 --------       --------
        Total current liabilities                                                   1,764          1,449
                                                                                 --------       --------

Commitments, contingencies and other matters

Shareholders' equity:
    Common stock $.01 par value; authorized 7,500,000 shares;
        issued 2,669,120 shares; outstanding 2,639,853
        at June 30, 2001 and December 31, 2000                                         27             27
    Additional paid-in capital                                                     26,240         26,240
    Accumulated earnings (deficit)                                                     74           (645)
    Accumulated other comprehensive income                                            120            374
    Treasury stock, 29,267 shares at June 30, 2001 and December 31, 2000             (164)          (164)
                                                                                 --------       --------
        Total shareholders' equity                                                 26,297         25,832
                                                                                 --------       --------

        Total liabilities and shareholders' equity                               $ 28,061       $ 27,281
                                                                                 ========       ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                        Three Months Ended June 30, Six Months Ended June 30,
                                        --------------------------- -------------------------
                                             2001          2000          2001         2000
                                             ----          ----          ----         ----
REVENUES:
     Operator fees from related party            67           340           135           430
     Oil and gas sales                          770           424         1,834           818
     Interest income                            190           215           308           616
     Office services to related party           226           752           451           971
     Gain on marketable securities               92            --            --            73
     Gain on BG transaction                      --            --            --         3,626
     Equity in net income of investees          210           144            --           243
                                         ----------    ----------    ----------    ----------
            Total revenues                    1,555         1,875         2,728         6,777
                                         ----------    ----------    ----------    ----------

COSTS AND EXPENSES:
     Interest expense                            --            15            --            53
     Depreciation, depletion and
     amortization                               118           168           221           257
     Lease operating expenses and
     severance taxes                            145           130           328           251
     Exploration costs                           33           520            48           536
     Operator expense                           173           141           324           280
     General and administrative                 319           413           579           698
     Loss on marketable securities               --             1            42            --
     Equity in net loss of investees             --            --            67            --
                                         ----------    ----------    ----------    ----------
            Total expenses                      788         1,388         1,609         2,075
                                         ----------    ----------    ----------    ----------

Income before income taxes                      767           487         1,119         4,702

Income taxes                                   (243)         (268)         (400)       (2,639)
                                         ----------    ----------    ----------    ----------
Net income                                      524           219           719         2,063
                                         ==========    ==========    ==========    ==========
Earnings per common share-basic          $     0.20    $     0.08    $     0.27    $     0.78
                                         ==========    ==========    ==========    ==========
Earnings per common share-diluted        $     0.20    $     0.08    $     0.27    $     0.78
                                         ==========    ==========    ==========    ==========

Weighted average number of shares
 outstanding-basic                        2,639,853     2,639,853     2,639,853     2,639,853
                                         ==========    ==========    ==========    ==========
Weighted average number of shares
 outstanding-diluted                      2,659,328     2,663,452     2,666,990     2,652,784
                                         ==========    ==========    ==========    ==========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            2001        2000
                                                            ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    719       2,063
      Adjustment to reconcile net income to net
        cash provided by operating activities:
         Depreciation, depletion and amortization             221         257
         Loss (gain) on marketable securities                  42         (73)
         Gain on BG transaction                                --      (3,626)
         Equity in net loss (gain) of investees                67        (243)
         Employee stock awards                                 --         118
         Changes in assets and liabilities:
             Accounts receivable                               48        (444)
             Prepaid expenses and other current assets        441         359
             Other assets                                     (67)         --
             Accounts payable and accrued expenses            315       2,155
                                                         --------    --------
             Net cash provided by operating activities      1,786         566
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Addition to property and equipment                   (1,297)        (68)
      Purchase of marketable securities                    (3,203)       (537)
      Proceeds from sale of marketable securities             236       1,123
      Proceeds from BG transaction                             --       1,925
                                                         --------    --------
             Net cash provided by (used in)
               investing activities                        (4,264)      2,443
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                         --      (1,404)
                                                         --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,478)      1,605

Cash and cash equivalents-beginning of year                12,706      15,314
                                                         --------    --------
Cash and cash equivalents-end of period                    10,228    $ 16,919
                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                     --    $     53
                                                         ========    ========
     Cash paid during the period for taxes               $     25    $    525
                                                         ========    ========

               See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000. Certain reclassification of prior year amounts have been made to conform to current presentation.

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

NOTE 4 - New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended by SFAS No. 137 and SFAS No. 138, establishes of standards of Accounting for and disclosures of derivative instruments activities. This statement requires all derivative instruments to be carried on balance sheet at fair value and was effective for the Company beginning January 1, 2001. The Company's January 1, 2001 adoption of SFAS No. 133 had no impact on its financial statements.

NOTE 5 - Acquisition of  Oil and Gas Properties

On June 29, 2001, Jay Petroleum purchased an 80% working interest on the Castillo gas filed in Texas for an aggregate consideration of approximately $1million. The gas field includes 4 producing gas wells, one producing oil well as well as a number of inactive oil and gas wells.

NOTE 6 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                           For the Three Months Ended June 30,
                                           -----------------------------------
                                           2001                      2000
                                           ----                      ----
                                    Income       Shares       Income       Shares
                                  ----------   ----------   ----------   ---------
Earnings per common share-Basic   $  524,000    2,639,853   $  219,000   2,639,853
Effect of dilutive securities:
Stock Options                             --       19,475           --      23,599
                                  ----------   ----------   ----------   ---------
                                  $  524,000    2,659,328   $  219,000   2,663,452
                                  ==========   ==========   ==========   =========

                                            For the Six Months Ended June 30,
                                           -----------------------------------
                                           2001                      2000
                                           ----                      ----
                                    Income       Shares       Income       Shares
                                  ----------   ----------   ----------   ---------
Earnings per common share-Basic   $  719,000    2,639,853   $2,063,000   2,639,853
Effect of dilutive securities:
Stock Options                             --       27,137           --      12,931
                                  ----------   ----------   ----------   ---------
                                  $  719,000    2,666,990   $2,063,000   2,652,784
                                  ==========   ==========   ==========   =========

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

                               Geographic Segment
                               ------------------

                                                     United                              Consolidated
                                                     States       Israel      Africa        Total
                                                     ------       ------      ------        -----
Identifiable assets at June 30, 2001                $  3,402       $ 154       $ 150       $  3,545
Cash and corporate assets                                                                  $ 24,516
                                                                                           --------

Total Assets at June 30, 2001                                                              $ 28,061
                                                                                           ========

Identifiable assets at December 31, 2000            $  2,143       $ 154       $ 150       $  2,447
Cash and corporate assets                                                                  $ 24,834
                                                                                           --------

Total assets at December 31, 2000                                                          $ 27,281
                                                                                           ========

Six Months Ended June 30, 2001

Sales and other operating revenue                   $  1,875       $ 545       $  --       $  2,420
Costs and operating expenses                        $   (538)      $(334)      $ (49)      $   (921)
                                                    --------       -----       -----       --------
Operating profit                                    $  1,337       $ 211       $ (49)      $  1,499
                                                    ========       =====       =====

Interest Income                                                                            $    308
General corporate expenses                                                                 $   (579)
Loss on marketable securities and
 equity in net loss of investees                                                           $   (109)
Income taxes                                                                               $   (400)
                                                                                           --------
Net Income                                                                                 $    719
                                                                                           ========

Three Months Ended  June  30, 2001

Sales and other operating revenue                   $    791       $ 272       $  --       $  1,063
Costs and operating expenses                        $   (258)      $(177)      $ (34)      $   (469)
                                                    --------       -----       -----       --------
Operating profit                                    $    533       $  95       $ (34)      $    594
                                                    ========       =====       =====
Interest Income, gain on marketable
   securities and equity in net income
   of investees                                                                            $    492
General corporate expenses                                                                 $   (319)
Income taxes                                                                               $   (243)
                                                                                           --------

Net income                                                                                 $    524
                                                                                           ========

Six Months Ended June 30, 2000

Sales and other operating revenue                   $  1,387       $ 832       $  --       $  2,219
Costs and operating expenses                        $ (1,013)      $(311)      $  --         (1,324)
                                                    --------       -----       -----       --------

Operating profit                                    $    374       $ 521       $  --       $    895
                                                    ========       =====       =====       ========

Interest Income, gain on marketable
  securities, gain on BG transaction and other
  corporate revenues                                                                       $  4,558
General corporate expenses                                                                 $   (698)
Interest expense                                                                           $    (53)
Income taxes                                                                               $ (2,639)
                                                                                           --------

Net Income                                                                                 $  2,063
                                                                                           ========

                                                     United                              Consolidated
                                                     States       Israel      Africa        Total
                                                     ------       ------      ------        -----
Three Months Ended June 30, 2000

Sales and other operating revenue                   $    967       $ 549       $  --       $  1,516
Costs and operating expenses                        $   (809)      $(150)      $  --       $   (959)
                                                    --------       -----       -----       --------

Operating profit                                    $    158       $ 399       $  --       $    557
                                                    ========       =====       =====       ========
Interest Income, gain on marketable
  securities and other corporate revenues                                                  $    358
General corporate expenses                                                                 $   (413)
Interest expense                                                                           $    (15)
Income taxes                                                                               $    268)
                                                                                           --------
Net Income                                                                                 $    219
                                                                                           ========

NOTE 8 - Marketable securities

At June 30, 2001 and December 31, 2000, the Company had net unrealized (losses) gains on trading securities of $(21,000) and $16,000, respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                     June 30, 2001                December 31, 2000
                                    -------------                 -----------------

                                 Cost        Market Value        Cost       Market Value
                                 ----        ------------        ----       ------------
Debentures and
  Convertible Debentures      $2,870,000      $2,944,000      $2,981,000      $3,015,000

Equity securities             $  529,000      $  435,000      $  529,000      $  511,000

Investment Trust Fund         $   12,000      $   11,000      $       --      $       --
                              ----------      ----------      ----------      ----------
                              $3,411,000      $3,390,000      $3,510,000      $3,526,000
                              ==========      ==========      ==========      ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange and on the Nasdaq consist of equity securities, with amortized cost of $3,571,000, gross unrealized holding gains of $209,000 and a fair market value of $3,780,000 at June 30, 2001.

An investment of the Company, which was previously included in available for Sale securities, is now accounted for on the equity method. In accordance with accounting Principles Board Opinion No. 18 prior period amounts have been adjusted to reflect the investment on the method. The effect of the adjustment was to reduce equity at December 31, 2000 by $633,000, to increase net income for the six month ended June 30, 2001 by $67,000 and to decrease net income for the three month ended June 30, 2000 by $32,000.

Sales of marketable securities resulted in realized losses of $5,000 for the six months ended months ended June 30, 2001.

NOTE 9 - Comprehensive income (loss)

The Company's comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2000 was as follows:

                                                  Three months ended June 30,         Six months ended June 30,
                                                     2001             2000             2001              2000
                                                  ----------       ----------       ----------       ------------
Net Income                                        $ 524,000        $ 219,000        $ 719,000        $ 2,063,000
Other comprehensive gain (loss)
  -available-for-sale- securities                 $ (61,000)       $(293,000)       $(193,000)       $  (293,000)
  -foreign currency translation adjustments       $  20,000        $ (26,000)       $ (61,000)       $    35,000
                                                  ---------        ---------        ---------        -----------

Comprehensive income (loss)                       $ 483,000        $(100,000)       $ 465,000        $ 1,805,000
                                                  =========        =========        =========        ===========

NOTE 10 - Contingencies

The Company is involved in a dispute with a contractor relating to drilling costs of the Tilapia well in the Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of June 30, 2001.

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

Liquidity and Capital Resources

      The decrease in the Company's consolidated cash and cash equivalents of $2,478,000 from $12,706,000 at December 31, 2000 to $10,228,000 at June 30,
2001, is primarily attributable to investing activities.

      Net cash used in investing activities for the six months period ended June 30, 2001 was $4,264,000 compared to $2,443,000 provided by investing activities for the comparable six month period in 2000. Net cash used during the six month period ended June 30, 2001 was used primarily for the purchase of marketable securities and the purchase of a working interest in the Castillo gas field in Texas. The cash generated in the comparable period in 2000 is primarily attributable to one-time payments received from BG International Limited, a member of the British Gas Group ("BG") in connection with certain transactions with BG.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

Six Months Ended June 30, 2001 (the "2001 Period") Compared to Six Months Ended June 30, 2000 (the "2000 Period") and the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000:

      The Company reported net income of $719,000 ($0.27 per share) for the 2001 Period compared to a net income of $2,063,000 ($0.78 per share) for the 2000 Period and $524,000 ($0.20 per share) for the three months ended June 30, 2001 compared to $219,000 ($0.08 per share) for the comparable period in 2000. The increase in net income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 is primarily attributable to an increased revenues from oil and gas sales in the United States. The relatively higher income posted in the 2000 Period compared to the 2001 Period is primarily attributable to payments received from BG in connection with certain transaction.

   Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                         Three Months Ended June 30,   Six Months Ended June 30,

                             2001       2000              2001         2000

Oil Volume Sold (Bbl)        6          5                 10           12

Gas Volume Sold (MCF)        165        88                291          181

Oil Sales ($)                149        150               268          324

Gas Sales ($)                621        274               1,566        494

Average Unit Price

Oil ($/Bbl) *                $24.8      $30               $26.8        $27
Gas ($/MCF) **               $3.8       $3.1              $5.4         $2.7

*     Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**    MCF - 1,000 Cubic Feet

                    Summary of Exploration Efforts in Israel

      In the course of 1999 and 2000, three gas fields were discovered offshore Israel, "Or" and "Or South" (within the Med Yavne License) and "Nir" (within the Med Ashdod License).

Med Yavne

      Based on the gas discovery in the "Or 1" well, in June 2000 the Israel Petroleum Commissioner advised the license participants that they has been granted a 30 year lease respecting 250 square kilometers (approximately 62,000 acres) of the Med Yavne License area (hereinafter, the "Med Yavne Lease"), subject to certain conditions, which conditions include (i) the commencement of a drilling by July 1, 2002, of at least one well and the (ii) presentation of a work plan regarding the exploration activities on the Med Yavne Lease. BG is the operator of the Med Yavne Lease.

      The processing and interpretation of a 3D seismic survey covering the Med Yavne Lease were performed and, based on these results, a detailed mapping of the gas discoveries, as well as a number of additional gas prospects in the Med Yavne Lease, were drawn up. In May 2001, approximately 107 square kilometers of the Med Yavne Lease were relinquished as no gas prospects were uncovered therein.

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

      A 3D seismic survey covering an area comprised of 190 kilometers (approximately 119 miles) covering the Yam structure was completed in October 2000. The interpretation of the 3D seismic survey was commenced in March 2001 with the goal of identifying oil prospects in the "Yam" and "Nitzanim" structures and additional gas prospects.

      The Company's participation share of the Med Ashdod license is comprised of approximately 0.4813%. The Company serves as the operator of the Med Ashdod license.

Marine North

      In June 1999, the Company was awarded a preliminary permit referred to as the "Marine North/164" covering an area of 575 square kilometers off shore Israel. The permit included a preferential right to obtain a license. In December 2000 two licenses were issued in respect of the area covered by the permit (hereinafter, collectively, the "Marine North Licenses"), "Marine North A" and "Marine North B", which licenses continue in effect through December 3, 2003. The Company holds a 1% interest in each of the Marine North Licenses and the remaining interests are held by affiliated entities.

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

      A 2D seismic survey was performed and the survey results were processed and interpreted. Preliminary results indicated the possible presence of gas. The permits were scheduled to expire on July 8, 2001. In July 2001, the participants applied for a license covering the area comprising Marine South, thereby extending the scheduled expiration date of the permit until such time as a decision is reached on the application. If a license is granted, it is anticipated that a 3D seismic survey will be undertaken with respect to "Marine South" to enable a more accurate mapping of gas prospects.

               Summary of Exploration Efforts in the United States

      The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2000 are approximately 125,000 net barrels of proved developed producing oil and 3,700 MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

      In July 2001, Jay Management commenced drilling on the Hoover 3 well located in Oklahoma. The production tests that were conducted indicated the presence of gas. In August 2001, gas production and sales from Hoover 3 were commenced. Jay Management holds a 75% participation interest in the well and the remaining interests are held by non-affiliated entities.

      In June 2001, Jay Petroleum purchased a 80% working interest in the Castillo gas filed in Texas for an aggregate consideration of approximately $1 million. The gas field includes 4 producing gas wells, one producing oil well as well as a number of inactive oil and gas wells.

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

      The budget for the Marine 9 Permit for 2001 which the participants approved is estimated at $8.2 million.

Operator's Fees

      During the 2001 Period, the Company earned $135,000 in operator fees compared to $430,000 for the 2000 Period and $67,000 for the three months ended June 30, 2001 compared to $340,000 for the comparable period in 2000. The decrease is primarily attributable to a decrease in the number of offshore licenses in Israel in respect of which operator fees were collected. Additionally, in the 2000 Period a gas well was drilled offshore Israel.

Oil and Gas Revenues

      For the 2001 Period, the Company had oil and gas revenues of $1,834,000 compared to $818,000 for the 2000 Period and $770,000 for the three months ended June 30, 2001 compared to $424,000 for the comparable period in 2000. The increase is primarily attributable to increased oil and gas revenues resulting from the drilling of the Hoover 3 well and an increase in gas prices.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2001 Period were $328,000 compared to $251,000 for the 2000 Period and $145,000 for the three months ended on June 30, 2001, compared to $130,000 for the comparable period in 2000. The increase is primarily attributable to increased oil and gas exploration and drilling activities.

Interest Income

      Interest income in respect of the 2001 Period was $308,000 compared to $551,000 for the 2000 Period and $190,000 in respect of the three months ended June 30, 2001 compared to $206,000 for the same period in 2000. The decrease in interest income is primarily attributable to a decrease in interest earned on the Company's bank deposits.

Gain (loss) on Marketable Securities

      During the 2001 Period, the Company recognized a net realized and unrealized loss on trading securities of $42,000 compared to a gain of $138,000 for the 2000 Period and a gain of $92,000 for the three months ended June 30, 2001, compared to a net realized and unrealized gain of $8,000 for the same period in 2000.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Expense

      Operator expenses were primarily in connection with oil and gas fields in the United States. Operator expenses for the 2001 Period were $324,000 compared $280,000 for the 2000 Period and $173,000 for the three months ended June 30, 2001 compared to $141,000 for the comparable period in 2000. The increase is attributable to increased oil and gas revenues from oil and gas fields in the United States.

General and Administrative Expenses

      General and administrative expenses for the 2001 Period were $579,000 compared to $698,000 for the 2000 Period and $319,000 for the three months period ended on June 30, 2001 compared to $413,000 for the same period in 2000. The decrease was primarily due to non-cash charges attributable to the issuance in March 2000 of stock options to senior Company officers.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no material change in these market risks since the end of the fiscal year 2000.

                                     PART II

Item 1. Legal Proceedings

      The Company is involved in a dispute with a Contractor relating to drilling of the Tilapia well in the Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of June 30, 2001. As of the filing of this report, the Company has not received summons or notice of service in this matter.

Item 2. Change in Securities & Use of Proceeds

      Not Applicable

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on 8-K

      (a) Reports on From 8-K for the three month period ended June 30, 2001

      (i) Report on Form 8-K dated June 26, 2001

      (b) Exhibits
             None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ISRAMCO,  INC.
                                  Registrant


Date: August 14, 2001             By  /s/ Haim Tsuff

                                  Chairman of the Board,
                                  Chief Executive Officer
                                  and Chief Financial Officer