Form 10-K/A
period 2000-12-30
ISRAMCO INC
filed 2001-08-27
CIK 719209

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

                               EXPLANATORY NOTICE

      This Amendment No. 2 to Annual Report on From 10-K/A (this "Amendment") amends the Annual Report on Form 10-K filed by Isramco, Inc., a Delaware corporation (the "Company"), on March 30, 2001, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed by the Company on April 30, 2001 (as amended, the "Original Annual Report"). The sole purpose of this Amendment is to amend
Item 14 of the Original Annual Report to include as an exhibit thereto the Financial Statements and Notes thereto of Isramco Negev 2 Limited Partnership, an affiliate of the Company, for the year ended December 31, 2000 (the "Isramco Negev 2 Financials"). The Isramco Negev 2 Financials are attached hereto as
Exhibit 99.1.

Item 14 Financial Statements and Exhibits

      (c) Exhibits

Exhibit No.
-----------

99.1 Financial Statements and Notes thereto of Isramco Negev 2 Limited Partnerhip for the year ended December 31, 2000 .

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ISRAMCO, INC.
                                               Registrant


Date:    August 27, 2001                       /s/ Haim Tsuff
                                               -------------------

                                               Haim Tsuff
                                               Chairman of the Board and
                                               Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit No.
-----------

99.1 Financial Statements and Notes thereto for Isramco Negev 2 Limited Partnership for the year ended December 31, 2000.