Form 10-Q
period 2001-09-30
ISRAMCO INC
filed 2001-11-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Check One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       or

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

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of November 14, 2001 was 2,639,853.

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2001 and
        December 31, 2000 ..................................................   1

        Consolidated Statement of Operations for the three and nine
        months ended September 30, 2001 and 2000 ...........................   2

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2001 and 2000 ........................................   3

        Notes to Consolidated Financial Statements .........................   4

Item 2. Management's discussion and analysis of financial statements .......  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  15

Item 2. Changes in Securities ..............................................  15

Item 3. Defaults upon senior securities ....................................  15

Item 4. Submission of Matters to a Vote of Security Holders ................  15

Item 5. Other Information ..................................................  15

Item 6. Exhibits and Reports on Form 8-K ...................................  16


Signatures

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                September 30,    December 31,
                                                                    2001             2000
                                                                -------------    ------------
                                                                 (Unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents                                      $  5,924         $ 12,706
   Marketable securities, at market                                  3,133            3,526
   Accounts receivable                                                 436              831
   Prepaid expenses and other current assets                           272              580
                                                                  --------         --------
        Total current assets                                         9,765           17,643

Property and equipment (successful efforts method for oil
   and gas properties)                                               3,923            2,447
Marketable securities, at market                                     6,989            1,019
Investment in affiliates                                             5,784            5,544
Covenants not to compete, less accumulated amortization
   of $470 and $450 at September 30,2001
   and December 31, 2000, respectively                                  --               20
Deferred tax asset                                                     765              603
Other                                                                   70                5
                                                                  --------         --------
         Total assets                                             $ 27,296         $ 27,281
                                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                             1,222            1,449
                                                                  --------         --------
        Total current liabilities                                    1,222            1,449
                                                                  --------         --------

Commitments, contingencies and other matters

Shareholders' equity:
    Common stock $.0l par value; authorized 7,500,000
        shares; issued 2,669,120 shares; outstanding
        2,639,853 at September 30, 2001 and
        December 31,2000                                                27               27
    Additional paid-in capital                                      26,240           26,240
    Accumulated deficit                                               (103)            (645)
    Accumulated other comprehensive income                              74              374
    Treasury stock, 29,267 shares at
        September 30, 2001 and December 31, 2000                      (164)            (164)
                                                                  --------         --------
        Total shareholders' equity                                  26,074           25,832
                                                                  --------         --------

        Total liabilities and shareholders' equity                $ 27,296         $ 27,281
                                                                  ========         ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                      September 30,
                                            ---------------------------       ---------------------------
                                               2001             2000             2001             2000
                                            ----------       ----------       ----------       ----------
REVENUES:
     Operator fees from related party               50              401              185              831
     Oil and gas sales                             604              513            2,438            1,331
     Interest income                               100              376              408              992
     Office services to related party              248              321              699            1,292
     Gain on marketable securities                  --               10               --               83
     Gain on BG transaction                         --               --               --            3,626
     Equity in net income of investees              --              185               --              428
                                            ----------       ----------       ----------       ----------
            Total revenues                       1,002            1,806            3,730            8,583
                                            ----------       ----------       ----------       ----------

COSTS AND EXPENSES:
     Interest expense                               --               --               --               53
     Depreciation, depletion and
     amortization                                  114              119              335              376
     Lease operating expenses and
     severance taxes                               192              175              520              426
     Exploration costs                              35               17               83              553
     Operator expense                              179              137              503              417
     General and administrative                    294              317              873            1,015
     Loss on marketable securities                 141               --              183               --
     Equity in net loss of investees               324               --              391               --
                                            ----------       ----------       ----------       ----------
            Total expenses                       1,279              765            2,888            2,840
                                            ----------       ----------       ----------       ----------

Income (loss) before income taxes                 (277)           1,041              842            5,743

Income taxes                                       100             (475)            (300)          (3,114)
                                            ----------       ----------       ----------       ----------
Net income (loss)                                 (177)             566              542            2,629
                                            ==========       ==========       ==========       ==========
Earnings per common share-basic             $    (0.07)      $     0.21       $     0.21       $     1.00
                                            ==========       ==========       ==========       ==========
Earnings per common share-diluted           $    (0.07)      $     0.21       $     0.20       $     0.99
                                            ==========       ==========       ==========       ==========

Weighted average number of shares
 outstanding-basic                           2,639,853        2,639,853        2,639,853        2,639,853
                                            ==========       ==========       ==========       ==========
Weighted average number of shares
 outstanding-diluted                         2,639,853        2,677,369        2,661,027        2,661,179
                                            ==========       ==========       ==========       ==========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                         Nine Months Ended September 30,
                                                         ------------------------------
                                                              2001           2000
                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       542          2,629
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation, depletion and amortization                335            376
         Loss (gain) on marketable securities                    183            (83)
         Gain on BG transaction                                   --         (3,626)
         Equity in net loss (gain) of investees                  391           (428)
         Employee stock awards                                    --            118
         Changes in assets and liabilities:
             Accounts receivable                                 395           (589)
             Prepaid expenses and other current assets           308           (415)
             Other assets                                        (66)            --
             Accounts payable and accrued expenses              (227)         2,571
                                                            --------       --------
             Net cash provided by operating activities         1,861            553
                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Addition to property and equipment                      (1,789)          (444)
      Purchase of convertible promissory notes                    --           (403)
      Purchase of marketable securities                       (6,812)        (2,861)
      Purchase of Investment in affiliate                       (845)            --
      Proceeds from sale of marketable securities                803          1,765
      Proceeds from BG transaction                                --          1,925
                                                            --------       --------

             Net cash used in investing activities            (8,643)           (18)
                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                            --         (1,404)
                                                            --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (6,782)          (869)

Cash and cash equivalents-beginning of year                   12,706         15,314
                                                            --------       --------
Cash and cash equivalents-end of period                     $  5,924       $ 14,445
                                                            ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                        --       $     53
                                                            ========       ========
  Cash paid during the period for taxes                     $     25       $    625
                                                            ========       ========

               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain re-classification of prior year amounts have been made to conform to current presentation.

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

NOTE 5 - Acquisition of Oil and Gas Properties

On June 29, 2001, Jay Petroleum purchased an 80% working interest in the Castillo gas field in Texas for an aggregate consideration of approximately
$1 million. The gas field includes 4 producing gas wells, one producing oil well as well as a number of inactive oil and gas wells.

NOTE 6 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                               For the Three Months Ended September 30,
                                     -----------------------------------------------------------
                                                2001                              2000
                                     ----------------------------      -------------------------
                                         Loss            Shares          Income          Shares
                                     -----------        ---------      ----------      ---------
Earnings per common share-Basic      $  (177,000)       2,639,853      $  566,000      2,639,853
Effect of dilutive securities:
Stock Options                                 --               --              --         37,516
                                     -----------        ---------      ----------      ---------
                                     $  (177,000)       2,639,853      $  566,000      2,677,369
                                     ===========        =========      ==========      =========
                                              For the Nine Months Ended September 30,
                                     ---------------------------------------------------------
                                                2001                            2000
                                     --------------------------      -------------------------
                                       Income          Shares          Income          Shares
                                     ----------       ---------      ----------      ---------
Earnings per common share-Basic      $  542,000       2,639,853      $2,629,000      2,639,853
Effect of dilutive securities:
Stock Options                                --          21,174              --         21,326
                                     ----------       ---------      ----------      ---------
                                     $  542,000       2,661,027      $2,629,000      2,661,179
                                     ==========       =========      ==========      =========

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

The Company's oil and gas business is subject to operating risks associated with the exploration and production of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities or formations. In addition, oil and gas prices have fluctuated substantially in recent years as a result of events, which were outside of the Company's control. Financial information, summarized by geographic area, is as follows (in thousands):

                               Geographic Segment

                                               United
Consolidated                                   States       Israel       Africa       Total
                                               ------       ------       ------      --------
Identifiable assets at September 30, 2001     $  3,635     $    138     $    150     $  3,923
Cash and corporate assets                                                            $ 23,373
                                                                                     --------

Total Assets at September 30, 2001                                                   $ 27,296
                                                                                     ========

Identifiable assets at December 31, 2000      $  2,143     $    154     $    150     $  2,447
Cash and corporate assets                                                            $ 24,834
                                                                                     --------

Total assets at December 31, 2000                                                    $ 27,281
                                                                                     ========

Nine Months Ended September 30, 2001

Sales and other operating revenue             $  2,512     $    810     $     --     $  3,322
Costs and operating expenses                  $   (837)    $   (521)    $    (83)    $ (1,441)
                                              --------     --------     --------     --------
Operating profit                              $  1,675     $    289     $    (83)    $  1,881
                                              ========     ========     ========
Interest Income                                                                      $    408
General corporate expenses                                                           $   (873)
Loss on marketable securities and
 equity in net loss of investees                                                     $   (574)
Income taxes                                                                         $   (300)
                                                                                     --------
Net Income                                                                           $    542
                                                                                     ========

Three Months Ended September 30, 2001

Sales and other operating revenue             $    637     $    265     $     --     $    902
Costs and operating expenses                  $   (299)    $   (187)    $    (34)    $   (520)
                                              --------     --------     --------     --------
Operating profit                              $    338     $     78     $    (34)    $    382
                                              ========     ========     ========

Interest Income                                                                      $    100
General corporate expenses                                                           $   (294)
Loss on marketable securities and
 equity in net loss of investees                                                     $   (465)
Income tax benefit                                                                   $    100
                                                                                     --------

Loss                                                                                 $   (177)
                                                                                     ========

                                                   United
Consolidated                                       States      Israel      Africa       Total
                                                   -------     -------     -------     -------
Nine Months Ended September 30, 2000

Sales and other operating revenue                  $ 1,937     $ 1,517     $    --     $ 3,454
Costs and operating expenses                       $(1,302)    $  (470)    $    --     $(1,772)
                                                   -------     -------     -------     -------
Operating profit                                   $   635     $ 1,047     $    --     $ 1,682
                                                   =======     =======     =======
Interest Income, gain on marketable
  securities, gain on BG transaction and other
  corporate revenues                                                                   $ 5,129
General corporate expenses                                                             $(1,015)
Interest expense                                                                       $   (53)
Income taxes                                                                           $(3,114)
                                                                                       -------

Net Income                                                                             $ 2,629
                                                                                       =======

Three Months Ended September 30, 2000

Sales and other operating revenue                  $   550     $   685     $    --     $ 1,235
Costs and operating expenses                       $  (289)    $  (159)    $    --     $  (448)
                                                   -------     -------     -------     -------

Operating profit                                   $   261     $   526     $    --     $   787
                                                   =======     =======     =======

Interest Income, gain on marketable
  securities and other corporate revenues                                              $   571
General corporate expenses                                                             $  (317)
Interest expense                                                                       $    --
Income taxes                                                                           $  (475)
                                                                                       -------
Net Income                                                                             $   566
                                                                                       =======

NOTE 8 - Marketable securities

At September 30, 2001 and December 31, 2000, the Company had net unrealized (losses) gains on trading securities of $(153,000) and $16,000, respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                 September 30, 2001             December 31, 2000
                             --------------------------    --------------------------
                                Cost       Market Value       Cost       Market Value
                             ----------    ------------    ----------    ------------
Debentures and
  Convertible Debentures     $2,528,000     $2,537,000     $2,981,000     $3,015,000

Equity securities            $  746,000     $  587,000     $  529,000     $  511,000

Investment Trust Fund        $   12,000     $    9,000     $       --     $       --
                             ----------     ----------     ----------     ----------
                             $3,286,000     $3,133,000     $3,510,000     $3,526,000
                             ==========     ==========     ==========     ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange and on the Nasdaq consist of equity securities, with amortized cost of $6,728,000 gross unrealized holding gains of $261,000 and a fair market value of $6,989,000 at September 30, 2001.

An investment of the Company, which was previously included in available-for-sale securities, is now accounted for on the equity method. In accordance with Accounting Principles Board Opinion No. 18 prior period amounts have been adjusted to reflect the investment on the method. The effect of the adjustment was to reduce equity at December 31, 2000 by $633,000, to increase net income for the nine month ended September 30, 2001 by $262,000 and to increase net income for the three month ended September 30, 2000 by $195,000.

Sales of marketable securities resulted in realized losses of $14,000 for the nine months ended September 30, 2001.

NOTE 9 - Comprehensive income (loss)

The Company's comprehensive income (loss) for the three and nine months periods ended September 30, 2001 and 2000 was as follows:

                                                   Three months                     Nine months
                                                ended September 30,             ended September 30,
                                              ------------------------      --------------------------
                                                 2001          2000           2001            2000
                                              ---------      ---------      ---------      -----------
Net Income (loss)                             $(177,000)     $ 566,000      $ 542,000      $ 2,629,000
Other comprehensive gain (loss)
-- available-for-sale securities              $  33,000      $  10,000      $(160,000)     $  (283,000)
-- foreign currency translation adjustments   $ (79,000)     $  (1,000)     $(140,000)     $    34,000
                                              ---------      ---------      ---------      -----------
Comprehensive income (loss)                   $(223,000)     $ 575,000      $ 242,000      $ 2,380,000
                                              =========      =========      =========      ===========

NOTE 10 - Contingencies

The Company is involved in a dispute with a contractor relating to drilling costs of the Tilapia well in the Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of September 30, 2001.

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

Liquidity and Capital Resources

      The decrease in the Company's consolidated cash and cash equivalents of $6,782,000 from $12,706,000 at December 31, 2000 to $5,924,000 at September 30,
2001 is primarily attributable to investing activities.

      Net cash used in investing activities for the nine month period ended September 30, 2001 was $8,643,000 and was primarily used for the purchase of marketable securities and the purchase of a working interest in the Castillo gas field in Texas. Net cash used in investing activities for the comparable period in 2000 was $18,000. The relatively lower amount of net cash used in the 2000 period is primarily attributable to one-time payments received from BG International Limited, a member of the British Gas Group ("BG") in connection with certain transactions with BG and to the net purchase and sale of marketable securities

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

Nine Months Ended September 30, 2001 (the "2001 Period") Compared to the Nine Months Ended September 30, 2000 (the "2000 Period") and the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000:

      The Company reported net income of $542,000 ($0.21 per share) for the 2001 Period compared to a net income of $2,629,000 ($1.00 per share) for the 2000 Period and a loss of 177,000 (loss of $0.07 per share) for the three months ended September 30, 2001 compared to net income of $566,000 ($0.21 per share) for the comparable period in 2000. The decrease in net income for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 is primarily attributable to a decrease in operator fees and interest income, losses on marketable securities and net losses attributable to investments which are accounted for as equity. The relatively higher income posted in the 2000 Period compared to the 2001 Period is primarily attributable to payments received from BG in connection with certain transactions.

      Set forth below is a break-down of these results:

United States

Oil and Gas Revenues (in thousands)

                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,

                              2001         2000         2001         2000

Oil Volume Sold (Bbl)            4            6           14           18

Gas Volume Sold (MMCF)         149           76          480          258

Oil Sales ($)                  100          184          368          508

Gas Sales ($)                  504          329         2070          823

Average Unit Price

Oil ($/Bbl) *               $24.65       $30.7        $25.46       $28.2
Gas ($/MCF) **              $ 3.39       $ 4.3        $ 4.31       $ 3.2

*     Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons
**    MCF - 1,000 Cubic Feet

                    Summary of Exploration Efforts in Israel

      In the course of 1999 and 2000, three gas fields were discovered offshore Israel, "Or" and "Or South" (within the Med Yavne License) and "Nir" (within the Med Ashdod License).

Med Yavne

      Based on the gas discovery in the "Or 1" well, in June 2000 the Israel Petroleum Commissioner advised the license participants that they had been granted a 30 year lease respecting 250 square kilometers (approximately 62,000 acres) of the Med Yavne License area (hereinafter, the "Med Yavne Lease"), subject to certain conditions, which conditions include (i) the commencement of a drilling by July 1, 2002, of at least one well and the (ii) presentation of a work plan regarding the exploration activities on the Med Yavne Lease. BG is the operator of the Med Yavne Lease.

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

Med Ashdod

      Based on the gas discovery in the Nir I well, the Israeli Petroleum Commissioner extended the duration of the license to June 14, 2002. The extension specifies, among other things, (i) presentation by December 1, 2001 of a work program for the development of a discovered gas site and (ii) the drilling of a well by May 1, 2002.

      A 3D seismic survey covering an area comprised of 190 square kilometers within the northern section of the license (the "Yam" block) was completed in October 2000. The interpretation of the survey results, which included a detailed mapping of the Yam block, was completed in October 2001 and indicated the existence of deep oil prospects. Preliminary interpretation of the results of the deep parts of an earlier 3D seismic survey with respect of the southern section of the license (the "Nitzanim" structures) indicated the existence of additional deep oil prospects. The shallow gas prospects in the southern section of the license were seismically studied and mapped. No decision has yet been taken as to the drilling, if any, on the sites of these prospects.

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

      In August 2001, Jay Petroleum completed the purchase of approximately 1,000 acres on West Texas, intending to commence drilling activities (for gas research purposes) on December 2001. The related drilling costs are estimated to $800,000.

                   Summary of Exploration Efforts in the Congo

      The oil and gas properties in the Congo consist of the Marine III Exploration Permit and the Marine 9 Exploration Permit. The Company holds 25% participation interest in the Marine III Exploration Permit (through Naphtha Congo Ltd). The Company's participation interest in the Marine 9 Exploration Permit is 5% (through Naphtha Congo Limited Partnership); the remaining participants in the Marine 9 License are recognized well-known oil companies.

      The budget for the Marine 9 Permit for 2001 which the participants approved is estimated at $8.2 million.

      The operator is planning to drill an exploratory well on the first half of year 2002.

Operator's Fees

      During the 2001 Period, the Company earned $185,000 in operator fees compared to $831,000 for the 2000 Period and $50,000 for the three months ended September 30, 2001 compared to $401,000 for the comparable period in 2000. The decrease is primarily attributable to a decrease in the number of offshore licenses in Israel in respect of which operator fees were collected. Additionally, in the 2000 Period a gas well was drilled offshore Israel.

Oil and Gas Revenues

      For the 2001 Period, the Company had oil and gas revenues of $2,438,000 compared to $1,331,000 for the 2000 Period and $604,000 for the three months ended September 30, 2001 compared to $513,000 for the comparable period in 2000. The increase in the 2001 Period compared to the 2000 Period and for the three months ended September 30, 2001 compared to the same period in 2000 is primarily attributable to increased volume sales of gas.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2001 Period were $520,000 compared to $426,000 for the 2000 Period and $192,000 for the three months ended on September 30, 2001, compared to $175,000 for the comparable period in 2000. The increase is primarily attributable to increased oil and gas exploration, drilling activities and production.

Interest Income

      Interest income in respect of the 2001 Period was $408,000 compared to $878,000 for the 2000 Period and $100,000 in respect of the three months ended September 30, 2001 compared to $327,000 for the same period in 2000. The decrease in interest income is primarily attributable to a decrease in interest earned on the Company's bank deposits.

Gain (loss) on Marketable Securities

      During the 2001 Period, the Company recognized a net realized and unrealized loss on trading securities of $183,000 compared to a gain of $197,000 for the 2000 Period and a loss of $141,000 for the three months ended September 30, 2001, compared to a net realized and unrealized gain of $59,000 for the same period in 2000.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Expense

      Operator expenses were primarily in connection with oil and gas fields in the United States. Operator expenses for the 2001 Period were $503,000 compared $417,000 for the 2000 Period and $179,000 for the three months ended September 30, 2001 compared to $137,000 for the comparable period in 2000. The increase is attributable to increased oil and gas revenues from oil and gas fields in the United States.

General and Administrative Expenses

      General and administrative expenses for the 2001 Period were $873,000 compared to $1,015,000 for the 2000 Period and $294,000 for the three months period ended on September 30, 2001 compared to $317,000 for the same period in 2000. The decrease was primarily due to non-cash charges attributable to the issuance in March 2000 of stock options to senior Company officers.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no material change in these market risks since the end of the fiscal year 2000.

                                     PART II

Item 1. Legal Proceedings

      The Company is involved in a dispute with a Contractor relating to drilling of the Tilapia well in the Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of September 30, 2001. The Company is currently negotiating a settlement of this matter; however, no assurance can be provided that the Company will in fact be able to settle this matter on terms agreeable to it.

Item 2. Change in Securities & Use of Proceeds

      Not Applicable

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on 8-K

      (i) Exhibits

      None

      (ii) Reports on Form 8-K for the three month period ended September 30,
2001

      None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ISRAMCO, INC.
                                        Registrant


Date: November 14, 2001                 By  /s/ Haim Tsuff
                                          --------------------------------------
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          and Chief Financial Officer