Form 10-K405
period 2001-12-31
ISRAMCO INC
filed 2002-04-01
CIK 719209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            Annual Report for the Fiscal year ended December 31, 2001

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

[Mark One]

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 28, 2002, the Registrant had outstanding 2,639,853 shares of $0.01 par value Common Stock. The aggregate market value of such Common Stock held by non-affiliates of the Registrant at March 28, 2002 was approximately $4.5 million. Such market value was calculated by using the closing price of such common stock as of such date reported on the NASDAQ market.

                                     Part I

Item 1. Business and Properties

General

      Since its formation in 1982, Isramco, Inc. ("Isramco" or the "Company") has been active in the exploration of oil and gas in Israel, as well as in the United States. To date, three gas fields were discovered offshore Israel. As a result of the gas discoveries, two (2) 30 year leases were granted respecting areas formerly included in, respectively, in the Med Ashdod license area and the Med Yavne license area (hereinafter collectively, the "Med Leases"). See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Israel". The Company is the operator of Med Ashdod lease and holds 0.3625% participation interest.

      In addition to the Med Leases, in June 1999, the Company was awarded a preliminary permit referred to as "Marine North/164" covering an area 575 square kilometers offshore Israel ("Marine North"). On September 21, 1999, the Company was awarded an additional preliminary permit, "Marine Center/168" covering an area of 194 square kilometers offshore Israel and located adjacent to the Herzliya coastline ("Marine Center"). In December 2000, the Israeli Petroleum Commissioner issued 3 year licenses respecting Marine Center and Marine North. The Company is the operator of these licenses and holds a 1% participation interest in each venture and the remaining interests are held by affiliated entities. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Israel".

      In January 2000, the Company was awarded an offshore preliminary permit known as "Marine South", covering an area of approximately 142 square kilometers offshore Israel and an additional permit known as "Marine South B", covering an area of approximately 40 square kilometers offshore Israel. A 2D seismic survey relating to Marine South was performed and the survey results were processed and interpreted. Preliminary results indicated the possible presence of gas. In January 2002, the Israeli Petroleum Commissioner issued a three (3) Years license in respect of the area covered by the Marine South permit ("Marine South"). The Company serves as operator of the Marine South license and holds a 1% participation interest therein; the remaining participation interests are held by affiliated entities. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Israel".

      In 1997 the Company expanded its activities to the United States. The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC "Jay Management"), is involved in oil and gas exploration production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2001 are approximately 140,000 net barrels of proved developed producing oil and 4,424 MMCFs of proved developed producing natural gas. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- United States".

      In 1997 the Company acquired from an affiliated entity a 50% participation in a joint venture which holds two permits offshore in the Congo; the Marine III Exploration Permit and the Tilapia Exploitation Permit. Drilling began in September 2000 on an onshore well, the Tilapia-Land 1, located within the Tilapia permit. Based on the results of the production tests that were performed on the well, the permit participants decided to plug and abandon the well. Following the abandonment of the well, the Company elected to abandon the Tilapia Permit in the Congo. In an effort to maintain its presence in the Congo, the Company entered into an agreement with affiliated entities to purchase their participation interests in a limited partnership that holds a 5% working interest in the "Marine 9" license located off-shore Congo. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Congo".

The Operator of the Israeli Leases/Licenses

      The Med License Joint Venture Agreement (the "Joint Venture Agreement") and the Med License Joint Operating Agreement (the "JOA"), as amended, were entered into between the participants of the former Med Licenses, which licenses have expired, to explore, develop and produce petroleum and/or gas in certain areas onshore and offshore in Israel. Subject to the provisions of the Joint Venture Agreement and the JOA, each party participates in all the costs, expenses and obligations incurred in relation to a contract area in the same proportion as its rights and interests in such contract area. Under the JOA, the Operator carries out all the operations contemplated in the JOA, in the framework of approved Work Programs and within the limitations of approved budgets (AFE's). The Operator may be removed for cause, by notice in writing given by two or more of the other parties representing at least 65% of the total interests in a contract area. See "Table of Petroleum Assets and Oil and Gas Ventures.

      The Company is currently the Operator of the Med Ashdod Lease, the new 3-year Marine North and Marine Center licenses granted in December 2000 and the 3-year Marine South license granted in January 2002. As the Operator, the Company is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Petach Tikva, Israel. With eight full-time employees, outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a Joint Operating Agreement. With respect to the Med Yavne Lease, the Company furnishes to BG International Limited, a member of the British Gas Group ("BG"), the operator of the lease, consulting services of an administrative and technical nature for which it receives a monthly fee equal to $10,000. See "Summary Description of the Ventures, the Petroleum Assets, related Work Obligations and Exploration Efforts -- Israel". In October 1999, BG acquired a 50% participation interest from the license participants in certain licenses then existing, including the [forerunner] to the Med Yavne Lease, pursuant to which BG operates the Med Yavne Lease.

      As operator, the Company charges each venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License/Leas. During the year ended December 31, 2001, the Company was paid a total of $234,000 as operator fees.

General Partner for the Isramco Negev 2 Limited Partnership

      In 1989 the Company formed in Israel the Isramco Negev 2 Limited Partnership (the "Limited Partnership") to acquire from the Company a substantial portion of its working interest in the Negev 2 Venture, the venture which the Company and related parties established to hold the rights to the properties which eventually became the subject of the Med Licenses. In exchange for working interests, the Limited Partnership paid to the Company $700,000 and granted to the Company certain overriding royalties. In 1992, the Company transferred to the Limited Partnership additional rights in the Negev Ashquelon License, the Bessor Carveout, and the Negev Med Permit with Priority Rights (now the Med Leases) in exchange for additional overriding royalties and reimbursement of expenses. The Company created Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary to act as the General Partner for the Limited Partnership and formed Isramco Management (1988) Ltd., a wholly-owned subsidiary to act as the nominee holder of Limited Partnership units held by public investors in Israel.

      Pursuant to the Limited Partnership Agreement and the Trust Agreement, a Supervisor was appointed on behalf of the Limited Partnership unit holders, with sole authority to appoint the sole director for Isramco Management (1988) Ltd. and to supervise its activities on behalf of and for the benefit of the Limited Partnership unit holders. The control and management of the Limited Partnership vests with the General Partner, however, matters involving certain rights of the Limited Partnership unit holders are subject to the supervision of the Supervisor and in certain instances the approval of the Limited Partnership unit holders. The firm of Igal Brightman & Co., Accountants and Mr. David Valiano, Accountant has been appointed as Supervisors.

      The Company currently receives through IOG a management fee of $40,000 per month from the Limited Partnership for office space, management and other services. It has been significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. The Company currently holds 4.32% of the issued Partnership units and a wholly-owned subsidiary of the Company, IOG, which serves as the general partner for the Partnership (the "General Partner"), holds an additional 0.008% of the Partnership units. On December 31, 2001, the Limited Partnership had cash, cash equivalents, certificates of deposit and marketable securities with a value of approximately $106 million.

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

      Drilling on an onshore well, the Tilapia-Land 1 within the Tilapia permit in the Congo, commenced in September 2000. Based on the results of the production tests that were performed on the well, the license participants decided to plug and abandon the well. Following the plugging of the well, the Company elected in January 2001 to abandon the Tilapia Permit. The aggregate amount expended by the Company to date in connection with the Tilapia Permit (including the foregoing acquisition costs) is approximately at $4.4 million

      The Marine III Exploration Permit covers an area of approximately 236,000 acres and is located in shallow water, 0-80 Feet deep, along the coast. The area of the two permits is covered by a dense grid of two dimensional seismic lines.

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

                    OIL AND GAS VENTURES AND PETROLEUM ASSETS
           OIL AND GAS VENTURES AND PETROLEUM ASSETS LOCATED IN ISRAEL

      The table below sets forth the Working Interests and Petroleum Assets of the Company and all affiliated and non-affiliated participants in (i) the Ventures, (ii) the Petroleum Assets, (iii) the total acreage of each Petroleum Asset, and (iv) the expiration dates of each of the licenses as of December 31, 2001. This information pertains only to Petroleum Assets located in Israel. The Company also holds Overriding Royalties in the Petroleum Assets. See "Table of Overriding Royalties".

                  TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                           OIL AND GAS VENTURES (1)(3)
                              (% Interest of 100%)

Name of Participant                                Med Yavne Lease*   Med Ashdod Lease**(2)
The Company                                             0.4584               0.3625

Affiliates

Isramco Negev 2, Limited                                32.411              19.1369
Partnership

I.N.O.C. Dead Sea                                           --               5.0525
Limited Partnership

Naphtha                                                 1.8033               1.8411

Naphtha Explorations                                    2.2826               1.8411
Limited Partnership

JOEL                                                    2.8807                   --

Equital                                                 2.1639                   --

Non-affiliated entities

Delek Drilling Limited                                   8.000              21.7658
Partnership

BG International Ltd.                                   35.000               35.000

Middle East Energy (MEE) LP                             15.000               15.000

Total                                                  100.000              100.000

Area (acres)                                            35,900               61,800

Expiration Date                                      6/10/2030            1/15/2032

* The lease was granted in June 2000 and is scheduled to expire in June 2030.

** The lease was granted in January 2002 and is scheduled to expire in January 2032.

(1) Subject to the fulfillment of applicable provisions of the Israel Petroleum Law and Regulations, and the conditions and work obligations of each of the above licenses/Leases.

(2) Under the Grant Agreement with the Government of Israel, the Government may claim that the Company is contingently obligated to repay to the Government the Grant monies in the amount of $110,000 and to pay a 6. 5 % Overriding Royalty on all production from the area.

(3) All of the Petroleum Assets are subject to a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

                                 Marine Licenses

Name of Participant     Marine North A   Marine North B   Marine Center   Marine South
Company                          1                1               1              1

Isramco Negev 2                 79               79              59             59
Limited Partnership

Modein Energy Limited           20               20              10             10
Partnership

Naphtha Explorations            --               --              15             15
Limited Partnership

I.N.O.C. Dead Sea               --               --              10             10
Limited Partnership

Total                          100              100             100            100

Acres                       91,000           51,150          48,000         35,000

Expiration Date            12/3/03          12/3/03         12/3/03        1/15/05

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

                         TABLE OF OVERRIDING ROYALTIES

      From The Limited Partnership On the first 10% of the Limited Partnership's Share of the following Petroleum Licenses

                                      Before Payout    After Payout

Med Yavne Lease*                             1%             13%
Med Ashdod Lease**                           1%             13%

From JOEL                          On 8% of JOEL's Interest

                                      Before Payout    After Payout
Med Ashdod Lease                           2.5%           12.5%

From Delek Oil Exploration Ltd.

(DOEX) (1)(2)                      On 6% of DOEX's Interest

                                      Before Payout    After Payout

Med Ashdod Lease                           2.5%           12.5%

From Naphtha, Naphtha Exploration LLP, Joel, Equital, IOC Limited Partnership and Equital On oil and/or gas produced on the Med Leases

                  2%

To IOG      On Certain petroleum rights held by Limited Partnership

                  5%

* A 30 year lease covering an area of approximately 250 square kilometers (including the area of the gas discovery) was granted in June 2000.

** A 30-year lease covering an area of approximately 250 square kilometers (including the area of the gas discovery) was granted in January 2002.

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

(1) The Working Interests of Delek and DOEX have been assigned to Delek Drilling Limited Partnership.

(2) In a prospectus of the Delek Limited Partnership dated January 26, 1994 it is stated that the Interest which the Delek L.P, received from Delek and DOEX is free from any encumbrances except that Isramco, Inc. may argue that the Interests are subject to an overriding royalty. The Company has no information available to it as to why this statement is in the Delek L.P. prospectus. Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts

                    Summary of Exploration Efforts in Israel

      To date, three gas fields were discovered offshore Israel known respectively as Or, Or South and Nir. Based on the gas finds, a 30 year lease covering an area of approximately 250 square kilometers (including the area of the Or gas discovery) was granted in June 2000 (hereinafter, the "Med Yavne Lease") and an additional 30 year lease covering an area of approximately 250 square kilometers (including the area of the Nir gas discovery) was granted in January 2002 (hereinafter, the "Med Ashdod Lease").

Med Yavne Lease

      Based on the gas discovery in the Or 1 well, in June 2000 the Israel Petroleum Commissioner advised the license participants that they had been granted the Med Yavne Lease, subject to certain conditions, which conditions include (i) the commencement of a drilling by July 1, 2002, of at least one well and the (ii) presentation of a work plan regarding the exploration activities on the Med Yavne Lease covering 250 square kilometers (approximately 62,000 acres).

      The processing and interpretation of a 3D seismic survey covering the Med Yavne Lease were performed and, based on these results, a detailed mapping of the gas discoveries, as well as a number of additional gas prospects in the Med Yavne Lease, were drawn up. A reserve study was undertaken and the estimated total recoverable gas reserves were placed at 93 billion cubic feet. In May 2001, approximately 105 square kilometers of the northern part of the Med Yavne Lease were relinquished as no gas prospects were uncovered therein.

      The Company's participation share of the Med Yavne Lease is 0.4585%.

      BG International Limited, a member of the British Gas Group ("BG") is the operator of the Med Yavne Lease. In October 1999, BG and the Company and the other participants in the then existing Med licenses (collectively, the "Isramco Group"), entered into an agreement with BG for the acquisition by BG from the Isramco Group of a 50% participation interest in such licenses and BG's replacement of the Company as operator of the forerunner to the Med Yavne Lease and any new license issued in respect of the other Med licenses scheduled to expire in June 2000 (the " BG Transaction").

      With respect to the Med Yavne Lease, the Joint Operating Agreement has been revised to provide, among other things, that the Company will furnish to BG consulting services of an administrative and technical nature. In consideration therefor, the Company is entitled to a monthly fee equal to $10,000. The Company is entitled to receive from each member of the Isramco Group overriding royalties equal to 2% of each such member's rights to any oil and/or gas which is produced within the existing offshore licenses or within any new licenses or within other oil and gas rights which may be obtained in lieu of these offshore licenses.

Med Ashdod Lease

      Based on the Nir I discovery, in January 2002 the Israel Petroleum Commissioner advised the license participants that they had been granted the Med Ashdod Lease covering 250 square kilometers (approximately 62,000 acres). The Company serves as the operator of the Med Ashdod Lease and holds a 0.3625% interest therein.

      In April 2000, a 3D seismic survey was conducted in the southern part of the former Med Ashdod license area and, based on the results of the survey, the participants decided to commence drilling for gas in the Yam Ashdod Carveout area. Drilling of the Nir 1 well (within the area covered by the "Yam Ashdod" carveout delineated by the participants in former Med Ashdod license area) commenced in June 2000. The Nir 1 well is situated approximately 17 kilometers (approximately 10.6 miles) off the coast of Israel. Production tests were undertaken and results indicated a daily gas flow rate of up to 15 million cubic feet.

Test results were further analyzed by an independent engineering consulting firm. A reserves study was completed in October 2000 and the estimated total gas reserves (in place) in the Nir 1 well were placed at 274 billion cubic feet of natural gas. However, until such time as a confirmation drilling is completed, the Company (as operator) is unable to assess with reasonable accuracy the total amount of proved gas reserves in the Nir reservoir.

      3D seismic survey covering an area comprised of 190 square kilometers within the northern section of the license (the Yam block) was completed in October 2000. The interpretation of the survey results, which included a detailed mapping of the Yam block, was completed in October 2001 and indicated the existence of deep oil prospects. Preliminary interpretation of the results of the deep parts of an earlier 3D seismic survey with respect of the southern section of the license (the Nitzanim structures) indicated the existence of additional deep oil prospects. The shallow gas prospects in the southern section of the license were seismically studied and mapped. No decision has yet been taken as to the drilling, if any, on the sites of these prospects.

Marine North Licenses

      In June 1999, the Company was awarded a preliminary permit referred to as the Marine North/164 covering an area of 575 square kilometers off shore Israel. The permit included a preferential right to obtain a license. In December 2000 two licenses were issued in respect of the area covered by the permit (hereinafter, respectively, "Marine North A" and "Marine North B" and collectively, the "Marine North Licenses"), which licenses continue in effect through December 3, 2003. The Company holds a 1% interest in each of the Marine North Licenses and the remaining interests are held by affiliated entities.

      The Company serves as operator of each of the Marine North Licenses.

Marine Center License

      On September 21, 1999, the Company was awarded a preliminary permit, Marine Center covering an area of 194 square kilometers. The permit included a preferential right to obtain a license. In December 2000, Israeli Petroleum Commissioner issued a license in respect of the area covered by the permit (hereinafter, the Marine Center License), which license continues in effect through December 3, 2003. The Company holds a 1% participation interest in the Marine Center License and the remaining interests are held by affiliated entities.

      The Company serves as operator of the Marine Center License.

      In December 2000, Romi 1 was drilled. After the analysis of the logs, it was determined to plug and abandon Romi 1.

Marine South License

      In January 2000, the Company was awarded an offshore preliminary permit known as Marine South, covering an area of approximately 142 square kilometers offshore Israel known as "Marine South" and an additional permit known as "Marine South B", covering an area of approximately 40 square kilometers offshore Israel. The permits include a preferential right to obtain a license. In January 2002, Israeli Petroleum Commissioner issued a license in respect of the area covered by the Marine South permit (hereinafter, the "Marine South License"), which license continues in effect through January 15, 2005 and is subject to (i) the performance of a seismic 3D survey and the processing of the results thereof no later than January 15, 2003, (ii) the preparation of an oil drilling prospect by July 15, 2003 and (iii) the drilling of a well no later than January 15, 2004. The Company serves as operator of the License and holds a 1% participation interest in the License; the remaining participation interests are held by affiliated entities.

      A 2D seismic survey covering the Marine South License area was performed and the survey results were processed and interpreted. Preliminary results indicated the possible presence of gas. It is anticipated that a 3D seismic survey will be undertaken with respect to Marine South to enable a more accurate mapping of gas prospects.

Potential New Licenses

      Pursuant to the BG Transaction, the Company and BG are to coordinate their respective efforts in consolidating and completing work programs in respect of the areas included within the expired Med licenses for the purpose of jointly applying for new oil licenses in replacement of the expiring Med Licenses. However, as of June 2000, the Israeli Petroleum Commissioner announced a freeze on the processing of all new oil and gas applications pending further notice. The Company is unable to estimate when, if ever, such freeze will be terminated.

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

               Summary of Exploration Efforts in the United States

      The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2001 are approximately 140,000 net barrels of proved developed producing oil and 4,424 MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

      In June 2001, Jay Petroleum purchased a 80% working interest in the Castillo gas filed in Texas for an aggregate consideration of approximately $1 million. The gas field includes 4 producing gas wells, one producing oil well, as well as a number of inactive oil and gas wells.

      In July 2001, Jay Management commenced drilling on the Hoover 3 well located in Oklahoma. In August 2001, gas production and sales from Hoover 3 were commenced. Jay Management holds a 75% participation interest in the well and the remaining interests are held by non-affiliated entities.

      In August 2001, Jay Petroleum completed the purchase of approximately 1,000 acres on West Texas, and drilling on the Read 1 Well commenced in December 2001. The related drilling costs for the Read 1 well are estimated at $800,000.

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

      Following the plugging and abandonment of the Tilapia-1 well (within the Talipia Exploitation Permit, in January 2001 the Company elected to abandon the Tilapia permit in the Congo, in which the Company held a 50% participation interest; the remaining participation interest is held by an affiliated entity. The acquisition cost to the Company of the Tilapia Permit was reflected on the Company's at December 31, 1999 at approximately $2.55 million. The aggregate amount expended by the Company in connection with the Tilapia permit (including the foregoing acquisition costs) was approximately $4.4 million (which amount included the $2.55 million expended in the initial acquisition of the permits). The Company charged approximately $1.9 million to oil and gas exploration costs and $2.55 to impairment expenses for the year 2000 as a result of the plugging and abandoning of the Tilapia Permit.

      In the course of 2001, the operator completed geological and geophysical studies for the purpose of identifying and confirming the existence of oil prospects. In October 2001, the operator recommended that drilling commence at an estimated expenses of $12.8 million (Dry Hole). The license participants approved the recommendation and it is anticipated that the drilling will be commenced in the first half of 2002. For purposes of the drilling, the license participants approved the purchase from the Congolese authorities of an additional 204 square kilometers for a total payment of $1 million.

Accounting Treatment of Oil and Gas Properties on the Company's Financial Statements

      The Company uses the "successful efforts" method of accounting whereby all costs of acquiring acreage, costs of drilling successful exploration wells and development costs are capitalized. Producing and non-producing properties are evaluated periodically, and if conditions warrant (i.e., should a well prove to be dry and abandoned, or not of commercial value or no development activity is contemplated in the near future), the related costs are written off. Annual lease rentals and exploration costs, including geological and geophysical costs and exploratory dry hole costs, are charged to expense as incurred.

                                    EMPLOYEES

      As of March 28, 2002, the Company had seven employees at its Branch Office in Israel and three employees in its offices in Houston, Texas.

Item 2. OFFICES

Israel

      The Company leases office space from Naphtha at 8 Granit St., Petach Tikva. In 2001, the Company paid Naphtha an aggregate of $109,500 for rental space, office services, secretarial services and computer services. The Company believes that the payment for the above services are reasonable compared to other similar locations.

United States

      The Company maintains offices in Houston, Texas. The Company has a lease for office premises (approximately 2,015 square feet) at 11767 Katy Freeway, Houston, TX 77079 expiring October 2003 with a monthly rental of $2,854.

Item 3. Legal Proceedings

      The Company, together with Naphtha Congo Ltd., an Israeli and related entity ("Naphtha Congo") and Naphtah Israel Petroleum Corp., an Israeli and related entity ("Naphtha Israel"), received notice from counsel for a contractor who provided drilling services in the Tilapia permit ("Contractor") of a claim by Contractor against Naphtha Congo of approximately $1.2 million in respect of drilling services rendered. The Contractor and Naphtha Congo entered into a drilling agreement in October 2000 with respect to the Tilapia 1 well. Naphtha Congo is authorized to represent the Company and Naphtha Israel, each of which holds a 50% participation interest in the joint venture holding the rights in the Tilapia permit. Drilling was commenced in the third quarter of 2000 and, based on production tests, the license participants decided to plug and abandon the Tilapia 1 well. Naphtha Congo represents the Company and Naphtha Israel, a related party. See "Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts -- Congo".

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

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on October 24, 2001 and the shareholders voted as to the following: (a) election of Haim Tsuff, Jackob Maimon, Tina Maimon Arckens, Professor Avihu Ginzburg, Eyal Gibor and Max Pridegon as directors to serve for a term of one (1) year or until his/her successor is duly elected and (b) the approval of the firm of Mann Frankfort Stein & Lipp CPAs LLP as Company auditors for the year ended December 31, 2001. All matters were approved at the meeting.

      Results of the vote were as follows:

                                                For         Against    Abstain
1. Directors

            (i) Haim Tsuff                   1,381,979       5,820         --

            (ii) Jackob Maimon               1,381,804       5,995         --

            (iii) Tina Maimon Arckens        1,381,419       6,380         --

            (iv) Avihu Ginzburg              1,371,519      16,280         --

            (v) Eyal Gibor                   1,381,519       6,280         --

            (vi) Max Pridgeon                1,381,519       6,280         --

2. Auditors                                  1,382,996       1,503      3,300

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The number of record holders of the Company's Common Stock on March 28, 2002 was approximately 810 not including an undetermined number of persons who hold their stock in street name.

      The high and low bid prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below. These over-the-market quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                            Common Stock

Quarter Ended                                               High          Low

2001
March 31                                                   $6 1/2       $5 1/4
June 30                                                    $5 1/2       $4 11/32
September 30                                               $4 1/2       $3 1/4
December 31                                                $4           $3 1/4

2000
March 31                                                   $6 1/16      $3 11/32
June 30                                                    $5 3/4       $4 21/32
September 30                                               $6 5/8       $5
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

                                                  2001           2000          1999          1998           1997
Operator's fees                                $   234        $ 1,265        $1,744       $   720        $   461
Oil and Gas Sales                              $ 3,068        $ 2,080        $1,107       $ 1,410        $ 2,001
Interest income                                $   541        $ 1,277        $1,011       $   557        $ 1,085
Office services to related parties
and other                                      $   857        $ 1,018        $  881       $   613        $   483
Equity in earnings (losses) of investees       $  (177)       $   106        $  108       $    69        $    39
Reinbursement of exploration cost              $    --        $    --        $   --       $   255        $    --
Gain from sale of oil and gas properties
and equipment                                  $     4        $     6        $   17       $   931        $    --

Gain (Loss) on marketable securities           $  (199)       $    (9)       $1,264       $(1,004)       $  (272)
Other                                          $    --        $    --        $   13       $    --        $    --
Realized gain on investment in affiliate       $    --        $    --        $  100       $    --        $    --
Gain on BG Transaction                         $    --        $ 3,626        $   --       $    --        $    --
Impairment of oil & gas properties             $    --        $ 2,550        $   --       $   571        $    12
Impairment of Investment                       $    --        $   400        $   --       $    --        $    --
Exploration costs                              $   204        $ 2,956        $  154       $    81        $    11
Lease operating expenses and severance
Taxes                                          $   905        $   630        $  469       $   883        $   972
Depreciation, depletion and
Amortization                                   $   568        $   443        $  609       $   815        $   684
Operator expense                               $   696        $   634        $  514       $   487        $   507
General and administrative expenses            $ 2,044        $ 1,740        $1,061       $ 1,196        $ 1,289
Interest Expense                               $    --        $    55        $  157       $   326        $   341
Income tax expense (benefit)                   $    50        $  (356)       $  298       $    38        $    --
Net Income (loss)                              $  (139)       $   317        $2,983       $  (808)       $   (14)
Earnings (loss) per common
share - basic                                  $ (0.05)       $  0.12        $ 1.13       $ (0.31)       $ (0.01)
Earnings (loss) per common
share - diluted                                $ (0.05)       $  0.12        $ 1.13       $ (0.31)       $ (0.01)

Weighted average number of
common outstanding - basic                   2,639,853      2,639,853     2,639,853     2,639,853      2,634,853

Weighted average number of
common outstanding - diluted                 2,639,853      2,706,731     2,639,853     2,639,853      2,639,853

                                              December 31,

                                   2001      2000      1999      1998
                                 -------   -------   -------   -------
Balance Sheet Data

Total assets                     $26,615   $27,281   $30,713   $24,462
Total liabilities                $ 1,160   $ 1,449   $ 4,537   $ 2,422
Shareholders' equity             $25,455   $25,832   $26,176   $22,040

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

Liquidity and Capital Resources

      Working capital (current assets minus current liabilities) was $6,534,000 and $16,194,000 at December 31, 2001and 2000, respectively.

      Net cash flow provided by operating activities was $1,186,000 and $1,511,000 in 2001 and 2000, respectively.

      Net cash used in investing activities in 2001 was $9,612,000 compared to $2,715,000 in 2000. The cash used in 2001 was primarily attributable to purchases of marketable securities, investments in affiliates and oil and gas property costs in the United States. The cash used in investing activities in 2000 was primarily attributable to purchases of marketable securities and investment in affiliates, offset by sales of such investments and proceeds from BG transaction.

      Capital expenditures for property and equipment were $2,276,000 and $2,337,000 in 2001 and 2000, respectively.

      In 2001, IsramTec, Inc., a Delaware corporation and wholly-owned subsidiary (hereinafter, "IsramTec") invested, by way of a convertible loan, a total of $168,000 in a high-tech venture. In January 2002, an additional $50,000 equity investment was made in such venture. In June 2000, the Company established IsramTec for purposes primarily of identifying and investing in promising high-tech ventures. In July 2000, IsramTec invested approximately $400,000 in this high tech venture. In December 2000, the Company determined the original investment to be impaired and, accordingly, charged $400,000 to impairment expenses.

      The Company believes that existing cash balances and cash flows from operating activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

      The Company reported net loss of $139,000 (loss of $0.05 per share) in 2001 compared to a net income of $317,000 (earnings of $0.12 per share) in 2000. The decrease in net income in 2001 compared to 2000 is primarily attributable to a decrease in operator fees and interest income, losses on marketable securities and net losses attributable to investments which are accounted for as equity. The relatively higher income posted in the 2000 period compared to the 2001 period is primarily attributable to payments received from BG in connection with certain transactions.

      Set forth below is a break-down of these results.

United States

Oil and Gas Volume and Revenues (in thousands)

                                                           2001             2000

Oil Volume Sold (Bbl)                                        20               23

Gas Volume Sold (MCF)                                       643              431

Oil Sales ($)                                               477              618

Gas Sales ($)                                             2,591            1,462

Average Unit Price

Oil ($/Bbl) *                                             23.59            26.87
Gas ($/MCF) **                                             4.03             3.39

* Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 Cubic Feet

Israel

The Offshore Licenses

      During 2001, approximately $5,000 was expended by the Company in respect of the Offshore Licenses compared to $139,000 in 2000. The decrease in the amounts expended in respect of the Offshore licenses in 2001 compared to 2000 are attributable to a reduction in 2001 in exploration activities in connection with the Offshore Licenses.

Operator's Fees

      In 2001 the Company earned $ 234,000 in operator fees, compared to $1,265,000 in 2000. In 2000, the operator fees were primarily attributable to the drilling of the Nir 1 and Romi 1 wells. The decrease is primarily attributable to a decrease in the number of offshore licenses in Israel in respect of which operator fees were collected.

Oil and Gas Revenues

      In 2001and 2000 the Company had oil and gas revenues of $3,068,000 and $2,080,000,respectively. The increase is due mainly to the increase in volume sales of gas

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $905,000 and $630,000 for 2001 and 2000, respectively. The increase in lease operating expenses and severance taxes is primarily due to the work-overs performed in connection with producing wells and increased production.

Interest and dividend Income

      Interest income during the year ended December 31, 2001 was $541,000 compared to $1,277,000 for the year ended December 31, 2000. The decrease in interest income is primarily attributable to the increase in cash used in investing activities.

Gain on Marketable Securities

      In 2001, the Company recognized net realized and unrealized losses on marketable securities of $199,000 compared to net realized and unrealized losses on marketable securities of $9,000 in 2000.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Expenses

      There was no material change in operator costs in 2001 compared to 2000.

General and Administrative Expenses

      In 2001, the Company incurred $2,048,000 as general and administrative expenses compared to $1,740,000 incurred in 2000. The increase is primarily attributable to the increase of consulting services to the Company by third and related parties and to compensation of senior personnel and bonuses awarded to senior officers.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

      The Company reported net income of $317,000 ($0.12 per share) in 2000 compared to a net income of $2,983,000 ($1.13 per share) in 1999. The decrease in net income in 2000 compared to 1999 is primarily attributable to the abandonment of the Telapia Permit in the Congo and related exploration an impairment expenses.

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

* Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 Cubic Feet

Israel

The Licenses

      During 2000, approximately $139,000 were expended by the Company in respect of the Med Licenses compared to $173,000 in 1999.

Operator's Fees

      In 2000 the Company earned $1,265,000 in operator fees, compared to $1,744,000 in 1999. In 2000, the operator fees were primarily attributable to the drilling of the Nir 1 and Romi 1 wells. In 1999, the operator fees were primarily attributable to the drilling of the Yam West 2, Or 1 and Or South wells.

Oil and Gas Revenues

      In 2000 and 1999 the Company had oil and gas revenues of $2,080,000 and $1,107,000, respectively. The increase is due mainly to the increase in gas and oil prices. Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $630,000 and $469,000 for 2000 and 1999, respectively. The increase in lease operating expenses and severance taxes is due to work-overs performed in connection with producing wells.

Interest Income

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

General and Administrative Expenses

      In 2000, the Company incurred $1,740,000 as general and administrative expenses compared to $1,061,000 incurred in 1999. The increase is primarily attributable to the compensation of senior personnel and bonuses awarded to senior officers and to the non-cash charges attributable to the issuance in March 2000 of stock options to senior Company officers.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      On June 21, 2001, the Company dismissed KPMG LLP ("KPMG") as its independent accountants. The decision to change accountants was approved by the Board of Directors of the Company.

      The reports of KPMG LLP on the financial statements of the Company for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for each of the fiscal years ended December 31, 1999 and December 31, 2000, and in the subsequent interim period ending March 31, 2001, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements of the Company for such years.

      On June 21, 2001, the the Board of Directors approved the engagement of Mann Frankfort Stein & Lipp CPAs, LLP ("MFS&L") as the Company's new independent accountants for its fiscal year ending December 31, 2001. During the two most recent fiscal years and through the date of the engagement of MFS&L, neither the Company nor anyone on its behalf consulted with MFS&L regarding either the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

      The Company previously provided KPMG with a copy of the disclosures made with respect to the change in accountants in connection with filing the Current Report on Form 8-K filed June 26, 2001. KPMG furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements made by the Company in such Current Report. A copy of the letter from KPMG was filed as an exhibit to the Company's Current Report on Form 8-K filed June 26, 2001.

                                    Part III

      The information called for by items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2001 and such information is incorporated herein by reference.

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

      "Israel Petroleum Law"

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

      (b) Reports on Form 8-K

            Report for the month of June 2001

      (c) Financial Statements

            Report of Independent Accountants

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ISRAMCO,  INC.
                                         Registrant

                                         By: HAIM TSUFF

                                              /s/ Haim Tsuff,
                                         Chairman of the Board and
                                           Chief Executive Officer

Date: March 28, 2002

      In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature                           Capacity                         Date

Jackob Maimon                 Director, President                March 28, 2002
/s/ Jackob Maimon



Tina Maimon Arckens           Director and Secretary             March 28, 2002
/s/ Tina Maimon Arckens



Prof. Avihu Ginzburg          Director                           March 28, 2002
/s/ Prof. Avihu Ginzburg



Eyal Gibor                    Director                           March 28, 2002
/s/ Eyal Gibor



Max Pridgeon                  Director                           March 28, 2002
/s/ Max Pridgeon

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Reports                                               F-1

Consolidated Balance Sheets at December 31, 2001 and 2000                   F-6

Consolidated Statements of Operations for the years ended December 31,
2001, 2000 and 1999                                                         F-7

Consolidated Statements of changes in Shareholders' Equity and
Comprehensive Income for the years ended December 31, 2001, 2000 and 1999   F-8

Consolidated Statements of Cash Flows for the years ended December 31,
2001, 2000 and 1999                                                         F-9

Notes to Consolidated Financial Statements                                 F-10


                                      (i)

                          Independent Auditors' Report

To the Shareholders and Board of Directors of Isramco, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Isramco, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Isramco Oil and Gas, Ltd.; Isramco B.V., Cruquius; or Isramco, Inc. - Israel Branch, which are wholly owned subsidiaries whose combined statements reflect total assets of $10,881,724 as of December 31, 2001, and total revenues of $1,039,244 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
March 14, 2002

                          Independent Auditor's Report

The Board of Directors
Isramco, Inc.

      We have audited the accompanying consolidated balance sheet of Isramco, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG

Houston, Texas
March 21, 2001, except as to Note D
which is as of May 21, 2001

                          Independent auditors' report

To the Shareholders of
Isramco Inc. - Israel Branch

We have audited the accompanying balance sheets of Isramco Inc. - Israel Branch (hereinafter - "the Company") as at December 31, 2001 and 2000, and the related statements of income, shareholders' equity and the Cash flows for each of the years ended on such dates. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above-mentioned financial statements were prepared on the basis of the historical cost convention and no information on the effect of changes in the general purchasing power of the Israeli currency on the operating results in the financial statements has been provided.

In our opinion, except for the non-inclusion of the information mentioned in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations, changes in the shareholders' equity and its cash flows for each of the years ended on such dates, in conformity with generally accepted accounting principles.


/s/ Somekh Chaikin
Certified Public Accountants (Isr.)

March 1, 2002

                          Independent auditors' report

To the Shareholders of
Isramco Oil and Gas Limited

We have audited the accompanying balance sheets of Isramco Oil and Gas Limited (hereinafter - "the Company") as at December 31, 2001 and 2000, and the related statements of income, and shareholders' equity, for each of the years ended on such dates. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above - mentioned financial statements were prepared on the basis of the historical cost convention and no information on the effect of changes in the general purchasing power of the Israeli currency on the operating results in the financial statements has been provided.

In our opinion, except for the non-inclusion of the information mentioned in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and the changes in the shareholders' equity for each of the years ended on such dates, in conformity with generally accepted accounting principles.


/s/ Somekh chaikin
Certified Public Accountants (Isr.)

March 1, 2002

                          Independent auditors' report

To the Shareholders of
Isramco BV,.Cruquius

Introduction

We have audited the financial statements of Isramco BV, Cruquius, for the year 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Scope

We conducted our audit in accordance with generally accepted international audition standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements give a true and fair view of the financial position of the company as at 31 December 2001 and of the result for the year 2001 then ended in accordance with accounting principles generally accepted in the United States of America and comply with the financial reporting requirements included in the General Accepted Accounting Principles (US GAAP).


/s/ OUSSOREN Van GARDEREN REGITERACCOUNTANTS

Amsterdam, 20 March 2002

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                           December 31,
                                                                           ------------
                                                                         2001        2000
                                                                       --------    --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $  4,280    $ 12,706
        Marketable securities, at market                                  2,847       3,526
        Accounts receivable                                                 455         831
        Prepaid expenses and other current assets                           112         580
                                                                       --------    --------
        Total current assets                                              7,694      17,643

Property and equipment, net (successful efforts method for oil
        and gas properties)                                               4,180       2,447
Marketable securities, at market                                          7,611       1,019
Investment in affiliate                                                   6,227       5,544
Covenants not to compete, less accumulated amortization of $470 and
   $450 at December 31, 2001 and 2000, respectively                          --          20
Deferred tax asset                                                          732         603
Other                                                                       171           5
                                                                       --------    --------
         Total assets                                                  $ 26,615    $ 27,281
                                                                       ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                  1,160       1,449
                                                                       --------    --------
        Total current liabilities                                         1,160       1,449
                                                                       --------    --------
Commitments, contingencies and other matters

Shareholders' equity:
    Common stock $.0l par value; authorized 7,500,000 shares;
    issued 2,669,120 shares; outstanding 2,639,853
    at December 31, 2001 and 2000                                            27          27
    Additional paid-in capital                                           26,240      26,240
    Accumulated deficit                                                    (784)       (645)
    Accumulated other comprehensive income                                  136         374
    Treasury stock, 29,267 shares at December 31, 2001 and 2000            (164)       (164)
                                                                       --------    --------
            Total shareholders' equity                                   25,455      25,832
                                                                       --------    --------
            Total liabilities and shareholders' equity                 $ 26,615    $ 27,281
                                                                       ========    ========

              See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)

                                                                         Year ended December 31,
                                                                         -----------------------
                                                                      2001           2000          1999
                                                                      ----           ----          ----
Revenues:
      Operator fees from related party                         $       234    $     1,265    $    1,744
      Oil and gas sales                                              3,068          2,080         1,107
      Interest income                                                  541          1,277         1,011
      Office services to related party                                 857          1,018           881
      Gain from sale of oil and gas properties and equipment             4              6            17
      Gain on marketable securities                                     --             --         1,264
      Gain on BG transaction                                            --          3,626            --
      Gain on sale of investments in affiliates                         --             --           100
      Equity in net income of investees                                 --            106           108
      Other                                                             --             --            13
                                                               -----------    -----------    ----------
                     Total revenues                                  4,704          9,378         6,245
                                                               -----------    -----------    ----------
Expenses:

      Interest expense                                                  --             55           157
      Depreciation, depletion and amortization                         564            443           609
      Lease operation expense and severance taxes                      905            630           469
      Exploration costs                                                204          2,956           154
      Operator expense                                                 696            634           514
      General and administrative                                     2,048          1,740         1,061
      Loss on marketable securities                                    199              9            --
      Equity in net loss of investees                                  177             --            --
      Impairment of oil and gas assets                                  --          2,550            --
      Impairment of investment                                          --            400            --
                                                               -----------    -----------    ----------
                     Total expenses                                  4,793          9,417         2,964
                                                               -----------    -----------    ----------
Income (loss) before income taxes                                      (89)           (39)        3,281
Income taxes (benefit)                                                  50           (356)          298

                                                               -----------    -----------    ----------
NET INCOME  (LOSS)                                             $      (139)   $       317    $    2,983

                                                               ===========    ===========    ==========

Earnings per common share - basic                              $     (0.05)   $      0.12    $     1.13

                                                               ===========    ===========    ==========

Earnings per common share - diluted                            $     (0.05)   $      0.12    $     1.13

                                                               ===========    ===========    ==========

Weighted average number of common outstanding - basic            2,639,853      2,639,853     2,639,853

                                                               ===========    ===========    ==========

Weighted average number of common outstanding - diluted          2,639,853      2,706,731     2,639.853

                                                               ===========    ===========    ==========

              See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                   (in thousands except for share information)

                 Common Stock Additional Accumulated Accumulated

                                                                                          Accumulated
                                           Common Stock        Additional                    Other
                                       --------------------     Paid-In    Accumulated   Comprehensive  Treasury   Shareholders'
                                         Shares      Amount     Capital      Deficit        Income       Stock        Equity
                                       ----------    ------    ----------  -----------   -------------  --------   -------------
Balances-December 31, 1998              2,669,120     $  27     $26,122       $(3,945)           --      $(164)      $ 22,040

Comprehensive income:

    Net Income                                 --        --          --         2,983            --         --          2,983
    Unrealized gain on
       marketable securities, net of
       taxes                                             --          --            --         1,153         --          1,153
                                                                                                                     --------

Total comprehensive income                                                                                              4,136

Balances-December 31, 1999              2,669,120     $  27     $26,122       $  (962)      $ 1,153      $(164)      $ 26,176

Options issued as directors'
compensation                                   --        --         118            --            --         --            118
Comprehensive income:

    Net Income                                 --        --          --           317            --         --            317

    Unrealized loss on
       marketable securities,
       net of taxes                            --        --          --            --          (779)        --           (779)
                                                                                                                     --------

Total comprehensive income                                                                                               (462)

Balances December 31, 2000              2,669,120     $  27     $26,240       $  (645)      $   374      $(164)      $ 25,832

Comprehensive income:

    Net Loss                                                                     (139)                                   (139)

    Unrealized loss on
       marketable securities,
       net of taxes                                                                            (238)                     (238)
                                                                                                                     --------

Total comprehensive income                                                                                               (377)

Balances December 31, 2001              2,669,120     $  27     $26,240       $  (784)      $   136      $(164)      $ 25,455
                                        =========     =====     =======       =======       =======      =====       ========

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Year Ended December 31,
                                                                                  --------------------------------
                                                                                    2001        2000        1999
                                                                                    ----        ----        ----
Cash flows from operating activities:
Net income (loss)                                                                 $   (139)   $    317    $  2,983
      Adjustment to reconcile net income (loss) to net cash provided by operating activities:
             Depreciation, depletion, amortization and provision for impairment        564       2,993         609
             Dry hole costs                                                             --       1,902          --
             (Gain) loss on marketable securities                                      199           9      (1,264)
             Realized gain on investment in affiliate                                   --          --        (100)
             Gain on BG transaction                                                     --      (3,626)         --
             Gain on sale of oil and gas properties and equipment                       (4)         (6)        (17)
             Equity in net (income) loss of investees                                  177        (106)       (108)
             Employee stock awards                                                      --         118          --
             Impairment of investment                                                   --         400          --
             Deferred taxes                                                             --        (701)         (8)
             Changes in assets and liabilities:
                  Accounts receivables                                                 376        (450)       (113)
                  Prepaid expenses and other current assets                            468         642      (1,015)
                  Other                                                               (166)          2          11
                  Accounts payable and accrued liabilities                            (289)         17         811
                                                                                  --------    --------    --------
             Net cash provided by operating activities                               1,186       1,511       1,789

Cash flows from investing activities:
      Addition to property and equipment                                            (2,276)     (2,337)       (117)
      Purchase of Jay petroleum, L.L.C and of Jay Management
         L.L.C, net of cash acquired                                                    --          --         (60)
      Proceeds from sale of oil and gas properties and equipment                         3           6          89
      Purchase of marketable securities                                             (7,393)     (3,389)     (2,722)
      Proceeds from BG transaction                                                      --       1,925       1,701
      Proceeds from sale of marketable securities                                    1,168       2,546       4,335
      Purchase of convertible promissory note                                           --        (400)         --
      Proceeds from sale of investments in affiliates                                               --       1,018
      Purchase of investment in affiliates                                          (1,114)     (1,066)     (4,585)
                                                                                  --------    --------    --------
             Net cash used in investing activities                                  (9,612)     (2,715)       (341)
                                                                                  --------    --------    --------
Cash flows from financing activities:
         Principal payments on long-term debt                                           --      (1,404)       (374)
                                                                                  --------    --------    --------
             Net cash used in financing activities                                      --      (1,404)       (374)
                                                                                  --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                            (8,426)     (2,608)      1,074
Cash and cash equivalents - beginning of year                                       12,706      15,314      14,240
                                                                                  --------    --------    --------
Cash and cash equivalents - end of year                                           $  4,280    $ 12,706    $ 15,314
                                                                                  ========    ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                          $     --    $     55    $    157
                                                                                  ========    ========    ========
Cash paid during the period for taxes                                             $     25    $    695    $     --
                                                                                  ========    ========    ========

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- General and Summary of Significant Accounting Policies:

      [1] The Company

      Isramco Inc. and subsidiaries (the Company) is primarily engaged in the acquisition, exploration, operation and development of oil and gas properties. As of December 31, 2001, the Company owns properties in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, the Republic of Congo, Africa, and approximately a 0.5% working interest in various properties located in Israel.

      [2] Consolidation

      The consolidated financial statements include the accounts of the Company, its direct and indirect wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas) and Isramco Resources Inc., a British Virgin Islands company, its wholly owned subsidiary, Jay Petroleum, L.L.C., (Jay) , Jay Management L.L.C (Jay Management), IsramTec Inc. (IsramTec) and a wholly-owned foreign subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

      Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depreciation, depletion, amortization and provision for impairment expense for the Company's oil and gas properties amounted to approximately $519,000, $2,917,000 and $609,000 for 2001, 2000 and 1999, respectively.

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

[5] Investment in Affiliates

The Company accounts for its investments in an affiliate entity in which it has the ability to exercise significant influence over operating and financial policies using the equity method.

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

[8] Earnings Per Share (EPS)

The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shears or resulted in the issuance of common shares that then shared in the earnings of the entity. For the year ended December 31, 2001 the Company's stock options were anti-dilutive.

[9] Cash Equivalents

Cash equivalents include short-term investments with original maturities of ninety days or less and are not limited in their use.

[10] Non-compete Agreements

Non-compete agreements are amortized over the period to be benefited, generally from three to five years.

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

In June, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", SFAS 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the Company's intent to do so. Other intangibles will be amortized over their useful lives. SFAS 142 becomes effective for the Company on January 1, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 becomes effective for the Company on January 1, 2003. SFAS 144 replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and other related provisions. SFAS Policies 144 provides updated guidance concerning the recognition (continued) and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company's adoption of the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 is not expected to have any material impact on its financial statements.

[12] Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum-engineering firm determines the Company's reserve estimates. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, 2001, approximately 20% of the Company's oil and gas reserves were attributable to non-producing reserves. Accordingly, the Company's estimates are expected to change, as future information becomes available.

As mandated under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, as described in the paragraph below. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by management`s estimates for projected prices for oil and natural gas, which have typically been volatile. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

[13] Impairment of Long-Lived Assets

The provisions of SFAS No. 121 require the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of oil and gas properties on a field-by-field basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value. The Company recorded impairment provisions of $571,000 during 1998 on the excess of the carrying value of the Company's oil and gas properties over the estimated future discounted cash flows from such properties. There were no such impairments recognized during 2001 or 1999.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment value, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. During 2000, the Company recorded an impairment of $ 2,550,000 relating to its unproved properties. There are no such impairments recognized during 2001 and 1999.

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

[15] Oil and Gas Revenues

The Company records oil and gas revenues following the entitlement method of accounting for production, in which any excess amounts received above the Company's share is treated as a liability. If less than the Company's share is received, the underproduction is recorded as an asset. The Company's imbalance position was not significant in terms of volumes or values at December 2001 and 2000.

[16] Environmental

The Company is subject to extensive Federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities are recorded at December 31, 2001 and 2000.

[17] Stock-Based Compensation

The Company applies SFAS No.123, "Accounting for Stock-Based Compensation", which allows a company to adopt a fair value based method of accounting for stock-based employee compensation plan or to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee". The Company chose to continue to account for stock-based compensation under the intrinsic value method and provides the pro forma effects of the fair value method as required.

(18) Reclassifications

Certain amounts in prior financial statements have been reclassed to conform to the 2001 financial statements presentation.

(NOTE B) - Transactions with Affiliates and Related Parties

The Company acts as Operator for joint ventures with related parties in Israel engaged in the exploration of oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

Operator fees earned and related operator expenses are as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                   2001        2000        1999
                                                  ------      ------      ------
                                                          (in thousands)

Operator fees:
                Negev Med Venture ..........      $   --      $   85      $  252
                Shederot Venture ...........          --           1          18
                Yam Ashdod Carveout ........          54          87          65
                Yam West 2 .................          --          --         575
                OR-1 .......................          --          16         283
                OR South-1 .................          --          --         509
                Marine North ...............          72          72          42
                Marine Center ..............          72         396          --
                Marine South ...............          36          39          --
                Nir-1 ......................          --         569          --
                                                  ------      ------      ------
                                                  $  234      $1,265      $1,744
                                                  ======      ======      ======
Operator expenses ..........................      $  696      $  634      $  514
                                                  ======      ======      ======

In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the Vice President of the Company. Pursuant to this Agreement, the Company agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Consulting Agreement is in effect through July 2002.

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

The Company paid Naphtha $ 6,500 per month for rent, office, secretarial and computer services from July 1998 through April 30, 2000 and $9,125 per month from May 1,2000 for such services. A subsidiary of the Company is the general partner of Isramco-Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $480,000, $530,000, $580,000 and for the year ended December 31, 2001, 2000 and 1999 respectively.

During the years ended December 31, 2001, 2000 and 1999 the Company incurred $292,000, $283,000 and $273,000 respectively, for consulting services rendered by officers/directors of the Company.

In June 1996, the Company paid its former President $200,000 in consideration for a five year covenant not to compete and entered into a consulting agreement with a company owned by the former President.

In May of 1996 the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which had a term of two years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum in installments of $20,000 per month and in December 1997 the term was extended to May 31,2001. The Consulting Agreement, is in effect through May 31, 2004. In the event that the Company terminates Mr. Tsuff, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

In November of 1999 the Company entered into a Consulting Agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President of the Company, is a director. Pursuant to this Consulting Agreement, which is in effect through May 31, 2004, the Company agreed to pay the sum of $240,000 per annum in installments of $20,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In the event that the Company terminates Mr. Maimon, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

On November, 2001 the Company awarded bonuses of $125,000 to the chairman of the board, $125,000 to the president and $75,000 to the vice president.

In December 2000, the Company assumed from Naphtha Israel Petroleum Corp., I.O.C. Israel Petroleum Company and affiliate entities (all commonly controlled companies) their respective interest in Naphtha Congo L.P. in Congo (which holds a 5% working interest in the Congo). In connection with this transaction, the Company paid $800,000 to these commonly controlled entities and also agreed to pay royalties of 17.5% of its net revenues associated with the working interest. The Company recorded the $800,000 paid as exploration costs because the payment represents reimbursement of exploration costs previously expensed by the commonly controlled companies.

(NOTE C) - Investments in Affiliate

A wholly owned subsidiary of the Company is the General Partner in the Isramco Negev 2 Limited Partnership. The daily management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders, are subject to supervision of the Supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. The Company's General Partnership interest in the Limited Partnership is 0.01% which is accounted for by the equity method of accounting due to its ability to exercise significant influence.

At December 31, 2001 the Company also owned 283,171,196 units of the Isramco Negev 2 Limited Partnership with a cost and market value of $5,018,000 and $3,976,000, respectively. At December 31, 2000 the Company owned 184,184,615 units of the Isramco Negev 2 Limited Partnership, with a cost and market value of $3,989,000 and $3,145,000, respectively. These investments are also accounted for under the equity method of accounting. During 1999, the Company sold approximately 43,100,000 units, realizing a gain of $100,000 in earnings.

Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (amounts in thousands) (unaudited):

                                                             As of December 31,
                                                           ---------------------
Balance Sheet                                                2001         2000
                                                           --------     --------
     Current Assets                                        $106,000     $105,000
     Other Assets                                             4,000       15,000
                                                           --------     --------
                  Total Assets                             $110,000     $120,000
                                                           ========     ========
     Current Liabilities                                   $  2,000     $  3,000
     Equity                                                 108,000      117,000
                                                           --------     --------
                  Total liabilities and equity             $110,000     $120,000
                                                           ========     ========

                                                    Year ended December 31,
                                               --------------------------------
Statement of Operations                         2001        2000          1999
                                               ------     -------      --------
     Income                                    $8,000     $ 3,000      $ 10,000
     Expenses                                   7,000       6,000        13,000
                                               ------     -------      --------
                  Net income (loss)            $1,000     $(3,000)     $ (3,000)
                                               ======     =======      ========

The Company's equity in net income (loss) is adjusted for the amortization of the difference between the carrying amount of the investment and its underlying equity in the net assets of the investee.

(NOTE D) - Marketable Securities

At December 31, 2001 and 2000, the Company had net unrealized gains (losses) on marketable securities of $ (179,000) and $16,000, respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                        December 31, 2001           December 31, 2000
                        -----------------           -----------------
                       Cost      Market Value      Cost      Market Value
                    ----------   ------------   ----------   ------------
Debentures and
Convertible
Debentures          $2,234,000   $  2,189,000   $2,981,000   $  3,015,000

Equity securities      768,000        636,000      529,000        511,000

Investment Trust
Funds                   24,000         22,000           --             --
                    ----------   ------------   ----------   ------------
                    $3,026,000   $  2,847,000   $3,510,000   $  3,526,000
                    ==========   ============   ==========   ============

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange, consist of equity securities with amortized cost of $7,214,000, net gross unrealized holding gains of $397,000 and a fair market value of $7,611,000.

During 2001, an investment of the Company, which was previously included in available for Sale securities, is now accounted for on the equity method. In accordance with Accounting Principles Board Opinion No. 18 prior period amounts have been adjusted to reflect the investment on the equity method. The effect of the adjustment was to reduce equity at December 31, 2000 and 1999 by $633,000 and $121,000 respectively and to increase net income for the years ended December 31, 2000 and 1999 by $15,000 and $138,000 respectively.

Sales of marketable securities resulted in realized gains (losses) of $ (3,000), $(18,000) and $1,256,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

(NOTE E) - Other assets - Investment in a high-tech venture

In July 2000, the Company invested approximately $400,000 in a high-tech venture through the purchase of 5% convertible promissory note issued by such venture, convertible at the discretion of the Company, under certain conditions, into equity capital of the venture. On December 31, 2001 the Company determined the investment to be impaired and recorded an impairment charge for the full amount of the note.

In 2001, the Company invested, by way of a convertible loan in such high-tech venture approximately $168,000. The investment was conditioned upon the fulfillment by the high-tech venture of certain milestones.

(NOTE F) - Oil and Gas Properties

                                                                    Total
                                                                    Capitalized
                                        Unproved        Proved      Costs
                                      -----------    -----------    -----------
Balance--December 31, 1998            $ 2,700,000    $ 4,347,000    $ 7,047,000
Acquisition costs                              --         57,000         57,000
Sale of oil and gas properties                 --       (402,000)      (402,000)
                                      -----------    -----------    -----------
Balance--December 31, 1999            $ 2,700,000    $ 4,002,000    $ 6,702,000
Acquisition costs                         927,000             --        927,000
Development costs                       1,902,000        262,000      2,164,000
Sale of oil and gas properties                 --       (252,000)      (252,000)
Dry hole costs                         (1,902,000)            --     (1,902,000)
Impairment                             (2,550,000)            --     (2,550,000)
                                      -----------    -----------    -----------
Balance - December 31, 2000           $ 1,077,000    $ 4,012,000    $ 5,089,000
Acquisition costs                              --      1,599,000      1,599,000
Development costs                              --        624,000        624,000
Sale of oil and gas properties                 --             --             --
Dry hole costs                                 --             --             --
Impairment                                     --             --             --
                                      -----------    -----------    -----------
Balance - December 31, 2001           $ 1,077,000    $ 6,235,000    $ 7,312,000
                                      ===========    ===========    ===========

In September 2000 the company drilled an exploration well within the Tilapia permit in the Congo. Based on the results of the production tests that were performed on the well, the license participants decided to plug and abandon the well. The costs of the dry hole of $1,902,000 were recorded to exploration expense during the year ended December 31, 2000. In December 2000 the Board of Directors of the Company decided to abandon the Tilapia permit. Accordingly, the Company recognized an impairment of unproved property costs of $2,550,000.

(NOTE G) -- Equipment

Cost:

Balance--December 31, 1999 .......................................   $ 294,000
Purchases ........................................................      46,000
Sales ............................................................      (7,000)
                                                                     ---------
Balance--December 31, 2000 .......................................   $ 333,000
Purchases ........................................................      53,000
Sales ............................................................     (21,000)
                                                                     ---------
Balance--December 31, 2001 .......................................   $ 365,000

Accumulated Depreciation:

Balance--December 31, 1999 .......................................   $ 192,000
Depreciation expense .............................................      37,000
Depreciation of equipment that was sold or retired ...............      (7,000)
                                                                     ---------
Balance--December 31, 2000 .......................................   $ 222,000
Depreciation expense .............................................      23,000
Depreciation of equipment that was sold or retired ...............     (21,000)
                                                                     ---------
Balance--December 31, 2001 .......................................   $ 224,000

Cost less accumulated depreciation--December 31, 2001 ............   $ 141,000
                                                                     =========
Cost less accumulated depreciation--December 31, 2000 ............   $ 111,000
                                                                     =========
Annual rates of depreciation are as follows:
   Office equipment and furniture ................................     7%--20%
   Motor vehicles ................................................    15%--30%

      A summary of property and equipment is as follows:

                                                               December, 31
                                                               ------------
                                                            2001         2000
                                                         ----------   ----------
Unproved properties ..................................   $  277,000   $  277,000
  Oil and gas properties .............................    6,235,000    4,012,000
  Transportation equipment ...........................      214,000      179,000
  Office equipment ...................................      150,000      154,000
                                                         ----------   ----------
                                                          6,876,000    4,622,000
                                                         ----------   ----------
  Less accumulated depletion, depreciation,
    amortization and provision for impairment ........    2,696,000    2,175,000
                                                         ----------   ----------
                                                         $4,180,000   $2,447,000
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

EPS Computation

SFAS No. 128, "Earnings per share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The company's reconciliation is as follows:

                                                        For the year ended December 31,
                                    ----------------------------------------------------------------------
                                             2001                    2000                    1999
                                    ----------------------   --------------------   ----------------------
                                     Income       shares      Income     shares       Income      shares
                                    ---------    ---------   --------   ---------   ----------   ---------
Earnings per common share-basic     $(139,000)   2,639,853   $317,000   2,639,853   $2,983,000   2,639,853
Effect of dilutive securities:
Stock options                              --           --         --      66,878           --          --
                                    ---------    ---------   --------   ---------   ----------   ---------
Earnings per common share-Diluted   $(139,000)   2,639,853   $317,000   2,706,731   $2,983,000   2,639,853
                                    =========    =========   ========   =========   ==========   =========

The 1993 stock option plan (the 1993 Plan) was approved at the Annual General Meeting of Shareholders held on August 13, 1993. At December 31, 2001, 2000 and 1999, 50,000 shares of common stock are reserved under the 1993 Plan. Options granted under the 1993 Plan might be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options are granted for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The options granted under this plan were fully vested at grant date. The administrator may set the exercise price for a nonqualified stock option.

Summary of the status of the Company's stock options is presented below:

                                                    Weighted-
                                                     Average
1993 Plan:                         Options       Exercise Price
                                   -------       --------------
Outstanding at December 31, 1998    29,750           $21.00
Granted ........................        --               --
Expired ........................        --               --
                                    ------
Outstanding at December 31, 1999    29,750           $21.00
                                    ======
Granted ........................        --               --
Expired ........................        --               --
                                    ------
Outstanding at December 31, 2000    29,750           $21.00
                                    ======           ======
Granted ........................        --               --
Expired ........................        --               --
                                    ------
Outstanding at December 31, 2001    29,750           $21.00
                                    ======           ======

As of December 31, 2001, 29,750 options were outstanding and exercisable with a price of $21.00 and a weighted-average remaining contractual life of 1.3 years.

                                                                    Weighted-
                                                                     Average
Consultants and others:                              Options      Exercise Price
                                                     -------      --------------
Outstanding at December 31, 1998                      2,000           $23.00
Granted                                                  --               --
Expired                                                  --               --
                                                      -----
Outstanding at December 31, 1999                      2,000           $23.00
Granted                                                  --               --
Expired                                                  --               --
Outstanding at December 31, 2000                      2,000           $23.00
                                                      =====           ======
Granted                                                  --               --
Expired                                                  --               --
Outstanding at December 31, 2001                      2,000           $23.00
                                                      =====           ======

As of December 31, 2001, 2,000 options were outstanding and exercisable with a price of $23.00 and a weighted-average remaining contractual life of 1.7 years.

On March 24, 2000, Haim Tsuff, the Chairman of the Board of Director and Chief Executive officer of the Corporation and Jacob Maimon, the president of the Corporation were each granted five year options to purchase up to 69,995 shares of the company's common stock at an exercise price of $4.28.

No stock options were granted during 2001.

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
                                                                   =======

Pursuant to requirements of SFAS No. 123, the weighted average fair market value of options granted during 2000 was $3.57 per share. The weighted average closing bid prices for the Company's stock at the date the options were granted during 2000 was $5.13 per share. The fair market value pursuant SFAS No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumes expected volatility of 76 %, risk-free interest rate of 6.51% for grants during 2000, an expected life of 5 years and no dividend yield. Actual value realized, if any, is dependant on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

The Company applies Accounting Principles Bulletin Opinion No. 25 and related interpretations in accounting for its options. Accordingly, compensation expense of $118,000 has been recognized for its stock option grants to its directors during 2000. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-based Compensation, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                       2001        2000        1999
                                                    ---------    --------   ----------
Net income (loss) - as reported                     $(139,000)   $317,000   $2,983,000
                                                    =========    ========   ==========
                  - pro forma                       $(139,000)   $ 71,000   $2,983,000
                                                    =========    ========   ==========

Earnings (loss) per share (basic and diluted)
                  - as reported                     $   (0.05)   $   0.12   $     1.13
                                                    =========    ========   ==========
                  - pro forma (basic and diluted)   $   (0.05)   $   0.02   $     1.13
                                                    =========    ========   ==========

(NOTE I) -- Income Taxes

Income (loss) before income taxes from U.S. and foreign results of operations is as follows:

                                          Year Ended December 31,

                                 2001               2000                1999

U.S.                          $ 605,000          $(455,000)         $  (640,000)
Foreign                       $(694,000)         $ 416,000          $ 3,921,000
                              ---------          ---------          -----------
  Total                       $ (89,000)         $ (39,000)         $ 3,281,000
                              =========          =========          ===========

Total income taxe expenses (benefit) for each of the years ended December 31, 2001, 2000 and 1999 were allocated as follows:

                                                  2001        2000        1999

Income (loss) from continuing operations       $ 50,000    $(356,000)   $298,000
Shareholders' equity for unrealized holding
    gains of marketable securities             $(63,000)     178,000          --
                                               --------    ---------    --------
Total                                          $(13,000)   $(178,000)   $298,000
                                               ========    =========    ========

Income tax expense (benefit) attributable to income from continuing operations consist of:

                                                   Year Ended December 31,

                                               2001          2000         1999
Current:
     State                                  $ 10,000     $  40,000     $     --
     Federal                                  73,000       403,000      311,000
     Foreign                                 276,000       (72,000)      72,000
Deferred                                    (309,000)     (727,000)     (85,000)
                                            --------     ---------     --------
Total                                       $ 50,000     $(356,000)    $298,000
                                            ========     =========     ========

The deferred tax assets (liabilities) as of December 31, 2001and 2000 are as follows:

                                                                       As of  December 31,
                                                                      --------------------
                                                                        2001        2000
                                                                      --------    --------
Net unrealized depreciation (appreciation) of marketable securities   $224,500    $155,000
        Basis differences in property and equipment                    468,500     426,000
        U.S. state taxes                                               (52,500)    (49,000)
        Other timing differences                                        91,500      71,000
                                                                      --------    --------
                                                                       732,000     603,000
        Valuation allowance                                                 --          --
                                                                      --------    --------
                                                                      $732,000    $603,000
                                                                      ========    ========

The Company has determined that it is more likely than not that the deferred tax assets will be realized. A valuation allowance for such assets is not required at December 31, 2001 and 2000. This determination considered, among other things, estimated future cash flows from proved reserves and the market value of securities and expected resulting taxable income.

Reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes is as follows:

                                                      Year Ended December 31,
                                                    --------------------------
                                                     2001       2000      1999
                                                    -----     ------     -----
Computed at U.S. statutory rates                    (35.0)%    (35.0)%    35.0%
State income taxes, net of federal benefit          (11.2)      49.8       2.9
Adjustment to valuation allowance                      --     (497.5)    (31.2)
Other                                               (10.0)       9.9       0.5
                                                    -----     ------     -----
                                                    (56.2)    (472.8)%     7.2%
                                                    =====     ======     =====

(NOTE J) -- Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at December 31, 2001.

The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

A significant portion of the Company's cash and cash equivalents is invested in marketable securities.

Substantially, all marketable securities owned by the Company are held by banks in Israel and Switzerland.

(NOTE K) -- Commitments and Contingencies

Commitments:

The Company leases corporate office facilities under a three-year operating lease expiring October 2003 at a monthly rental of $ 2,854. The Company shares office space with Jay Petroleum, L.L.C. and Jay Management L.L.C., affiliates, under an informal sublease agreement.

At December 31, 2001, future minimum lease payments under non-cancelable operating leases are approximately $34,248 for the year ending December 31, 2002 and $28,540 for the year ending December 31, 2003.

Contingencies:

The Company is currently involved in a dispute with a contractor relating to drilling costs of the Telapia well in Congo. The Company believes that it had adequately accrued for all amounts due to this contractor as of December 31, 2001.

The Company is also involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of the Company.

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

Under the terms of the BG Transaction, BG replaced the Company as operator of the Med Yavne license as of January 1, 2000. The Company will continue to serve as operator of each of the remaining Med Licenses on the same terms and conditions currently existing among the Company and the other license participants until each such license's expiration. As of March 2002 the Company serves as operator of the Med Ashdod Lease. The remaining Med Licenses have expired.

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

The Company's oil and gas business is subject to operating risks associated with the exploration, and production of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities or formations. In addition, oil and gas prices have fluctuated substantially, in recent years as a result of events, which were outside of the Company's control. Financial information, summarized by geographic area, is as follows (in thousands):

                                                                        Geographic Segments
                                                         --------------------------------------------
                                                          United                         Consolidated
                                                          States     Israel      Congo      Total
                                                         --------    -------    -------  ------------
                2001
Sales and other operating revenue ....................   $  3,171    $   988    $    --    $ 4,159
Costs and operating expenses .........................     (1,451)      (723)      (199)    (2,373)
                                                         --------    -------    -------    -------
Operating profit (loss) ..............................   $  1,720    $   265    $  (199)   $ 1,786
                                                         ========    =======    =======

Interest income and other corporate revenues .........                                         545
General corporate expenses ...........................                                      (2,044)
Loss on marketable securities and
     net loss in investee ............................                                        (376)
Income taxes .........................................                                         (50)
                                                                                           -------
Net loss .............................................                                     $  (139)
                                                                                           =======

Identifiable assets at December 31, 2001
Net property and equipment ...........................   $  3,850    $   180    $   150    $ 4,180
Cash and corporate assets ............................                                     $22,435
                                                                                           -------
Total assets at December 31, 2001 ....................                                     $26,615
                                                                                           =======

                                                                        Geographic Segments
                                                         --------------------------------------------
                                                          United                         Consolidated
                                                          States     Israel      Congo      Total
                                                         --------    -------    -------  ------------
                2000
Sales and other operating revenue ....................   $  2,165    $ 2,198    $    --    $ 4,363
Gain on sale of right to BG ..........................         --      3,626         --      3,626
Costs and operating expenses .........................     (1,215)      (746)    (5,252)    (7,213)
                                                         --------    -------    -------    -------
Operating profit (loss) ..............................   $    950    $ 5,078    $(5,252)   $   776
                                                         ========    =======    =======

Interest income and other corporate revenues .........                                       1,283
Net gain in investee and loss on marketable securities                                          97
General corporate expenses ...........................                                      (1,740)
Interest expense .....................................                                         (55)
Impairment of investment .............................                                        (400)
Income taxes benefit .................................                                         356
                                                                                           -------
Net income ...........................................                                     $   317
                                                                                           =======

Identifiable assets at December 31, 2000
Net property and equipment ...........................   $  2,143    $   154    $   150    $ 2,447
Cash and corporate assets ............................                                     $24,834
                                                                                           -------
Total assets at December 31, 2000 ....................                                     $27,281
                                                                                           =======

                                                                        Geographic Segments
                                                         --------------------------------------------
                                                          United                         Consolidated
                                                          States     Israel      Congo      Total
                                                         --------    -------    -------  ------------
                1999
Sales and other operating revenue ....................   $  1,174    $ 2,558    $    --    $ 3,732
Costs and operating expenses .........................     (1,058)      (688)        --     (1,746)
                                                         --------    -------    -------    -------
Operating profit (loss) ..............................   $    116    $ 1,870    $    --    $ 1,986
                                                         ========    =======    =======

Interest income and other corporate revenues .........                                       1,041
Gain on marketable securities and net gain in investee                                       1,372
Gain on investment in affiliate ......................                                         100
General corporate expenses ...........................                                      (1,061)
Interest expense .....................................                                        (157)
Income taxes .........................................                                        (298)
                                                                                           -------
Net income ...........................................                                     $ 2,983
                                                                                           =======

Identifiable assets at December 31, 1999 .............   $  2,175    $    90    $ 2,700    $ 4,965
Cash and corporate assets ............................                                      25,748
                                                                                           -------
Total assets at December 31, 1999 ....................                                     $30,713
                                                                                           =======

                      SUPPLEMENTARY OIL AND GAS INFORMATION
        For the years ended December 31, 2001, 2000 and 1999 (unaudited)

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

Capitalized Cost of Oil and Gas Producing Activities (in thousands)

                                                                        2001                  2000                 1999
                                                                  ----------------    ------------------    -----------------
                                                                  United              United                United
                                                                  States     Congo    States      Congo     States      Congo
                                                                  ------     -----    ------      -----     ------      -----
Unproved properties not being amortized .......................   $   123    $ 150    $    79    $   950    $    --    $2,700
Proved property being amortized ...............................     5,632       --      4,012         --      4,002        --
Accumulated depreciation, depletion amortization and
        impairment ............................................    (1,953)      --     (1,953)        --     (1,840)       --
                                                                  -------    -----    -------    -------    -------    ------

Net capitalized costs .........................................   $ 3,802    $ 150    $ 2,138    $   950    $ 2,162    $2,700
                                                                  =======    =====    =======    =======    =======    ======

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities (in thousands)

                                                                        2001                  2000                 1999
                                                                  ----------------    ------------------    -----------------
                                                                  United              United                United
                                                                  States     Congo    States      Congo     States      Congo
Property acquisition costs--proved and
unproved properties ...........................................   $ 1,059    $  --    $    79    $   800    $    57    $   --
Exploration costs .............................................       765      199        164      1,902         --        --
Development costs .............................................       399       --        262         --         --        --
(Israel exploration costs in 2001- 5$; 2000 -$90; 1999 - $154.)

Results of Operations for Oil and Gas Producing Activities (in thousands)

                                                                        2001                  2000                 1999
                                                                  ----------------    ------------------    -----------------
                                                                  United              United                United
                                                                  States     Congo    States      Congo     States      Congo
                                                                  ------     -----    ------      -----     ------      -----
Oil and gas sales .............................................   $ 3,068    $  --    $ 2,080    $    --    $ 1,107        --
Lease operating expense and severance taxes ...................       905       --        630         --        469        --
Depreciation, depletion, amortization and
provision for impairment ......................................       519       --        367      2,550        609        --
Exploration costs .............................................         5      199        164      2,702         --        --
                                                                  -------    -----    -------    -------    -------    ------
Income (Loss) before tax provision ............................     1,639     (199)       919     (5,252)        29        --
Provision for income taxes ....................................      (535)      70       (348)     1,838       (221)       --
                                                                  -------    -----    -------    -------    -------    ------
Results of operations .........................................   $ 1,104    $(129)   $   571    $(3,414)   $  (192)       --
                                                                  =======    =====    =======    =======    =======    ======

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

The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condense, natural gas liquids and natural gas and changes in such quantities at December 31, 2001, 2000, 1999 and 1998, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion. All of the Company's proved reserves are in the United States. The Company's oil and gas reserves are priced at $19.84 per barrel and $2.70 per Mcf, respectively, at December 31, 2001.

                                                     Oil BBls          Gas Mcf
                                                     --------        ----------

December 31, 1997                                     115,396         4,788,548
Revisions of previous estimates                        67,584           945,551
Acquisition of minerals in place                           --            56,961
Sales of minerals in place                                 --          (984,600)
Production                                            (31,000)         (523,000)
                                                     --------        ----------

December 31, 1998                                     151,980         4,283,460
Revisions of previous estimates                        57,843           245,207
Acquisition of minerals in place                           --                --
Sales of minerals in place                             (4,200)         (195,500)
Production                                            (23,200)         (409,668)
                                                     --------        ----------

December 31, 1999                                     182,423         3,923,499
Revisions of previous estimates                        21,098           831,779
Acquisition of minerals in place                           --                --
Sales of minerals in place                                 --                --
Net discoveries and extensions                          1,102         1,234,713
Production                                            (22,587)         (430,625)
                                                     --------        ----------

December 31, 2000                                     182,036         5,559,366
Revisions of previous estimates                       (19,580)          118,727
Acquisition of minerals in place                       47,689           190,345
Sales of minerals in place                                 --                --
Net discoveries and extensions                             --                --
Production                                            (19,835)         (656,169)
                                                     --------        ----------
December 31, 2001                                     190,310         5,212,269

      The Company's proved developed reserves are as follows:

                                                     Oil BBls          Gas Mcf
                                                     --------        ----------

December 31, 2001                                     190,310         5,212,269
December 31, 2000                                     181,333         4,609,431
December 31, 1999                                     182,423         3,040,710
December 31, 1998                                     151,435         3,384,986

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

                                                          2001            2000            1999
                                                      ------------    ------------    ------------
Future cash inflows ...............................   $ 16,363,650    $ 55,556,404    $ 15,512,720
Future development costs ..........................       (141,574)       (426,525)       (286,187)
Future production costs ...........................     (5,180,472)    (11,207,839)     (4,931,404)
                                                      ------------    ------------    ------------
Future net cash flows .............................     11,041,604      43,922,040      10,295,129
Future income tax expenses ........................     (3,643,729)    (14,492,448)             --
Annual 10% discount rate ..........................     (3,020,874)    (14,554,720)     (5,012,695)
                                                      ------------    ------------    ------------

Standardized measure discounted future
net cash flows ....................................   $  4,377,001    $ 14,874,872    $  5,282,434
                                                      ============    ============    ============

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                          2001            2000            1999
                                                      ------------    ------------    ------------
Beginning of the year .............................   $ 14,874,872    $  5,282,434    $  2,750,512
Sales and transfers of oil and gas produced, net of
    production costs ..............................             --      (1,423,372)       (637,849)
Sales of reserves in place ........................             --              --         (81,100)
Net changes in prices and production costs ........     (4,100,459)     10,541,051       2,258,520
Net changes in income taxes .......................             --      (7,325,052)             --
Changes in estimated future development costs,
net of current development costs ..................       (284,951)       (197,414)             --
Acquisition of minerals in place ..................   $  1,212,580              --              --
Revision of previous estimates ....................     (7,325,041)      3,239,923         717,351
Changes in production rate and other ..............                      4,229,059              --
Accretion of discount .............................             --         528,243         275,000
                                                      ------------    ------------    ------------
End of year .......................................   $  4,377,001    $ 14,874,872    $  5,282,434
                                                      ============    ============    ============

Selected Quarterly Financial Data (amounts in thousands, except per share data) (Unaudited):

                                                                     Quarter Ended
                                           -----------------------------------------------------------------
                                           March 31,   June 30,   September 30,    December 31,
                                              2001       2001          2001            2001          Total
                                           ---------   --------   -------------    ------------    ---------
Total Revenues                             $   1,475   $  1,253   $       1,002    $        974    $   4,704
Net Income (loss) before taxes             $     352   $    767   $        (277)   $       (931)   $     (89)
Net Income                                 $     195   $    524   $        (177)   $       (681)   $    (139)
Earnings (loss) per Common Share-Basic     $    0.07   $   0.20   $       (0.07)   $      (0.24)   $   (0.05)
Earnings (loss) per Common Share-Diluted   $    0.07   $   0.20   $       (0.07)   $      (0.24)   $   (0.05)

                                                                   Quarter Ended
                                           -----------------------------------------------------------------
                                           March 31,   June 30,   September 30,    December 31,
                                            2000(2)      2000          2000           2000(1)        Total
                                           ---------   --------   -------------    ------------    ---------
Total Revenues                             $   4,903   $  1,874   $       1,806    $        795    $   9,378
Net Income (loss) before taxes             $   4,215   $    487   $       1,041    $     (5,782)   $     (39)
Net Income                                 $   1,844   $    219   $         566    $     (2,312)   $     317
Earnings (loss) per Common Share-Basic     $    0.70   $   0.08   $        0.21    $      (0.88)   $    0.12
Earnings (loss) per Common Share-Diluted   $    0.69   $   0.08   $        0.21    $      (0.88)   $    0.12

      (1) Includes impairment and dry hole costs of $4,852.
      (2) Includes gain on the BG transaction of $3,626.