Form 10-Q
period 2002-03-31
ISRAMCO INC
filed 2002-05-15
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Check One

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or

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

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as May 15, 2002 was 2,639,853.

                                     INDEX

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2002 and December 31, 2001   1

         Consolidated Statements of Operations for the three months ended
           March 31, 2002 and 2001                                             2

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 2002 and 2001                                             3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's discussion and analysis of financial statements          8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities                                                 13

Item 3. Defaults upon senior securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    13

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                      March 31,     December 31,
                                                                        2002            2001
                                                                        ----            ----
                                                                     (Unaudited)     (Audited)
                                 ASSETS
Current assets:
     Cash and cash equivalents                                         $  3,458       $  4,280
     Marketable securities, at market                                     2,755          2,847
     Accounts receivable                                                    348            455
     Prepaid expenses and other current assets                              235            112
                                                                       --------       --------
           Total current assets                                           6,796          7,694

Property and equipment (successful efforts method for oil and gas
properties)                                                               4,424          4,180
Marketable securities, at market                                          7,879          7,611
Investment in affiliates                                                  9,089          6,227
Deferred tax asset                                                          995            732
Other                                                                       221            171
                                                                       --------       --------
           Total assets                                                $ 29,404       $ 26,615
                                                                       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                1,083          1,160
                                                                       --------       --------
           Total current liabilities                                      1,083          1,160
                                                                       --------       --------

Commitments, contingencies and other matters

Shareholders' equity:
     Common stock $.0l par value; authorized 7,500,000
           shares; issued 2,669,120 shares; outstanding
           2,639,853 at March 31,2002                                        27             27
           and December 31,2001
     Additional paid-in capital                                          26,240         26,240
     Retained earnings (deficit)                                          2,572           (784)
     Accumulated other comprehensive income                                (354)           136
     Treasury stock, 29,267 shares at
           March 31, 2002 and December 31, 2001                            (164)          (164)
                                                                       --------       --------
           Total shareholders' equity                                    28,321         25,455
                                                                       --------       --------
           Total liabilities and shareholders' equity                  $ 29,404       $ 26,615
                                                                       ========       ========

              See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002              2001
                                                        ----              ----
REVENUES:
     Operator fees from related party               $        83       $       68
     Oil and gas sales                                      516            1,064
     Interest income                                        191              118
     Office services to related party                       286              225
                                                    -----------       ----------
Total revenues                                            1,076            1,475
                                                    -----------       ----------

COSTS AND EXPENSES:
     Financial expenses                                     104               --
     Depreciation, depletion and
     amortization                                           118              103
     Lease operating expenses and
     severance taxes                                        180              183
     Exploration costs                                        2               15
     Operator expense                                       187              151
     General and administrative                             410              260
     Loss on marketable securities, net                     105              134
     Equity in net loss of investees                        130              277
                                                    -----------       ----------
Total expenses                                            1,236            1,123
                                                    -----------       ----------

Income (loss) before income taxes                          (160)             352

Income taxes                                                 --              157
                                                    -----------       ----------
Net income (loss) from continuing operations               (160)             195
                                                    ===========       ==========

Cumulative effect of accounting change                    3,516               --
                                                    ===========       ==========
Net income                                          $     3,356       $      195
                                                    ===========       ==========

Earnings per common share-basic
Continuing operations                               $     (0.06)      $     0.07
Cumulative effect of accounting change              $      1.33               --
                                                    -----------       ----------
                                                    $      1.27       $     0.07
                                                    ===========       ==========
Weighted average number of shares
   outstanding-basic                                  2,639,853        2,639,853
                                                    ===========       ==========
Earnings per common share-diluted
Continuing operations                               $     (0.06)      $     0.07
Cumulative effect of accounting change              $      1.33               --
                                                    -----------       ----------
                                                    $      1.27       $     0.07
                                                    ===========       ==========
Weighted average number of shares
   outstanding-diluted                                2,639,853        2,671,890
                                                    ===========       ==========

              See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2002          2001
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                3,356           195
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion and amortization                    118           103
     Loss (gain) on marketable securities                        127           134
     Equity in net loss (gain) of investees                      130           277
     Cumulative effect of accounting change                   (3,516)           --
     Deferred taxes                                               --           (73)
     Changes in assets and liabilities:
     Accounts receivable                                         107            61
     Prepaid expenses and other current assets                  (124)          396
     Accounts payable and accrued liabilities                    (77)          (86)
                                                              ------       -------
     Net cash provided by operating activities                   121         1,007
                                                              ------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Addition to property and equipment                         (361)          (18)
     Purchase of marketable securities                          (867)          (47)
     Proceeds from sale of marketable securities                 335            93
     Purchase of convertible promissory note                     (50)           --
                                                              ------       -------

     Net cash (used in) Provided by investing activities        (943)           28
                                                              ------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (822)        1,035

Cash and cash equivalents-beginning of year                    4,280        12,706
                                                              ------       -------
Cash and cash equivalents-end of period                        3,458        13,741
                                                              ======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for taxes                        --            25
                                                              ======       =======

              See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain re-classification of prior year amounts have been made to conform to current presentation.

NOTE 3 - Consolidation

The consolidated financial statements include the accounts of the Company, its direct and indirect non U.S. based wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas), Isramco B.V., a Netherlands company and Isramco Resources Inc., a British Virgin Islands company, and its wholly owned subsidiaries, Jay Petroleum, L.L.C. (Jay), Jay Management L.L.C. (Jay Management) and IsramTec Inc. (IsramTec). Intercompany balances and transactions have been eliminated in consolidation.

NOTE 4 - New Accounting Pronouncements

A. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations completed from July 1, 2001. Statement 141 also specifies that types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Statement 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that recognized intangible assets be amortized over their respective estimated useful lives. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with Statement 142 until its life is determined to no longer be indefinite.

      The Company adopted Statement 141 and Statement 142 on January 1, 2002.

      Statement 141 requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform to the new separation requirements at the date of adoption. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets.

      In connection with the transitional impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. This first step of the transitional assessment is required to be completed by June 30, 2002. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. The difference between total fair value as defined above and carrying value of all the reporting segments is defined as the 'fair value' of the goodwill. If the fair value of the goodwill is lower than its carrying value, the Statement requires that the difference be included in goodwill. This is the second step in assessing the impairment and it must be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the effect of a change in accounting principle in the Company's statement of earnings and will be recorded retroactively to January 1, 2002.

      In the current period the Company applied the instructions of SFAS 141. Accordingly the company recognized a gain of $3,516,000 as the effect of a change in accounting principle. The gain was included as a cumulative effect of a change in accounting policy.

      B. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. In addition, SFAS 144 requires the Company to show separately operations which have been disposed of (sold, abandoned or liquidated) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 from January 1, 2002.

NOTE 5 - Oil and Gas Properties

Although the company continues to seek to acquire oil and gas properties, no such purchases were made in the first three months of 2002.

In the three month period ended March 31, 2002, drilling costs in the amount of $360,000 were capitalized.

NOTE 6 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                               For the Three Months Ended March 31,
                                               ------------------------------------
                                               2002                             2001
                                               ----                             ----
                                       Income          Shares          Income          Shares
                                       ------          ------          ------          ------
Earnings per common share-Basic      $3,356,000       2,639,853      $  195,000      2,639,853
Effect of dilutive securities:
Stock Options                                --              --              --         32,037
                                     ----------      ----------      ----------      ---------

                                     $3,356,000       2,639,853      $  195,000      2,671,890
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

Geographic Segment

                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                              ------       ------      ------          -----
Identifiable assets at March 31, 2002        $  3,994     $     72    $    228       $  4,294
Cash and corporate assets                                                            $ 25,110
                                                                                     --------

Total Assets at March 31, 2002                                                       $ 29,404
                                                                                     ========

Identifiable assets at December 31, 2001     $  3,818     $     72    $    150       $  4,040
Cash and corporate assets                                                            $ 22,575
                                                                                     --------

Total Assets at December 31, 2001                                                    $ 26,615
                                                                                     ========

Three Months Ended March 31, 2002

Sales and other operating revenue            $    557     $    328    $     --       $    885
Costs and operating expenses                 $   (293)    $   (194)   $     --       $   (487)
                                             --------     --------    --------       --------
Operating profit                             $    264     $    134    $     --       $    398
                                             ========     ========    ========
Financial Income, net                                                                $     87
General corporate expenses                                                           $   (410)
Loss on marketable securities and
 equity in net loss of investees                                                     $   (235)
                                                                                     --------
Net Loss from continuing operations                                                  $   (160)
                                                                                     ========

                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                              ------       ------      ------          -----
Three Months Ended March 31, 2001

Sales and other operating revenue            $  1,084     $    272    $     --       $  1,356
Costs and operating expenses                 $   (279)    $   (156)   $    (15)      $   (450)
                                             --------     --------    --------       --------
Operating profit                             $    805     $    116    $    (15)      $    906
                                             ========     ========    ========
Interest Income                                                                      $    118
Loss on marketable securities and equity in net loss of investee                     $   (411)
General corporate expenses                                                           $   (261)
Income taxes                                                                         $   (157)
                                                                                     --------

Net Income from continuing operations                                                $    195
                                                                                     ========

NOTE 8 - Comprehensive income (loss)

The Company's comprehensive income (loss) for the three month periods ended March 31, 2002 and 2001 was as follows:

                                                               Three months
                                                              ended March 31,
                                                           2002            2001
                                                           ----            ----
Net Income                                                $ 3,356         $ 195
Other comprehensive gain (loss)
-available - for - sale securities                        $  (149)        $(132)
-foreign currency translation adjustments                 $  (341)        $ (81)
                                                          -------         -----
Comprehensive income (loss)                               $ 2,866         $ (18)
                                                          =======         =====

NOTE 9 - Contingencies

The Company is involved in a dispute with a contractor relating to drilling costs of the Tilapia well in Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of March 31, 2002.

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

Liquidity and Capital Resources

      The decrease in the Company's consolidated cash and cash equivalents of $822,000 from $4,280,000 at December 31, 2001 to $3,458,000 at March 31, 2002,
is primarily attributable to investing activities.

      Net cash used in investing activities for the three-month period ended March 31, 2002 was $943,000 as compared to $28,000 provided by investing activities for the three-month period ended March 31, 2001. The amount for the 2002 period was primarily used for the purchase of marketable securities and capitalization of drilling costs expended during the period.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

      The Company reported net income of $3,356,000 ($1.27 per share) for the three-month period ended March 31, 2002 compared to $195,000 ($0.07 per share) for the same period in 2001. The relatively higher net income for the 2002 period compared to the income for the same period in 2001 is primarily attributable to non-cash income booked as a result of the cumulative effect of accounting changes deriving from the Company's adoption, as of January 1st 2002, of SFAS 141 "Business Combination" and SFAS 142 "Goodwill and Intangible Assets".

      Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2002             2001

Oil Volume Sold (Bbl)                                   6                5

Gas Volume Sold (MCF)                                 177              125

Oil Sales ($)                                         102              122

Gas Sales ($)                                         414              942

Average Unit Price

Oil ($/Bbl) *                                      $16.95           $26.53
Gas ($/MCF) **                                      $2.33            $7.53

*     Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

**    MCF - 1,000 Cubic Feet

                    Summary of Exploration Efforts in Israel

      To date, three gas fields were discovered offshore Israel known respectively as Or, Or South and Nir. Based on the gas finds, a 30 year lease (including the area of the Or gas discovery) was granted in June 2000 (hereinafter, the "Med Yavne Lease") and an additional 30 year lease (including the area of the Nir gas discovery) was granted in January 2002 (hereinafter, the "Med Ashdod Lease").

Med Yavne Lease

      The Med Yavne Lease covers 145 square kilometers (approximately 35,000 acres). The grant of the Med Yavne Lease is subject to the commencement of a drilling by July 1, 2002 of at least one well. If drilling is not commenced by such date, then approximately 92 kilometers (approximately 23,000 acres) of the lease area will be forfeited.

      The processing and interpretation of a 3D seismic survey covering the Med Yavne Lease were performed and, based on these results, a detailed mapping of the gas discoveries, as well as a number of additional gas prospects in the Med Yavne Lease, were drawn up. However, subsequent tests with respect to the additional identified prospects established that these prospects are highly uncertain and, accordingly, BG International Limited, a member of the British Gas Group ("BG") and the operator of the Med Yavne Lease, recommended not to commence any drilling with respect to such prospects, which recommendation was accepted. Accordingly, approximately 92 kilometers (approximately 23,000 acres) will be forfeited.

      The Company's participation share of the Med Yavne Lease is 0.4585%.

Med Ashdod Lease

      Based on the Nir I discovery, in January 2002 the Israel Petroleum Commissioner advised the license participants that they had been granted the Med Ashdod Lease covering 250 square kilometers (approximately 62,000 acres). The Company serves as the operator of the Med Ashdod Lease and holds a 0.3625% interest therein.

      Exploration efforts are currently focused on the southern part of the lease, where three potential prospects have been identified on the 3D seismic survey. Special processing of part of the 3D survey have been recently performed to better evaluate the prospects.

Marine North Licenses

      In June 1999, the Company was awarded a preliminary permit referred to as the Marine North/164 covering an area of 575 square kilometers offshore Israel. The permit included a preferential right to obtain a license. In December 2000 two licenses were issued in respect of the area covered by the permit (hereinafter, respectively, "Marine North A" and "Marine North B" and collectively, the "Marine North Licenses"), which licenses continue in effect through December 3, 2003. The Company holds a 1% interest in each of the Marine North Licenses and the remaining interests are held by affiliated entities. In April 2002, the Marin North Licenses were abandoned as the identifiable prospects appeared highly uncertain.

Marine Center License

      In September 1999, the Company was awarded a preliminary permit, Marine Center, covering an area of 194 square kilometers. The permit included a preferential right to obtain a license. In December 2000, the Israeli Petroleum Commissioner issued a license in respect of the area covered by the permit (hereinafter, the "Marine Center License"), which license continues in effect through December 3, 2003. The Company holds a 1% participation interest in the Marine Center License and the remaining interests are held by affiliated entities.

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

      In December 2001, drilling commenced on the Read 1 well in Texas. As of the date of the filing of this report on Form 10-Q, the production tests have not been completed. The aggregate drilling expenditures with respect to the Read 1 well were estimated at approximately $850,000.

                   Summary of Exploration Efforts in the Congo

      The oil and gas properties in the Congo consist of the Marine III Exploration Permit and the Marine 9 Exploration Permit. The Company holds 25% participation interest in the Marine III Exploration Permit (through Naphtha Congo Ltd). The Company's participation interest in the Marine 9 Exploration Permit is 5% (through Naphtha Congo Limited Partnership). The remaining participants in the Marine 9 License are recognized widely-known oil companies.

      In the course of 2001, the operator of Marine 9 completed geological and geophysical studies for the purpose of identifying and confirming the existence of oil prospects. In October 2001, the operator recommended to drill a well at an estimated budget of $12.8 million (not including production tests). Drilling is expected to commenced in May 2002.

Operator's Fees

      During the three months ended March 31, 2002, the Company earned $83,000 in operator fees compared to $68,000 respect of the same period in 2001. The increase is primarily attributable to additional offshore license in Israel in respect of which operator fees were collected.

Oil & Gas Revenues

      For the three months ended March 31, 2002, the Company had oil and gas revenues of $516,000 compared to $1,064,000 for the same period in 2001. The decrease in the 2002 period is primarily attributable to decreased oil & gas prices.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the three months ended on March 31, 2002 were $180,000 compared to $183,000 for the same period in 2001.

Interest Income

      Interest income during the three months ended March 31, 2002 was $191,000 compared to $118,000 for the same period in 2001. The increase in interest income in the 2002 period compared to the period in 2001 is primarily attributable to interest earned by the Company on marketable securities.

Gain (loss) on Marketable Securities

      During the three months ended March 31, 2002, the Company recognized net realized and unrealized losses on trading securities of $105,000 compared to net realized and unrealized losses of $134,000 for the same period in 2001.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Expense

      Operator expenses were primarily in connection with oil & gas fields in the United States. Operator expenses for the 2002 period were $187,000 compared to $151,000 for the 2001 period. The increase is attributable to salary expenses.

General and Administrative Expenses

      General and administrative expenses for the three month period ended March 31, 2002 were $410,000 as compared to $260,000 for the same period in 2001. The increase is primarily attributable to professional services to related and third parties during the period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in these market risks since the end of the fiscal year 2001.

                                     PART II

Item 1. Legal Proceedings

      The Company, together with Naphtha Congo Ltd., an Israeli and related entity ("Naphtha Congo") and Naphtah Israel Petroleum Corp., an Israeli and related entity ("Naphtha Israel"), received notice from counsel for a contractor who provided drilling services in the Tilapia permit ("Contractor") of a claim by Contractor against Naphtha Congo in the original approximate amount of $1.2 million in respect of drilling services rendered. The Contractor and Naphtha Congo entered into a drilling agreement in October 2000 with respect to the Tilapia 1 well. The Company held 50% participation interest in the Tilapia 1 well. In January 2001, the Company abandoned the Tilapia permit.

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

      Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ISRAMCO, INC.
                                                     Registrant


Date: May 15, 2002                                   By /s/ Haim Tsuff

                                                     Chairman of the Board,
                                                     Chief Executive
                                                     and Financial Officer