Form 10-Q
period 2002-06-30
ISRAMCO INC
filed 2002-08-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Check One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to ______

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

                                  713-621-3882
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of August 14, 2002, was 2,639,853.

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

      Consolidated Balance Sheets at June 30, 2002 and December 31, 2001    1

      Consolidated Statements of Operations for the three and six months
      ended June 30, 2002 and 2001                                          2

      Consolidated Statements of Cash Flows for the six months ended
      June 30, 2002 and 2001                                                3

      Notes to Consolidated Financial Statements                            4

Item 2. Management's discussion and analysis of financial statements       10

Item 3. Quantitative and Qualitative Disclosures about Market Risk         14

PART II. OTHER INFORMATION                                                 15

Item 1. Legal Proceedings                                                  15

Item 2. Changes in Securities & Use of Proceeds                            15

Item 3. Defaults upon senior securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  16

Item 6. Exhibits and Reports on Form 8-K                                   16

Signatures                                                                 17

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)
                                   (Unaudited)

                                                                       June 30,      December 31,
                                                                         2002           2001
                                                                       --------      -----------
                                                                      (Unaudited)     (Audited)
                                 ASSETS
Current assets:
     Cash and cash equivalents                                         $    715       $  4,280
     Marketable securities, at market                                     4,156          2,847
     Accounts receivable                                                    572            455
     Prepaid expenses and other current assets                              401            112
                                                                       --------       --------
           Total current assets                                           5,844          7,694

Property and equipment (successful efforts method for oil and gas
properties)                                                               3,474          4,180
Real Estate                                                               1,887             --
Marketable securities, at market                                          7,713          7,611
Investment in affiliates                                                  8,716          6,227
Deferred tax asset                                                        1,338            732
Other                                                                       221            171
                                                                       --------       --------
           Total assets                                                $ 29,193       $ 26,615
                                                                       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                2,725          1,160
                                                                       --------       --------
           Total current liabilities                                      2,725          1,160
                                                                       --------       --------

Commitments, contingencies and other matters

Shareholders' equity:
     Common stock $.0l par value; authorized 7,500,000
           shares; issued 2,669,120 shares; outstanding
           2,639,853 at June 30,2002                                         27             27
           and December 31,2001
     Additional paid-in capital                                          26,240         26,240
     Accumulated deficit                                                  1,202           (784)
     Accumulated other comprehensive income                                (837)           136
     Treasury stock, 29,267 shares at
           June 30, 2002 and December 31, 2001                             (164)          (164)
                                                                       --------       --------
           Total shareholders' equity                                    26,468         25,455
                                                                       --------       --------
           Total liabilities and shareholders' equity                  $ 29,193       $ 26,615
                                                                       ========       ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                     Three Months Ended                    Six Months Ended
                                                            June 30,                          June 30,
                                                 -----------------------------       -----------------------------
                                                     2002              2001              2002              2001
                                                 -----------       -----------       -----------       -----------
REVENUES:
     Operator fees from related party                     64       $        67               147       $       135
     Oil and gas sales                                   625               770             1,141             1,834
     Interest income                                     105               190               296               308
     Office services to related party                    227               226               513               451
     Gain on Marketable securities                        --                92                --                --
     Equity in net income of investees                    --               210                --                --
                                                 -----------       -----------       -----------       -----------
Total revenues                                         1,021             1,555             2,097             2,728
                                                 -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
     Financial expenses                                   84                --               188                --
     Depreciation, depletion and
     amortization                                        962               118             1,080               221
     Lease operating expenses and
     severance taxes                                     257               145               437               328
     Exploration costs                                   841                33               843                48
     Operator expense                                    155               173               342               324
     General and administrative                          292               319               702               579
     Loss on marketable securities                        88                --               193                42
     Equity in net loss of investees                     176                --               306                67
                                                 -----------       -----------       -----------       -----------
Total expenses                                         2,855               788             4,091             1,609
                                                 -----------       -----------       -----------       -----------
Income (loss) before income taxes                     (1,834)              767            (1,994)            1,119

Income taxes                                             464              (243)              464              (400)
                                                 -----------       -----------       -----------       -----------
Net income (loss) from continuing operation           (1,370)              524            (1,530)              719
                                                 ===========       ===========       ===========       ===========

Cumulative Effect of Accounting change                    --                --             3,516                --
                                                 -----------       -----------       -----------       -----------
Net income (Loss)                                $    (1,370)      $       524       $     1,986       $       719

                                                 ===========       ===========       ===========       ===========
Earnings per common share-basic
continuing operation                             $     (0.52)      $      0.20       $     (0.58)      $      0.27
Cumulative Effect of Accounting change                    --                --       $      1.33                --
                                                 -----------       -----------       -----------       -----------
                                                 $     (0.52)      $      0.20       $      0.75       $      0.27
                                                 ===========       ===========       ===========       ===========
Weighted average number of shares
   outstanding-basic                               2,639,853         2,639,853         2,639,853         2,639,853
                                                 ===========       ===========       ===========       ===========
Earnings per common share-diluted
continuing operation                             $     (0.52)      $      0.20       $     (0.58)      $      0.27
Cumulative Effect of Accounting change                    --                --       $      1.33                --
                                                 -----------       -----------       -----------       -----------
                                                 $     (0.52)      $      0.20       $      0.75       $      0.27
                                                 ===========       ===========       ===========       ===========

Weighted average number of shares
   outstanding-diluted                             2,639,853         2,659,328         2,639,853         2,666,990
                                                 ===========       ===========       ===========       ===========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               2002          2001
                                                              ------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                1,986           719
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion and amortization                    232           221
     Dry hole costs                                            1,657
     Loss (gain) on marketable securities                        258            42
     Equity in net loss (gain) of investees                      305            67
     Cumulative effect of an Accounting change                (3,516)           --
     Deferred taxes                                             (464)           --
     Changes in assets and liabilities:
     Accounts receivable                                        (117)           48
     Prepaid expenses and other current assets                  (289)          441
     Other assets                                                 --           (67)
     Accounts payable and accrued liabilities                    149           315
                                                              ------       -------
     Net cash provided by operating activities                   201         1,786
                                                              ------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Addition to property and equipment                         (450)       (1,297)
     Purchase of Real Estate                                  (1,202)           --
     Purchase of marketable securities                        (2,768)       (3,203)
     Proceeds from sale of marketable securities                 704           236
     Purchase of convertible from promissory note                (50)           --
                                                              ------       -------

     Net cash used in investing activities                    (3,766)       (4,264)
                                                              ------       -------

NET INCREASE (Decrease) IN CASH AND CASH EQUIVALENTS          (3,565)       (2,478)

Cash and cash equivalents-beginning of year                    4,280        12,706
                                                              ------       -------
Cash and cash equivalents-end of period                          715        10,228
                                                              ======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                     --            --
                                                              ======       =======
     Cash paid during the period for taxes                        --            --
                                                              ======       =======

In June 2002, the Company purchased real estate in Israel for a purchase price (inclusive of all taxes) of $1,887,000. As of June 30, 2002 the Company paid in cash $1,202,000 of the purchase price.

               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six month and three month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain re-classification of prior year amounts have been made to conform to current presentation.

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

NOTE 5 - Oil and Gas Properties

Although the company continues to seek to acquire oil and gas properties, no such purchases were made in the first six months of 2002.

In the six month period ended June 30, 2002, drilling costs in the amount of $449,000 were capitalized.

In December 2001, drilling commenced on the Read 1 well in Texas. Based on the completed Production tests, in May 2002 the Company decided to plug and abandon the well. The aggregate drilling expenditures with respect to the Read 1 well were approximately $848,000.

The operator of Marine 9 completed geological and geophysical studies for the purpose of identifying and confirming the existence of oil prospects. Based on the results of the electrical logging survey,, in June 2002 the operator recommended that the well be plugged and abandoned, which recommendation was accepted. The Company expended approximately $809,000 in connection with the drilling in Marine 9 In the Congo.

NOTE 6 - Real Estate

In June 2002, the Company purchased non-oil and gas producing real estate in Israel for a purchase price (inclusive of all taxes) of $1,887,000. As of June 30, 2002 the Company paid $1,202,000 of the purchase price. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with seller to let the entirety of such property for a 24-month period at a monthly rent of $7,000.

NOTE 7 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                               For the Three Months Ended June 30,
                                               ------------------------------------
                                                 2002                             2001
                                                 ----                             ----
                                         Loss            Shares          Income          Shares
                                     -----------       ----------      ----------      ---------
Earnings per common share-Basic      $(1,370,000)       2,639,853      $  524,000      2,639,853
Effect of dilutive securities:
Stock Options                                 --               --              --         19,475
                                     -----------       ----------      ----------      ---------

                                     $(1,370,000)       2,639,853      $  524,000      2,659,328
                                     ===========       ==========      ==========      =========

                                               For the Six Months Ended June 30,
                                               ------------------------------------
                                               2002                             2001
                                               ----                             ----
                                       Income          Shares          Income          Shares
                                     ----------      ----------      ----------      ---------
Earnings per common share-Basic      $1,986,000       2,639,853      $  719,000      2,639,853
Effect of dilutive securities:
Stock Options                                --              --              --         27,137
                                     ----------      ----------      ----------      ---------

                                     $1,986,000       2,639,853      $  719,000      2,666,990
                                     ==========      ==========      ==========      =========

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

Geographic Segment

                                             United                               Consolidated
                                             States       Israel      Africa          Total
                                            --------     --------    --------       --------
Identifiable assets at June 30, 2002        $  3,130     $     72    $    150       $  3,352
Cash and corporate assets                                                           $ 26,093
                                                                                    --------

Total Assets at June 30, 2002                                                       $ 29,445
                                                                                    ========

Identifiable assets at December 31, 2001     $ 3,818     $     72    $    150       $  4,040
Cash and corporate assets                                                           $ 22,575
                                                                                    --------

Total Assets at December 31, 2001                                                   $ 26,615
                                                                                    ========

Six Month Ended June 30, 2002

Sales and other operating revenue            $  1,214     $   587     $    --        $  1,801
Costs and operating expenses                 $  1,537)    $  (356)    $  (809)       $ (2,702)
                                             --------     --------    --------       --------
Operating profit                             $   (323)    $   231     $    --        $   (901)
                                             ========     ========    ========
Financial Income, net                                                                $    108
General corporate expenses                                                           $   (702)
Loss on marketable securities and
 equity in net loss of investees                                                     $   (499)
Income taxes                                                                         $    464
                                                                                     --------
Net Loss from continuing operations                                                  $ (1,530)
                                                                                     ========

                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                             --------     --------    --------       --------
Three Months Ended June 30, 2002
Sales and other operating revenue            $    687     $    259    $     --       $    916
Costs and operating expenses                 $ (1,244)    $   (162)   $   (809)      $ (2,215)
                                             --------     --------    --------       --------
Operating profit                             $   (587)    $     97    $   (809)      $ (1,299)
                                             ========     ========    ========
Interest Income                                                                      $     20
General corporate expenses                                                           $   (292)
Loss on marketable securities and equity in net loss of investee                     $   (264)
Income taxes                                                                         $    464
                                                                                     --------

Net Income from continuing operations                                                $ (1,370)
                                                                                     ========

                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                             --------     --------    --------       --------
Six Months Ended June 30, 2001
Sales and other operating revenue            $  1,875     $    545    $     --       $  2.420
Costs and operating expenses                 $   (538)    $   (334)   $    (49)      $   (921)
                                             --------     --------    --------       --------
Operating profit                             $  1,337     $    211    $    (49)      $  1,499
                                             ========     ========    ========
Financial Income, net                                                                $    308
General corporate expenses                                                           $   (579)
Loss on marketable securities and
equity in net loss of investees                                                      $   (109)
Income taxes                                                                         $   (400)
                                                                                     --------
Net Income from continuing operations                                                $    719
                                                                                     ========

                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                             --------     --------    --------       --------
Three Months Ended June 30, 2001
Sales and other operating revenue            $    791     $    272    $     --       $  1,063
Costs and operating expenses                 $   (258)    $   (177)   $    (34)      $   (469)
                                             --------     --------    --------       --------
Operating profit                             $    805     $    116    $    (15)      $    594
                                             ========     ========    ========
Interest Income                                                                      $    190
Loss on marketable securities and equity in net loss of investee                     $    302
General corporate expenses                                                           $   (319)
Income taxes                                                                         $   (243)
                                                                                     --------

Net Income from continuing operations                                                $    524
                                                                                     ========

NOTE 9 - Comprehensive income (loss)

The Company's comprehensive income (loss) for the Three and Six month periods ended June 30, 2002 and 2001 was as follows:

                                                               Six months
                                                              ended June 30,
                                                            2002          2001
                                                          -------         -----
Net Income                                                $ 1,986         $ 719
Other comprehensive gain (loss)
-available - for - sale securities                        $  (252)        $(193)
-foreign currency translation adjustments                 $  (721)        $ (61)
                                                          -------         -----
Comprehensive income (loss)                               $ 1,013         $ 465
                                                          =======         =====

                                                               Three months
                                                              ended June 30,
                                                            2002          2001
                                                          -------         -----
Net Income                                                $(1,370)        $ 524
Other comprehensive gain (loss)
-available - for - sale securities                        $  (103)        $ (61)
-foreign currency translation adjustments                 $  (380)        $  20
                                                          -------         -----
Comprehensive income (loss)                               $(1,853)        $ 483
                                                          =======         =====

NOTE 10 - Contingencies

The Company is involved in a dispute with a contractor relating to drilling costs of the Tilapia well in Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of June 30, 2002.

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

Liquidity and Capital Resources

      The decrease in the Company's consolidated cash and cash equivalents of $3,565,000 from $4,280,000 at December 31, 2001 to $715,000 at June 30, 2002, is
primarily attributable to the purchase of non-oil and gas real estate located in Israel and investing activities.

      Net cash used in investing activities for the six months period ended June 30, 2002 was $3,766,000 compared to $4,264,000 used for the comparable six month period in 2001. Net cash used during the six month period ended June 30, 2002 was used primarily for the purchase of marketable securities, capitalization of drilling costs expended during the period and purchase in June 2002 of non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. The real estate is located in an area that is currently zoned for agricultural purposes. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with an unaffiliated third party to let the entirety of such property for a 24 month period at a monthly rent of $7,000.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

Six Months Ended June 30, 2002 (the "2002 Period") Compared to Six Months Ended June 30, 2001 (the "2001 Period") and the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

      The Company reported net income of $1,986,000 ($0.75 per share) for the 2002 Period compared to net income of $719,000 ($0.27 per share) for the 2001 Period and a loss of ($1,370,000) ($0.52 per share) for the three months ended June 30, 2002 compared to net income of $524,000 ($0.20 per share) for the comparable period in 2001. The relatively higher net income for the 2002 Period compared to the income for the 2001 Period is primarily attributable to non-cash income in the amount of $3,516,000 booked in the 2002 Period as a result of the cumulative effect of accounting changes deriving from the Company's adoption, as of January 1st 2002, of SFAS 141 "Business Combination" and SFAS 142 "Goodwill and Intangible Assets". The loss for the three months ended June 30, 2002 compared to the net income three months ended June 30, 2001 is primarily attributable to outlays incurred in connection with the drilling of the Read well in Texas and an additional well in the Congo (Marine 9 Permit), both of which were plugged and abandoned and a corresponding charge was recorded in the amount of $1,657,000.

      Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                         Three Months Ended June 30,   Six Months Ended June 30,
                             2002        2001             2002          2001

Oil Volume Sold (Bbl)           5           6               11            10

Gas Volume Sold (MCF)         192         165              370           291

Oil Sales ($)                 120         149              223           268

Gas Sales ($)                 503         621              917         1,566

Average Unit Price

Oil ($/Bbl) *              $22.98       $24.8           $19.77         $26.8
Gas ($/MCF) **             $ 2.62       $ 3.8           $ 2.48         $ 5.4

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

Med Yavne Lease

      The Med Yavne Lease covers 145 square kilometers (approximately 35,000 acres). The grant of the Med Yavne Lease provided that the commencement of a drilling by July 1, 2002 of at least one well. If drilling is not commenced by such date, then approximately 92 kilometers (approximately 23,000 acres) of the lease area will be forfeited. The processing and interpretation of a 3D seismic survey covering the Med Yavne Lease were performed and, based on these results, a detailed mapping of the gas discoveries, as well as a number of additional gas prospects in the Med Yavne Lease, were drawn up. However, subsequent tests with respect to the additional identified prospects established that these prospects are highly uncertain and, accordingly, BG International Limited, a member of the British Gas Group ("BG") and the operator of the Med Yavne Lease, recommended not to commence any drilling with respect to such prospects, which recommendation was accepted. Accordingly, approximately 92 kilometers (approximately 23,000 acres) were forfeited.

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

      Exploration efforts are currently focused on the southern part of the lease, where three potential prospects have been identified on the 3D seismic survey. Special processing of part of the 3D survey have been recently performed to better evaluate the prospects and the results thereof have been furnished to expert consultants for further analysis and for purpose of examining the possibility of identifying additional prospects.

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

      In December 2001, drilling commenced on the Read 1 well in Texas. Based on the completed production tests, in May 2002 the Company decided to plug and abandon the well. The aggregate drilling expenditures with respect to the Read 1 well were approximately $848,000.

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

      In the course of 2001, the operator of Marine 9 completed geological and geophysical studies for the purpose of identifying and confirming the existence of oil prospects. In October 2001, the operator recommended to drill a well at an estimated budget of $12.8 million (not including production tests). Drilling commenced in May 2002. Based on the results of the electrical logging survey, in June 2002 the operator recommended that the well be plugged and abandoned, which recommendation was accepted.

Operator's Fees

      During the 2002 Period, the Company earned $147,000 in operator fees compared to $135,000 for the 2001 Period and $64,000 for the three months ended June 30, 2002 compared to $67,000 for the comparable period in 2001.

Oil and Gas Revenues

      For the 2002 Period, the Company had oil and gas revenues of $1,141,000 compared to $1,834,000 for the 2001 Period and $625,000 for the three months ended June 30, 2002 compared to $770,000 for the comparable period in 2001. The decrease in the 2002 Period is primarily attributable to decreased oil & gas prices.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2002 Period were $437,000 compared to $328,000 for the 2001 Period and $257,000 for the three months ended June 30, 2002 compared to $145,000 for the comparable period in 2001. The increase in lease operating expenses is primarily attributable to the purchase of new producing wells in July 2001.

Interest Income

      Interest income in respect of the 2002 Period was $296,000 compared to $308,000 for the 2001 Period and $190,000 in respect of the three months ended June 30, 2002 compared to $105,000 for the same period in 2001. The increase in interest income earned by the company during the three months ended June 30, 2002 compared to the comparable period in 2001 is primarily attributable to interest earned on marketable securities.

Gain (loss) on Marketable Securities

      During the 2002 Period, the Company recognized a net realized and unrealized loss on trading securities of $193,000 compared to losses of $42,000 for the 2001 Period and a loss of $88,000 for the three months ended June 30, 2002 compared to a gain of $92,000 for the same period in 2001.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Expense

      Operator expenses were incurred primarily in connection with oil and gas fields in the United States and in connection with the offshore activities in Israel. Operator expenses for the 2002 Period were $342,000 compared to $324,000 for the 2001 Period and $155,000 for the three months ended June 30, 2002 compared to $173,000 for the comparable period in 2001.

General and Administrative Expenses

      General and administrative expenses for the 2002 Period were $702,000 compared to $579,000 for the 2001 Period and $292,000 for the three months ended June 30, 2002 compared to $319,000 for the same period in 2001. The increase during the 2002 Period compared to the 2001 Period is primarily attributable to expenses incurred in the provision of professional services by related and third parties.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in these market risks since the end of the fiscal year 2001.

                                     PART II

      Item 1. Legal Proceedings

      The Company, together with Naphtha Congo Ltd., an Israeli and related entity ("Naphtha Congo") and Naphtah Israel Petroleum Corp., an Israeli and related entity ("Naphtha Israel"), received notice in March 2001 from counsel for a contractor who provided drilling services in the Tilapia permit ("Contractor") of a claim by Contractor against Naphtha Congo in the original approximate amount of $1.2 million in respect of drilling services rendered. The Contractor and Naphtha Congo entered into a drilling agreement in October 2000 with respect to the Tilapia 1 well. The Company held 50% participation interest in the Tilapia 1 well. In January 2001, the Company abandoned the Tilapia permit.

      Naphtha Congo disputes the amount claimed and has claimed offsetting damages caused to it by the Contractor. The parties have attempted to resolve this matter and are currently examining the possibility of binding arbitration.

Item 2. Change in Securities & Use of Proceeds

      Not Applicable

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on June 4, 2002 and the stockholders voted as to the following: (i) to elect Haim Tsuff, Jackob Maimon, Tina Maimon Arckens, Avihu Ginzberg, Eyal Gibor and Max Pridgeon as directors to serve for a term of one year or until a successor is duly elected and (ii) to ratify the appointment of Mann Frankfort Stein & Lipp CPA, LLP, as auditors for the year ending December 31, 2002.

      Voting results are as follows:

                           For            Against           Abstain

1. Directors

Haim Tsuff              2,276,485         11,413                --
Jackob Maimon           2,277,085         10,813                --
Tina Maimon Arckens     2,277,685         10,213                --
Avihu Ginzberg          2,277,785         10,113                --
Eyal Gibor              2,277,785         10,113                --
Max Pridgeon            2,277,785         10,113                --

2. Auditors             2,278,814          6,714             2,370

      No other matters were submitted to a vote of stockholders during the three-month period ended June 30, 2002.

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on 8-K

      (i) Exhibits

10.1 Agreement between Isramco and Mati Properties and Construction, Ltd. and Boaz Avrahami dated as of June 12, 2002.

99.1 Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of he Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ISRAMCO,  INC.
                                      Registrant


Date: August 14, 2002                 By /s/ Haim Tsuff
                                         ----------------------------
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      and Principal Financial Officer