Form 10-Q
period 2002-09-30
ISRAMCO INC
filed 2002-11-14
CIK 719209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    Check One

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                       or

|_| Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to ______

                         Commission file number 0-12500

                                  ISRAMCO, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                             13-3145265
(State or other Jurisdiction of                               I.R.S. Employer
 Incorporation or Organization)                            Identification Number


                      11767 Katy Freeway, Houston, TX 77079
                    (Address of Principal Executive Offices)

                                  713-621-3882
              (Registrant's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of the registrant's Common Stock as of November 14, 2002, was 2,639,853.

PART I - FINANCIAL INFORMATION:

                                                                            Page
                                                                            ----
Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2002
        and December 31, 2001                                                  1

        Consolidated Statements of Operations for the three and nine months
        ended September 30, 2002 and 2001                                      2

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001                                            3

        Notes to Consolidated Financial Statements                             4

Item 2. Management's discussion and analysis of financial statements          10

Item 3. Quantitative and Qualitative Disclosures about Market Risk            14

Item 4. Disclosure Controls and Procedures                                    14

PART II. OTHER INFORMATION                                                    16

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities & Use of Proceeds                               16

Item 3. Defaults upon senior securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      18

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)
                                   (Unaudited)


                                                                  September 30,  December 31,
                                                                      2002           2001
                                                                      ----           ----
                                                                   (Unaudited)     (Audited)
                                 ASSETS
Current assets:
     Cash and cash equivalents                                      $  1,290       $  4,280
     Marketable securities, at market                                  3,058          2,847
     Accounts receivable                                                 495            455
     Prepaid expenses and other current assets                           287            112
                                                                    --------       --------
           Total current assets                                        5,130          7,694

Property and equipment (successful efforts method for oil and gas
properties)                                                            3,380          4,180
Real Estate                                                            1,887             --
Marketable securities, at market                                       7,973          7,611
Investment in affiliates                                               8,450          6,227
Deferred tax asset                                                     1,247            732
Other                                                                    221            171
                                                                    --------       --------
           Total assets                                             $ 28,288       $ 26,615
                                                                    ========       ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                             1,891          1,160
                                                                    --------       --------
           Total current liabilities                                   1,891          1,160
                                                                    --------       --------

Commitments, contingencies and other matters

Shareholders' equity:
     Common stock $.0l par value; authorized 7,500,000
           shares; issued 2,669,120 shares; outstanding
           2,639,853 at June 30,2002                                      27             27
           and December 31,2001
     Additional paid-in capital                                       26,240         26,240
     Retained earnings (accumulated deficit)                           1,143           (784)
     Accumulated other comprehensive income                             (849)           136
     Treasury stock, 29,267 shares at
           June 30, 2002 and December 31, 2001                          (164)          (164)
                                                                    --------       --------
           Total shareholders' equity                                 26,397         25,455
                                                                    --------       --------
           Total liabilities and shareholders' equity               $ 28,288       $ 26,615
                                                                    ========       ========


               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)


                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                              --------------------------    --------------------------
                                                  2002           2001           2002           2001
                                                  ----           ----           ----           ----
REVENUES:
   Operator fees from related party           $        52    $        50    $       199    $       185
   Oil and gas sales                                  589            604          1,730          2,438
   Interest income                                    199            100            604            408
   Office services to related party                   181            248            694            699
   Gain on Marketable securities                       --             --             --             --
   Other Income                                        26             --             26             --
                                              -----------    -----------    -----------    -----------
Total revenues                                      1,047          1,002          3,253          3,730
                                              -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
   Interest expense                                    10             --            198             --
   Depreciation, depletion and
   amortization                                       118            114            349            335
   Dry hole costs                                      --             --          1,657             --
   Lease operating expenses and
   severance taxes                                    147            192            584            520
   Exploration costs                                   79             35            113             83
   Operator expense                                   255            179            597            503
   General and administrative                         320            294          1,066            873
   Loss on marketable securities                       92            141            350            183
   Equity in net loss of investees                     86            324            392            391
                                              -----------    -----------    -----------    -----------
Total expenses                                      1,107          1,279          5,306          2,888
                                              -----------    -----------    -----------    -----------
Income (loss) before income taxes                     (60)          (277)        (2,053)           842

Income taxes                                           --            100            464           (300)
                                              -----------    -----------    -----------    -----------
Net income (loss) from continuing operation           (60)          (177)        (1,589)           542
                                              ===========    ===========    ===========    ===========

Cumulative Effect of Accounting change                 --             --          3,516             --
                                              -----------    -----------    -----------    -----------
Net income (Loss)                             $       (60)   $      (177)   $     1,927    $       542

                                              ===========    ===========    ===========    ===========
Earnings per common share-basic
continuing operation                          $     (0.02)   $      0.07    $     (0.60)   $      0.21
Cumulative Effect of Accounting change                 --             --    $      1.33             --
                                              -----------    -----------    -----------    -----------
                                              $     (0.02)   $      0.07    $      0.73    $      0.21
                                              ===========    ===========    ===========    ===========
Weighted average number of shares
  outstanding-basic                             2,639,853      2,639,853      2,639,853      2,639,853
                                              ===========    ===========    ===========    ===========
Earnings per common share-diluted
continuing operation                          $     (0.02)   $      0.07    $     (0.60)   $      0.20
Cumulative Effect of Accounting change                 --             --    $      1.33             --
                                              -----------    -----------    -----------    -----------
                                              $     (0.02)   $      0.07    $      0.73    $      0.20
                                              ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding-diluted                           2,639,853      2,639,853      2,639,853      2,661,027
                                              ===========    ===========    ===========    ===========


               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                             -------------------
                                                               2002       2001
                                                               ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 1,927        542
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization                     349        335
    Dry hole costs                                             1,657         --
    Loss on marketable securities                                350        183
    Equity in net loss of investees                              392        391
    Cumulative effect of an Accounting change                 (3,516)        --
    Deferred taxes                                              (464)        --
    Changes in assets and liabilities:
    Accounts receivable                                          (40)       395
    Prepaid expenses and other current assets                   (175)       308
    Other assets                                                  --        (66)
    Accounts payable and accrued liabilities                     730       (227)
                                                             -------    -------
    Net cash provided by operating activities                  1,210      1,861
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Addition to property and equipment                        (1,215)    (1,789)
    Purchase of Real Estate                                   (1,887)        --
    Purchase of marketable securities                         (2,970)    (6,812)
    Proceeds from sale of equipment                               10         --
    Proceeds from sale of marketable securities                1,912        803
    Purchase of investment in affiliate                           --       (845)
    Purchase of convertible from promissory note                 (50)        --
                                                             -------    -------

    Net cash (used in) investing activities                   (4,200)    (8,643)
                                                             -------    -------


NET decrease IN CASH AND CASH EQUIVALENTS                     (2,990)    (6,782)

Cash and cash equivalents-beginning of year                    4,280     12,706
                                                             -------    -------
Cash and cash equivalents-end of period                        1,290      5,924
                                                             =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                      --         --
                                                             =======    =======
    Cash paid during the period for taxes                         --         25
                                                             =======    =======


               See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine month and three month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain re-classification of prior year amounts have been made to conform to current presentation.

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

NOTE 5 - Oil and Gas Properties

Although the company continues to seek to acquire oil and gas properties, no such purchases were made in the nine months period ended September 30, 2002.

In the nine month period ended September 30, 2002, drilling costs in the amount of $374,000 were capitalized.

In December 2001, drilling commenced on the Read 1 well in Texas. Based on the completed Production tests, in May 2002 the Company decided to plug and abandon the well. The aggregate drilling expenditures with respect to the Read 1 well were approximately $874,000.

During 2000 the operator of Marine 9 completed geological and geophysical studies for the purpose of identifying and confirming the existence of oil prospects. Based on the results of the electrical logging survey,, in June 2002 the operator recommended that the well be plugged and abandoned, which recommendation was accepted.

The Company expended approximately $809,000 in connection with the drilling in Marine 9 In the Congo.

NOTE 6 - Real Estate

In June 2002, the Company purchased non-oil and gas producing real estate in Israel in the amount of $1,887,000.

Concurrently with the purchase of the real estate, the Company entered into a lease agreement with a third party to lease the property for a 24-month period at a monthly rent of $7,000.

NOTE 7 - Earnings Per Share Computation

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                       For the Three Months Ended September 30,
                                       ----------------------------------------
                                            2002                       2001
                                            ----                       ----
                                        Loss       Shares         Loss       Shares
                                        ----       ------         ----       ------
Earnings per common share-Basic   $  (60,000)   2,639,853   $ (177,000)   2,639,853
Effect of dilutive securities:
Stock Options                             --           --           --           --
                                  ----------   ----------   ----------   ----------
                                  $  (60,000)   2,639,853   $ (177,000)   2,639,853
                                  ==========   ==========   ==========   ==========

                                       For the Nine Months Ended September 30,
                                       ---------------------------------------
                                            2002                       2001
                                            ----                       ----
                                      Income       Shares       Income       Shares
                                      ------       ------       ------       ------
Earnings per common share-Basic   $1,927,000    2,639,853   $  542,000    2,639,853
Effect of dilutive securities:
Stock Options                             --           --           --       21,174
                                  ----------   ----------   ----------   ----------

                                  $1,927,000    2,639,853   $  542,000    2,661,027
                                  ==========   ==========   ==========   ==========

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

Geographic Segment

                                              United                               Consolidated
                                              States        Israel      Africa         Total
                                              ------        ------      ------         -----
Identifiable assets at September 30, 2002    $ 3,027      $     72   $     150      $  3,249
Cash and corporate assets                                                           $ 25,039
                                                                                    --------

Total Assets at September 30, 2002                                                  $ 28,288
                                                                                    ========

Identifiable assets at December 31, 2001     $ 3,818      $     72   $     150      $  4,040
Cash and corporate assets                                                           $ 22,575
                                                                                    --------

Total Assets at December 31, 2001                                                   $ 26,615
                                                                                    ========

Nine Month Ended September 30, 2002

Sales and other operating revenue            $  1,836     $    787    $     --      $  2,623
Costs and operating expenses                 $ (1,792)    $   (621)   $   (887)     $ (3,300)
                                             --------     --------    --------      --------
Operating profit                             $     44     $    166    $   (887)     $   (677)
                                             ========     ========    ========
Interest Income, net                                                                $    406
General corporate expenses                                                          $ (1,066)
Loss on marketable securities and
 equity in net loss of investees                                                    $   (742)
Other Income                                                                        $     26
Income taxes                                                                        $    464
                                                                                    --------
Net Loss from continuing operations                                                 $ (1,589)
                                                                                    ========

                                              United                               Consolidated
                                              States        Israel      Africa         Total
                                              ------        ------      ------         -----
Three Months Ended September 30, 2002

Sales and other operating revenue            $    622     $    199    $     --      $    821
Costs and operating expenses                 $   (255)    $   (265)   $    (78)     $   (598)
                                             --------     --------    --------      --------
Operating profit                             $    367     $    (66)   $    (78)     $    223
                                             ========     ========    ========
Interest Income                                                                     $    189
General corporate expenses                                                          $   (320)
Loss on marketable securities and equity in net loss of investee                    $   (178)
Other Income                                                                        $     26
Income taxes                                                                        $     --
                                                                                    --------

Net Income from continuing operations                                               $    (60)
                                                                                    ========

                                               United                              Consolidated
                                               States       Israel      Africa         Total
                                               ------       ------      ------         -----

Nine Months Ended September 30, 2001

Sales and other operating revenue            $  2,512     $    810    $     --      $  3,322
Costs and operating expenses                 $   (837)    $   (521)   $    (83)     $ (1,441)
                                             --------     --------    --------      --------
Operating profit                             $  1,675     $    289    $    (83)     $  1,881
                                             ========     ========    ========
Interest Income, net                                                                $    408
General corporate expenses                                                          $   (873)
Loss on marketable securities and
equity in net loss of investees                                                     $   (574)
Income taxes                                                                        $   (300)
                                                                                    --------
Net Income from continuing operations                                               $    542
                                                                                    ========

                                               United                              Consolidated
                                               States       Israel      Africa         Total
                                               ------       ------      ------         -----
Three Months Ended September 30, 2001

Sales and other operating revenue            $    637     $    265    $     --      $    902
Costs and operating expenses                 $   (299)    $   (187)   $    (34)     $   (520)
                                             --------     --------    --------      --------
Operating profit                             $    338     $     78    $    (34)     $    382
                                             ========     ========    ========
Interest Income                                                                     $    100
Loss on marketable securities and equity in net loss of investee                    $   (465)
General corporate expenses                                                          $   (294)
Income tax benefit                                                                  $    100
                                                                                    --------

Net loss from continuing operations                                                 $   (177)
                                                                                    ========

NOTE 9 - Comprehensive income (loss)

The Company's comprehensive income (loss) for the Three and Nine month periods ended September 30, 2002 and 2001 was as follows:

                                                             Nine months ended
                                                               September 30,
                                                              2002        2001
                                                              ----        ----
Net Income (Loss)                                         $  1,927    $    542
Other comprehensive gain (loss)
-available - for - sale securities                        $    (82)   $   (160)
-foreign currency translation adjustments                 $   (901)   $   (140)
                                                          --------    --------
Comprehensive income (loss)                               $    944    $    242
                                                          ========    ========

                                                            Three months ended
                                                               September 30,
                                                              2002        2001
                                                              ----        ----
Net Income (Loss)                                         $    (60)   $   (177)
Other comprehensive gain (loss)
-available - for - sale securities                        $    169    $     33
-foreign currency translation adjustments                 $   (180)   $    (79)
                                                          --------    --------
Comprehensive income (loss)                               $    (71)   $   (223)
                                                          ========    ========

NOTE 10 - Contingencies

The Company is a defendant in a lawsuit brought by a contractor relating to drilling costs of the Tilapia well in Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of September 30, 2002.

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

Liquidity and Capital Resources

      The decrease in the Company's consolidated cash and cash equivalents of $2,990,000 from $4,280,000 at December 31, 2001 to $1,290,000 at September 30,
2002, is primarily attributable to the purchase of non-oil and gas real estate located in Israel and investing activities.

      Net cash used in investing activities for the nine months period ended September 30, 2002 was $4,200,000 compared to $8,643,000 used for the comparable nine month period in 2001. Net cash used during the nine month period ended September 30, 2002 was used primarily for the purchase of marketable securities, capitalization of drilling costs expended during the period and purchase in June 2002 of non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. The real estate is located in an area that is currently zoned for agricultural purposes. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with an unaffiliated third party to let the entirety of such property for a 24 month period at a monthly rent of $7,000.

      The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Results of Operations

      Nine Months Ended September 30, 2002 (the "2002 Period") Compared to Nine Months Ended September 30, 2001 (the "2001 Period") and the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

      The Company reported net income of $1,927,000 ($0.60 per share) for the 2002 Period compared to net income of $542,000 ($0.21 per share) for the 2001 Period and a loss of $60,000 ($0.02 per share) for the three months ended September 30, 2002 compared to net loss of $177,000 ($0.07 per share) for the comparable period in 2001. The relatively higher net income for the 2002 Period compared to the income for the 2001 Period is primarily attributable to non-cash income in the amount of $3,516,000 booked in the 2002 Period as a result of the cumulative effect of accounting changes deriving from the Company's adoption, as of January 1st 2002, of SFAS 141 "Business Combination" and SFAS 142 "Goodwill and Intangible Assets". The relatively lower net loss for the three months ended September 30, 2002 compared to the net loss for the three months ended September 30, 2001 is primarily attributable to a reduction in the losses associated with marketable securities and investment in affiliates.

      Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,

                               2002        2001        2002        2001

Oil Volume Sold (Bbl)             5           4          16          14

Gas Volume Sold (MCF)           186         149         555         480

Oil Sales ($)                   128         100         350         368

Gas Sales ($)                   460         564       1,377       2,070

Average Unit Price

Oil ($/Bbl) *                $24.49      $24.65      $21.26      $25.46
Gas ($/MCF) **                $2.48       $3.39       $2.48       $4.31

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

      Exploration efforts are currently focused on the southern part of the lease, where three potential prospects have been identified on the 3D seismic data set. Special processing of seismic data has been performed to evaluate the prospects for gas in the area. The entire data set was furnished to an independent consultant for the purpose of performing a study and evaluation of the area.

      Based on the consultant's findings, two prospects within the southern sector have been identified and recommended for drilling, one of which is for gas and the second for gas or oil.

      The operator has examined this report and, based thereon, has established the priorities for continued exploration. The operator presented its recommendation to the lease participants in October 2002 that that drilling be commenced for oil. Pending the decision of the participants, no drilling activities are currently being undertaken.

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

Operator's Fees

      During the 2002 Period, the Company earned $199,000 in operator fees compared to $185,000 for the 2001 Period and $52,000 for the three months ended September 30, 2002 compared to $50,000 for the comparable period in 2001.

Oil and Gas Revenues

      For the 2002 Period, the Company had oil and gas revenues of $1,730,000 compared to $2,438,000 for the 2001 Period and $589,000 for the three months ended September 30, 2002 compared to $604,000 for the comparable period in 2001. The decrease in the 2002 Period is primarily attributable to decreased oil & gas prices.

Lease Operating Expenses and Severance Taxes

      Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2002 Period were $584,000 compared to $520,000 for the 2001 Period and $147,000 for the three months ended September 30, 2002 compared to $192,000 for the comparable period in 2001. The increase in lease operating expenses during the 2002 Period as compared to the 2001 Period is primarily attributable to the higher operating expenses associated with the purchase of new producing wells in July 2001.

Interest Income

      Interest income in respect of the 2002 Period was $604,000 compared to $408,000 for the 2001 Period and $199,000 in respect of the three months ended September 30, 2002 compared to $100,000 for the same period in 2001. The increase in interest income earned by the company during the three months ended September 30, 2002 compared to the comparable period in 2001 is primarily attributable to interest earned on marketable securities.

Gain (loss) on Marketable Securities

      During the 2002 Period, the Company recognized a net realized loss on trading securities of $350,000 compared to losses of $183,000 for the 2001 Period and a loss of $92,000 for the three months ended September 30, 2002 compared to a gain of $141,000 for the same period in 2001.

      Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

Operator Expense

      Operator expenses were incurred primarily in connection with oil and gas fields in the United States and in connection with the offshore activities in Israel. Operator expenses for the 2002 Period were $597,000 compared to $503,000 for the 2001 Period and $255,000 for the three months ended September 30, 2002 compared to $179,000 for the comparable period in 2001.

General and Administrative Expenses

      General and administrative expenses for the 2002 Period were $1,066,000 compared to $873,000 for the 2001 Period and $320,000 for the three months ended September 30, 2002 compared to $294,000 for the same period in 2001. The increase during the 2002 Period compared to the 2001 Period is primarily attributable to expenses incurred in the provision of professional services by related and third parties.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in these market risks since the end of the fiscal year 2001.

ITEM 4. Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within the 90 days prior to the filing date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

PART II

Item 1. Legal Proceedings

      The Company, together with Naphtha Congo Ltd., an Israeli and related entity ("Naphtha Congo"), were served in October 2002 with a summons and complaint by Romfor International, Ltd., a contractor ("Contractor") who provided drilling services in the Tilapia permit in the Congo, alleging breach of contract and damages of approximately $1.5 million and moving for court ordered arbitration. The Company filed its answer on October 18, 2002, wherein it denied all allegations made and denied that it is a proper party to the suit. The suit is pending before the District Court of Harris County, Texas.

      The Contractor and Naphtha Congo entered into a drilling agreement in October 2000 with respect to the Tilapia 1 well. The Company indirectly held, through Naphtha Congo, a 50% participation interest in the Tilapia 1 well. In January 2001, the Company abandoned the Tilapia permit.

      The Company previously disclosed in its quarterly reports during 2002 on Form 10-Q and its annual report on Form 10-K that it, together with Naphtha Congo and Naphtah Israel Petroleum Corp., an Israeli and related entity ("Naphtha Israel"), received notice in March 2001 from counsel for the Contractor of a claim by Contractor against Naphtha Congo in the original approximate amount of $1.2 million in respect of drilling services rendered. Naphtha Congo disputes the amount claimed and has claimed offsetting damages caused to it by the Contractor.

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

                                                    ISRAMCO, INC.
                                                    Registrant


Date: November 14, 2002                             By /s/ Haim Tsuff
                                                    Chairman of the Board,
                                                    Chief Executive Officer
                                                    and Principal Financial
                                                    Officer

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
                                    OF 2002

      I, Haim Tsuff, Chief Executive and Principal Financial Officer of Isramco, Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Isramco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report my conclusions and about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons fulfilling the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                        /s/ Haim Tsuff
                                                        Haim Tsuff
                                                        Chief Executive Officer
                                                        (and Principal Financial
                                                        Officer)