Form 10-K
period 2002-12-31
ISRAMCO INC
filed 2003-03-31
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            Annual Report for the Fiscal year ended December 31, 2002

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

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002

          |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value $0.001
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). | | Yes |X| No

     As of March 31, 2003, the Registrant had outstanding 2,639,853 shares of $0.01 par value Common Stock. The aggregate market value of such Common Stock held by non-affiliates of the Registrant at March 28, 2003 was approximately $5.1 million. Such market value was calculated by using the closing price of such common stock as of such date reported on the NASDAQ market.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for in Items 10, 11, 12 and 13 in Part III will be contained in the issuer's definitive proxy statement which the issuer intends to file within 120 days after the end of the Issuer's fiscal year ended December 31, 2002 and such information is incorporated herein by reference.

                           FORWARD LOOKING STATEMENTS

     CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING EXPLORATION AND DRILLING PLANS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE GROWTH, FUTURE EXPLORATION, FUTURE GEOPHYSICAL AND GEOLOGICAL DATA, GENERATION OF ADDITIONAL PROPERTIES, RESERVES, NEW PROSPECTS AND DRILLING LOCATIONS, FUTURE CAPITAL EXPENDITURES, SUFFICIENCY OF WORKING CAPITAL, ABILITY TO RAISE ADDITIONAL CAPITAL, PROJECTED CASH FLOWS FROM OPERATIONS, OUTCOME OF ANY LEGAL PROCEEDINGS, DRILLING PLANS, THE NUMBER, TIMING OR RESULTS OF ANY WELLS, INTERPRETATION AND RESULTS OF SEISMIC SURVEYS OR SEISMIC DATA, FUTURE PRODUCTION OR RESERVES, LEASE OPTIONS OR RIGHTS, PARTICIPATION OF OPERATING PARTNERS, CONTINUED RECEIPT OF ROYALTIES, AND ANY OTHER STATEMENTS REGARDING FUTURE OPERATIONS, FINANCIAL RESULTS, OPPORTUNITIES, GROWTH, BUSINESS PLANS AND STRATEGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Since its formation in 1982, Isramco, Inc. ("Isramco" or the "Company") has been active in the exploration of oil and gas in Israel, as well as in the United States. To date, three gas fields were discovered offshore Israel. As a result of the gas discoveries, two (2) 30 year leases were granted respecting areas formerly included in, respectively, in the Med Ashdod license area and the Med Yavne license area (hereinafter collectively, the "Med Leases"). See "Summary of Exploration Efforts in Israel". The Company is the operator of Med Ashdod lease and holds a 0.3625% participation interest therein.

     In addition to the Med Leases. on September 21, 1999, the Company was awarded an additional preliminary permit, "Marine Center/168" covering an area of 194 square kilometers offshore Israel and located adjacent to the Herzliya coastline ("Marine Center"). In December 2000, the Israeli Petroleum Commissioner issued 3 year license respecting Marine Center. The Company is the operator of this license and holds a 1% participation interest in the venture and the remaining interests are held by affiliated entities. See "Summary of Exploration Efforts in Israel".

     In January 2000, the Company was awarded an offshore preliminary permit known as "Marine South", covering an area of approximately 142 square kilometers offshore Israel and an additional permit known as "Marine South B", covering an area of approximately 40 square kilometers offshore Israel. In January 2002, the Israeli Petroleum Commissioner issued a three (3) Years license in respect of the area covered by the Marine South permit ("Marine South"). The Company serves as operator of the Marine South license and holds a 1% participation interest therein; the remaining participation interests are held by affiliated entities. See "Summary of Exploration Efforts in Israel".

     In 1997 the Company expanded its activities to the United States. The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas exploration and production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December

31, 2002 are approximately 109,000 net barrels of proved developed producing oil and 3,381 MMCFs of proved developed producing natural gas. See "Summary of Exploration Efforts in United States".

     In 1997 the Company acquired from an affiliated entity a 50% participation in a joint venture which holds two permits offshore in the Congo; the Marine III Exploration Permit and the Tilapia Exploitation Permit. Drilling began in September 2000 on an onshore well, the Tilapia-Land 1, located within the Tilapia permit. Based on the results of the production tests that were performed on the well, the permit participants decided to plug and abandoned the well. Following the abandonment of the well, the Company elected to abandon the Tilapia Permit in the Congo. In an effort to maintain its presence in the Congo, the Company entered into an agreement with affiliated entities to purchase their participation interests in a limited partnership that holds a 5% working interest in the "Marine 9" exploration permit located off-shore Congo. Drilling of an offshore well commenced in May 2002. In June 2002 the well was plugged and abandoned. See "Summary of Exploration Efforts in the Congo".

THE OPERATOR OF THE ISRAELI LEASES/LICENSES

     The Med License Joint Venture Agreement (the "Joint Venture Agreement") and the Med License Joint Operating Agreement (the "JOA"), as amended, were entered into between the participants of the former Med Licenses, which licenses have expired, to explore, develop and produce petroleum and/or gas in certain areas onshore and offshore in Israel. Subject to the provisions of the Joint Venture Agreement and the JOA, each party participates in all the costs, expenses and obligations incurred in relation to a contract area in the same proportion as its rights and interests in such contract area. Under the JOA, the Operator carries out all the operations contemplated in the JOA, in the framework of approved Work Programs and within the limitations of approved budgets (AFE's). The Operator may be removed for cause, by notice in writing given by two or more of the other parties representing at least 65% of the total interests in a contract area. See "Oil and Gas Petroleum Assets."

     The Company is currently the Operator of the Med Ashdod Lease, the new 3-year Marine Center license granted in December 2000 and the 3-year Marine South license granted in January 2002. As the Operator, the Company is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Petach Tikva, Israel. With eight full-time employees, outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a Joint Operating Agreement. With respect to the Med Yavne Lease, the Company furnishes to BG International Limited, a member of the British Gas Group ("BG"), the operator of the lease, consulting services of an administrative and technical nature for which it receives a monthly fee equal to $10,000. In October 1999, BG acquired a 50% participation interest from the license participants in certain licenses then existing, including the forerunner to the Med Yavne Lease, pursuant to which BG operates the Med Yavne Lease.

     As operator, the Company charges each venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License/Lease. During the year ended December 31, 2002, the Company was paid a total of $249,000 as operator fees.

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

     The Company currently receives through IOG a management fee of $40,000 per month from the Limited Partnership for office space, management and other services. The Limited Partnership, (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. The Company currently holds 6.65% of the issued Partnership units and a wholly owned subsidiary of the Company, IOG, which serves as the general partner for the Partnership (the "General Partner"), holds an additional 0.008% of the Partnership units. On December 31, 2002, the Limited Partnership had cash, cash equivalents, certificates of deposit and marketable securities with a value of approximately $95 million.

     Additionally, IOG (as a general partner) is entitled to 5% overriding royalties in certain petroleum assets held by the Limited Partnership.

ABANDONMENT OF PROPERTY / ACQUISITION OF ASSETS

     In September 1997 the Company acquired from Equital Ltd. (an affiliated company formerly known as Pass-port Ltd.), a 50% participation in a joint venture that holds the following two permits offshore of the Congo (the "Joint Venture"): (1) the Marine III Exploration permit has a term through June 15, 2003 with an extension right of three years; and, (2) the Tilapia Exploitation permit to develop the Tilapia Field, which had an original term of ten years with an extension right of five years but has been abandoned as of January 2001. The purchase price was $2.55 million for the Tilapia permit and $150,000 for the Marine III permit for an aggregate purchase price of $2.7 million.

     Drilling on an onshore well, the Tilapia-Land 1 within the Tilapia permit in the Congo, commenced in September 2000. Based on the results of the production tests that were performed on the well, the license participants decided to plug and abandon the well. Following the plugging of the well, the Company elected in January 2001 to abandon the Tilapia Permit. The Company expended an aggregate of approximately $4.5 million, of which approximately $2.55 million was charged to impairment of oil and gas properties and 1.95 million to exploration costs.

     The Marine III Exploration Permit covers an area of approximately 236,000 acres and is located in shallow water, 0-80 Feet deep, along the coast. The area of the two permits is covered by a dense grid of two dimensional seismic lines.

     In December 2000, the Company entered into an agreement with Naphtha Israel Petroleum Corp. Ltd. ("Naphtha Israel") and I.O.C. Israel Oil Company Ltd. ("IOC"), each an affiliated entity and a limited partner in Naphtha Congo (1995) Limited Partnership, another affiliated entity (hereinafter, the "Congo Limited Partnership"), to purchase each of Naphtha Israel's and IOC's respective interests in the Naphtha Congo Limited Partnership. The Congo Limited Partnership holds a 5% working interest in the "Marine 9" exploration permit located off-shore Congo (hereinafter, the "Marine 9 Permit"). Following the purchase, the Company became the sole limited partner in the Congo Limited Partnership and holds 99.9% of the Congo Limited Partnership's rights and interests in the Marine 9 Permit. The remaining participants in the Marine 9 Permit are recognized well-known oil companies. The general partner of the Congo Limited Partnership will remain Naphtha Congo Ltd., an affiliated entity. The interests were purchased for a total consideration of $800,000 and an undertaking to pay royalties to the sellers (and/or their designees) from net revenues generated therefrom at the rate of 17.5% of such revenues. In connection with this acquisition, the Company received a Fair Market Value Letter from an independent petroleum engineer with regard to the interests being purchased in the Congo Limited Partnership.

ACQUISITION OF NON-OIL AND GAS PROPERTIES

     In June 2002, the Company purchased non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with a third party to lease the property for a 24-month period at a monthly rent of $7,000.

                    OIL AND GAS VENTURES AND PETROLEUM ASSETS

           OIL AND GAS VENTURES AND PETROLEUM ASSETS LOCATED IN ISRAEL

     The table below sets forth the Working Interests and Petroleum Assets of the Company and all affiliated and non-affiliated participants in (i) the Ventures, (ii) the Petroleum Assets, (iii) the total acreage of each Petroleum Asset, and (iv) the expiration dates of each of the licenses as of December 31, 2002. This information pertains only to Petroleum Assets located in Israel. The Company also holds Overriding Royalties in the Petroleum Assets. See "Table of Overriding Royalties".

                  TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                           OIL AND GAS VENTURES (1)(3)
                              (% Interest of 100%)



Name of Participant                    Med Yavne Lease*   Med Ashdod Lease**(2)

The Company                                 0.4584               0.3625

Affiliates

Isramco Negev 2, Limited                    32.411              19.1370
Partnership

I.N.O.C. Dead Sea                               --               5.0525
Limited Partnership

Naphtha                                     1.8033               1.8411

Naphtha Explorations                        2.2826               1.8411
Limited Partnership

JOEL                                        2.8807                   --

Equital                                     2.1639                   --

Non-affiliated entities

Delek Drilling LP                            8.000              21.7658

GRANIT - SONOL LP                               --               35,000

BG International Ltd.                       35.000                   --

Middle East Energy (MEE) LP                 13.200               13.200

DOR - Gas LP                                 1.800               1.800

Total                                      100.000              100.000

Area (acres)                                13,100               61,800

Expiration Date                          6/10/2030            6/15/2030


*  The lease was granted in June 2000 and is scheduled to expire in June 2030.

** The lease was granted in January 2002 and is scheduled to expire in June
2030.

(1) Subject to the fulfillment of applicable provisions of the Israel Petroleum Law and Regulations, and the conditions and work obligations of each of the above licenses/Leases.

(2) Under the Grant Agreement with the Government of Israel, the Government may claim that the Company is contingently obligated to repay to the Government the Grant monies in the amount of $110,000 and to pay a 6.5 % Overriding Royalty on all production from the area.

(3) All of the Petroleum Assets are subject to a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

                                 MARINE LICENSES


Name of Participant      Marine Center   Marine South

Company                         1              1

Isramco Negev 2                59             59
Limited Partnership

Modein Energy Limited          10             10
Partnership

Naphtha Explorations           15             15
Limited Partnership

I.N.O.C. Dead Sea              10             10
Limited Partnership

Total                         100            100

Acres                      48,000         35,000

Expiration Date           12/3/03        1/15/05


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

                          TABLE OF OVERRIDING ROYALTIES

     From the Limited Partnership, on the first 10% of the Limited Partnership's share of the following Petroleum Licenses



                                      Before Payout    After Payout

Med Yavne Lease*                             1%             13%

Med Ashdod Lease**                           1%             13%

   From JOEL                          On 8% of JOEL's Interest

                                      Before Payout    After Payout
Med Ashdod Lease                           2.5%           12.5%

     From Delek Oil Exploration Ltd. (DOEX) (1)(2)     On 6% of DOEX's Interest

                                      Before Payout    After Payout
Med Ashdod Lease                           2.5%           12.5%

From Naphtha, Naphtha Exploration LP,
Joel, Equital, INOC Dead Sea L P
on oil and/or gas produced on
the Med Leases                                       2%

To IOC On Certain petroleum rights held by
Limited Partnership                                  5%


* A 30 year lease covering an area of approximately 53 square kilometers (including the area of the gas discovery) was granted in June 2000.

** A 30-year lease covering an area of approximately 250 square kilometers (including the area of the gas discovery) was granted in January 2002.

(1) The Working Interests of Delek and DOEX have been assigned to Delek Drilling Limited Partnership.

(2) In a prospectus of the Delek Limited Partnership dated January 26, 1994 it is stated that the Interest which the Delek L.P, received from Delek and DOEX is free from any encumbrances except that Isramco, Inc. may argue that the Interests are subject to an overriding royalty. The Company has no information available to it as to why this statement is in the Delek L.P. prospectus. Summary Description of the Ventures, the Petroleum Assets, Related Work Obligations and Exploration Efforts.

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

MED YAVNE LEASE

     The Med Yavne Lease covers 145 square kilometers (approximately 35,000 acres). The grant of the Med Yavne Lease provided for the commencement of a drilling by July 1, 2002 of at least one well. If drilling is not commenced by such date, then approximately 92 kilometers (approximately 23,000 acres) of the lease area will be forfeited. The processing and interpretation of a 3D seismic survey covering the Med Yavne Lease were performed and, based on these results, a detailed mapping of the gas discoveries, as a number of additional gas prospects in the Med Yavne Lease, were drawn up. However, subsequent tests with respect to the additional identified prospects established that these prospects are highly uncertain and, accordingly, BG International Limited, a member of the British Gas Group ("BG") and the operator of the Med Yavne Lease, recommended not to commence any drilling with respect to such prospects, which recommendation was accepted. Accordingly, approximately 92 kilometers (approximately 23,000 acres) were forfeited.

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

     Exploration efforts are currently focused on the southern part of the lease, where three potential prospects have been identified on the 3D seismic data set. Special processing of seismic data has been performed to evaluate the prospects for gas in the area. The entire data set was furnished to an independent consultant for the purpose of performing a study and evaluation of the area. Based on the consultant's findings, two prospects within the southern sector have been identified and recommended for drilling, one of which is for gas and the second for gas or oil. The operator has examined this report and, based thereon, has established the priorities for continued exploration. The operator presented its recommendation to the lease participants in October 2002 that drilling be commenced for oil (Nizanim 1).

     As no decision has yet been taken, the Operator has determined to postpone the drilling of Nitzanim and, in lieu of such drilling, has presented an alternative work program as follows: (i) During 2003 - drill a confirmation well in Nir field, with a total budget of US$ 10 million; (ii) During 2004 - drill Nizanim-1 to total depth of 5300 meters (17,400 feet), with a total budget of US$ 35 million. The partners are to provide notice by April 3, 2003 whether or not they wish to participate in the drilling of a confirmation well.

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

     In April 2002, the Marine North licenses were abandoned as the identifiable prospects appeared highly uncertain.

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

     In December 2000, Romi 1 was drilled. Following analysis of the logs, it was determined to plug and abandon Romi 1.

MARINE SOUTH LICENSE

     In January 2000, the Company was awarded an offshore preliminary permit known as Marine South, covering an area of approximately 142 square kilometers offshore Israel known as "Marine South" and an additional permit known as "Marine South B", covering an area of approximately 40 square kilometers offshore Israel. The permits include a preferential right to obtain a license. In January 2002, Israeli Petroleum Commissioner issued a license in respect of the area covered by the Marine South permit (hereinafter, the "Marine South License"), which license continues in effect through January 15, 2005 and is subject to (i) the performance of a seismic 3D survey and the processing of the results thereof no later than January 15, 2003, (ii) the preparation of an oil drilling prospect by July 15, 2003 and (iii) the drilling of a well no later than January 15, 2004. In March 2003, the Petroleum Commissioner granted an eight month extension for the period in which the above work plan is to be performed. The Company serves as operator of the License and holds a 1% participation interest in the License; the remaining participation interests are held by affiliated entities.

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

     The Company, through its wholly-owned subsidiaries, "Jay Petroleum" and Jay Management LLC, is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2002 are approximately 109,183 net barrels of proved developed producing oil and 3,381 net MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

     In December 2001, drilling commenced on the Read 1 well in Texas. Based on the completed production test, in May 2002 the Company decided to plug the well. The aggregate drilling expenditures with respect to the Read 1 well were approximately $833,000.

     In December 2002 drilling commenced on the Hoover 4 well located in Oklahoma. The Company anticipates, though no assurance can be provided, that gas production and sales from Hoover 4 will commence in the second quarter of 2003. Jay Petroleum holds 75% participation interest in the well and the remaining interest are held by non-affiliated entities.

     In 2002, the company successfully completed re-entry of two wells in Castillo field in Texas that were previously drilled by another operator. The wells have begun to produce gas each at an initial rate of 250-300 mmcf/day.

                   SUMMARY OF EXPLORATION EFFORTS IN THE CONGO

     The oil and gas properties in the Congo consist of the Marine III Exploration Permit and the Marine 9 Exploration Permit. The Company holds 25% participation interest in the Marine III Exploration Permit (through Naphtha Congo Ltd). The Company's participation interest in the Marine 9 Exploration Permit is 5% (through Naphtha Congo Limited Partnership); the remaining participants in the Marine 9 License are recognized well-known oil companies. In the course of 2001, the operator of Marine 9 completed geological and geophysical studies for the purpose of identifying and confirming the existence of oil prospects. In October 2001, the operator recommended to drill a well at an estimated budget of $12.8 million (not including production tests). Drilling commenced in May 2002. Based on the results of the electrical logging survey, in June 2002 the operator recommended that the well be plugged and abandoned, which recommendation was accepted. The aggregate expenditures in 2002 with respect to Marine 9 permit were approximately $809,000.

EMPLOYEES

     As of March 31, 2003, the Company had eight employees at its branch office in Israel and three employees in its office in Houston, Texas.

                                  RISK FACTORS

     In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following risks. If any of these risks occurs, the Company's business, financial condition or operating results could be adversely affected.

     OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS.

     The Company is engaged in the business of oil and natural gas exploration and the resulting development of productive oil and gas wells. The Company's growth will be materially dependent upon the success of its future drilling program. Drilling for oil and gas involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond the Company's control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Although the Company believes that its use of 3-D seismic data and other advanced technology should increase the probability of success of its wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, drilling remains an inexact and speculative activity. In addition, the use of 3-D seismic data and such technologies requires greater pre-drilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful and, if unsuccessful, such failure could have an adverse effect on the Company's future results of operations and financial condition. Although the Company may discuss drilling prospects that have been identified or budgeted for, the Company may ultimately not lease or drill these prospects within the expected time frame, or at all. The Company may identify prospects through a number of methods, some of which do not include interpretation of 3-D or other seismic data. The drilling and results for these prospects may be particularly uncertain. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources to the Company and the other participants for the drilling of the prospects, (iii) the approval of the prospects by other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) the Company's financial resources and results (vi) the availability of leases and permits on reasonable terms for the prospects and (vii) the payment of royalties to lessors. There can be no assurance that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond the Company's control.

     THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN THIS REPORT ARE ONLY ESTIMATES AND MAY PROVE TO BE INACCURATE.

     There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values. The reserve data in this report represent only estimates that may prove to be inaccurate because of these uncertainties. Estimates of economically recoverable oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

     THERE IS A POSSIBILITY THAT THE COMPANY WILL LOSE THE LEASES TO ITS OIL AND GAS PROPERTIES.

     The Company's oil and gas revenues are generated through leases to the oil and gas properties or, in the case of Israeli based properties, licenses that, subject to certain conditions, may result in leases being granted. The leases are subject to certain obligations and are renewable at the discretion of various governmental authorities, as such, the Company may not be able to fulfill its obligations under the leases which may result in the modification or cancellation of such leases, or such leases may not be renewed or may be renewed on terms different from the current leases. The modification or cancellation of the Company's leases may have a material impact on the Company's revenues.

     COMPETITION IN THE INDUSTRY MAY IMPAIR THE COMPANY'S ABILITY TO EXPLORE, DEVELOP AND COMMERCIALIZE ITS OIL AND GAS PROPERTIES.

     The oil and natural gas industry is very competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves. The Company competes with a substantial number of other companies having larger technical staffs and greater financial and operational resources. Many such companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also carry on refining operations, electricity generation and the marketing of refined products. The Company also competes with major and independent oil and gas companies in the marketing and sale of oil and natural gas, and the oil and natural gas industry in general competes with other industries supplying energy and fuel to industrial, commercial and individual consumers. The Company competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Such equipment may be in short supply from time to time.

     THE COMPANY'S BUSINESS MAY BE EFFECTED BY OIL AND GAS PRICE VOLATILITY.

     Historically, natural gas and oil prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets that are generally outside of the Company's control. Some of the Company's projections and estimates are based on assumptions as to the future prices of natural gas and crude oil. These price assumptions are used for planning purposes. The Company expects that its assumptions will change over time and that actual prices in the future may differ from its estimates. Any substantial or extended decline in the actual prices of natural gas and/or crude oil may have a material adverse effect on the Company's financial position and results of operations (including reduced cash flow and borrowing capacity), the quantities of natural gas and crude oil reserves that it can economically produce and the quantity of estimated proved reserves that may be attributed to its properties

     THE COMPANY HAS NO MEANS TO MARKET ITS OIL AND GAS PRODUCTION WITHOUT THE ASSISTANCE OF THIRD PARTIES.

     The marketability of the Company's production depends upon the proximity of its reserves to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could impair or delay the production of new wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could adversely affect the Company's financial condition. In addition, regulation of oil and natural gas production transportation in the United States or in other countries may affect its ability to produce and market its oil and natural gas on a profitable basis.

     THE COMPANY IS SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL.

     The Company is involved in oil and gas exploration activities in Israel as operator of certain offshore licenses or otherwise. The Company also purchased significant non-oil and gas real-estate properties in Israel. The Company also maintains a significant presence within Israel. Accordingly, a significant portion of the Company's business is directly affected by prevailing economic, military and political conditions that affect Israel. Any major hostilities involving Israel might have a material adverse effect on the Company's business, financial condition or results of operations.

     THE COMPANY IS SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     The Company conducts business from its facilities in Israel and the United States. Its international operations and activities subject the Company to a number of risks, including the risk of political and economic instability, difficulty in managing foreign operations, potentially adverse taxes, higher expenses and difficulty in collection of accounts receivable. Although the Company Israeli subsidiary receives most of its operating funds in U.S. dollars, a portion of its payroll and other expenses and certain of its investments are fixed in the currency of Israel. Because the Company's financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies that the Company uses to make payments in relation to the U.S. dollar.

     THE COMPANY'S OPERATIONS MAY BE IMPACTED BY CERTAIN RISKS COMMON IN THE INDUSTRY.

     The Company's exploration and drilling operations are subject to various risks common in the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids. The drilling operations are also subject to the risk that no commercially productive natural gas or oil reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including drilling conditions, pressure or irregularities in formations, equipment failures or accidents and adverse weather conditions.

     In accordance with industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company cannot provide assurance that its insurance will be adequate to cover losses or liabilities. Also, it cannot predict the continued availability of insurance at premium levels that justify its purchase.

     GOVERNMENT REGULATION AND LIABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

     Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, the Company may be liable for environmental damages caused by previous owners of property it purchases or leases. As a result, the Company may incur substantial liabilities to third parties or governmental entities. The Company is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company's business.

     THE COMPANY'S STOCK PRICE IS VOLATILE AND COULD CONTINUE TO BE VOLATILE.

     Investor interest in the Company's common stock may not lead to the development of an active or liquid trading market. The market price of the Company's common stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes for the Company's stock has fluctuated widely and may continue to so for reasons that may be unrelated to business or results of operations. General economic, market and political conditions could also materially and adversely affect the market price of the Company's common stock and investors may be unable to resell their shares of common stock at or above their purchase price.

     PENNY STOCK REGULATIONS ARE APPLICABLE TO INVESTMENT IN SHARES OF THE COMPANY'S COMMON STOCK.

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers will not deal with penny stocks; this restricts the market.

ITEM 2. PROPERTIES.

     The Company maintains offices in Houston, Texas. The Company has a lease for office premises (approximately 2,015 square feet) at 11767 Katy Freeway, Houston, TX 77079 expiring October 2003 with a monthly rental of $2,854. The Company anticipates that it will be able to extend the lease, or find replacement premises, on commercially reasonable terms.

     The Company also leases office space in Israel from Naphtha at 8 Granit St., Petach Tikva. In 2002, the Company paid Naphtha an aggregate of $189,000 for rental space, office services, secretarial services and computer services. The Company believes that the payment for the above services are reasonable compared to other similar locations.

ITEM 3. LEGAL PROCEEDINGS.

     The company, together with Naphtha Congo Ltd. an Israeli and related entity ("Naphtha Congo'), were served in October 2002 in District Court of Harris County, Texas, with summons and complaint by Romfor International, Ltd., a contractor ("Contractor") who provided drilling services in the Tilapia permit in the Congo, alleging breach of contract and damages of approximately $1.5 million and moving for court ordered arbitration. The Contractor and Naphtha Congo entered into a drilling agreement in October 2000 with respect to the Tilapia 1 well. The Company indirectly held, through Naphtha Congo, a 50% participation interest in the Tilapia 1 well.

     The Company filed its answer on October 18, 2002, wherein it denied all allegations made and denied that it is a proper party to the suit and moved to dismiss the complaint. On March 20, 2003, the court granted the Company's motion to dismiss the complaint against it and concurrently granted Contractor's motion to compel arbitration against Naphtha Congo. The dismissal of the lawsuit against the Company is not final and the Contractor is entitled, under certain conditions, to move for a new trail or a motion for reconsideration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The number of record holders of the Company's Common Stock on March 28, 2003 was approximately 711, not including an undetermined number of persons who hold their stock in street name.

     The high and low bid prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below. These over-the-market quotations reflect prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                                         Common Stock

Quarter Ended                                          High          Low

2002

March 31                                              $4 1/4       $3 19/62
June 30                                               $4 1/2       $3 1/4
September 30                                          $3 1/2       $2 15/16
December 31                                           $3 5/32      $1 29/32

2001
March 31                                              $6 1/2       $5 1/4
June 30                                               $5 1/2       $4 11/32
September 30                                          $4 1/2       $3 1/4
December 31                                           $4           $3 1/4

     The Company has never paid dividends on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA (CONSOLIDATED).

     The data presented below with respect to the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Report and Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations." (in Thousands)

                                                    2002             2001             2000             1999            1998
Operator's fees                                 $       249      $       234      $     1,265      $     1,744     $       720
Oil and Gas Sales                               $     2,423      $     3,068      $     2,080      $     1,107     $     1,410
Interest income                                 $       738      $       541      $     1,277      $     1,011     $       557
Office services to related parties and other    $       913      $       857      $     1,018      $       881     $       613
Equity in earnings (losses) of investees        $      (440)     $      (177)     $       106      $       108     $        69
Reinbursement of exploration cost                                $        --      $        --      $        --     $       255
Gain from sale of oil and gas properties
and equipment                                            --      $         4      $         6      $        17     $       931

Gain (Loss) on marketable securities            $      (189)     $      (199)     $        (9)     $     1,264     $    (1,004)
Other                                           $        49      $        --      $        --      $        13     $        --
Realized gain on investment in affiliate                 --      $        --      $        --      $       100     $        --
Gain on BG Transaction                                   --      $        --      $     3,626      $        --     $        --
Impairment of oil & gas properties                       --      $        --      $     2,550      $        --     $       571
Impairment of Investment                                 --      $        --      $       400      $        --     $        --
Exploration costs                               $     1,747      $       204      $     2,956      $       154     $        81
Lease operating expenses and severance
Taxes                                           $       844      $       905      $       630      $       469     $       883
Depreciation, depletion and
Amortization                                    $       642      $       564      $       443      $       609     $       815

Operator expense                                $       791      $       696      $       634      $       514     $       487
General and administrative expenses             $     1,422      $     2,048      $     1,740      $     1,061     $     1,196
Interest Expense                                $       210      $        --      $        55      $       157     $       326
Income tax expense (benefit)                    $       114      $        50      $      (356)     $       298     $        38
Net Income (loss) before cumulative
effect                                          $    (1,799)     $      (139)     $       317      $     2,983     $      (808)
Cumulative effect of change in
accounting principles                           $     3,516               --               --               --              --
Basic and diluted earnings (loss)
per share for:
Net income (loss) before
cumulative effect                               $     (0.68)     $     (0.05)     $      0.12      $      1.13     $     (0.31)
Cumulative effect of accounting change, net            1.33               --               --               --              --
Net income (loss)                               $      0.65      $     (0.05)     $      0.12      $      1.13     $     (0.31)

Weighted average number of
common outstanding - basic                      $ 2,639,853        2,639,853        2,639,853        2,639,853       2,639,853

Weighted average number of
common outstanding - diluted                    $ 2,639,853        2,639,853        2,706,731        2,639,853       2,639,853

                                                December 31,

                                  2002        2001        2000        1999

        Balance Sheet Data

        Total assets             $28,667     $26,615     $27,281     $30,713
        Total liabilities        $ 2,175     $ 1,160     $ 1,449     $ 4,537
        Shareholders' equity     $26,492     $25,455     $25,832     $26,176


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES


     The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. The Company bases its estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than is temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

     The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, the Company does not enter into any derivative financial instruments.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital (current assets minus current liabilities) was $3,618,000 and $6,534,000 at December 31, 2002 and 2001, respectively.

     Net cash used in investing activities in 2002 was $4,554,000 compared to $9,612,000 in 2001. The cash used in 2002 was primarily attributable to purchases of marketable securities, capitalization of drilling cost expended during 2002 and purchase in June 2002 of non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. The real estate is located in an area that is currently zoned for agricultural purposes. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with an unaffiliated third party to let the entirety of such property for a 24 month period at a monthly rent of $7,000. The cash used in investing activities in 2001 was primarily attributable to purchases of marketable securities and investment in affiliates.

     Capital expenditures for property and equipment were $1,617,000 and $2,276,000 in 2002 and 2001, respectively.

     Net cash flow provided by operating activities was $1,891,000 and $ 1,186,000 in 2002 and 2001, respectively.

     In June 2000, the Company established IsramTec, Inc., a Delaware corporation and wholly-owned subsidiary (hereinafter, "IsramTec") for purposes primarily of identifying and investing in promising high-tech ventures. In July 2000, IsramTec invested approximately $400,000 in a high tech company. In 2001 and 2002, the Company invested, by way of convertible loans, in such entity additional aggregate amounts of $171,000 and $50,000 respectively. In December 2001, the Company determined the original investment to be impaired and, accordingly, charged $400,000 to impairment expenses. In 2002, the entire amount invested in such entity was converted into equity capital therein.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

     The Company reported net loss before cumulative effect of $1,799,000 (loss of $0.68 per share) in 2002 compared to a net loss of $139,000 (loss of $0.05 per share) in 2001. The increase in net loss in 2002 compared to 2001 is primarily attributable to an increase in exploration costs from $204,000 in 2001 to $1,747,000 in 2002 and to a decrease in gas prices in 2002.


          Set forth below is a break-down of these results.

    United States

    Oil and Gas Volume and Revenues (in thousands)


                                    2002           2001
    Oil Volume Sold (Bbl)             21             20

    Gas Volume Sold (MCF)            720            643

    Oil Sales ($)                    470            477

    Gas Sales ($)                  1,953          2,591

    Average Unit Price

    Oil ($/Bbl) *                  22.54          23.59
    Gas ($/MCF) **                  2.71           4.03


* Bbl - Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 Cubic Feet

THE OFFSHORE LICENSES  (ISRAEL)

     In each of 2002 and 2001, the Company expended approximately $27,000 and $5,000, respectively, in respect of the Offshore Licenses.

OIL AND GAS EXPLORATION COSTS

     The Company expended in 2002 approximately $1,747,000 in oil and gas exploration costs as compared to approximately $204,000 expended in 2001. The increase is oil and gas exploration costs is primarily attributable to the unsuccessful drilling in 2002 of the Read well in Texas and the unsuccessful drilling in the Marine 9 permit (the Congo).

OPERATOR'S FEES

     In 2002 the Company earned $ 249,000 in operator fees, compared to $ 234,000 in 2001.

OIL AND GAS REVENUES

     In 2002 and 2001 the Company had oil and gas revenues of $2,423,000 and $3,068,000, respectively. The decrease is due mainly to the decrease in the gas price.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

     Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $844,000 and $905,000 for 2002 and 2001, respectively. The relatively higher amounts in 2001 in lease operating expenses and severance taxes is primarily due to the work-overs performed in connection with producing wells in 2001.

INTEREST AND DIVIDEND INCOME

     Interest income during the year ended December 31, 2002 was $738,000 compared to $541,000 for the year ended December 31, 2001. The increase in interest income is primarily attributable to interest receivable on marketable securities (Debentures).

GAIN ON MARKETABLE SECURITIES

     In 2002, the Company recognized net realized and unrealized losses on marketable securities of $189,000 compared to net realized and unrealized losses on marketable securities of $199,000 in 2001.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

OPERATOR EXPENSES

     In 2002 the Company expended $791,000 in respect of the operator expenses compare to $696,000 in 2001. The increase in operator expense is primarily attributable to increased office lease payments.

GENERAL AND ADMINISTRATIVE EXPENSES

     In 2002, the Company incurred $1,422,000 as general and administrative expenses compared to $2,048,000 incurred in 2001. The relatively higher amount in 2001 is primarily attributable to bonuses awarded to senior officers.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

     The Company reported net loss of $139,000 (loss of $ 0.05) per share) in 2001 compared to a net income of

$ 317,000 (earnings of $ 0.12 per share) in 2000. The decrease in net income in 2001 compared to 2000 is primarily attributable to a decrease n operator fees and interest income, losses on marketable securities and net losses attributable to investments which are accounted for a equity. The relatively higher income posted in the 2000 period compared to the 2001 period is primarily attributable to payments received from BG in connection with certain transactions.


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

* Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 Cubic Feet

THE OFFSHORE LICENSES  (ISRAEL)

     During 2001, approximately $ 5,000 was expended by the Company in respect of the Offshore Licenses compared to $ 139,000 in 2000. the decrease in the amounts expended in respect of the Offshore licenses in 2001 compared to 2000 are attributable to a reduction in 2001 in exploration activities in connection with the Offshore licensed.

OPERATOR'S FEES

     In 2001 the Company earned $ 234,000 in operator fees, compared to $ 1,265,000 in 2000. in 2000, the operator fees were primarily attributable to the drilling of the Nir 1 and Romi 1 wells. The decrease is primarily attributable to decrease in the number of offshore licenses in Israel in respect of which operator fees were collected.

OIL AND GAS REVENUES

     In 2001 and 2000 the Company had oil and gas revenues of $3,068,000 and $ 2,080,000, respectively. The increase is due mainly to the increase in volume sales of gas.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

     Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $ 905,000 and $ 630,000 for 2001 and 2000, respectively. The increase in lease operating expenses and severance taxes in primarily due to the work-over performed in connection with producing wells.

INTEREST AND DIVIDEND INCOME

     Interest income during the year ended December 31, 2001 was $ 541,000 compared to $ 1,277,000 for the year ended December 31, 2000. the decrease in interest income is primarily attributable to the increase in cash used in investing activities.

GAIN ON MARKETABLE SECURITIES

     In 2001, the Company recognized net realized and unrealized loses on marketable securities of $ 199,000 compared to net realized and unrealized losses on marketable securities of $ 9,000 in 2000.

Increases or decreases in the gains and losses form marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company

OPERATOR EXPENSES

     There was no material change in operator costs in 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

     In 2001, the Company incurred $ 2,048,000 as general and administrative expenses compared to $ 1,740,000 incurred in 2000. The increase in primarily attributable to the increase of consulting services to the Company by third and related parties and to compensation of senior personnel and bonuses awarded to senior officers.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, Financial Accounting Standard Board (FASB) issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event that a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of Statement No. 4 and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company's management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefit and Other Exit Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between Statement 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

     On December 31, 2002, the FASB issued SFAS No. 148 amending FASB No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123, (2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entitry's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FASB No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not intend on adopting the fair value method of accounting for stock-based compensation of SFAS123 and accourdingly SFAS 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations", effective January 1, 2003, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company's management does not expect the adoption of SFAS 143 to have a material effect on the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk, including adverse changes in commodity prices.

     The Company produces and sells natural gas and crude oil. As a result, the Company's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2002 and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

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

     Within the 90 days prior to the filing date of this report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange

Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

GLOSSARY

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits


     3.1 Articles of Incorporation of Registrant with all amendments filed as an Exhibit to the S-l Registration Statement, File No. 2-83574.

     3.2 Amendment to Certificate of Incorporation filed March 17, 1993, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.

     3.3 By-laws of Registrant with all amendments, filed as an Exhibit to the S-l Registration Statement, File No. 2-83570.

     10.1 Oil Marketing Agreement, filed as Exhibit with the S-l Registration Statement, File No. 2-83574.

     10.2 Joint Venture Agreement and Joint Operating Agreement dated June 30, 1988 by and among HEI Oil and Gas Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., Delek Oil Exploration Ltd., Delek, The Israel Fuel Corporation Ltd., the Company, Southern Shipping and Energy (U.K.), Naphtha, Israel Petroleum Company Ltd., Oil Exploration of Pat Ltd., LPS Israel Oil Inc., Donesco Venture Fund One, a Limited Partnership and Mazaloil Inc. filed as an Exhibit to Form 8-K for the month of September 1988.

     10.3 Grant Agreement with the Government of Israel, undared, between the Company and the Government of Israel on behalf of the State of Israel, filed as an Exhibit to Form 10-Q for the Company for the period ending September 30, 1988 and incorporated herein by reference.

     10.4 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

     10.5 Amendment Agreement to Grant Agreement between the Company and the Government of Israel, filed as an

          Exhibit to this Post-effective Amendment No. 8 to Form S-l Registration Statement. File No. 2- 83574.

     10.6 Translated from Hebrew, Limited Partnership Agreement between Isramco Oil and Gas Ltd. and Isramco Management (1988) Ltd. dated March 2, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

     10.7 Translated from Hebrew, Trust Agreement between Isramco Management
          (1988) Ltd. and Kesselman and Kesselman dated March 3, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

     10.8 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.

     10.9 Equalization of Rights Agreement between Isramco-Negev 2 Limited Partnership and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd, filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

    10.10 Option Agreement between Isramco Resources Inc. and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

    10.11 Agreement by and among Naphtha Congo Ltd., Equital Ltd. and the Company dated September 4, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference.

    10.12 Amendment to Consulting Agreement between Goodrich Global L.T.D. B.V.I. and the Company dated December _, 1997, filed as an Exhibit to Form 8-K for the month of December, 1997 and incorporated herein by reference.

    10.13 Consulting Agreement between Romulas Investment Ltd. and the Company dated August _, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference, assigned by Romulas Investment Ltd. on December 31, 1997 to Remarkable Holdings Ltd.

    10.14 Inventory Services Management Agreement dated December 1997 between the Company and Equital Ltd. filed herewith as Exhibit 10.70.

    10.15 Consulting Agreement dated as of November 1, 1999 between the Company and Worldtech, Inc.

    10.16 Agreement dated June 12, 2002 between the Company and Mati Properties and Construction Ltd. and Boaz Avrahami, filed as an Exhibit to the Form 10-Q for the quarter ended June 30, 2002 (Translated into English from Hebrew).

     99.1 Auditors' Report, Financial Statements and accompanying Notes for Isramco Negev 2 Limited Partnership as at December 31, 2002 (Translated into English from Hebrew).

     99.2 Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of he Sarbanes-Oxley Act of 2002.*

        * Filed Herewith.

(b) Reports on Form 8-K

None

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



Date: March 31, 2003

     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.




Signature                       Title                            Date

/s/ Jackob Maimon               President, Director              March 31, 2003
    Jackob Maimon


/s/ Avihu Ginzburg              Director                         March 31, 2003
    Avihu Ginzburg


/s/ Eyal Gibor                  Director                         March 31, 2003
    Eyal Gibor


/s/ Max Pridgeon                Director                         March 31, 2003
    Max Pridgeon

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
  OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Haim Tsuff, Chief Executive and Principal Financial Officer of Isramco, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Isramco, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                 /S/ HAIM TSUFF
                                 HAIM TSUFF
                                 CHIEF EXECUTIVE OFFICER
                                 (AND PRINCIPAL FINANCIAL
                                 OFFICER)

INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Independent Auditors' Reports                                               F-1

Consolidated Balance Sheets at December 31, 2002 and 2001                   F-3

Consolidated Statements of Operations for the years ended December 31,
2002, 2001 and 2000                                                         F-4

Consolidated Statements of changes in Shareholders' Equity for the years
ended December 31, 2002, 2001 and 2000                                      F-5

Consolidated Statements of Cash Flows for the years ended December 31,
2002, 2001 and 2000                                                         F-6

Notes to Consolidated Financial Statements                                  F-7


                                       (i)

                          Independent Auditors' Report
                          ----------------------------

To the Shareholders and Board of Directors of Isramco, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Isramco, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Isramco Oil and Gas, Ltd.; Isramco B.V., Cruquius; or Isramco, Inc. - Israel Branch, which are wholly owned subsidiaries whose combined statements reflect total assets of $12,139,936 and $10,881,724 as of December 31, 2002 and 2001, respectively, and total revenues of $1,728,732 and $1,039,244 for the years then ended, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
February 27, 2003

The Board of Directors
Isramco, Inc.

    We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of Isramco, Inc. and subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, and cash flows of Isramco, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Houston, Texas
March 21, 2001, except as to Note D
which is as of May 21, 2001


                                     ISRAMCO INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                              (in thousands except for share information)

                                                                                DECEMBER 31
                                                                     --------------------------------
                                                                                2002             2001
                                                                     --------------- ----------------
                               ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                          $  1,617         $  4,280
         Marketable securities, at market                                      3,177            2,847
         Accounts receivable                                                     558              455
         Prepaid expenses and other current assets                               441              112
                                                                     --------------- ----------------

         TOTAL CURRENT ASSETS                                                  5,793            7,694

Property and equipment, net (successful efforts
method for oil and gas properties)                                             3,505            4,180
Real Estate                                                                    1,887              ---
Marketable securities, at market                                               7,733            7,611
Investment in affiliates                                                       8,641            6,227
Deferred tax asset                                                               887              732
Other                                                                            221              171
                                                                     --------------- ----------------

TOTAL ASSETS                                                                $ 28,667         $ 26,615
                                                                     =============== ================


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                              $  2,175         $  1,160
                                                                     --------------- ----------------

         TOTAL CURRENT LIABILITIES                                             2,175            1,160


SHAREHOLDERS' EQUITY
         Common stock $ 0.0l par value; authorized 7,500,000 shares;
         issued 2,669,120 shares; outstanding 2,639,853 shares                    27               27
         Additional paid-in capital                                           26,240           26,240
         Retained earnings (accumulated deficit)                                 933             (784)
         Accumulated other comprehensive income (loss)                          (544)             136
         Treasury stock, 29,267 shares at cost                                  (164)            (164)
                                                                     --------------- ----------------

         TOTAL SHAREHOLDERS' EQUITY                                           26,492           25,455
                                                                     --------------- ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 28,667         $ 26,615
                                                                     =============== ================

See notes to the consolidated financial statements.


                                            ISRAMCO INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands except for share information)


                                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------------
                                                                       2002                2001                2000
                                                             --------------   -----------------   -----------------
Revenues and other income :
Operator fees from related party                                $       249         $       234         $     1,265
Oil and gas sales                                                     2,423               3,068               2,080
Interest income                                                         738                 541               1,277
Office services
         To related parties                                             773                 754                 933
         To others                                                      140                 103                  85
Gain from sale of oil and gas properties and
Equipment                                                               ---                   4                   6
Gain on BG transaction                                                  ---                 ---              3, 626
Equity in net income of investees                                       ---                 ---                 106
Other                                                                    49                 ---                 ---
                                                             --------------   -----------------   -----------------

                 Total revenues and other income                      4,372               4,704               9,378
                                                             --------------   -----------------   -----------------
Expenses :
Interest expense                                                        210                 ---                  55
Depreciation, depletion and amortization                                642                 564                 443
Lease operation expense and severance taxes                             844                 905                 630
Exploration costs                                                     1,747                 204               2,956
Operator expense to related parties                                     791                 696                 634
General and administrative
            To related parties                                          120                 240                 ---
            To others                                                 1,302               1,808               1,740
Loss on sale of marketable securities                                   189                 199                   9
Equity in net loss of investees                                         440                 177                 ---
Impairment of oil and gas assets                                        ---                 ---               2,550
Impairment of investment                                                ---                 ---                 400
                                                             --------------   -----------------   -----------------

               Total expenses                                         6,285               4,793               9,417
                                                             --------------   -----------------   -----------------


Income (loss) before income taxes                                    (1,913)                (89)                (39)
Income taxes (benefit)                                                  114                  50                (356)
                                                             --------------   -----------------   -----------------

Net income (loss) before cumulative effect                           (1,799)               (139)                317
Cumulative effect of change in accounting principle, net              3,516                 ---                 ---
                                                             --------------   -----------------   -----------------

Net income (loss)                                               $     1,717         $      (139)        $       317
                                                             ==============   =================   =================

Earnings (loss) per share
Basic and diluted earnings (loss) per share for:
   Net income (loss) before cumulative effect                   $     (0.68)        $     (0.05)        $      0.12
   Cumulative effect of accounting change, net                  $      1.33         $       ---         $       ---
                                                             --------------   -----------------   -----------------
Net income (loss)                                               $      0.65         $     (0.05)        $      0.12
                                                             ==============   =================   =================
Weighted average number of shares
   outstanding-basic                                              2,639,853           2,639,853           2,639,853
                                                             ==============   =================   =================
Weighted average number of shares outstanding -diluted            2,639,853           2,639,853           2,706,731
                                                             ==============   =================   =================

See notes to the consolidated financial statements.

                                       ISRAMCO INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                             COMMON STOCK
                                             ------------
                                                                             ADDITIONAL  ACCUMULATED OTHER
                                                  NUMBER                        PAID-IN      COMPREHENSIVE
                                               OF SHARES          AMOUNT        CAPITAL      INCOME (LOSS)
----------------------------------------------------------------------------------------------------------
                                                       $ IN THOUSANDS, EXCEPT SHARE AMOUNTS
----------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                  2,669,120      $       27     $   26,122        $    1,153

Comprehensive income:

Options issued as directors' compensation              -               -            118                 -
Net Income                                             -               -              -                 -
Net unrealized loss on available for sale
marketable securities, net of taxes                    -               -              -              (779)


Total comprehensive income
                                             ------------     -----------    -----------       -----------
Balances at December 31, 2000                  2,669,120              27         26,240               374

Comprehensive income:

Net Income                                             -               -              -                 -
Net unrealized loss on available for sale
marketable securities, net of taxes                    -               -              -              (238)


Total comprehensive income
                                             ------------     -----------    -----------       -----------

Balances at December 31, 2001                  2,669,120              27         26,240               136

Comprehensive income:

Net Income                                             -               -              -                 -
Net unrealized loss on available for sale
marketable securities, net of taxes                    -               -              -              (680)


Total comprehensive income
                                             ------------     -----------    -----------       -----------

Balances at December 31, 2002                  2,669,120      $       27     $   26,240        $     (544)
                                             ============     ===========    ===========       ===========

                                             RETAINED EARNINGS                     TOTAL
                                                  (ACCUMULATED   TREASURY  SHAREHOLDERS'
                                                      DEFICIT)      STOCK         EQUITY
                                             -------------------------------------------
                                                $ IN THOUSANDS, EXCEPT SHARE AMOUNTS
Balances at December 31, 1999                -------------------------------------------
                                             $      (962)     $     (164)    $   26,176
Comprehensive income:

Options issued as directors' compensation
Net Income                                             -               -            118
Net unrealized loss on available for sale            317               -            317
marketable securities, net of taxes
                                                       -               -           (779)
                                                                             -----------
Total comprehensive income
                                                                                   (462)
Balances at December 31, 2000                ------------     -----------    -----------
                                                    (645)           (164)        25,832
Comprehensive income:

Net Income
Net unrealized loss on available for sale           (139)              -           (139)
marketable securities, net of taxes
                                                       -               -           (238)
                                                                             -----------
Total comprehensive income
                                                                                   (377)
                                             ------------     -----------    -----------
Balances at December 31, 2001
                                                    (784)           (164)        25,455
Comprehensive income:

Net Income
Net unrealized loss on available for sale          1,717               -          1,717
marketable securities, net of taxes
                                                       -               -           (680)
                                                                             -----------
Total comprehensive income
                                                                                  1,037
                                             ------------     -----------    -----------
Balances at December 31, 2002
                                             $       933      $     (164)    $   26,492
                                             ============     ===========    ===========


                                           ISRAMCO INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                                 2002          2001          2000
                                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $  1,717      $   (139)     $    317

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation, depletion, amortization and provision for impairment                642           564         2,993
Dry hole costs                                                                  1,642             -         1,902
Loss on marketable securities                                                     189           199             9
Gain on BG transaction                                                              -             -        (3,626)
Gain on sale of oil properties and equipment                                        -            (4)           (6)
Equity in net loss (income) of investees                                          440           177          (106)
Cumulative effect of an accounting change                                      (3,516)            -             -
Employee stock awards                                                               -             -           118
Impairment of investment                                                            -             -           400
Deferred taxes                                                                    195             -          (701)
Changes in assets and liabilities:
Accounts receivables                                                             (103)          376          (450)
Prepaid expenses and other current assets                                        (329)          468           642
Other                                                                               -          (166)            2
Accounts payable and accrued expenses                                           1,015          (289)           17

                                                                          -----------   -----------   -----------
Net cash provided by operating activities                                       1,891         1,186         1,511
                                                                          -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             (1,617)       (2,276)       (2,337)
Proceeds from sale of oil and gas properties and equipment                         10             3             6
Purchase of real estate                                                        (1,887)            -             -
Purchase of marketable securities                                              (3,315)       (7,393)       (3,389)
Proceeds from BG transaction                                                        -             -         1,925
Proceeds from sale of marketable securities                                     2,305         1,168         2,546
Purchase of convertible promissory note                                           (50)            -          (400)
Purchase of investment in affiliates                                                -        (1,114)       (1,066)
                                                                          -----------   -----------   -----------

Net cash used in investing activities                                          (4,554)       (9,612)       (2,715)
                                                                          -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt                                                -             -        (1,404)
                                                                          -----------   -----------   -----------
Net cash used in financing activities                                               -             -        (1,404)
                                                                          -----------   -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,663)       (8,426)       (2,608)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,280        12,706        15,314
                                                                          -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $  1,617      $  4,280      $ 12,706
                                                                          ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                                    $      -      $      -      $     55
                                                                          ===========   ===========   ===========
CASH PAID DURING THE PERIOD FOR TAXES                                       $      -      $     25      $    695
                                                                          ===========   ===========   ===========

See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[1] The Company

Isramco Inc. and subsidiaries (the Company) is primarily engaged in the acquisition, exploration, operation and development of oil and gas properties. As of December 31, 2002, the Company has oil and gas interest in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, the Republic of Congo, Africa, and approximately a 0.5% working interest in various properties located in Israel. In addition the company purchased real estate in Israel in 2002.

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

Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depreciation, depletion, amortization and provision for impairment expense for the Company's oil and gas properties amounted to approximately $2,336,000 (including $1,747,000 of exploration costs), $519,000 and $2,917,000 for 2002, 2001 and 2000, respectively.

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

Trading and available-for-sale securities are recorded at fair market value. The Company holds no held-to-maturity securities.. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains or losses, net of the related tax effects, on available-for-sale securities are excluded from earnings and are reported net of applicable taxes as accumulated other comprehensive income, a separate component of shareholders' equity, until realized.

[5] Investment in Affiliates

The Company accounts for its investments in affiliate entities in which it has the ability to exercise significant influence over operating and financial policies using the equity method.

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

[8] Earnings Per Share (EPS)

The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. For the years ended December 31, 2002 and 2001 the Company's stock options were anti-dilutive.

[9] Cash Equivalents

Cash equivalents include short-term investments with original maturities of ninety days or less and are not limited in their use.

[10] Non-compete Agreements

Non-compete agreements are amortized over the period to be benefited, generally from three to five years.

[11] New Pronouncements

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of Statement No. 4 and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company's management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition and results of operations.

In June 2002, the Financial Accounting Standard Board (FASB) issued SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES which nullifies EITF 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER EXIT COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between Statement 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

On December 31, 2002, the FASB issued Accounting for Stock-Based Compensation ("SFAS No. 148") amending FASB No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123,
(2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FASB No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not intend on adopting the fair value method of accounting for stock-based compensation of SFAS123 and accordingly SFAS 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

In August 2001, the FASB issued Statement No. 143 ("SFAS 143"), effective January 1, 2003, "Accounting for Assets Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The company believes that the effect of adopting sfps 143 will not be material.

In January 2003, the FASB issued interpretation No. 46 CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 CONSOLIDATED FINANCIAL STATEMENTS, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entitiles in which an enterprise holds a variable interest that it acquired before February 1, 2003. The company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

[12] Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum-engineering firm determines the Company's reserve estimates. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, 2002, approximately 17% of the Company's oil and gas reserves were attributable to non-producing reserves.

Accordingly, the Company's estimates are expected to change as future information becomes available.

As mandated under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, as described in the paragraph below. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by management`s estimates for projected prices for oil and natural gas, which have typically been volatile. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

[13] Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" (SFAS No. 144) as from January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment value, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. During 2000, the Company recorded an impairment of $ 2,550,000 relating to its unproved properties. There are no such impairments recognized during 2002 and 2001.

[14] Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which, are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. A valuation allowance of $362,000 was recorded in the year 2002 (see Note H).

[15] Oil and Gas Revenues

The Company records oil and gas revenues following the entitlement method of accounting for production, in which any excess amounts received above the Company's share is treated as a liability. If less than the Company's share is received, the underproduction is recorded as an asset. The Company's imbalance position was not significant in terms of volumes or values at December 2002 and 2001.

[16] Environmental

The Company is subject to extensive federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities are recorded at December 31, 2002 and 2001.

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

[18] ACCOUNTING CHANGES

Effective January 1, 2002, the Company applies the provisions of Statement SFAS 142 "Goodwill and Other intangible Assets". In the current period, the Company performed the transitional impairment evaluation as provided in the said standard. Accordingly, the company recognized a gain in the amount of $ 3,516,000 from a negative goodwill that is included as a cumulative effect of a change in accounting principle.

 (19) Reclassifications

Certain amounts in prior financial statements have been reclassed to conform to the 2002 financial statements presentation.

(NOTE B) - Transactions with Affiliates and Related Parties

The Company acts as operator for joint ventures with related parties in Israel engaged in the exploration of oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

Operator fees earned and related operator expenses are as follows:

                                           YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                    2002             2001              2000
                              ---------------   --------------  ---------------
                               $ IN THOUSANDS   $ IN THOUSANDS  $ IN THOUSANDS
                              ---------------   --------------  ---------------
Operator fees:
Negev Med Venture                      -                -              85
Shederot Venture                       -                -               1
Yam Ashdod Carveout                   55               54              87
GAL C                                 27              -                 -
OR-1                                   -                -              16
Marine North                          23               72              72
Marine Center                         72               72             396
Marine South                          72               36              39
                                     ---              ---             569
                              ---------------   --------------  ---------------

                                     249              234           1,265
                              ===============   ==============  ===============
Operator expenses                    791              696             634
                              ===============   ==============  ===============

     In August of 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the Vice President of the Company. Pursuant to this Agreement, the Company agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Consulting Agreement is in effect through July 2003.

     On January 21, 1998, the Company entered into an Inventory Management Agreement with Equital Ltd. pursuant to which the Company is obligated to pay to Equital Ltd. $1,650 plus VAT payable December, March, June and September of each year during the term of the Agreement. In the case of the drilling of a well if the total monthly hours of services provided to the Company by Equital Ltd. exceed 30 hours per month, then the Company shall pay an additional $40.00 per hour plus VAT for services rendered. The Agreement was terminated on December 31, 2000.

     The Company paid Naphtha $ 6,500 per month for rent, office, secretarial and computer services from July 1998 through April 30, 2000 , $9,125 per month from May 1, 2000 and $15,760 per month from January 1, 2002 for such services. A subsidiary of the Company is the general partner of Isramco-Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $480,000, $480,000, $530,000 and for the years ended December 31, 2002, 2001 and 2000 respectively.

     During the years ended December 31, 2002, 2001 and 2000 the Company incurred $342,000, $292,000 and $283,000 respectively, for consulting services rendered by officers/directors of the Company.

     In May of 1996 the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement which had a term of two years, the Company agreed to pay the sum of $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increased to $240,000 per annum in installments of $20,000 per month and in December 1997 the term was extended to May 31,2001. The Consulting Agreement was extended in 2001 and is in effect through May 31, 2004. In the event that the Company shall terminate the services provided by Mr. Tsuff, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

     In November of 1999 the Company entered into a Consulting Agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President of the Company, is a director. Pursuant to this Consulting Agreement, which is in effect through May 31, 2004, the Company agreed to pay the sum of $240,000 per annum in installments of $20,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In the event that the Company terminates the services provided by Mr. Maimon, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

     On November, 2001 the Company awarded bonuses of $125,000 to the chairman of the board, $125,000 to the president and $75,000 to the vice president.

     In December 2000, the Company assumed from Naphtha Israel Petroleum Corp., I.O.C. Israel Oil Company and affiliate entities (all commonly controlled companies) their respective interest in Naphtha Congo L.P. in Congo (which holds a 5% working interest in the Marine 9 Permit in Congo). In connection with this transaction, the Company paid $800,000 to these commonly controlled entities and also agreed to pay royalties of 17.5% of its net revenues associated with the working interest. The Company recorded the $800,000 paid as exploration costs because the payment represents reimbursement of exploration costs previously expensed by the commonly controlled companies.

     On January 1, 2001 the Company retained the services of I.O.C. Israel Oil Company in connection with the operation of Jay Petroleum LLC and Jay Management Company LLC (a wholly owned subsidiaries of the Company). The Company agreed to pay I.O.C. the sum of $240,000 for the year 2001 and $120,000 for each of the years 2002 and 2003.

(NOTE C) - Investments in Affiliate

     A wholly owned subsidiary of the Company is the General Partner in the Isramco Negev 2 Limited Partnership. The daily management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders, are subject to supervision of the Supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. The Company's General Partnership interest in the Limited Partnership is 0.05% which is accounted for by the equity method of accounting due to its ability to exercise significant influence.

     At December 31, 2002 and 2001, the Company also owned 283,171,196 units (6.65%of the issued Partnership units) of the Isramco Negev 2 Limited Partnership with a cost of $5,018,000. This investment is also accounted for under the equity method of accounting.

     Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (amounts in thousands) (unaudited):

                                                           AS OF DECEMBER 31,
                                                     --------------------------
Balance Sheet                                             2002          2001
                                                     ------------  ------------

Current Assets                                        $   95,000    $   106,000
Other Assets                                               4,000          4,000
                                                     ------------  ------------

Total Assets                                          $   99,000    $   110,000
                                                     ============  ============

Current Liabilities                                            -    $     2,000
Equity                                                    99,000        108,000
                                                     ------------  ------------

Total liabilities and equity                          $   99,000    $   110,000
                                                     ============  ============


                                                  Year Ended December 31,
                                       ----------------------------------------
Statement of Operations                    2002           2001          2000
                                       ------------  ------------  ------------

Income                                  $     1,000   $    8,000    $     3,000
Expenses                                      3,000        7,000          6,000
                                       ------------  ------------  ------------

Net income (loss)                       $    (2,000)  $    1,000    $    (3,000)
                                       ============  ============  ============


     At December 31, 2002 and 2001 the Company also owned 7,877,248 units (24.72% of the issued Partnership units) of the I.N.O.C Dead Sea Limited Partnership with a cost of $ 1,270,067. This investment is also accounted for under the equity method of accounting.

Summarized financial information of I.N.O.C. Dead Sea Limited Partnership is as follows (amount in thousand - unaudited):


                                                           AS OF DECEMBER 31,
                                                     --------------------------
Balance Sheet                                             2002          2001
                                                     ------------  ------------

Current Assets                                        $     9,300   $    11,400
Other Assets                                                  600           600
                                                     ------------  ------------

Total Assets                                          $     9,900   $    12,000
                                                     ============  ============

Current Liabilities                                             -           200
Equity                                                $     9,900   $    11,800
                                                     ------------  ------------

Total liabilities and equity                          $     9,900   $    12,000
                                                     ============  ============

                                                  Year Ended December 31,
                                       ----------------------------------------
Statement of Operations                    2002           2001          2000
                                       ------------  ------------  ------------

Income                                  $       680   $       620   $       565
Expenses                                      1,900         1,058         1,410
                                       ------------  ------------  ------------

Net income (loss)                       $   (1,220)   $      (438)  $      (845)
                                       ============  ============  ============


(NOTE D) - Marketable Securities

     At December 31, 2002 and 2001, the Company had net unrealized losses on marketable securities of $ (371,000) and $(179,000), respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                               DECEMBER 31, 2002                     DECEMBER 31, 2001
                                               -----------------                     -----------------

                                               COST       MARKET VALUE               COST      MARKET VALUE
                                               ----       ------------               ----      ------------
Debentures and Convertible Debentures    $2,953,000       $  2,603,000         $2,234,000      $  2,189,000
Equity securities                           595,000            574,000            768,000           636,000
Investment Trust Funds                           --                 --             24,000            22,000

                                         $3,548,000       $  3,177,000         $3,026,000      $  2,847,000
                                         ==========       ============         ==========      ============

     Available-for-sale securities, which are primarily traded on the Tel-Aviv
Stock Exchange and on OTC, consist of the following

                                               DECEMBER 31, 2002                     DECEMBER 31, 2001
                                               -----------------                     -----------------

                                               COST       MARKET VALUE               COST      MARKET VALUE
                                               ----       ------------               ----      ------------

                                        $ 8,172,000          7,733,000        $ 7,214,000       $ 7,611,000
                                         ==========       ============         ==========      ============

     Sales of marketable securities resulted in realized gains (losses) of $3,000, $(3,000) and $(18,000) for the years ended December 31, 2002, 2001 and
2000 respectively.

(NOTE E) - Other assets - Investment in a high-tech company.

     In July 2000, the Company invested approximately $400,000 in a high-tech company through the purchase of 5% convertible promissory note issued by such company, convertible at the discretion of the Company, under certain conditions, into equity capital of the company. On December 31, 2001 the Company determined the investment to be impaired and recorded an impairment charge for the full amount of the note.

     The Company invested, by way of a convertible loan in such high-tech company approximately $50,000 and $171,000 during 2002 and 2001 respectively. During 2002 the company converted the loans into equity capital.

(NOTE F) - Oil and Gas Properties


                                                              TOTAL CAPITALIZED
                                  UNPROVED          PROVED                COSTS
Balance--December 31, 1999     $ 2,700,000     $ 4,002,000          $ 6,702,000
Acquisition costs                  127,000            --                927,000
Development costs                1,902,000         262,000            2,164,000
Sale of oil and gas                   --          (252,000)            (252,000)
properties
Dry hole costs                  (1,902,000)           --             (1,902,000)
Impairment                      (2,550,000)           --             (2,550,000)
                               -----------     -----------          -----------

Balance - December 31, 2000    $   277,000     $ 4,012,000          $ 4,289,000

Acquisition costs                      --        1,599,000            1,599,000
Development costs                      --          624,000              624,000

Balance - December 31, 2001    $   277,000     $ 6,235,000          $ 6,512,000

Acquisition                        194,000         443,000              637,000
costs
Development costs                  -------        (694,000)            (694,000)
                               -----------     -----------          -----------
Balance - December 31, 2002    $   471,000     $ 5,984,000          $ 6,455,000
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


(NOTE G) - Equipment

COST:
-----

Balance--December 31, 2000                                     $ 333,000
Purchases                                                         52,000
Sales                                                           (21,000)

Balance--December 31, 2001                                     $ 364,000
Purchases                                                         32,000
Sales                                                          (143,000)

Balance--December 31, 2002                                     $ 253,000

ACCUMULATED DEPRECIATION:
-------------------------

Balance--December 31, 2000                                     $ 222,000
Depreciation expense                                              23,000
Depreciation of equipment that was sold or retired              (21,000)

Balance--December 31, 2001                                     $ 224,000
Depreciation expense                                              52,000
Depreciation of equipment that was sold or retired             (134,000)

Balance--December 31, 2002                                     $ 142,000

Cost less accumulated depreciation--December 31, 2002          $ 111,000

Cost less accumulated depreciation--December 31, 2001          $ 140,000

ANNUAL RATES OF DEPRECIATION ARE AS FOLLOWS:
--------------------------------------------
Office equipment and furniture                                   7%--20%
Motor vehicles                                                  15%--30%

A summary of property and equipment is as follows:

                                                       2002              2001
                                                       ----              ----
Unproved properties                                $471,000          $277,000
Oil and gas properties                            5,984,000         6,235,000
Transportation equipment                            142,000           214,000
Office equipment                                    111,000           150,000
                                                    -------           -------
                                                  6,708,000         6,876,000
  Less accumulated depletion, depreciation,
amortization and provision for impairment         3,203,000         2,696,000
                                                  ---------         ---------
                                                 $3,505,000        $4,180,000
                                                 ==========        ==========

EPS COMPUTATION

     SFAS No. 128, "Earnings per share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The company's reconciliation is as follows:

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                  2002                           2001                          2000
                                                  ----                           ----                          ----
                                        INCOME          SHARES          INCOME          SHARES         INCOME            SHARES
                                        ------          ------          ------          ------         ------            ------
Earnings per common share-basic      $ 1,717,000      2,639,853      $ (139,000)      2,639,853       $ 317,000        2,639,853
Effect of dilative securities:
Stock options                                 --             --              --              --              --           66,878

Earnings per common share-Diluted    $ 1,717,000      2,639,853      $ (139,000)      2,639,853       $ 317,000       $2,706,731

     The 1993 stock option plan (the 1993 Plan) was approved at the Annual General Meeting of Shareholders held on August 13, 1993. At December 31, 2002, 2001 and 2000, 50,000 shares of common stock are reserved under the 1993 Plan. Options granted under the 1993 Plan might be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options are granted for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The options granted under this plan were fully vested at grant date. The administrator may set the exercise price for a nonqualified stock option.

Summary of the status of the Company's stock options is presented below:

                                                    WEIGHTED-AVERAGE
                                                    ----------------
1993 Plan:                                   OPTIONS             EXERCISE PRICE
                                             -------             --------------
Outstanding at December 31, 1999              29,750                $21.00
Granted                                           --                    --
Expired                                           --                    --
Outstanding at December 31, 2000              29,750                $21.00
Granted                                           --                    --
Expired                                           --                    --
Outstanding at December 31, 2001              29,750                $21.00
Granted                                           --                    --
Expired                                           --                    --
Outstanding at December 31, 2002              29,750                $21.00


     As of December 31, 2002, 29,750 options were outstanding and exercisable at a price of $21.00 and a weighted-average remaining contractual life of 0.3 years.

                                                    WEIGHTED- AVERAGE
                                                    -----------------
Consultants and others:                      OPTIONS             EXERCISE PRICE
                                             -------             --------------
Outstanding at December 31,                    2,000                $23.00
1999
Granted                                           --                    --
Expired                                           --                    --
Outstanding at December 31,                    2,000                $23.00
2000
Granted                                           --                    --
Expired                                           --                    --
Outstanding at December 31,                    2,000                $23.00
2001
Granted                                           --                    --
Expired                                           --                    --
Outstanding at December 31,                    2,000                $23.00
2002

     As of December 31, 2002, 2,000 options were outstanding and exercisable at a price of $23.00 and a weighted-average remaining contractual life of 0.7 years.

     On March 24, 2000, Haim Tsuff, the Chairman of the Board of Director and Chief Executive officer of the Company and Jacob Maimon, the president of the Company were each granted five year options to purchase up to 69,995 shares of the company's common stock at an exercise price of $4.28.

No stock options were granted during 2002. Shares of common stock reserved for future issuance are:
      Options granted under the 1993 Plan                        29,750
      Options available for grant under the 1993 Plan            20,250
      Options granted to directors                              139,990
      Other                                                       2,000
                                                                  -----
      Total                                                     191,990
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

                                                    2002             2001              2000
                                                    ----             ----              ----
Net income (loss) - as reported                  $1,717,000      $ (139,000)        $ 317,000
                                                  ---------      -----------        ---------
                  - pro forma                    $1,717,000      $ (139,000)        $  71,000
                                                 ==========      ===========        -========

Earnings (loss) per share (basic and diluted)
                  - as reported                   $ 0.65           $ (0.05)         $ 0.12
                  - pro forma                     $ 0.65           $ (0.05)         $ 0.12

NOTE H) -- Income Taxes

Income (loss) before income taxes from U.S. and foreign results of operations is as follows:

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                            2002                2001                2000
                            ----                ----                ----
U.S.                    $   (203,000)       $    605,000         $  (455,000)
Foreign                 $ (1,710,000)       $  (694,000)         $   416,000
                        -------------        -----------         -----------
  Total                 $ (1,913,000)       $   (89,000)         $   (39,000)
                        =============       ============         ===========


Total income tax expense (benefit) for each of the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

                                                2002         2001        2000
                                                ----         ----        ----
Income taxes (benefit)                        $(114,000)   $ 50,000  $ (356,000)
Shareholders' equity for unrealized holding
   gains (losses) on marketable securities      (43,000)   $(63,000)    178,000
                                                 ------      ------     -------
Total                                         $(157,000)   $(13,000) $ (178,000)
                                                =======     =======     =======

Income tax expense (benefit) attributable to income from continuing operations consist of:

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                  2002             2001                2000
                                  ----             ----                ----
Current:
       State                       6,000          $ 10,000        $    40,000
       Federal                 (315,000)            73,000            403,000
       Foreign                        --           276,000            (72,000)
       Deferred federal          195,000          (309,000)          (727,000)
                                 -------           -------            -------
Total                          (114,000)          $ 50,000        $  (356,000)
                                ========          ========        ===========


The deferred tax assets (liabilities) as of December 31, 2002 and 2001 are as follows:

                                                                               AS OF DECEMBER 31,
                                                                            2002               2001
                                                                            ----               ----
Net unrealized depreciation (appreciation) of marketable securities       $275,000           $224,500
Basis differences in property and equipment                                 48,000            468,500
U.S. state taxes                                                               ---           (52,500)
Losses carryforward                                                        724,000
Other timing differences                                                   202,000             91,500
Total                                                                    1,249,000            732,000
Valuation allowance                                                      (362,000)               ----
                                                                          -------         -----------
                                                                          $887,000           $732,000
                                                                           =======           ========

     The Company has determined that a valuation allowance of $362,000 was required for deferred tax assets for 2002. A valuation allowance for such assets was not required at December 31, 2001 and 2000. This determination considered, among other things, estimated future cash flows from proved reserves and the market value of securities and expected resulting taxable income.

     Reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                              2002          2001         2000
                                              ----          ----         ----
Computed at U.S. statutory rates                (35.0) %   (35.0) %     (35.0) %
State income taxes, net of federal benefit       (3.1)     (11.2)        49.8
Adjustment to valuation allowance                18.9         --       (497.5)
Other                                            13.2      (10.0)         9.9
                                                 (6.0) %   (56.2) %    (472.8) %


(NOTE I) -- Concentrations of Credit Risk

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at December 31, 2002.

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

(NOTE J) -- Commitments and Contingencies

COMMITMENTS:

     The Company leases corporate office facilities under a three-year operating lease expiring October 2003 at a monthly rental of $2,854. The Company shares office space with Jay Petroleum, L.L.C. and Jay Management L.L.C., affiliates, under an informal sublease agreement.

     At December 31, 2002, future minimum lease payments under non-cancelable operating leases are approximately $28,540 for the year ending December 31, 2003. .


CONTINGENCIES:

     The Company is currently involved in a dispute with a contractor relating to drilling costs of the Tilapia well in Congo. The Company believes that it had adequately accrued for all amounts due to this contractor as of December 31, 2002.

     The Company is also involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of the Company.

(NOTE K) - Sale of Interests

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

In consideration of the Company's performance of its obligations under the BG Transaction, BG paid to the Company approximately $3.8 million, which net of costs results in a gain of approximately $ 3.6 million in 2000



(NOTE L) - Geographical Segment Information

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

                                                                                          GEOGRAPHIC SEGMENTS
                                                                                          -------------------
                                                                                                                       CONSOLIDATED
                                                                  UNITED STATES          ISRAEL             CONGO             TOTAL
                                                                  -------------          ------             -----             -----
                             2002
Sales and other operating revenue                               $       2,563      $      1,022        $         --     $     3,585
Costs and operating expenses                                           (2,320)             (817)               (887)         (4,024)
                                                                        -----               ---                 ---           -----

Operating profit (loss)                                                   243               205                (887)          (439)

Interest income and other corporate revenues                                                                                   787
loss on marketable securities and net loss in investee                                                                        (629)
General corporate expenses                                                                                                  (1,422)
Interest expense                                                                                                              (210)
Income taxes                                                                                                                   114
Net loss before cumulative effect                                                                                           (1,799)
Identifiable assets at December 31, 2002                        $       3,178      $        177        $        150     $    3,505
Cash and corporate assets                                                                                                   25,162
Total assets at December 31, 2002                                                                                           28,667

                                                                                          GEOGRAPHIC SEGMENTS
                                                                                          -------------------
                                                                                                                       CONSOLIDATED
                                                                  UNITED STATES          ISRAEL             CONGO             TOTAL
                                                                  -------------          ------             -----             -----
                           2001
Sales and other operating revenue                               $       3,171      $        988        $         --     $    4,159
Costs and operating expenses                                           (1,451)             (723)               (199)        (2,373)
                                                                        -----               ---                 ---           -----
Operating profit (loss)                                         $       1,720      $        265        $       (199)    $    1,786
Interest income and other corporate revenues                                                                                   545
General corporate expenses                                                                                                  (2,044)
Loss on marketable securities and
net loss in investee                                                                                                          (376)
Income taxes                                                                                                                   (50)
Net loss                                                                                                                $     (139)
Identifiable assets at December 31, 2001
Net property and equipment                                      $       3,850      $        180        $        150     $    4,180
Cash and corporate assets                                                                                               $   22,435
Total assets at December 31, 2001                                                                                       $   26,615

                                                                                          GEOGRAPHIC SEGMENTS
                                                                                          -------------------
                                                                                                                       CONSOLIDATED
                                                                  UNITED STATES          ISRAEL             CONGO             TOTAL
                                                                  -------------          ------             -----             -----
                                2000
Sales and other operating revenue                               $       2,165      $      2,198        $         --     $    4,363
Gain on sale of right to BG                                                --             3,626                  --          3,626
Costs and operating expenses                                           (1,215)             (746)             (5,252)        (7,213)
Operating profit (loss)                                         $         950      $      5,078        $     (5,252)    $      776
Interest income and other corporate revenues                                                                                 1,283
Net gain in investee and loss on marketable                                                                                     97
securities
General corporate expenses                                                                                                  (1,740)
Interest expense                                                                                                               (55)
Impairment of investment                                                                                                      (400)
Income taxes benefit                                                                                                           356
Net income                                                                                                              $      317
Identifiable assets at December 31, 2000
Net property and equipment                                      $       2,143      $        154        $        150     $    2,447
Cash and corporate assets                                                                                               $   24,834
Total assets at December 31, 2000                                                                                       $   27,281

                      SUPPLEMENTARY OIL AND GAS INFORMATION

For the years ended December 31, 2002, 2001 and 2000 (unaudited)

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


CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                     2002                         2001                         2000
                                               ----------------               ------------               ----------------
                                            UNITED STATES    CONGO      UNITED STATES     CONGO       UNITED STATES      CONGO
                                            -------------    -----      -------------     -----       -------------      -----
Unproved properties not being amortized          $  194      $ 150          $  123        $ 150          $   79          $ 950
Proved property being amortized                   5,504         --           5,632           --           4,012             --
Accumulated depreciation, depletion
amortization and impairment                      (2,526)        --          (1,937)          --          (1,953)            --
                                            -------------    -----      -------------     -----       -------------      -----
Net capitalized costs                            $3,172      $ 150          $ 3,818       $ 150          $2,138          $ 950
                                            =============    =====      =============     =====       =============      =====


COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT
ACTIVITIES (IN THOUSANDS)

                                                     2002                         2001                         2000
                                               ----------------               ------------               ----------------
                                            UNITED STATES    CONGO      UNITED STATES     CONGO       UNITED STATES      CONGO
                                            -------------    -----      -------------     -----       -------------      -----
Property acquisition costs--proved and
unproved properties                              $  --       $  --          $1,059        $  --          $   79          $ 800
Exploration costs                                  833         887             765          199             164          1,902
Development costs                                  500          --             399           --             262             --

(Israel exploration costs in 2002-$ 27; 2001-$5 2000 - $90.)

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                     2002                         2001                         2000
                                               ----------------               ------------               ----------------
                                            UNITED STATES    CONGO      UNITED STATES     CONGO       UNITED STATES      CONGO
                                            -------------    -----      -------------     -----       -------------      -----
Oil and gas sales                                $2,423        --           $3,068        $  --          $2,080          $  --
Lease operating expense and                         844        --              905           --             630             --
severance taxes
Depreciation, depletion,                            589        --              519           --             367          2,550
amortization and provision for
impairment
Exploration costs                                   833       809                5          199             164          2,702
Income (Loss) before tax provision                  155      (809)           1,639         (199)            919         (5,252)
Provision for income taxes                                    283             (535)          70            (348)         1,838
                                            -------------    -----      -------------     -----       -------------      -----
Results of operations                            $  155      $526 $         $1,104        $(129)         $  571        $(3,414)
                                            =============    =====      =============     =====       =============    =======

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

     The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condense, natural gas liquids and natural gas and changes in such quantities at December 31, 2002, 2001, 2000 and 1999, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion. All of the Company's proved reserves are in the United States. The Company's oil and gas reserves are priced at $28.91 per barrel and $ 4.07 per Mcf, respectively, at December 31, 2002.

                                                 OIL BBLS               GAS MCF
                                                 --------               -------
December 31, 1998                                 151,980             4,283,460
Revisions of previous estimates                    57,843               245,207
Acquisition of minerals in place                       --                    --
Sales of minerals in place                        (4,200)             (195,500)
Production                                       (23,200)             (409,668)
                                                 --------               -------

December 31, 1999                                 182,423             3,923,499
Revisions of previous estimates                    21,098               831,779
Acquisition of minerals in place                       --                    --
Sales of minerals in place                             --                    --
Net discoveries and extensions                      1,102             1,234,713
Production                                       (22,587)             (430,625)
                                                 --------               -------

December 31, 2000                                 182,036             5,559,366
Revisions of previous estimates                  (19,580)               118,727
Acquisition of minerals in place                   47,689               190,345
Sales of minerals in place                             --                    --
Net discoveries and extensions                         --                    --
Production                                       (19,835)             (656,169)
                                                 --------               -------

December 31, 2001                                 190,310             5,212,269


Revisions of previous estimates                   (7,525)             (572,723)
Acquisition of minerals in place                     --                      --
Sales of minerals in place                             --                    --
Net discoveries and extensions                         --                    --
Production                                       (20,852)             (720,072)
                                                 --------               -------
December 31, 2002                                 161,933             3,919,474

The Company's proved developed reserves are as follows:


                                                 OIL BBLS               GAS MCF
                                                 --------               -------
December 31, 2002                                 161,933             3,919,474
December 31, 2001                                 190,310             5,212,269
December 31, 2000                                 181,333             4,609,431
December 31, 1999                                 182,423             3,040,710
December 31, 1998                                 151,435             3,384,986


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

                                                              2002                 2001              2000
                                                          ------------         ------------      ------------
Future cash inflows                                       $20,637,745          $16,363,650       $ 55,556,404
Future development costs                                     (189,877)            (141,574)          (426,525)
Future production costs                                    (6,131,777)          (5,180,472)       (11,207,839)
                                                          ------------         ------------      ------------
Future net cash flows                                      14,862,770           11,041,604         43,922,040
Future income tax expenses                                 (4,904,714)          (3,643,729)       (14,492,448)
Annual 10% discount rate                                   (4,082,803)          (3,020,874)       (14,554,720)
                                                          ------------         ------------      ------------
Standardized measure discounted future net cash flows       5,875,253          $ 4,377,001       $ 14,874,872
                                                          ============         ============      ============

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                             2002                    2001                  2000
Beginning of the year                                                     $ 4,377,001          $ 14,874,872            $  5,282,434
Sales and transfers of oil and gas produced, net of production costs          --                         --             (1,423,372)
Sales of reserves in place                                                    --                         --                      --
Net changes in prices and production costs                                 1,498,252            (4,100,459)              10,541,051
Net changes in income taxes                                                   --                         --             (7,325,052)
Changes in estimated future development costs, net of current                 48,303              (284,951)               (197,414)
development costs
Acquisition of minerals in place                                              --               $  1,212,580                      --
Revision of previous estimates                                                --                (7,325,041)               3,239,923
Changes in production rate and other                                          --                         --               4,229,059
Accretion of discount                                                         --                         --                 528,243
End of year                                                                5,875,253           $  4,377,001            $ 14,874,872
                                                                         ===========          ==============          ==============

Selected Quarterly Financial Data (amounts in thousands, except per share data)
(Unaudited):


                                                                                   QUARTER ENDED
                                                                                   -------------

                                                        MARCH 31       JUNE 30      SEPTEMBER 30      DECEMBER 31          TOTAL
                                                            2002          2002              2002             2002           2002
                                                            ----          ----              ----             ----           ----
Total Revenues                                            $1,076        $1,130            $1,047           $1,119         $4,372
Net Income (loss) before taxes                            $(160)      $(1,833)             $(60)             $140       $(1,913)
Cumulative effect of an accounting change                 $3,516            --                --               --         $3,516
Net Income                                                $3,356      $(1,369)             $(60)           $(210)         $1,717

Earnings (loss) per Common Share
-Basic and Diluted                                        $ 1.27      $ (0.52)         $  (0.02)         $ (0.08)         $ 0.65


                                                                                 QUARTER ENDED

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2001        2001               2001              2001          2001
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,475      $1,253           $  1,002            $  974       $ 4,704
Net Income (loss) before taxes                           $ 352       $ 767           $  (277)          $  (931)        $ (89)
Net Income                                               $ 195       $ 524           $  (177)          $  (681)       $ (139)

Earnings (loss) per Common Share
-Basic and Diluted                                      $ 0.07      $ 0.20          $  (0.07)         $  (0.24)      $ (0.05)