Form 10-Q
period 2003-03-31
ISRAMCO INC
filed 2003-05-15
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    CHECK ONE

  |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                       or

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

     The number of shares outstanding of the registrant's Common Stock as May 15, 2003 was 2,639,853.

                                     INDEX

                                                                         Page
PART I - FINANCIAL INFORMATION

  Forward looking statements                                             (i)

Item 1.  Financial Statements

  Consolidated Balance Sheets at March 31, 2003 and December 31, 2002     1

  Consolidated Statements of Operations for the three months ended
    March 31, 2003 and 2002                                               2

  Consolidated Statements of Cash Flows for the three months ended
   March 31, 2003 and 2002                                                3

  Notes to Consolidated Financial Statements                              4

Item 2.  Management's discussion and analysis of financial statements     7

Item 3. Quantitative and Qualitative Disclosures about Market Risk        10

Item 4. Controls and Procedures                                           10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 11

Item 2. Changes in Securities                                             11

Item 3. Defaults upon senior securities                                   11

Item 4. Submission of Matters to a Vote of Security Holders               11

Item 5. Other Information                                                 11

Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                12

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act          13


                                       (i)

                           FORWARD LOOKING STATEMENTS

     CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING EXPLORATION AND DRILLING PLANS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE GROWTH, FUTURE EXPLORATION, FUTURE GEOPHYSICAL AND GEOLOGICAL DATA, GENERATION OF ADDITIONAL PROPERTIES, RESERVES, NEW PROSPECTS AND DRILLING LOCATIONS, FUTURE CAPITAL EXPENDITURES, SUFFICIENCY OF WORKING CAPITAL, ABILITY TO RAISE ADDITIONAL CAPITAL, PROJECTED CASH FLOWS FROM OPERATIONS, OUTCOME OF ANY LEGAL PROCEEDINGS, DRILLING PLANS, THE NUMBER, TIMING OR RESULTS OF ANY WELLS, INTERPRETATION AND RESULTS OF SEISMIC SURVEYS OR SEISMIC DATA, FUTURE PRODUCTION OR RESERVES, LEASE OPTIONS OR RIGHTS, PARTICIPATION OF OPERATING PARTNERS, CONTINUED RECEIPT OF ROYALTIES, AND ANY OTHER STATEMENTS REGARDING FUTURE OPERATIONS, FINANCIAL RESULTS, OPPORTUNITIES, GROWTH, BUSINESS PLANS AND STRATEGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                      (ii)

                                        ISRAMCO INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                 (in thousands except for share information)


                                                                                  March 31,     December 31,
                                                                                    2003            2002
                                                                                    ----            ----
                                                                                 (Unaudited)
                                                    ASSETS
Current assets:
     Cash and cash equivalents                                                     $  1,844      $  1,617
     Marketable securities, at market                                                 3,328         3,177
     Accounts receivable                                                                629           558
     Prepaid expenses and other current assets                                          271           441
                                                                                   --------      --------
           Total current assets                                                       6,072         5,793

Property and equipment (successful efforts method for oil and gas                     3,308         3,505
properties)
Real estate                                                                           1,888         1,887
Marketable securities, at market                                                      7,745         7,733
Investment in affiliates                                                              8,976         8,641
Deferred tax asset                                                                      850           887
Other                                                                                   221           221

                                                                                   --------      --------
           Total assets                                                            $ 29,060      $ 28,667
                                                                                   ========      ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                            1,595         2,175
                                                                                   --------      --------
           Total current liabilities                                                  1,595         2,175
                                                                                   --------      --------

Commitments, contingencies and other matters

Shareholders' equity:
     Commonstock $.0l par value; authorized 7,500,000 shares; issued 2,669,120 shares; outstanding 2,639,853 at March 31,2003
           and December 31,2002                                                          27            27
     Additional paid-in capital                                                      26,240        26,240
     Retained earnings                                                                 1835           933
     Accumulated other comprehensive income (loss)                                     (473)         (544)
     Treasury stock, 29,267 shares at                                                  (164)         (164)
           March 31, 2003 and December 31, 2002
                                                                                   --------      --------
           Total shareholders' equity                                                27,465        26,492
                                                                                   --------      --------
           Total liabilities and shareholders' equity                              $ 29,060      $ 28,667
                                                                                   ========      ========

                             See notes to the consolidated financial statements.


                           ISRAMCO INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except for share information)
                                    (Unaudited)


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        2003               2002
                                                        ----               ----
REVENUES:
     Operator fees from related party               $        53        $        83
     Oil and gas sales                                      807                516
     Interest income                                        168                191
     Office services to related party                       200                286
     Gain on marketable securities, net                     135                 --
     Equity in net gain of investees                        238                 --
     Other income                                           373                 --
                                                    -----------        -----------
Total revenues                                      $     1,974        $     1,076
                                                    -----------        -----------

COSTS AND EXPENSES:
     Financial expenses                                       2                104
     Depreciation, depletion and
     amortization                                           154                118
     Lease operating expenses and
     severance taxes                                        219                180
     Exploration costs                                       22                  2
     Operator expense                                       247                187
     General and administrative                             279                410
     Loss on marketable securities, net                      --                105

     Equity in net loss of investees                         --                130
     Impairment of oil and gas assets                       150                 --
                                                    -----------        -----------
Total expenses                                      $     1,073        $     1,236
                                                    -----------        -----------
Income (loss) before income taxes                           901               (160)

Income taxes                                                 --                 --
                                                    -----------        -----------
Net income (loss) from continuing operations        $       901        $      (160)
                                                    ===========        ===========

Cumulative effect of accounting change                       --              3,516
                                                    ===========        ===========
Net income                                          $       901        $     3,356
                                                    ===========        ===========
Earnings per common share-basic and diluted
Continuing operations                               $      0.34        $     (0.06)
Cumulative effect of accounting change                       --        $      1.33
                                                    -----------        -----------
                                                    $      0.34        $      1.27
                                                    ===========        ===========
Weighted average number of shares
   outstanding-basic and diluted                      2,639,853          2,639,853
                                                    ===========        ===========

                See notes to the consolidated financial statements.


                               ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (Unaudited)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  2003          2002
                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $   901        $ 3,356
     Adjustments to reconcile net income to net
     cash provided by operating activities:

     Depreciation, depletion and amortization                      154            118
     Impairment of oil and gas assets                              150
     Loss (gain) on marketable securities                         (135)           127
     Equity in net loss (gain) of investees                       (238)           130
     Cumulative effect of accounting change                         --         (3,516)
     Deferred taxes                                                 --
     Changes in assets and liabilities:
     Accounts receivable                                           (71)           107
     Prepaid expenses and other current assets                     170           (124)
     Accounts payable and accrued liabilities                     (580)           (77)
                                                               -------        -------
     Net cash provided by operating activities                     351            121
                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Addition to property and equipment                           (107)          (361)
     Purchase of marketable securities                            (100)          (867)
     Proceeds from sale of marketable securities                    84            335
     Purchase of convertible promissory note                        --            (50)
                                                               -------        -------

     Net cash (used in) provided by investing activities          (123)          (943)
                                                               -------        -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               228           (822)

Cash and cash equivalents-beginning of year                      1,616          4,280
                                                               -------        -------
Cash and cash equivalents-end of period                        $ 1,844        $ 3,458
                                                               =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for taxes                                         --
                                                                              =======

                    See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain re-classification of prior year amounts have been made to conform to current presentation.

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

NOTE 4 - ACCOUNTING CHANGES

In June 2002, the Financial Accounting Standard Board (FASB) issued SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES WHICH NULLIFIES EITF 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFIT AND OTHER EXIT COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between Statement 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantee. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and disclosure - an amendment of FASB Statement No. 123" (SFAS 148"). SFAS 148 permits two additional methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results. The Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of

SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statement for interim periods beginning after December 15, 2002.

The Company has decided to continue accounting for its options in accordance with APB 25.

NOTE 5 - OIL AND GAS PROPERTIES

Although the company continues to seek to acquire oil and gas properties, no such purchases were made in the first three months of 2003.

In the three month period ended March 31, 2003, drilling costs in the amount of approximately $107,000 were capitalized.

The Company also recorded an impairment expense in the amount of $150,000 relating to the write-off of its investment in the Marine III Permit in the Congo.

NOTE 6 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                               For the Three Months Ended March 31,
                                               ------------------------------------
                                               2003                             2002
                                               ----                             ----
                                      Income           Shares          Income          Shares
                                      ------           ------          ------          ------
Earnings per common share-Basic     $  551,000        2,639,853     $  3,356,000      2,639,853
Effect of dilutive securities:      ==========       ==========     ============     ==========
Stock Options                       $  551,000        2,639,000     $  3,356,000      2,639,853

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


GEOGRAPHIC SEGMENT

                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                              ------       ------      ------          -----
Identifiable assets at March 31, 2003        $  3,137     $     72    $    228       $  3,209
Cash and corporate assets                                                            $ 25,851
                                                                                     --------

Total Assets at March 31, 2003                                                       $ 29,060
                                                                                     ========

Identifiable assets at December 31, 2002     $  3,178     $     177    $    150      $  3,505
Cash and corporate assets                                                            $ 25,162
                                                                                     --------

Total Assets at December 31, 2003                                                    $ 28,667
                                                                                     ========
Three Months Ended March 31, 2003

Sales and other operating revenue            $    825     $    235    $     --       $   1,060
Costs and operating expenses                 $   (389)    $   (253)   $   (150)      $   (792)
                                             --------     --------    --------       --------
Operating profit                             $    436     $    (18)   $   (150)      $    268
                                             ========     ========    ========
Financial Income, net                                                                $    167
General corporate expenses                                                           $   (279)
Gain on marketable securities and
 equity in net gain of investees                                                     $    395
                                                                                     --------
Net income from continuing operations                                                $    551
                                                                                     ========

Three Months Ended March 31, 2002

Sales and other operating revenue            $    557     $    328    $     --       $    885
Costs and operating expenses                 $   (293)    $   (194)   $     --       $   (487)
                                             --------     --------    --------       --------
Operating profit                             $    264     $    134    $     --       $    398
                                             ========     ========    ========
Financial Income, net                                                                $     87
General corporate expenses                                                           $   (410)
Loss on marketable securities and
 equity in net loss of investees                                                     $   (235)
                                                                                     --------
Net Loss from continuing operations                                                  $   (160)
                                                                                     ========

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the three month period ended March 31, 2003 and 2002 was as follows:

                                                            Three months
                                                           ended March 31,
                                                        2003             2002
                                                        ----             ----
Net Income                                            $   551         $ 3,356
Other comprehensive gain (loss)
-available - for - sale securities                    $    35         $  (149)
-foreign currency translation adjustments             $    63         $  (341)
                                                       -------          -----
Comprehensive income (loss)                           $   649         $ 2,866
                                                       =======          =====

Note 9- Other Income

Other income includes a sum of $350,000 which represents the settlement of a liability recorded in connection with a well drilled in Marine 9 Permit and was recorded during 2002 as exploration costs.

NOTE 10 - CONTINGENCIES

The Company is involved in a dispute with a contractor relating to drilling costs of the Tilapia well in Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of March 31, 2003.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The increase in the Company's consolidated cash and cash equivalents of $ 228,000 from $1,616,000 at December 31, 2002 to $ 1,844,000 at March 31, 2003,
is primarily attributable to increased retail gas prices in the United States.

         Net cash used in investing activities for the three-month period ended March 31, 2003 was $123,000 as compared to $943,000 used during the three-month period ended March 31, 2002. The decrease is primarily attributable to decreased investment in marketable securities and in property and equipment.

         The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

         The Company reported net income of $901,000 ($0.34 per share) for the three-month period ended March 31, 2003 compared to net income of $3,356,000 ($1.27 per share) for the same period in 2002. The relatively higher net income for the 2002 period compared to the income for the same period in 2003 is primarily attributable to non-cash income booked as a result of the cumulative effect of accounting changes deriving from the Company's adoption, as of January 1st 2002, of SFAS 141 "Business Combination" and SFAS 142 "Goodwill and Intangible Assets". The increase in net income from continuing operations during the three months ended March 31, 2003 compared to the same period in 2002 is primarily attributable to an increase in oil and gas prices, a gain on marketable securities and the settlement of a liability for a well drilled in Marine 9 Exploration Permit in the Congo in 2002.

Set forth below is a break-down of these results.


United States

Oil and Gas Revenues (in thousands)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                   2003                  2002

Oil Volume Sold (Bbl)                                   5                     6

Gas Volume Sold (MCF)                                 134                   177

Oil Sales ($)                                         142                   102

Gas Sales ($)                                         665                   414

Average Unit Price

Oil ($/Bbl) *                                      $ 29.90              $ 16.95
Gas ($/MCF) **                                     $  4.94              $  2.33


     o    Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

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

MED YAVNE LEASE

         The Med Yavne Lease covers approximately 53 square kilometers (approximately 12,000 acres). The Company's participation share of the Med Yavne Lease is 0.4585%.

MED ASHDOD LEASE

         The Med Ashdod Lease covers approximately 250 square kilometers (approximately 62,000 acres). The Company serves as the operator of the Med Ashdod Lease and holds a 0.3625% interest therein.

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

     As no decision has yet been taken, the Operator has determined to postpone the drilling of Nitzanim and, in lieu of such drilling, has presented an alternative work program as follows: (i) During 2003 - drill a confirmation gas well (Nir-2) in the Nir field, with a total budget of approximately $10 million;
(ii) During 2004 - drill Nizanim-1 to total depth of 5300 meters (17,400 feet), with a total budget of approximately $35 million.

     At a partners meeting held on April 3, 2003, some of the partners announced their readiness to participate in the confirmation well. On April 30, 2003, the operator, on behalf of Isramco Negev 2 Limited Partnership, one of the partners, issued to the partners a sole risk notice regarding the drilling of the confirmation gas well (Nir-2). The well is planned to a total depth of 2050 meters (6,725 feet), with a total budget of approximately $10.5 million. In accordance with the Joint Operating Agreement the partners may elect to participate in the well within 30 days after receipt of the sole risk notice. At the time of the filing of this report, partners holding, in the aggregate, approximately a 48.2% interest in the Lease, replied and confirmed participation in the well. Non-participating partners stand to forfeit their participating interest in the drilling project.

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

MARINE SOUTH LICENSE

          In January 2002, Israeli Petroleum Commissioner issued a license in respect of the area covered by the Marine South permit (hereinafter, the "Marine South License"), which license continues in effect through January 15, 2005 and is subject to (i) the performance of a seismic 3D survey and the processing of the results thereof no later than January 15, 2003, (ii) the preparation of an oil drilling prospect by July 15, 2003 and (iii) the drilling of a well no later than January 15, 2004. In March 2003,the Petroleum Commissioner granted an eight month extension for the period in which the above work plan is to be performed. The Company serves as operator of the License and holds a 1% participation interest in the License; the remaining participation interests are held by affiliated entities.

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

         The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2002 are approximately 109,183 net barrels of proved developed producing oil and 3,381 MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

         In March 2003 gas production from the Hoover 4 well located in Oklahoma commenced.

                   SUMMARY OF EXPLORATION EFFORTS IN THE CONGO

         The oil and gas properties in the Congo consist of the Marine III Exploration Permit and the Marine 9 Exploration Permit. The Company holds 25% participation interest in the Marine III Exploration Permit (through Naphtha Congo Ltd.). The Company's participation interest in the Marine 9 Exploration Permit is 5%, held through Naphtha Congo Limited Partnership ("Naphtha Congo"). The remaining participants in the Marine 9 License are recognized widely-known oil companies.

         In April 2003, Naphtha Congo Ltd. received notice from the Congolese Ministry of Oil that the Republic of the Congo has decided to retrieve the rights of Naphtha Congo Ltd. in Marine III, providing as a reason therefore the company's non-perform of the required work program. Naphtha Congo, the operator of the Marine III Exploration Permit, has decided to discontinue the planned work program principally because it did not believe that the continuation of such program was commercially reasonable. Under applicable law, the Congolese Government is entitled to request reimbursement in the amount of funds not expended on the required work program. Based on the foregoing and management's belief that the value of the Company's investment has been impaired, the Company wrote-off during the three months ended March 31, 2003 the amount of $150,000, representing the Company's investment in Marine III Permit.

OPERATOR'S FEES

         During the three months ended March 31, 2003, the Company earned $53,000 in operator fees compared to $83,000 respect of the same period in 2002.

OIL & GAS REVENUES

         For the three months ended March 31, 2003, the Company had oil and gas revenues of $ 807,000 compared to $516,000 for the same period in 2002. The increase in the 2003 period as compared to the same period in 2002 is primarily attributable to increased of oil & gas prices.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

         Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the three months ended on March 31, 2003 were $219,000 compared to $180,000 for the same period in 2002. The increase in lease operating expenses during the 2003 period as compared to the 2002 period is primarily attributable to the higher operating expenses associated with the oil and gas wells in the United States.

OIL AND GAS EXPLORATION COSTS

        During the three months ended March 31, 2003, the Company expended $22,000 in oil and Gas Exploration, as compared to $2,000 for the same period in 2002.

IMPAIRMENT OF OIL AND GAS INTERESTS

         During the three months ended March 31, 2003, the Company wrote-off the amount of $150,000, representing the Company's investment in the Marine III Permit in the Congo. The Company's decision was based on management's assessment that the value of such investment has been impaired. See "Summary of Exploration Efforts in the Congo".

INTEREST INCOME

         Interest income during the three months ended March 31, 2003 was $168,000 compared to $191,000 for the same period in 2002. The increase in interest income earned by the company during the three months ended March 31, 2003 compared to the comparable period in 2002 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

         During the three months ended March 31, 2003, the Company recognized net realized and unrealized gain on trading securities of $135,000 compared to net realized and unrealized losses of $105,000 for the same period in 2002.

         Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

OPERATOR EXPENSE

         Operator expenses were primarily in connection with oil & gas fields in the United States. Operator expenses for the 2003 period were $247,000 compared to $187,000 for the 2002 period. The increase in operator expenses during the 2003 period compared to the same period in 2002 is primarily attributable to increased salary expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three month period ended March 31, 2003 were $279,000 as compared to $410,000 for the same period in 2002. The decrease in general and administrative expenses during the 2003 period as compared to the same period in 2002 is primarily attributable to professional services rendered by related and third parties during the three months ended March 31,2002.

OTHER INCOME

         Other Income includes a sum of $350,000 which represents the settlement of a liability recorded in connection with a well drilled in Marine 9 Permit and was recorded during 2002 as exploration costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change in these market risks since the end of the fiscal year 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        The Company, together with Naphtha Congo Ltd. an Israeli and related entity ("Naphtha Congo"), were served in October 2002 in District Court of Harris County, Texas, with summons and complaint by Romfor International, Ltd., a contractor ("Contractor") who provided drilling services in the Tilapia permit in the Congo, alleging breach of contract and damages of approximately $1.5 million and moving for court ordered arbitration. The Contractor and Naphtha Congo entered into a drilling agreement in October 2000 with respect to the Tilapia 1 well. The Company indirectly held, through Naphtha Congo, a 50% participation interest in the Tilapia 1 well.

        The Company filed its answer on October 18, 2002, wherein it denied all allegations made and denied that it is a proper party to the suit and moved to dismiss the complaint. On March 20, 2003, the court granted the Company's motion to dismiss the complaint against it and concurrently granted Contractor's motion to compel arbitration against Naphtha Congo. The dismissal of the lawsuit against the Company is not final and the Contractor is entitled, under certain conditions, to move for a new trail of motion for reconsideration.

ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(i) Exhibits

        99.1 Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ISRAMCO, INC.





DATE: MAY 15, 2003                       BY /s/ HAIM TSUFF
                                         -----------------
                                         CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                         OFFICER AND PRINCIPAL FINANCIAL OFFICER

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions and about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 15, 2003

                                 /s/ HAIM TSUFF
                                 --------------
                                 HAIM TSUFF
                                 CHIEF EXECUTIVE OFFICER
                                 (AND PRINCIPAL FINANCIAL OFFICER)