Form 10-Q
period 2003-06-30
ISRAMCO INC
filed 2003-08-14
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


CHECK ONE

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003


                                       or


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

     The number of shares outstanding of the registrant's Common Stock as of August 14, 2003 was 2,639,853.

                         PART I - FINANCIAL INFORMATION:


                                                                           Page

Item 1. Financial Statements                                               (ii)

      Consolidated Balance Sheets at June 30, 2003 and December 31, 2002     1

      Consolidated Statements of Operations for the three and six months
      ended June 30, 2003 and 2002                                           2

      Consolidated Statements of Cash Flows for the six months ended
      June 30, 2003 and 2002                                                 3

      Notes to Consolidated Financial Statements                             4

Item 2. Management's discussion and analysis of financial statements        10

Item 3. Quantitative and Qualitative Disclosures about Market Risk          14

Item 4. Controls and Procedures                                             14

PART II. OTHER INFORMATION                                                  15

Item 1. Legal Proceedings                                                   15

Item 2. Changes in Securities & Use of Proceeds                             15

Item 3. Defaults upon senior securities                                     15

Item 4. Submission of Matters to a Vote of Security Holders                 15

Item 5. Other Information                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    16

Signatures                                                                  17

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

                                      (ii)


                                   ISRAMCO INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                            (in thousands except for share information)
                                            (Unaudited)


                                                                                    June 30,      December 31,
                                                                                      2003            2002
                                                                                    --------      -----------
                                                                                   (Unaudited)      (Audited)
                                              ASSETS
Current assets:
     Cash and cash equivalents                                                         2,052           1,617
Marketble securities, at market                                                        3,755           3,177
     Accounts receivable                                                                 610             558
     Prepaid expenses and other current assets                                           167             441
                                                                                     -------         -------
           Total current assets                                                        6,584           5,793

Property and equipment (successful efforts method for oil and gas properties)          3,410           3,505
Real Estate                                                                            1,887           1,887
Marketable securities, at market                                                       8,071           7,733
Investment in affiliates                                                              10,717           8,641

Deferred tax asset                                                                       467             887
Other                                                                                    221             221
                                                                                     -------         -------
           Total assets                                                               31,357          28,667
                                                                                     =======         =======

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                             1,205           2,175
                                                                                     -------         -------
           Total current liabilities                                                   1,205           2,175


Commitments, contingencies and other matters

Shareholders' equity:
     Common stock $.0l par value; authorized 7,500,000
           shares; issued 2,669,120 shares; outstanding
           2,639,853 at June 30,2003                                                      27              27
           and December 31,2002
     Additional paid-in capital                                                       26,240          26,240
     Retained Earnings                                                                 3,779             933
     Accumulated other comprehensive income (loss)                                       270            (544)

     Treasury stock, 29,267 shares at
           June 30, 2003 and December 31, 2002                                          (164)           (164)
                                                                                     -------         -------

           Total shareholders' equity                                                 30,152          26,492
                                                                                     -------         -------

           Total liabilities and shareholders' equity                                 31,357          28,667
                                                                                     =======         =======

See notes to the consolidated financial statements.


                                           ISRAMCO INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands except for share information)
                                                    (Unaudited)


                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                           June 30,
                                                 -----------------------------       -----------------------------
                                                     2003              2002              2003              2002
                                                 -----------       -----------       -----------       -----------
REVENUES:
     Operator fees from related party                     52                64               105               147
     Oil and gas sales                                   964               625             1,771             1,141
     Interest income                                     257               105               452               296
     Office services to related party                    226               227               426               513
     Gain on Marketable securities                       464                --               612                --
     Equity in net income of investees                   941                --             1,179                --
     Other Income                                         38                --               411                --
                                                 -----------       -----------       -----------       -----------
Total revenues                                         2,982             1,021             4,956             2,097
                                                 -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
     Financial expenses                                   30                84                32               188
     Depreciation, depletion and
     amortization                                        158               962               312             1,080
     Lease operating expenses and
     severance taxes                                     201               257               420               437
     Exploration costs                                    --               841                22               843
     Operator expense                                    185               155               386               342
     General and administrative                          423               292               788               702
     Loss on marketable securities                        --                88                --               193
     Equity in net loss of investees                      --               176                --               306
     Impairment of oil and gas assets                     --                --               150                --
                                                 -----------       -----------       -----------       -----------
Total expenses                                           997             2,855             2,110             4,091
                                                 -----------       -----------       -----------       -----------
Income (loss) before income taxes                      1,945            (1,834)            2,846            (1,994)

Income taxes                                              --               464                --               464
                                                 -----------       -----------       -----------       -----------
Net income (loss) from continuing operation            1,945            (1,370)            2,846            (1,530)

Cumulative Effect of Accounting change                    --                --                --             3,516
                                                 -----------       -----------       -----------       -----------
Net income (Loss)                                      1,945            (1,370)            2,846             1,986

                                                 ===========       ===========       ===========       ===========
Earnings per common share-basic
continuing operation                                    0.74             (0.52)             1.08             (0.58)
Cumulative Effect of Accounting change                    --                --                --              1.33
                                                 -----------       -----------       -----------       -----------
                                                        0.74             (0.52)             1.08              0.75
                                                 ===========       ===========       ===========       ===========
Weighted average number of shares
   outstanding-basic                               2,639,853         2,639,853         2,639,853         2,639,853
                                                 ===========       ===========       ===========       ===========
Earnings per common share-diluted
continuing operation                                    0.74             (0.52)             1.08             (0.58)
Cumulative Effect of Accounting change                    --                --                --              1.33
                                                 -----------       -----------       -----------       -----------
                                                        0.74             (0.52)             1.08              0.75
                                                 ===========       ===========       ===========       ===========

Weighted average number of shares
   outstanding-diluted                             2,639,853         2,639,853         2,639,853         2,639,853
                                                 ===========       ===========       ===========       ===========

See notes to the consolidated financial statements.


                            ISRAMCO INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (Unaudited)


                                                          Six Months Ended June 30,
                                                          -------------------------
                                                             2003           2002
                                                            ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              2,846          1,986
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion and amortization                  312            232
     Impairment of oil and gas assets                          150             --
     Dry hole costs                                             --          1,657
     Loss (gain) on marketable securities                     (612)           258
     Equity in net loss (gain) of investees                 (1,179)           306
     Cumulative effect of an Accounting change                  --         (3,516)
     Deferred taxes                                             --           (464)
     Changes in assets and liabilities:
     Accounts receivable                                       (52)          (117)
     Prepaid expenses and other current assets                 274           (289)
     Accounts payable and accrued liabilities                 (970)           149
                                                            ------         ------
     Net cash provided by operating activities                 769            201
                                                            ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Addition to property and equipment                       (368)          (450)
     Purchase of Real Estate                                    --         (1,202)
     Purchase of marketable securities                        (135)        (2,768)
     Proceeds from sale of marketable securities               169            704
     Purchase of convertible from promissory note               --            (50)
                                                            ------         ------

     Net cash used in investing activities                    (334)        (3,766)
                                                            ------         ------

NET INCREASE (Decrease) IN CASH AND CASH EQUIVALENTS           435         (3,565)

Cash and cash equivalents-beginning of year                  1,617          4,280
                                                            ------         ------
Cash and cash equivalents-end of period                      2,052            715
                                                            ======         ======

See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain re-classification of prior year amounts have been made to conform to current presentation.

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

NOTE 4 - ACCOUNTING CHANGES

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires gains and losses on early extinguishment of debt to not be classified as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 further requires any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented to be reclassified. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified to interest expense. The adoption of SFAS No. 145 had no effect on the Company's consolidated financial position, consolidated results of operations, or cash flows.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity's stock-based employee compensation in interim financial statements. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect the Company's financial condition or results of operations if the Company elects to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 requires the Company to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003 (see Note 1).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial position, consolidated results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150; therefore, adopting the provisions of SFAS No. 150 had no effect on the Company's consolidated financial position, consolidated results of operations, or cash flows.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no effect on the Company's consolidated financial position, consolidated results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). The interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Company has not utilized such entities and therefore the adoption of FIN No. 46 had no effect on the Company's consolidated financial position, consolidated results of operations, or cash flows.

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." the adoption of this issue did not have a material impact on the Company's consolidated financial position, consolidated results of operations, or cash flows.

NOTE 5 -- OIL AND GAS PROPERTIES

During the six month period ended June 30, 2003, the Company Purchased a 55% working interest in 13 gas wells located in west Texas. During the six month period ended June 30, 2003, the Company recorded an impairment expense in the amount of $150,000 relating to the write-off of its investment in the Marine III Permit in the Congo.

NOTE 6 -- EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                                 For the Six Months Ended June 30,
                                               -------------------------------------
                                               2003                             2002
                                               ----                             ----
                                       Income          Shares          Income          Shares
                                       ------          ------          ------          ------
Earnings per common share-Basic      $2,846,000      2,639,853       $1,986,000      2,639,853
Effect of dilutive securities:
Stock Options                        $2,846,000      2,639,853       $1,986,000      2,639,853
                                    ===========    ===========      ===========    ===========

NOTE 7 -- GEOGRAPHICAL SEGMENT INFORMATION

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


GEOGRAPHIC SEGMENT

                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                              ------       ------      ------          -----
Identifiable assets at June 30, 2003           6,065           71          --          6,136
Cash and corporate assets                                                             25,221
                                                                                     -------

Total Assets at June 30, 2003                                                         31,357
                                                                                     =======

Identifiable assets at December 31, 2002       3,178          177         150          3,505

Cash and corporate assets                                                             25,162
                                                                                     -------

Total Assets at December 31, 2002                                                     28,667

Six Months Ended June 30, 2003

Sales and other operating revenue              1,837          465          --          2,302
Costs and operating expenses                    (742)        (398)       (150)        (1,290)
                                              ------       ------      ------        -------

Operating profit                               1,095           67        (150)         1,012
                                              ======       ======      ======

Financial Income, net                                                                    420
General corporate expenses                                                              (788)

Gain on marketable securities and
equity in net loss of investees                                                        1,791
Other income                                                                             411

Net Income from continuing operations                                                -------
                                                                                       2,846
                                                                                     =======
Six Months Ended June 30, 2002

Sales and other operating revenue              1,214          587          --          1,801
Costs and operating expenses                  (1,537)        (356)       (809)        (2,702)
                                              ------       ------      ------        -------

Operating profit                                (323)         231        (809)          (901)
                                              ======       ======      ======

Financial Income, net                                                                    108

General corporate expenses                                                              (702)

Loss on marketable securities and
equity in net loss of investees                                                         (499)

Income Taxes                                                                             464
                                                                                     -------

Net Loss from continuing operations                                                   (1,530)
                                                                                     =======

Three Months Ended June 30, 2003

Sales and other operating revenue              1,012           230         --          1,242
Costs and operating expenses                   ((438)       ((145))        --           (583)
                                              ------       ------      ------        -------
Operating profit                                 574          185          --            659
                                              ======       ======      ======

Financial Income, net                                                                    253
General corporate expenses                                                              (423)

Gain on marketable securities and
equity in net loss of investees                                                        1,418
Other income                                                                              38
                                                                                     -------

Net Income from continuing operations                                                  1,945
                                                                                     =======

Three Months Ended June 30, 2002

Sales and other operating revenue                687          259          --            946
Costs and operating expenses                  (1,274)        (162)       (809)        (2,245)
                                              ------       ------      ------        -------
Operating profit                                (587)          97        (809)        (1,299)
                                              ======       ======      ======
Financial Income, net                                                                     21
General corporate expenses                                                              (292)

Loss on marketable securities and
equity in net loss of investees                                                         (264)

Income Taxes                                                                             464
                                                                                     -------

Net Loss from continuing operations                                                   (1,370)
                                                                                     =======

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the six month and three month period ended June 30, 2003 and 2002 was as follows: (in thousands)


                                                            Six months
                                                          ended June 30,
                                                    2003                 2002
                                                    ----                 ----
Net Income                                         2,846                1,986
Other comprehensive gain (loss)
-available - for - sale securities                   223                 (252)
-foreign currency translation adjustments            592                 (721)
                                                  ------               ------
Comprehensive income (loss)                        3,661                1,013
                                                  ======               ======

                                                           Three months
                                                          ended June 30,
                                                    2003                 2002
                                                    ----                 ----
Net Income                                         1,945               (1,370)
Other comprehensive gain (loss)
-available - for - sale securities                   216                 (103)
-foreign currency translation adjustments            529                 (380)
                                                  ------              -------
Comprehensive income (loss)                        2,690               (1,853)
                                                  ======              =======


NOTE 9 - CONTINGENCIES

The Company is involved in a dispute with a contractor relating to drilling costs of the Tilapia well in Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of June 30, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's consolidated cash and cash equivalents of $435,000 from $1,617,000 at December 31, 2002 to $2,052,000 at June 30, 2003, is
primarily attributable to increased retail gas prices in the United States;

     Net cash used in investing activities for the six-month period ended June 30, 2003 was $334,000 as compared to $3,766,000 used during the six-month period ended June 30, 2002. The decrease is primarily attributable to a reduction in investment in marketable securities and in property and equipment.

     The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

     Six Months Ended June 30, 2003 (the "2003 Period") Compared to the Six Months Ended June 30, 2002 (the "2002 Period") and the three months ended June 30, 2003 compared to the three months ended June 30,2002.

     The Company reported net income of $2,846,000 ($1.08 Per share) for the 2003 Period compared to a net income of $1,986,000 ($0.75 Per share) for the 2002 Period and income of $1,945,000 ($0.74 Per share) for the three months ended June 30, 2003, compared to a loss of $1,370,000 ($0.52 Per share) for the comparable period in 2002. The relatively higher net income for the 2003 Period compared to the 2002 Period as well as for the three months ended June 30, 2003 compared to the same period in 2002 is primarily attributable to an increase in revenues from oil and gas sales resulting from higher oil and gas prices, gains on marketable securities, the recording of a loss of $1,657,000 during the 2002 Period in connection with the drilling of the Read well in Texas and an additional well in Congo (Marine 9 permit), both of which were plugged and abandoned, and the recording of a net profit of $1,179,000 during the 2003 Period in connection with an increase in the net income of Isramco Negev 2 Limited Partnership and I.N.O.C Dead Sea Limited Partnerships, affiliate-investees of the Company, resulting primarily from unrealized gains on marketable securities by such affiliates (compared to a loss of $306,000 for the comparable period in 2002).

Set forth below is a break-down of these results.



United States

Oil and Gas Revenues (in thousands)

                   Three Months ended June 30      Six Months Ended June 30
                   --------------------------     --------------------------
                          2003        2002           2003           2002

Oil Volume Sold (Bbl)        4           5            8.7             11

Gas Volume Sold (MCF)      161         192            308            370

Oil Sales ($)              105         120            247            223

Gas Sales ($)              859         503          1,526            917

Average Unit Price

Oil ($/Bbl) *            26.27       22.98          28.24          19.77

Gas ($/MCF) **            5.33        2.62           5.16           2.48

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

     At a partners meeting held on April 3, 2003, certain of the partners announced their readiness to participate in the confirmation well. On April 30, 2003, the operator, on behalf of Isramco Negev 2 Limited Partnership, one of the partners, issued to the partners a sole risk notice regarding the drilling of the confirmation gas well (Nir-2). The well is planned to a total depth of 2050 meters (6,725 feet), with a total budget of approximately $10.5 million and expected to be drill at September 1, 2003. As certain of the partners declined to participate in the well, the participation of Isramco Negev 2 Limited Partnership in the well increased to 67%.

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

     In March 2003 gas production from Hoover 4 well located in Oklahoma commenced. In June 2003 the company purchased a 55% working Interest in 13 existing wells located in west Texas. The Company intends to re-enter the wells for the purpose of gas production.

                   SUMMARY OF EXPLORATION EFFORTS IN THE CONGO

     The oil and gas properties in the Congo consist of the Marine III Exploration Permit and the Marine 9 Exploration Permit. The Company holds 25% participation interest in the Marine III Exploration Permit (through Naphtha Congo Ltd.). The Company's participation interest in the Marine 9 Exploration Permit is 5%, held through Naphtha Congo Limited Partnership ("Naphtha Congo"). The remaining participants in the Marine 9 License are recognized oil companies.

     In March 2003, Naphtha Congo, the operator of the Marine III Exploration Permit, decided to discontinue the planned work program principally because it did not believe that the continuation of such program was commercially reasonable. Based on management's belief that the value of the Company's investment has been impaired, the Company wrote-off during the six months ended June 30, 2003 the amount of $150,000, representing the Company's investment in Marine III Permit.

     In April 2003, Naphtha Congo received notice from the Congolese Ministry of Oil that the Republic of the Congo has decided to retrieve the rights of Naphtha Congo Ltd. in Marine III, providing as a reason therefore Naphtha Congo's non-perform of the required work program. Under applicable law, the Congolese Government is entitled to request reimbursement in the amount of funds not expended on the required work program. Naphtha Congo received a letter dated May 16, 2003, from the Congolese Government official supervising oil and gas exploration demanding that Naphtha Congo remit an unspecified amount equivalent to the aggregate work obligations that were not undertaken and a penalty of $294,000.

OPERATOR'S FEES

     During the 2003 Period, the Company earned $105,000 in operator fees compared to $147,000 for the 2002 Period and $52,000 for the three months ended June 30, 2002 compared to $ 64,000 for the comparable period in 2002.

OIL & GAS REVENUES

     During the 2003 Period, the Company had oil and gas revenues of $1,771,000 compared to $1,141,000 for the 2002 Period and $964,000 for the three months ended June 30, 2003 compared to $625,000 for the comparable period in 2002. The increase in the 2003 Period is primarily attributable to an increase in oil & gas prices

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

     Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2003 Period were $420,000 compared to $437,000 for the 2002 Period and $201,000 for the three months ended June 30, 2003 compared to $257,000 for the comparable period in 2001.

OIL AND GAS EXPLORATION COSTS

     During the 2003 Period, the Company expended $22,000 in oil and gas exploration, as compared to $843,000 for the same period in 2002. The decrease in oil and gas exploration costs is primarily attributable to a well that was drilled in Texas during 2002 Period. The well was plugged and abandoned.

IMPAIRMENT OF OIL AND GAS INTERESTS

     During the 2003 Period, the Company wrote-off the amount of $150,000, representing the Company's investment in the Marine III Permit in the Congo. The Company's decision was based on management's assessment that the value of such investment has been impaired. See "Summary of Exploration Efforts in the Congo".

INTEREST INCOME

     Interest income in respect of the 2003 Period was $452,000 compared to $296,000 for the 2002 Period and $257,000 in respect of the three months ended June 30, 2003 compared to $105,000 for the same period in 2002. The increase in interest income earned by the company during the 2003 Period as compared to the 2002 Period and during the three months ended June 30,2003 as compared to the same period in 2002 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

     During the 2003 Period, the company recognized a net realized and unrealized gain on trading securities of $612,000 compared to losses of $193,000 for the 2002 Period and gain of $464,000 for the three months ended June 30,2003 compared to a loss of $88,000 for the same period in 2002.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

EQUITY IN NET INCOME OF INVESTEES

     The Company's equity in the net income of investees for the 2003 Period was $1,179,000 compared to a loss of $306,000 for the 2002 Period. The increase is primarily attributable to unrealized gains on marketable securities by Isramco Negev 2 Limited Partnership and I.N.O.C. Dead Sea Limited Partnerships, affiliate-investees of the Company.

OPERATOR EXPENSE

     Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2003 Period were $386,000 compared to $342,000 for the 2002 Period and $185,000 for the three months ended June 30, 2003 compared to 155,000 for the comparable period in 2002. .The increase is primarily attributable to increase of legal expenses during the 2003 Period compare to the 2002 Period.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the 2003 Period were $788,000 compared to $702,000 for the in 2002 Period and $423,000 for the three months ended June 30, 2003 compared to $292,000 for the same period in 2002. The increase in general and administrative expenses during the 2003 Period compared to the 2002 Period is primarily attributable to expenses incurred in the provision of professional services by related and third parties during 2002.

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

     Within 90 days prior to the filing of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e)). Based upon that evaluation, the Chief Executive and Principal

Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

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

     The Company filed its answer on October 18, 2002, wherein it denied all allegations made and denied that it is a proper party to the suit and moved to dismiss the complaint. On March 20, 2003, the court granted the Company's motion to dismiss the complaint against it and concurrently granted Contractor's motion to compel arbitration against Naphtha Congo. Subsequently, the Contractor moved for a new trial and, on July 8, 2003, the court denied the Contractor's motion for a new trial.

ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 10, 2003 and the stockholders voted as to the following: (i) to elect Haim Tsuff, Jackob Maimon, Avihu Ginzberg, Eyal Gibor and Max Pridgeon as directors to serve for a term of one year or until a successor is duly elected and (ii) to ratify the appointment of Mann Frankfort Stein & Lipp CPA, LLP, as auditors for the year ending December 31, 2003.

Voting results are as follows:

                           For           Withheld           Abstain

1. Directors

Haim Tsuff              2,171,404         19,897                --
Jackob Maimon           2,171,304         19,997                --
Avihu Ginzberg          2,171,504         19,797                --
Eyal Gibor              2,171,504         19,797                --
Max Pridgeon            2,171,504         19,797                --


                           For            Against           Abstain

2. Auditors             2,174,021          5,272            12,008

     No other matters were submitted to a vote of stockholders during the three-month period ended June 30, 2003.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(i)  Exhibits

31.  Rule 13a-14(a)/15d-14(a) Certification

32.  Section 1350 Certification

(ii) Reports on Form 8-K

None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ISRAMCO, INC.





DATE: AUGUST 14, 2003                        BY /S/ HAIM TSUFF

                                             CHAIRMAN OF THE BOARD,
                                             CHIEF EXECUTIVE AND
                                             PRINCIPAL FINANCIAL OFFICER