Form 10-Q
period 2003-09-30
ISRAMCO INC
filed 2003-11-14
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                       or

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

     The number of shares outstanding of the registrant's Common Stock as of November 14, 2003 was 2,639,853.


                             PART I - FINANCIAL INFORMATION:


                                                                                   Page

Item 1. Financial Statements                                                       (ii)

        Consolidated Balance Sheets at September 30, 2003 and December 31, 2002      1

        Consolidated Statements of Operations for the three and nine months
        ended September 30, 2003 and 2002                                            2

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2003 and 2002                                                  3

        Notes to Consolidated Financial Statements                                   4

Item 2. Management's discussion and analysis of financial statements                 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                  14

Item 4. Controls and Procedures                                                     14

PART II. OTHER INFORMATION                                                          15

Item 1. Legal Proceedings                                                           15

Item 2. Changes in Securities & Use of Proceeds                                     15

Item 3. Defaults upon senior securities                                             15

Item 4. Submission of Matters to a Vote of Security Holders                         15

Item 5. Other Information                                                           15

Item 6. Exhibits and Reports on Form 8-K                                            15

Signatures                                                                          16


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

                                      (ii)


                              ISRAMCO INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                       (in thousands except for share information)

                                                                         September 30,     December 31,
                                                                             2003              2002
                                                                           --------          --------
                                                                          (Unaudited)        (Audited)
ASSETS
Current assets:
      Cash and cash equivalents                                               5,966            1,617
      Marketable securities, at market                                        3,539            3,177
      Accounts receivable                                                       659              558
      Prepaid expenses and other current assets                                 532              441
                                                                           --------         --------
              Total current assets                                           10,696            5,793

Property and equipment (successful efforts method for
oil and gas properties)                                                       3,412            3,505
Real Estate                                                                   1,887            1,887
Marketable securities, at market                                              5,401            7,733
Investment in affiliates                                                     10,467            8,641
Deferred tax asset                                                              384              887
Other                                                                           221              221
                                                                           --------         --------
              Total assets                                                   32,468           28,667
                                                                           ========         ========

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
      Accounts payable and accrued expenses                                   1,331            2,175
                                                                           --------         --------
Total current liabilities                                                     1,331            2,175

Commitments and contingencies Common stock $.0l par value;
authorized 7,500,000 shares; issued 2,669,120 shares;
outstanding 2,639,853 at September 30,2003 and December 31,2002                  27               27
      Additional paid-in capital                                             26,240           26,240
      Retained Earnings                                                       4,637              933
      Accumulated other comprehensive income (loss)                             397            (544)
      Treasury stock, 29,267 shares at
      September 30, 2003 and December 31, 2002                                 (164)            (164)
                                                                           --------         --------

              Total shareholders' equity                                     31,137           26,492
                                                                           --------         --------
              Total liabilities and shareholders' equity                     32,468           28,667
                                                                           ========         ========


                      See notes to the consolidated financial statements.

                                              -1-


                                   ISRAMCO INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except for share information)
                                            (Unaudited)


                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                       -----------------------     -----------------------
                                                          2003          2002         2003           2002
                                                       ---------     ---------     ---------     ---------
REVENUES:
      Operator fees from related party                       451            52           556           199
      Oil and gas sales                                      941           589         2,712         1,730
      Interest income                                        147           199           599           604
      Office services to related party                       284           181           710           694
      Gain on Marketable securities                           13           ---           625           ---
      Equity in net income of investees                       64           ---         1,243           ---
      Other Income                                            28            26           439            26
                                                       ---------     ---------     ---------     ---------
                                                           1,928         1,047         6,884         3,253
                                                       ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
      Financial expenses                                       8            10            40           198
      Depreciation, depletion and
      Amortization                                           153           118           465           349
      Lease operating expenses and
      severance taxes                                        218           147           638           584
      Exploration costs                                      ---            79            22         1,770
      Operator expense                                       201           255           587           597
      General and administrative                             472           320         1,260         1,066
      Loss on marketable securities                          ---            92           ---           350
      Equity in net loss of investees                        ---            86           ---           392
      Impairment of oil and gas assets                       ---           ---           150           ---
                                                       ---------     ---------     ---------     ---------
Total expenses                                             1,052         1,107         3,162         5,306
                                                       ---------     ---------     ---------     ---------
Income (loss) before income taxes                            876           (60)        3,722        (2,053)

Income (taxes)benefit                                        (18)          ---           (18)          464
                                                       ---------     ---------     ---------     ---------
Net income (loss) from continuing operation                  858           (60)        3,704        (1,589)
Cumulative Effect of Accounting change                        --           ---          ---          3,516
                                                       ---------     ---------     ---------     ---------
Net income (Loss)                                            858           (60)        3,704         1,927
                                                       ==========    =========     =========     =========
continuing operation                                        0.33         (0.02)         1.40         (0,60)
Cumulative Effect of Accounting change                        --           ---           ---          1.33
                                                       ---------     ---------     ---------     ---------
                                                            0.33         (0.02)         1.40          0.73
                                                       ==========    =========    ==========    ==========
Weighted average number of shares
   outstanding-basic                                   2,639,853     2,639,853     2,639,853     2,639,853
                                                       =========     =========    ==========    ==========
Earnings per common share-diluted
continuing operation                                        0.33         (0.02)         1.40         (0.60)
Cumulative Effect of Accounting change                        --           ---           ---          1.33
                                                       ---------     ---------     ---------     ---------
                                                            0.33         (0.02)         1.40          0.73
                                                       =========     =========     =========     =========
Weighted average number of shares
   outstanding-diluted                                 2,639,853     2,639,853     2,639,853     2,639,853
                                                       =========     =========     =========     =========

                      See notes to the consolidated financial statements.

                                               -2-


                                   ISRAMCO INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                            (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             2003             2002
                                                                           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             3,704             1,927
      Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation, depletion and amortization                                 465               349
      Impairment of oil and gas assets                                         150                --
      Dry hole costs                                                            --             1,657
      Loss (gain) on marketable securities                                    (620)              350
      Equity in net loss (gain) of investees                                (1,243)              392
      Cumulative effect of an Accounting change                                 --            (3,516)
      Deferred taxes                                                            18              (464)
      Changes in assets and liabilities:
      Accounts receivable                                                     (101)              (40)
      Prepaid expenses and other current assets                                (91)             (175)
      Accounts payable and accrued liabilities                                (844)              730
                                                                           -------           -------
      Net cash provided by operating activities
                                                                             1,438             1,210
                                                                           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Addition to property and equipment                                      (522)           (1,215)
      Purchase of Real Estate                                                   --            (1,887)
      Purchase of marketable securities                                       (273)           (2,970)
      Proceeds from sale of equipment                                           --                10
      Proceeds from sale of marketable securities                            3,706             1,912
      Purchase of convertible promissory note                                   --               (50)
                                                                           -------           -------

Net cash provided by (used in) investing activities                          2,911            (4,200)
                                                                           -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,349            (2,990)

Cash and cash equivalents-beginning of year                                  1,617             4,280
                                                                           -------           -------
Cash and cash equivalents-end of period                                      5,966             1,290
                                                                           =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                             $     -           $     -
                                                                           =======           =======

Cash paid during the period for taxes                                      $     -           $     -
                                                                           =======           =======



                           See notes to the consolidated financial statements.

                                                   -3-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain re-classification of prior year amounts have been made to conform to current presentation.

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

NOTE 4 -RECENT  ACCOUNTING PRONOUNCEMENTS

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

148 would only affect the Company's financial condition or results of operations if the Company elects to change to the fair value method specified in SFAS No.
123. The adoption of SFAS No. 148 requires the Company to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003.

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

NOTE 5 -- OIL AND GAS PROPERTIES

During the nine month period ended September 30, 2003, the Company Purchased a 55% working interest in 13 gas wells located in west Texas in a cost of $ 264,000. During the nine month period ended September 30, 2003, the Company recorded an impairment expense in the amount of $150,000 relating to the write-off of its investment in the Marine III Permit in the Congo.

NOTE 6 -- EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                              For the Nine Months Ended September 30,

                                               2003                           2002
                                      Income          Shares         Income          Shares
                                      ------          ------         ------          ------
Earnings per common
share-Basic                        $3,704,000       $2,639,853     $1,927,000       $2,639,853

Effect of dilutive securities:
Stock Options                             --                --             --               --

Earnings per common
share-Diluted                      $3,704,000       $2,639,853     $1,927,000       $2,639,853
                                    =========        =========      =========        =========

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


                                                      United                                Consolidated
                                                      States       Israel       Africa          Total
                                                     ---------    --------     ---------      ---------
Identifiable assets at September 30, 2003               3,224          97           ---          3,321
Cash and corporate assets                                                                       29,147
                                                                                               -------
Total Assets at September 30, 2003                                                              32,468
                                                                                               =======
Identifiable assets at December 31, 2002                3,178        177            150          3,505
Cash and corporate assets                                                                       25,162
                                                                                               -------
Total Assets at December 31, 2002                                                               28,667
                                                                                               =======
Nine Months Ended September 30, 2003
Sales and other operating revenue                       2,817       1,163           ---          3,980
Costs and operating expenses                           (1,108)       (606)         (150)        (1,864)
                                                      =======     =======       =======        =======
Operating profit                                        1,709         557          (150)         2,116
Financial Income, net                                                                              559
General corporate expenses                                                                      (1,260)
Gain on marketable securities and
Equity in net gain of investees                                                                  1,868
Other Income                                                                                       439
Income taxes                                                                                       (18)
                                                                                               -------
Net Income from continuing operations                                                            3,704
                                                                                               =======
Nine Months Ended September 30, 2002
Sales and other operating revenue                       1,836         787           ---          2,623
Costs and operating expenses                           (1,792)       (621)         (887)        (3,300)
                                                      =======     =======       =======        =======
Operating profit                                           44         166          (887)          (677)
Financial Income, net                                                                              406
General corporate expenses                                                                      (1,066)
Loss on marketable securities and
 equity in net loss of investees                                                                  (742)
Other income                                                                                        26
Income taxes                                                                                       464
                                                                                               -------
Net Loss from continuing operations                                                             (1,589)
                                                                                               =======
Three Months Ended September 30, 2002
Sales and other operating revenue                         622         199            --            821
Costs and operating expenses                             (255)       (265)          (78)          (598)
                                                      -------     -------       -------        -------
Operating profit                                          367         (66)          (78)           223

Financial Income, net                                                                              189
General corporate expenses                                                                        (320)
Loss on marketable securities and                                                                 (178)
 equity in net loss of investees                                                                    26
Income Taxes                                                                                       ---
                                                                                               -------
Net Income from continuing operation                                                               (60)
                                                                                               =======


                                                  -7-


                                                      United                                Consolidated
                                                      States       Israel       Africa          Total
                                                     ---------    --------     ---------      ---------
Three Months Ended September 30, 2003
Sales and other operating revenue                         980         698           ---          1,678
Costs and operating expenses                             (366)       (208)          ---           (574)
                                                      -------     -------       -------        -------
Operating profit                                          614         490           ---          1,104
Financial Income, net                                                                              139
General corporate expenses                                                                        (472)
Gain on marketable securities and
equity in net loss of investees                                                                     77
Other Income                                                                                        28
Income taxes                                                                                       (18)
                                                                                               -------
Net Loss from continuing operations                                                                858
                                                                                               =======

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the nine month and three month period ended September 30, 2003 and 2002 was as follows: (in thousands)

                                                            Nine months
                                                        ended September 30,

                                                       2003           2002
                                                       ----           -----

Net Income                                             3,704          1,927
Other comprehensive gain (loss)
-available - for - sale securities, net                  556            (82)
-foreign currency translation adjustments, net           385           (901)
                                                       -----          -----
Comprehensive income (loss)                            4,645            944
                                                       =====          =====

                                                           Three months
                                                        ended September 30,

                                                       2003           2002
                                                       ----           -----
Net Income                                               858            (60)
Other comprehensive gain (loss)
-available - for - sale securities, net                  333            169
-foreign currency translation adjustments, net          (207)          (180)
                                                       -----          -----
Comprehensive income (loss)                              984            (71)
                                                       =====          =====

NOTE 9 - CONTINGENCIES

The Company is involved in a dispute with a contractor relating to drilling costs of the Tilapia well in Congo during 2000. The Company believes that it has adequately accrued for all amounts due to this contractor as of September 30, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's consolidated cash and cash equivalents of $4,349,000 from $1,617,000 at December 31, 2002 to $5,966,000 at September 30,
2003, is primarily attributable to revenues from increased retail gas prices in the United States and from sale of marketable securities.

     Net cash provided by investing activities for the nine-month period ended September 30, 2003 was $2,911,000 as compared to $4,200,000 net cash used during the nine-month period ended September 30, 2002. The net cash provided for the nine months ended September 2003 is primarily attributable to proceeds from the sale of marketable securities. Net cash used in nine months ended September 2002 is primarily attributable to the purchase of marketable securities and real estate.

     The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

     Nine Months Ended September 30, 2003 (the "2003 Period") Compared to the Nine Months Ended September 30, 2002 (the "2002 Period") and the three months ended September 30, 2003 compared to the three months ended September 30,2002.

     The Company reported net income of $3,704,000 ($1.40 per share) for the 2003 period compared to a net income of $1,927,000 ($0.73 per share) for the 2002 period and income of $858,000 ($0.33 per share) for the three months ended September 30, 2003, compared to a loss of $60,000 ($0.02 per share) for the comparable period in 2002. The relatively higher net income for the 2003 Period compared to the 2002 Period as well as for the three months ended September 30, 2003 compared to the same period in 2002 is primarily attributable to (i)an increase in revenues from oil and gas sales resulting from higher oil and gas prices, (ii) gains on marketable securities, the recording of a loss of $1,657,000 during the 2002 Period in connection with the drilling of the Read well in Texas and an additional well in Congo (Marine 9 permit), both of which were plugged and abandoned, and (iii) the recording of a net profit of $1,243,000 during the 2003 Period in connection with an increase in the net income of Isramco Negev 2 Limited Partnership and I.N.O.C Dead Sea Limited Partnerships, affiliate-investees of the Company, resulting primarily from unrealized gains on marketable securities by such affiliates (compared to a loss of $392,000 for the comparable period in 2002).

     Set forth below is a break-down of these results.


                                      UNITED STATES
                                  OIL AND GAS REVENUES
                                     (IN THOUSANDS)


                         Three Months ended September 30    Nine Months Ended September 30
                         -------------------------------    ------------------------------

                               2003            2002            2003               2002
Oil Volume Sold(Bbl)              6               5              15                 16
Gas Volume Sold(MCF)            162             186             458                555
Oil Sales ($)                   176             128             423                350
Gas Sales ($)                   767             460           2,293              1,377
Average Unit Price
Oil ($/Bbl) *                 29.00           24.49           28.55              21.26
Gas ($/MCF) **                 4.74            2.48            5.01               2.48

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

     At a partners meeting held on April 3, 2003, certain of the partners announced their readiness to participate in the confirmation well. On April 30, 2003, the operator, on behalf of Isramco Negev 2 Limited Partnership, one of the partners, issued to the partners a sole risk notice regarding the drilling of the confirmation gas well (Nir-2). As certain of the partners declined to participate in the well, the participation of Isramco Negev 2 Limited Partnership in the well increased to 56.17805%.

     The Nir - 2 confirmations well was spud in the "Med-Ashdod" lease on September 1, 2003. On September 26, 2003, the Operator advised the partners that the well reached a depth of 2,031 meters (6,663 feet) and that the wireline logs performed to this depth indicated the presence of natural gas in the well. Based on these results, the Operator recommended the partners to perform production tests. On October 8, 2003, production tests commenced, in accordance with the recommendation given by the Operator's consultants. On October 16, 2003, the Operator further advised the partners that the production tests were completed and that daily flow rates of between 10 million to 29 million cubic feet of gas were observed in the test. External consultants are currently analyzing the tests results in order to determine recoverable gas reserves and economic feasibility of commercial production. Pending the completion of these analyses it is neither possible to estimate recoverable gas reserves nor economic feasibility of commercial production. Total drilling costs to date for Nir - 2 are approximately $10.9 million.

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

MARINE SOUTH LICENSE

     In January 2002, Israeli Petroleum Commissioner issued a license in respect of the area covered by the Marine South permit (hereinafter, the "Marine South License"), which license continues in effect through January 15, 2005 and is subject to (i) the performance of a seismic 3D survey and the processing of the results thereof no later than January 15, 2003, (ii) the preparation of an oil drilling prospect by July 15, 2003 and (iii) the drilling of a well no later than January 15, 2004. In March 2003, the Petroleum Commissioner granted an eight month extension for the period in which the above work plan is to be performed. On October 2003 the Petroleum Commissioner granted an additional extension of five month for compilation of seismic survey and three month for drilling a well. The Company serves as operator of the License and holds a 1% participation interest in the License; the remaining participation interests are held by affiliated entities.

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

     The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming Independent estimates of the reserves held by Jay Petroleum as of December 31, 2002 are approximately 109,183 net barrels of proved developed producing oil and 3,381 MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

     In March 2003 gas production from Hoover 4 well located in Oklahoma commenced. In June 2003 the company purchased a 55% working Interest in 13 existing wells located in west Texas. The Company started to re-enter the wells for the purpose of gas production.

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

     In March 2003, Naphtha Congo, the operator of the Marine III Exploration Permit, decided to discontinue the planned work program principally because it did not believe that the continuation of such program was commercially reasonable. Based on management's belief that the value of the Company's investment has been impaired, the Company wrote-off during the nine months ended September 30, 2003 the amount of $150,000, representing the Company's investment in Marine III Permit.

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

OPERATOR'S FEES

     During the 2003 Period, the Company earned $556,000 in operator fees compared to $199,000 for the 2002 Period and $451,000 for the three months ended September 30, 2003 compared to $52,000 for the comparable period in 2002. The increase in 2003 Period and for the three months ended September 2003, compared to the same period in 2002 is primarily attributable to the well (NIR 2) that was spud on September 1, 2003.

OIL & GAS REVENUES

     During the 2003 Period, the Company had oil and gas revenues of $2,712,000 compared to $1,730,000 for the 2002 Period and $941,000 for the three months ended September 30, 2003 compared to $589,000 for the comparable period in 2002. The increase in the 2003 Period and for the three months ended September 2003, compared to the same period in 2002 is primarily attributable to an increase in oil & gas prices

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

     Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2003 Period were $638,000 compared to $584,000 for the 2002 Period and $218,000 for the three months ended September 30, 2003 compared to $147,000 for the comparable period in 2002.

OIL AND GAS EXPLORATION COSTS

     During the 2003 Period, the Company expended $22,000 in oil and gas exploration, as compared to $1,770,000 for the same period in 2002. The decrease in oil and gas exploration costs is primarily attributable to a wells that was drilled in Texas, and in the Congo during 2002 Period. The wells were plugged and abandoned.

IMPAIRMENT OF OIL AND GAS INTERESTS

     During the 2003 Period, the Company wrote-off the amount of $150,000, representing the Company's investment in the Marine III Permit in the Congo. The Company's decision was based on management's assessment that the value of such investment has been impaired. See "Summary of Exploration Efforts in the Congo".

INTEREST INCOME

     Interest income in respect of the 2003 Period was $599,000 compared to $604,000 for the 2002 Period and $147,000 in respect of the three months ended September 30, 2003 compared to $199,000 for the same period in 2002. The decrease in interest income earned by the company during the 2003 Period compared to the 2002 Period and during the three months ended September 30, 2003 as compared to the same period in 2002 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

     During the 2003 Period, the Company recognized a net realized and unrealized gain on trading securities of $625,000 compared to losses of $350,000 for the 2002 Period and gain of $13,000 for the three months ended September 30,2003 compared to a loss of $92,000 for the same period in 2002.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

EQUITY IN NET INCOME OF INVESTEES

     The Company's equity in the net income of investees for the 2003 Period was $1,243,000 compared to a loss of $392,000 for the 2002 Period. The increase is primarily attributable to unrealized gains on marketable securities by Isramco Negev 2 Limited Partnership and I.N.O.C. Dead Sea Limited Partnerships, affiliate-investees of the Company.

OPERATOR EXPENSE

     Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2003 Period were $587,000 compared to $597,000 for the 2002 Period and $201,000 for the three months ended September 30, 2003 compared to 255,000 for the comparable period in 2002

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the 2003 Period were $1,260,000 compared to $1,066,000 for the in 2002 Period and $472,000 for the three months ended September 30, 2003 compared to $320,000 for the same period in 2002. The increase in general and administrative expenses during the 2003 Period compared to the 2002 Period and for the three months ended September 2003 compared to the same Period in 2002 is primarily attributable to expenses incurred in the provision of professional services by related and third parties during 2003.

OTHER INCOME

     Other income includes a sum of $350,000 which represents the settlement of a liability recorded in connection with a well drilled in Marine 9 Permit.

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

     Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls.

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

The Company filed its answer on October 18, 2002, wherein it denied all allegations made and denied that it is a proper party to the suit and moved to dismiss the complaint. On March 20, 2003, the court granted the Company's motion to dismiss the complaint against it and concurrently granted Contractor's motion to compel arbitration against Naphtha Congo. Subsequently, the Contractor moved for a new trial and, on July 8, 2003, the court denied the Contractor's motion for a new trial. On November 3, 2003 the arbitrator's award was forwarded to Naphta Congo.

According the Arbitrator's award, Naphta Congo is obliged to pay the Contractor the amount of $693,523.69 as funds due under the drilling contract and in addition, interest at the rate of 18% per annum.

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

                                  ISRAMCO, INC.





DATE: NOVEMBER 14, 2003                        BY /S/ HAIM TSUFF

                                               CHAIRMAN OF THE BOARD,
                                               CHIEF EXECUTIVE AND
                                               PRINCIPAL FINANCIAL OFFICER