Form 10-K
period 2003-12-31
ISRAMCO INC
filed 2004-03-30
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-12500

                                  ISRAMCO, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                       13-3145265
(State or Other Jurisdiction                  IRS Employer Identification No.)
      of Incorporation)


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

     The aggregate market value of registrant's common stock at March 29, 2004 was $9.67 million. Such market value was calculated by using the closing price of such common stock as of such date reported on the NASDAQ market.

     As of March 30, 2004, the Registrant had outstanding 2,639,853 shares of $0.01 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for in Items 10, 11, 12, 13 and 14 in Part III will be contained in the issuer's definitive proxy statement which the registrant intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

                           FORWARD LOOKING STATEMENTS

     CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING EXPLORATION AND DRILLING PLANS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE GROWTH, FUTURE EXPLORATION, FUTURE GEOPHYSICAL AND GEOLOGICAL DATA, GENERATION OF ADDITIONAL PROPERTIES, RESERVES, NEW PROSPECTS AND DRILLING LOCATIONS, FUTURE CAPITAL EXPENDITURES, SUFFICIENCY OF WORKING CAPITAL, ABILITY TO RAISE ADDITIONAL CAPITAL, PROJECTED CASH FLOWS FROM OPERATIONS, OUTCOME OF ANY LEGAL PROCEEDINGS, DRILLING PLANS, THE NUMBER, TIMING OR RESULTS OF ANY WELLS, INTERPRETATION AND RESULTS OF SEISMIC SURVEYS OR SEISMIC DATA, FUTURE PRODUCTION OR RESERVES, LEASE OPTIONS OR RIGHTS, PARTICIPATION OF OPERATING PARTNERS, CONTINUED RECEIPT OF ROYALTIES, AND ANY OTHER STATEMENTS REGARDING FUTURE OPERATIONS, FINANCIAL RESULTS, OPPORTUNITIES,
GROWTH, BUSINESS PLANS AND STRATEGY.... BECAUSE FORWARD-LOOKING STATEMENTS
INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Since its formation in 1982, Isramco, Inc. ("Isramco" or the "Company") has been active in the exploration of oil and gas in Israel and in the United States. In Israel, the Company holds a participation interest in two long-term off-shore leases and serves as an operator of one. In addition the Company holds a participation interest in an off-shore license and also serves as the operator. See "Summary of exploration efforts in Israel".

     In the United States, the Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas exploration and production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2003 are approximately 136,000 net barrels of proved developed producing oil and 2,785 MMCFs of proved developed producing natural gas. See "Summary of Exploration Efforts in United States".

THE OPERATOR OF THE ISRAELI LEASES/LICENSES

     Under a joint operating agreement entered into among the participants in the off-shore leases and licenses (collectively, the "JOA"), each party participates in all the costs, expenses and obligations incurred in relation to a contract area in the same proportion as its rights and interests in such contract area. Under the JOA, the Operator carries out all the operations contemplated in the JOA, in the framework of approved Work Programs and within the limitations of approved budgets (AFE's). The Operator may be removed for cause, by notice in writing given by two or more of the other parties representing at least 65% of the total interests in a contract area.

     The Company is currently the Operator of the Med Ashdod Lease and the 3-year Marine South license granted in January 2002. As the Operator, the Company is responsible for directing the oil exploration and drilling activities of each Venture through its Branch Office in Petach Tikva, Israel. With [eight full-time employees], outside consultants and subcontractors, the Company carries out the operations of each Venture within the framework of approved work programs and budgets and pursuant to the terms of a JOA. With respect to the Med Yavne Lease, the Company furnishes to BG International Limited, a member of the British Gas Group ("BG"), the operator of the lease, consulting services of an administrative and technical nature for which it receives a monthly fee equal to $10,000.

     As operator, the Company charges each venture participant for all costs incurred in connection with the exploration and drilling activities conducted by each venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License/Lease. During the year ended December 31, 2003, the Company was paid a total of $753,000 as operator fees.

GENERAL PARTNER FOR THE ISRAMCO NEGEV 2 LIMITED PARTNERSHIP

     In 1989 the Company formed in Israel the Isramco Negev 2 Limited Partnership (the "Limited Partnership") to acquire from the Company a substantial portion of its working interest in the Negev 2 Venture, the venture which the Company and related parties established to hold the rights to the certain oil and gas properties. In exchange for working interests, the Limited Partnership granted to the Company certain overriding royalties. In 1992, the Company transferred to the Limited Partnership additional rights in exchange for additional overriding royalties and reimbursement of expenses. The Company created Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary to act as the General Partner for the Limited Partnership and formed Isramco Management
(1988) Ltd., a wholly-owned subsidiary to act as the Limited Partner and the nominee of Limited Partnership units held by public investors in Israel.

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

     The Company currently receives through IOG a management fee of $40,000 per month from the Limited Partnership for office space, management and other services. It has been significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. The Company currently holds 6.65% of the issued Partnership units and IOG holds an additional 0.008% of the Partnership units. On December 31, 2003, the Limited Partnership had cash, cash equivalents, certificates of deposit and marketable securities with a value of approximately $114 million.

     Additionally, IOG (as the general partner) is entitled to 5% overriding royalties in certain petroleum assets held by the Limited Partnership.

NON-OIL AND GAS PROPERTIES

     In June 2002, the Company purchased non oil and gas producing real estate located in Israel at an aggregate cost of $ 1,887,000. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with a third party to lease the property for a 24-month period at a monthly rent of $7,000.

     In March 2004, the Company completed the purchase of a luxury cruise liner for aggregate consideration of $8,050,000. The Vessel, a Bahamas flagged ship, contains 270 passenger cabins spread out over nine decks. The Company has secured commercial bank loans for approximately $7.5 million of the purchase price, to be secured by a lien on the Vessel, marketable securities and a Company guarantee. The Company is currently in discussions with several luxury cruise operators for the purpose of commercially leasing the Vessel as a luxury cruise liner. No assurance can be given that the Company will be able to conclude any leasing arrangement on commercially acceptable terms.

     In addition, the Company holds certain equity interests in a high-tech venture. See "Management's Discussion and Analysis of Financial Condition--- Liquidity and Capital Resources."

                    OIL AND GAS VENTURES AND PETROLEUM ASSETS

           OIL AND GAS VENTURES AND PETROLEUM ASSETS LOCATED IN ISRAEL

     The table below sets forth the Working Interests and Petroleum Assets of the Company and all affiliated and non-affiliated participants in (i) the Ventures, (ii) the Petroleum Assets, (iii) the total acreage of each Petroleum Asset, and (iv) the expiration dates of each of the licenses as of December 31, 2003. This information pertains only to Petroleum Assets located in Israel. The Company also holds Overriding Royalties in the Petroleum Assets. See "Table of Overriding Royalties".

                  TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                           OIL AND GAS VENTURES (1)(3)
                              (% Interest of 100%)



Name of Participant                    Med Yavne Lease*   Med Ashdod Lease**(2)

The Company                                 0.4584               0.3625

Affiliates

Isramco Negev 2, Limited                    32.411              19.1370
Partnership

I.N.O.C. Dead Sea                               --               5.0525
Limited Partnership

Naphtha                                     1.8033               1.8411

Naphtha Explorations                        2.2826               1.8411
Limited Partnership

JOEL                                        2.8807                   --

Equital                                     2.1639                   --

Non-affiliated entities

Delek Drilling LP                            8.000              21.7658

GRANIT - SONOL LP                               --               35.000

BG International Ltd.                       35.000                   --

Middle East Energy (MEE) LP                 13.200               13.200

DOR - Gas LP                                 1.800               1.8000

Total                                      100.000              100.000

Area (acres)                                13,100               61,800

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

(3) All of the Petroleum Assets are subject to a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

Name of Participant           Marine South

Company                            1

Isramco Negev 2                   59
Limited Partnership

Modein Energy Limited             10
Partnership

Naphtha Explorations              15
Limited Partnership

I.N.O.C. Dead Sea                 15
Limited Partnership

Total                            100

Acres                         35,000

Expiration Date              1/15/05


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

                    SUMMARY OF EXPLORATION EFFORTS IN ISRAEL

MED YAVNE LEASE

     Based on the gas finds known as "Or 1" and "Or South" , a 30 years lease was granted in June 2000 (hereinafter: the "Med Yavne Lease"). The Med Yavne Lease covers 53 square kilometers (approximately 13,000 acres) offshore Israel. The operator of the Med Yavne Lease is BG International Limited, a member of the British Gas Group ("BG").

     According to the operator's estimated, which are based on the results of the drillings in the "Or 1" and "Or South" wells, and a three-dimensional seismic survey performed in the area of the lease, and which also covered parts of nearby gas reserves (outside the area of the lease), the recoverable gas reserves in the Med Yanve Lease is estimated at 93 billion cubic feet. In November 2002, the Company received an opinion from a consulting firm in the United States that performed a techno-economic examination for the development of the "Or 1" reserve. The opinion indicates that, under certain assumptions, development of the reserve by connection to a nearby extraction platform (at a distance of 7 Miles) and from there via a transportation pipe to the coast, may be economically feasible.

     The Company's participation share of the Med Yavne Lease is 0.4585%.

MED ASHDOD LEASE

     Following the results of "Nir 1" drilling, a 30 year lease was granted in January 2002. The Med Ashdod Lease covers approximately 250 square kilometers (approximately 62,000 acres) offshore Israel. The Company serves as the operator of the Med Ashdod Lease and holds a 0.3625% interest therein.

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

     As no decision has yet been taken, the operator has determined to postpone the drilling of Nitzanim and in lieu of such drilling, has presented an alternative work program as follows: (i) During 2003 - drill a confirmation gas well (Nir-2) in the Nir field, with a total budget of approximately $10 million;
(ii) D 2004 - drill Nizanim - 1 to total depth of 5300 meters (17,400 feet), with a total budget of approximately $35 million.

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

     The Nir - 2 confirmation well was spud on September 1, 2003. On October 8, 2003, production tests commenced, in accordance with the recommendation given by the operator's consultants. On November 19, 2003 the operator presented the partners with an analysis of the results of the production test, which indicated that it is not economically feasible to produce gas from the "Nir 2" well . The total cost of the "Nir 2" well amounted to $10 million. On February 15, 2004 the operator notified the partners that based on the data analyzed, production of gas from the "Nir 1" well is not economically feasible.

     On February 15, 2004 the operator presented the partners with two drilling prospect: a) Nizanim 1 well b) Yam-3 well to a total depth of 5700 meter (18,700 feet), with a total budget of $40 million. As of the filing of this report on Form 10-K, the Company did not receive notice of the partners' decision.

MARINE CENTER LICENSE

     On September 21, 1999, the Company was awarded a preliminary permit, Marine Center covering an area of 194 square kilometers. The permit included a preferential right to obtain a license. In December 2000, Israeli Petroleum Commissioner issued a license in respect of the area covered by the permit (hereinafter, the "Marine Center License"), which license continues in effect through December 3, 2003. The Company served as the operator of the Marine Center License and held a 1% participation interest therein. The remaining interests were held by affiliated entities.

     In December 2000, Romi 1 well was drilled. Following analysis of the logs, it was decided to plug and abandon the well. In December 2003 the Marine Center License expired.

MARINE SOUTH LICENSE

     In January 2000, the Company was awarded an offshore preliminary permit known as Marine South, covering an area of approximately 142 square kilometers offshore Israel known as "Marine South" and an additional permit known as "Marine South B", covering an area of approximately 40 square kilometers offshore Israel. The permits include a preferential right to obtain a license. In January 2002, Israeli Petroleum Commissioner issued a license in respect of the area covered by the Marine South permit (hereinafter, the "Marine South License"), which license continues in effect through January 15, 2005 and is subject to (i) the performance of a seismic 3D survey and the processing of the results thereof no later than February 15, 2004, (ii) the preparation of an oil drilling prospect by June 15, 2004 and (iii) the drilling of a well no later than December 15, 2004. The Company serves as operator of the License and holds a 1% participation interest in the License; the remaining participation interests are held by affiliated entities.

     As there were no seismic vessels in the general vicinity, a seismic survey was not conducted by February 15, 2004 and, consequently, in February 2004, the Petroleum Commissioner requested that the Company relinquish the license. The Company is currently appealing this decision.

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

     The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2003 are approximately 136,000 net barrels of proved developed producing oil and 2,785 net MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

     In March 2003 gas production from Hoover 4 well located in Oklahoma commenced. In June 2003 the Company purchased a 55% working Interest in 13 non producing wells located in west Texas for an aggregate purchase price of approximately $264,000. Certain of the wells were re-entered for purposes of commercial production and are currently producing. The Company's share of the re-entry costs is approximately $125,000. The Company anticipates re-entering the remaining wells.

     In addition, the Company purchased a 30% interest in a currently non-producing well for aggregate purchase price of approximately $28,000. To date, the Company expended approximately $100,000 to commence commercial production. The well is currently producing.

                 WRITE-OFF/EXPIRATION OF INTERESTS IN THE CONGO

     The Company formerly held oil and gas properties in the Congo. These consisted of the Marine III Exploration Permit and the Marine 9 Exploration Permit. The Company held a 25% participation interest in the Marine III Exploration Permit (through its affiliate Naphtha Congo Ltd). The Company's participation interest in the Marine 9 Exploration Permit was comprised of 5% (through Naphtha Congo (1995) Limited Partnership, an affiliate); the remaining participants in the Marine 9 License are recognized well-known oil companies.

     In March 2003, Naphtha Congo, the operator of the Marine III Exploration Permit, decided to discontinue the planned work program principally because it did not believe that the continuation of such program was commercially reasonable. Based on management's belief the Company wrote-off during the year, 2003 the amount of $150,000 representing the Company's investment in Marine III Permit. In June 2003 the Marin III Permit expired.

     In April 2003, Naphtha Congo received notice from the Congolese Ministry of oil that the republic of the Congo has decided to retrieve the rights of Naphtha Congo Ltd in Marine III, providing as a reason Naphtha Congo's non-performance of the required work program. Under applicable law, the Congolese Government is entitled to request reimbursement in the amount of funds not expended on the required work program. Naphtha Congo received a letter dated May 16, 2003 from the Congolese Government official supervising oil and gas exploration demanding that Naphtha Congo remit an unspecified amount equivalent to the aggregate work obligations that were not undertaken and a penalty of $294,000.

     In December 2003 the Marine 9 Exploration Permit expired.

EMPLOYEES

     As of March 29, 2004, the Company had eight employees at its branch office in Israel and three employees in its office in Houston, Texas.

                                  RISK FACTORS

     In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following risks. If any of these risks occurs, the Company's business, financial condition or operating results could be adversely affected.

     OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND IS RISKY.

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

     THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED BY OIL AND GAS PRICE VOLATILITY.

     Historically, natural gas and oil prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets that are generally outside of the Company's control. Some of the Company's projections and estimates are based on assumptions as to the future prices of natural gas and crude oil.. These price assumptions are used for planning purposes. The Company expects that its assumptions will change over time and that actual prices in the future may differ from its estimates. Any substantial or extended decline in the actual prices of natural gas and/or crude oil may have a material adverse effect on the Company's financial position and results of operations (including reduced cash flow and borrowing capacity), the quantities of natural gas and crude oil reserves that it can economically produce and the quantity of estimated proved reserves that may be attributed to its properties

     THE COMPANY HAS NO MEANS TO MARKET ITS OIL AND GAS PRODUCTION WITHOUT THE ASSISTANCE OF THIRD PARTIES.

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

     THE COMPANY'S NON-OIL AND GAS PROPERTIES MAY PROVE RISKY.

     The Company completed the purchase in March 2004 of a luxury cruise liner for approximately $8 million. The Company also owns real estate properties in the state of Israel. See "Description of Business." While the Company believes that it will be able to exploit commercial opportunities associated with leasing the luxury liner and leasing or developing the real estate, no assurance can be given that the Company will be able to conclude any such agreeements on commercially acceptable terms.

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

     GOVERNMENT REGULATION AND LIABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

     Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time.. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, the Company may be liable for environmental damages caused by previous owners of property it purchases or leases. As a result, the Company may incur substantial liabilities to third parties or governmental entities. The Company is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company's business.

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

ITEM 2. PROPERTIES

     The Company maintains offices in Houston, Texas. The Company has a lease for office premises (approximately 2,015 square feet) at 11767 Katy Freeway, Houston, TX 77079 expiring in October 2006 with a monthly rental of $2,400. The Company anticipates that it will be able to extend the lease, or find replacement premises, on commercially reasonable terms.

     The Company also leases office space in Israel from Naphtha at 8 Granit St., Petach Tikva. In 2003, the Company paid Naphtha an aggregate of $197,000 for rental space, office services, secretarial services and computer services. The Company believes that the payment for the above services are reasonable compared to other similar locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company, together with Naphtha Congo Ltd., an Israeli and related entity ("Naphtha Congo"), were served in October 2002 in District Court of Harris county, Texas, with summons and complaint by Romfor International Ltd., a contractor ("Contractor") who provided drilling services in the Tilapia permit in the Congo, alleging breach of contract and damages of approximately $1.5 million and moving for court ordered arbitration. The Contractor and Naphtha Congo entered into a drilling agreement in October 2000 with respect to the Tilapia 1 well. The Company indirectly held, through Naphtha Congo, a 50% participation interest in the Tilapia 1 well.

     The Company filed its answer on October 18, 2002, wherein it denied all allegations made and denied that it is a proper party to the suit and moved to dismiss the complaint. On March 20, 2003 , the court granted the Company's motion to compel arbitration against Naphtha Congo, Subsequently, the contractor moved for a new trial and, on July 8, 2003, the court denied the contractor's motion for a new trial. On November 3, 2003 the arbitrator's award was forwarded to Naphtha Congo. According the Arbitrator's award, Naphtha Congo is obliged to pay the contractor the amount of $693,523 as funds due under the drilling contract and in addition, interest at the rate of 18% per annum.

     From time to time, the Company is involved in disputes and other legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position or results of operations.

RECENT DEVELOPMENT

     On February 10, 2004, the Company initiated a lawsuit in the Superior Court of California, County of Los Angeles, against several named defendants (collectively, the "Defendants"), alleging breach of contract and tort claims in connection with an agreement between the Company and the Defendants to jointly purchase and develop certain parcels of real estate outside Los Angeles. In its lawsuit, the Company is seeking damages in excess of $50 million. Responses are not due until April 9, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The number of record holders of the Company's Common Stock on March 29, 2004 was approximately 565, not including an undetermined number of persons who hold their stock in street name. The Company's stock trades under the symbol ISRL.

     The high and low daily closing sales prices as reported on the National Association of Securities Dealers Automated Quotations System National Market System are shown in the table below for each quarter during 2003 and 2002.


                                                              Common Stock

Quarter Ended                                               High         Low

2003
March 31                                                   $4.43        $2.35
June 30                                                    $4.60        $2.78
September 30                                               $4.60        $3.66
December 31                                                $7.74        $3.95

2002

March 31                                                   $4.25        $3.60
June 30                                                    $4.20        $3.25
September 30                                               $3.50        $2.23
December 31                                                $3.15        $1.89

     The Company has not declared or paid any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all earnings for use in its business operations and in expansion.

     (ii) The following table sets forth certain required information relating to the shares of Common Stock issuable on an aggregated basis under the Company's 1993 Stock Option Plan.


                                               EQUITY COMPENSATION PLAN INFORMATION

            Plan Category                  Number of       Weighted-          Number of
                                         securities to      average           securities
                                           be issued    exercise price of     remaining
                                             upon          outstanding      available for
                                          exercise of       options.           future
                                          outstanding                 issuance.
                                           options.
Equity compensation plans approved by
         security holders                   29,750           $21.00             20,250

Equity compensation plans not approved
         by security holders               139,990           $ 4.28                 --
                                         ---------          --------           ---------
               Total
                                           169,740           $ 7.21             20,250


ITEM 6. SELECTED FINANCIAL DATA (CONSOLIDATED)

     The data presented below with respect to the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Report and Item 7-- "Management's
Discussion and Analysis of Financial Condition and Results of Operations." (in
Thousands)

                                            2003         2002        2001        2000          1999
Operator's fees                             $753         $249        $234        $1,265        $1,744
Oil and Gas Sales                           $3,439       $2,423      $3,068      $2,080        $1,107
Interest income                             $760         $738        $541        $1,277        $1,011
Office services to related parties
and other                                   $939         $913        $857        $1,018        $881
Equity in earnings (losses) of investees    $1,098       $(440)      $(177)      $106          $108
Reinbursement of exploration cost           $--          $--         $--         $--
Gain from sale of oil and gas properties
and equipment                                --           --         $4          $6            $17
Capital Gai                                 $549          --          --          --            --
Gain (Loss) on marketable securities        $872         $(189)      $(199)      $(9)          $1,264
Other                                       $475         $49         $--         $--           $13
Realized gain on investment in affiliate    $--          $--         $--         $--           $100
Gain on BG Transaction                       --           --         $--         $3,626        $--
Impairment of oil & gas properties          $617          --         $--         $2,550        $--
Impairment of Investment                      --          --         $--         $400          $--
Exploration costs                           $165         $1,747      $204        $2,956        $154
Lease operating expenses and severance
Taxes                                       $872         $844        $905        $630          $469
Depreciation, depletion and
Amortization                                $621         $642        $564        $443          $609
Operator expense                            $795         $791        $696        $634          $514
General and administrative expenses         $2,012       $1,422      $2,048      $1,740        $1,061
Interest Expense                            $52          $210        $--         $55           $157
Accretion Expence                           $43           --          --          --            --

Income tax expense (benefit)                $1,188             $114        $50          $(356)       $298
Net Income (loss) before cumulative
effect                                      $2,520             $(1,799)    $(139)       $317         $2,983
Cumulative effect of change in
accounting principles                       $(264)             $3,516      --           --           --
Basic and diluted earnings (loss)
per share for:
Net income (loss) before
cumulative effect                           $0.95              $(0.68)     $(0.05)      $0.12        $1.13
Cumulative effect of accounting change, net $(0.10)              1.33      --           --           --
Net income (loss)                           $0.85              $ 0.65      $(0.05)      $0.12        $1.13

Weighted average number of
common shares outstanding - basic           2,639,853          2,639,853   2,639,853    2,639,853    2,639,853

Weighted average number of
common shares outstanding - diluted         2,639,853          2,639,853   2,639,853    2,706,731    2,639,853

                                     December 31,

                         2003      2002          2001       2000       1999

Balance Sheet Data

Total assets           $32,614    $28,667       $26,615    $27,281   $30,713
Total liabilities      $ 2,733    $ 2,175       $ 1,160    $ 1,449   $ 4,537
Shareholders' equity   $29,881    $26,492       $25,455    $25,832   $26,176


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

     Isramco, Inc., a Delaware company, is active in the exploration of oil and gas in Israel and the United States. The Company acts as an operator of certain leases and licenses and also hold participation interests in certain other interests. The Company also holds certain non-oil and gas properties. See "Business".

CRITICAL ACCOUNTING POLICIES

     In response to the SEC's Release No. 33-8040 "CAUTIONARY ADVICE EGARDING DISCLOSURE AND CRITICAL ACCOUNTING POLICIES", the Company identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex of subjective decisions or assesment.

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

     The Company records a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations primarily from cash generated by operations. The Company's operating activities provided net cash of $1,288,000, $1,372,000 and $1,667,000 in 2003, 2002 and 2001, respectively. The availability of cash generated by operations could be affected by other business risks discussed in the "Risk Factors" section of this annual report.

     Working capital (current assets minus current liabilities) was $6,645,000 and $3,618,000 at December 31, 2003 and 2002, respectively. The increase in working capital is primarily attributable to increased oil and gas prices and value of marketable securities.

     Net cash used in investing activities in 2003 was $476,000 compared to $4,554,000 in 2002. The cash used in 2002 was primarily attributable to purchases of marketable securities, capitalization of drilling cost expended during 2002 and purchase in June 2002 of non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. The real estate is located in an area that is currently zoned for agricultural purposes. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with an unaffiliated third party to let the entirety of such property for a 24 month period at a monthly rent of $7,000. The cash used in investing activities in 2003 was primarily attributable to purchase of oil and gas properties.

     Capital expenditures for property and equipment were $676,000 and $1,617,000 in 2003 and 2002, respectively. Capital expenditures are primarily attributable to purchase of oil and gas properties.

     In June 2000, the Company established IsramTec, Inc., a Delaware corporation and wholly-owned subsidiary (hereinafter, "IsramTec") for purposes primarily of identifying and investing in promising high-tech ventures. In July 2000, IsramTec invested approximately $400,000 in a high tech company. In 2001 and 2002, the Company invested, by way of convertible loans, in such entity additional aggregate amounts of $171,000 and $50,000 respectively. In December 2001, the Company determined the original investment to be impaired and, accordingly, charged $400,000 to impairment expenses. In 2002, the entire amount invested in such entity was converted into equity capital therein. In December 2003, the Company sold part of its equity interests for aggregate consideration of approximately $609,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

     The Company reported net income before cumulative effect of $2,520,000 (income of $0.95 per share) in 2003 compared to a net loss before cumulative effect $1,799,000 (loss of $ 0.68 per share) in 2002. The increase in the net income is primarily attributable to an increase in oil and gas price in 2003 and due to the gain in marketable securities and net income of investees.

      Set forth below is a break-down of these results.

United States

Oil and Gas Volume and Revenues (in thousands)


                                       2003                2002
Oil Volume Sold (Bbl)                    19                 21

Gas Volume Sold (MCF)                   600                720

Oil Sales ($)                           542                470

Gas Sales ($)                         2,897              1,953

Average Unit Price

Oil ($/Bbl) *                         28.09               22.54
Gas ($/MCF) **                         4.82                2.71


* Bbl - Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 Cubic Feet

THE OFFSHORE LICENSES  (ISRAEL)

     In each of 2003 and 2002, the Company expended approximately $88,243 and $27,000, respectively, in respect of the Offshore Licenses.

OIL AND GAS EXPLORATION COSTS

     The Company expended in 2003 approximately $165,000 in oil and gas exploration costs as compared to approximately $1,747,000 expended in 2002. The exploration cost in 2003 attributable to the investment in Tilapia (Congo) and in respect of the Israeli offshore wells (Nir 2 and Nir 2). The oil and gas exploration costs in 2002 is primarily attributable to the unsuccessful drilling of the Read well in Texas and the unsuccessful drilling in the Marine 9 permit (the Congo).

OPERATOR'S FEES

     In 2003 the Company earned $ 753,000 in operator fee compared to $ 249,000 in 2002. The increase is due to the drilling of Nir 2 well.

OIL AND GAS REVENUES

     In 2003 and 2002 the Company had oil and gas revenues of $3,439,000 and $2,423,000, respectively. The increase is due mainly to the increase in the oil and gas price during 2003.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

     Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $872,000 and $844,000 for 2003 and 2002, respectively.

INTEREST AND DIVIDEND INCOME

     Interest income during the year ended December 31, 2003 was $760,000 compared to 738,000 for the year ended December 31, 2002. The increase in interest income is primarily attributable to interest receivable on marketable securities (Debentures).

GAIN ON MARKETABLE SECURITIES

     In 2003, the Company recognized net realized and unrealized gain on marketable securities of $872,000 compared to net realized and unrealized losses on marketable securities of $189,000 in 2002.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

OPERATOR EXPENSES

     In 2003 the Company expended $795,000 in respect of the operator expenses compare to $791,000 in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

     In 2003, the Company incurred $2,012,000 as general and administrative expenses compared to $1,422,000 incurred in 2002. The relatively higher amount in 2003 is primarily attributable to bonuses awarded to senior officers and increase in legal fees.

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

CONTRACTUAL OBLIGATIONS

     The Company leases office facilities in Texas and in Israel and certain equipment pursuant to non-cancellable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2003 were as follows (in thousands).

                      Total     2004      2005      2006     2007     2008    Thereafter
                      -----     ----      ----      ----     ----     ----    ----------
Operating Leases:
         Texas:       83,000    28,000    29,000    26,000   --       --      --

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have no identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS No 150 did not have a material impact on our consolidated financial statements.

     In July 2003, an issue was bought before the Financial Accounting Standards Board regarding whether or not sontract-based oil and gas mineral rights held by lease or contact ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are classified assests as defined in SFAS No. 141, "Business Combinations," and therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsquent to June 30, 2001, with the disclosure requirments of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether ot not its disclosure provisions apply to oil and gas mineral rights to an upcoming agenda, which may result in a change in how Isramco classifies these assets.

     Should such a change be required the amounts related to business combinations and major asset purchases that would be classified as "intangible mineral interest" are estimated to be $4,617,333 as of December 31, 2003 and $4,434,828 as December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in commodity prices.

     The Company produces and sells natural gas and crude oil.. As a result, the Company's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                                    PART III

     The information called for by items 10, 11, 12 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2002 and such information is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The Company has adopted a code of conduct and ethics applicable to all of senior executive officers and senior financial officers, including the Chief Executive Officer. A copy of such code of conduct and ethics is filed as Exhibit
14.1 to this Annual Report on Form 10-K.

GLOSSARY

"Grant Agreement" shall mean the agreement between the Company and the Government of Israel pursuant to which the Government of Israel has provided assistance to the Company in connection with its investment in the Negev 2 Venture by providing a grant of 44.34(cent) for each U.S. dollar ($1..00) invested and expended by the Company in oil and gas activities in Israel within the framework of the Negev 2 Venture. The Government financing provided for under the Grant is repayable only from funds emanating from commercial production in any payout area and then, only to the extent of 30% of the recipient's share of the net revenue from said payout area, as and when received. The Grant Agreement entitles the Government of Israel, to receive a 12.5% royalty on oil sales, as well as an overriding royalty of 6.5% of the Company's share in the petroleum produced and saved after payout. If there is no commercial discovery of oil, the Company will not be required to repay the grant monies. A grant agreement was also entered into between the Government of Israel and HEI, Donesco, L.P.S. and Mazal Oil.


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

10.14 Inventory Services Management Agreement dated December 1997 between the Company and Equital Ltd. filed herewith as Exhibit 10.70.

10.15 Consulting Agreement dated as of November 1, 1999 between the Company and Worldtech, Inc.

10.16 Agreement dated June 12, 2002 between the Company and Mati Properties and Construction Ltd. and Boaz Avrahami, filed as an Exhibit to the Form 10-Q for the quarter ended June 30, 2002.

14.1    Code of Ethics *

31 Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act *

32 Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002. *

99.1 Financial Statements of Isramco Negev 2 Limited Partnership as of December 31, 2003 *

*   Attached hereto as an exhibit

(b) Reports on Form 8-K

Isramco filed a report on Form 8-K on December 9, 2003 announcing the resignation of its Vice President and the appointment of Mr. Doron Avrahan as its new Vice President.

(c) Financial Statements

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 /S/ HAIM TSUFF,
                             CHAIRMAN OF THE BOARD,
                           CHIEF EXECUTIVE OFFICER AND
                          PRINCIPAL FINANCIAL OFFICER

Date: March 30, 2004

        In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.




Signature                           Title                      Date

/s/ Jackob Maimon                   President, Director        March 30, 2004
 Jackob Maimon


/s/ Eyal Gibor                      Director                   March 30, 2004
Eyal Gibor


/s/ Max Pridgeon                    Director                   March 30, 2004
Max Pridgeon


/s/ Donald D. Lovell                Director                   March 30, 2004
Donald D. Lovell

INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Independent Auditors' Reports                                               F-1

Consolidated Balance Sheets at December 31, 2003 and 2002                   F-2

Consolidated Statements of Operations for the years ended December 31,
2003,2002,and 2001                                                          F-3

Consolidated Statements of changes in Shareholders' Equity for the years
ended December 31, 2003, 2002 and 2001                                      F-4

Consolidated Statements of Cash Flows for the years ended December 31,
2003, 2002 and 2001                                                         F-5

Notes to Consolidated Financial Statements                                  F-6


                                      (i)

Independent Auditors' Report

To the Shareholders and Board of Directors of Isramco, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Isramco, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Isramco Oil and Gas, Ltd.; Isramco B.V., Cruquius; or Isramco, Inc. - Israel Branch, which are wholly owned subsidiaries whose combined statements reflect total assets of $ 11,249,799 and $ 12,494,523 as of December 31, 2003 and 2002, respectively, and total revenues of $ 3,422,000 and $1,728,732 for the years then ended, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note A, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" as of January 1, 2003. Also discussed in Note A, the Company adopted the provisions of Atatement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets in 2002".

/s/ MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
March 5, 2004


                                                 ISRAMCO INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                          (in thousands except for share information)

                                                                                                          DECEMBER 31
                                                                                                -----------------------------
                                                                                                      2003               2002
                                                                                                ----------         ----------

                               ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                                 $ 2,429             $1,617
         Marketable securities, at market                                                            4,064              3,177
         Accounts receivable - trade                                                                   503                558
         Accounts receivable - other                                                                   609                 --
         Prepaid FIT expenses                                                                          407                315
         Prepaid expenses and other current assets                                                     197                126
                                                                                                ----------         ----------

         TOTAL CURRENT ASSETS                                                                        8,209              5,793

Property and equipment, net (successful efforts
method for oil and gas properties)                                                                   3,264              3,505
Real Estate                                                                                          1,887              1,887
Marketable securities, at market                                                                     8,572              7,733
Investment in affiliates                                                                            10,520              8,641
Deferred tax asset                                                                                      --                887
Other                                                                                                  162                221
                                                                                                ----------         ----------

TOTAL ASSETS                                                                                       $32,614            $28,667
                                                                                                ==========         ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                                                        $798             $2,175
                                                                                                ----------         ----------

         TOTAL CURRENT LIABILITIES                                                                     798              2,175
                                                                                                ----------         ----------

Asset retirement obligations                                                                           766                 --
Deferred tax liability                                                                               1,169                 --

SHAREHOLDERS' EQUITY
         Common stock $ 0.0l par value; authorized 7,500,000 shares;                                    27                 27
         issued 2,669,120 shares; outstanding 2,639,853 shares
         Additional paid-in capital                                                                 26,240             26,240
         Retained earnings (accumulated deficit)                                                     3,189                933
         Accumulated other comprehensive income (loss)                                                 589              (544)
         Treasury stock, 29,267 shares at cost                                                       (164)              (164)
                                                                                                ----------         ----------
         Total shareholders' equity                                                                 29,881             26,492
                                                                                                ----------         ----------

Total liabilities and shareholders' equity                                                        $ 32,614            $28,667
                                                                                                ==========         ==========

See notes to the consolidated financial statements.


                                                   ISRAMCO INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands except for share information)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                    2003              2002               2001
                                                                              ----------        ----------         ----------
Revenues and other income :                                                                            ---                ---
Operator fees from related party                                                   $ 753              $249              $ 234
Oil and gas sales                                                                  3,439             2,423              3,068
Interest income                                                                      760               738                541
Office services
         To related parties                                                          635               773                754
         To others                                                                   304               140                103
Gain on sale of investment                                                           549
Gain from sale oil and gas properties and
Equipment                                                                            ---               ---                  4
Gain on marketable securities                                                        872               ---                ---
Equity in net income of investees                                                  1,098               ---                ---
Other                                                                                475                49                ---
                                                                              ----------        ----------         ----------

                 Total revenues and other income                                   8,885             4,372              4,704
                                                                              ----------        ----------         ----------
Expenses :
Interest expense                                                                      52               210                ---
Accretion expense                                                                     43               ---                ---
Depreciation, depletion and amortization                                             621               642                564
Lease operation expense and severance taxes                                          872               844                905
Exploration costs                                                                    165             1,747                204
Operator expense                                                                     795               791                696
General and administrative
         To related parties                                                          317               120                240
         To others                                                                 1,695             1,302              1,808
Loss on sale of marketable securities                                                ---               189                199
Equity in net loss of investees                                                      ---               440                177
Impairment of oil and gas assets                                                     617               ---                ---
                                                                              ----------        ----------         ----------

                 Total expenses                                                    5,177             6,285              4,793
                                                                              ----------        ----------         ----------

Income (loss) before income taxes                                                  3,708           (1,913)               (89)
Income taxes (benefit)                                                             1,188               114                 50
                                                                              ----------        ----------         ----------

Net income (loss) before cumulative effect of change in accounting principle       2,520           (1,799)              (139)
Cumulative effect of change in accounting principle, net                           (264)             3,516                ---
                                                                              ----------        ----------         ----------

Net income (loss)                                                                $ 2,256            $1,717             $(139)
                                                                              ==========        ==========         ==========
Earnings (loss) per share
Basic and diluted earnings (loss) per share for:
   Net income (loss) before cumulative effect                                      $0.95           $(0.68)            $(0.05)
   Cumulative effect of accounting change, net                                   $ (0.10)          $ 1.33             $  ---
                                                                              ----------        ----------         ----------
Net income (loss)                                                                $  0.85           $ 0.65             $(0.05)
                                                                              ==========        ==========         ==========
Weighted average number of common shares
   outstanding-basic                                                           2,639,853         2,639,853          2,639,853
                                                                              ==========        ==========         ==========
Weighted average number of common shares outstanding -diluted                  2,639,853         2,639,853          2,639,853
                                                                              ==========        ==========         ==========

See notes to the consolidated financial statements.


                                                    ISRAMCO INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                          COMMON STOCK
                                                                   --------------------------

                                                                                                               ACCUMULATED
                                                                                                ADDITIONAL           OTHER
                                                                         NUMBER                    PAID-IN   COMPREHENSIVE
                                                                      OF SHARES        AMOUNT      CAPITAL   INCOME (LOSS)
                                                                   ------------  ------------  ------------  -------------
                                                                                $ IN THOUSANDS, EXCEPT SHARE AMOUNTS

Balances at December 31, 2000                                         2,669,120            27        26,240            374

Comprehensive income:

Net Income                                                                    -             -             -              -
Net unrealized loss on available for sale marketable
securities, net of taxes                                                      -             -             -          (238)


Total comprehensive income
                                                                   ------------  ------------  ------------  -------------

Balances at December 31, 2001                                         2,669,120            27        26,240            136

Comprehensive income:

Net Income                                                                    -             -             -              -
Net unrealized loss on available for sale marketable
securities, net of taxes                                                      -             -             -          (243)
Net realized gain (loss) on foreign exchange rates, net of taxes              -             -             -          (437)

Total comprehensive income
                                                                   ------------  ------------  ------------  -------------

Balances at December 31, 2002                                         2,669,120           $27       $26,240         $(544)
Comprehensive income:

Net Income
Net unrealized gain on available for sale marketable                          -             -             -              -
securities, net of taxes                                                      -             -             -           524
Net realized gain (loss) on foreign exchange rates, net of taxes              -             -             -           609
Total comprehensive income
                                                                   ------------  ------------  ------------  -------------
Balances at December 31, 2003                                         2,669,120           $27       $26,240          $589
                                                                   ============  ============  ============  =============

(CONTINUED)

                                                                      RETAINED
                                                                       EARNINGS                        TOTAL
                                                                   (ACCUMULATED      TREASURY  SHAREHOLDERS'
                                                                       DEFICIT)         STOCK         EQUITY
                                                                   ------------  ------------  -------------



Balances at December 31, 2000                                             (645)         (164)         25,832

Comprehensive income:

Net Income                                                                (139)             -          (139)
Net unrealized loss on available for sale marketable
securities, net of taxes                                                      -             -          (238)
                                                                                               -------------

Total comprehensive income                                                                             (377)
                                                                   ------------  ------------  -------------

Balances at December 31, 2001                                             (784)         (164)         25,455

Comprehensive income:

Net Income                                                                1,717             -          1,717
Net unrealized loss on available for sale marketable
securities, net of taxes                                                      -             -          (243)
Net realized gain (loss) on foreign exchange rates, net of taxes              -             -          (437)
                                                                                               -------------

Total comprehensive income                                                                             1,037
                                                                   ------------  ------------  -------------

Balances at December 31, 2002                                             $ 933       $ (164)        $26,492
Comprehensive income:

Net Income                                                                2,256                        2,256
Net unrealized gain on available for sale marketable
securities, net of taxes                                                      -             -            524
Net realized gain (loss) on foreign exchange rates, net of taxes              -             -            609
                                                                                               -------------
Total comprehensive income                                                                             3,389
                                                                   ------------  ------------  -------------
Balances at December 31, 2003                                            $2,929        $(164)        $29,881
                                                                   ============  ============  =============


                                                 ISRAMCO INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                    2003              2002               2001
                                                                              ----------        ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  2,256            $1,717             $(139)

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation, depletion, amortization and provision for impairment                 1,238               642                564
Accretion of asset retirement obligation                                              43
Dry hole costs                                                                        99             1,642                  -
Loss (gain) on marketable securities                                               (872)               189                199
Gain on sale of investment                                                         (549)                 -                  -
Gain on sale of oil properties and equipment                                                             -                (4)
Equity in net loss (income) of investees                                          (1,098)              440                177
Cumulative effect of an accounting change                                            264           (3,516)                  -
Employee stock awards                                                                  -                 -                  -

Deferred taxes                                                                     1,532               195                  -
Changes in assets and liabilities:
Accounts receivables                                                                  53             (103)                376
Prepaid expenses and other current assets                                          (163)             (329)                468
Other                                                                                  -                 -              (166)
Accounts payable and accrued expenses                                            (1,377)             1,015              (289)
Marketable securities-trading                                                      (138)              (519)               481
                                                                              ----------        ----------         ----------
Net cash provided by operating activities                                          1,288             1,372              1,667
                                                                              ----------        ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                 (676)           (1,617)            (2,276)
Proceeds from sale of oil and gas properties and equipment                             -                10                  3
Purchase of real estate                                                                -           (1,887)                  -
Purchase of marketable securities                                                (3,070)             (491)            (6,706)
Proceeds from BG transaction                                                         ---                 -                  -
Proceeds from sale of marketable securities                                        3,270                 -                  -
Purchase of convertible promissory note                                                -              (50)                  -
Purchase of investment in affiliates                                                   -                 -            (1,114)
                                                                              ----------        ----------         ----------

Net cash used in investing activities                                              (476)           (4,035)            (9,612)
                                                                              ----------        ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt                                                   -                 -                  -
                                                                              ----------        ----------         ----------
Net cash used in financing activities                                                  -                 -                  -
                                                                              ----------        ----------         ----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                812           (2,663)            (8,426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     1,617             4,280             12,706
                                                                              ----------        ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           2,429            $1,617             $4,280
                                                                              ==========        ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR INTEREST                                               $ -               $ -                $ -
                                                                              ==========        ==========         ==========

CASH PAID DURING THE YEAR FOR TAXES                                                  $ -               $ -               $ 25
                                                                              ==========        ==========         ==========

See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[1] The Company

Isramco Inc. and subsidiaries (the Company) is primarily engaged in the acquisition, exploration, operation and development of oil and gas properties. As of December 31, 2003, the Company has oil and gas interest in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, the Republic of Congo, Africa, and

approximately a 0.5% working interest in various properties located in Israel. In addition the company purchased real estate in Israel in 2002.

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

In July 2003, an issue was brought before the Financial Accounting Standards Board regarding whether or not contract-based oil and gas mineral rights held by lease or contract ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations," and therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived tangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies. The Emerging Issues Task Force (EITF) has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how Isramco classifies theses assets.

Should such a change be required, the amounts related to business combinations and major asset purchases that would be classified as "intangible mineral interest" are estimated to be $4,617,333 as of December 31, 2003 and $4,434,828 December 31, 2002.

Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. Depreciation, depletion, amortization and provision for impairment expense for the Company's oil and gas properties amounted to approximately $1,179,000, $2,589,000 and $519,000 for 2003, 2002 and 2001, respectively.

In accordance with SFAS 143, the Company has recorded an asset retirement obligation in connection with the plugging and abandonment of its oil and gas properties. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

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

Trading and available-for-sale securities are recorded at fair market value. The Company holds no held-to-maturity securities. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains or losses, net of the related tax effects, on available-for-sale securities are excluded from earnings and are reported net of applicable taxes as accumulated other comprehensive income, a separate component of shareholders' equity, until realized.

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

[7] Translation of Foreign Currencies

Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas and the Israel branch have been remeasured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. Depreciation is remeasured based on the historical dollar cost of the underlying assets. The net effects of currency translations were not material for any period.

[8] Earnings Per Share (EPS)

The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. For the years ended December 31, 2003, 2002 and 2001, the Company's stock options were anti-dilutive.

[9] Cash Equivalents

Cash equivalents include short-term investments with original maturities of ninety days or less and are not limited in their use.

[10] Non-compete Agreements

Non-compete agreements are amortized over the period to be benefitted, generally from three to five years.

[12] Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum-engineering firm determines the Company's reserve estimates. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, 2003, approximately 18% of the Company's oil and gas reserves were attributable to non-producing reserves. Accordingly, the Company's estimates are expected to change as future information becomes available.

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

[13] Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" (SFAS No. 144) as from January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2003 the company recorded impairment charge of $ 248,000 relating to its proved properties and $ 81,000 related to the retirement obligation assets.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment value, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. During 2003, the Company recorded an impairment of $ 288,000 relating to its unproved properties. There are no such impairments recognized during 2002 and 2001.

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

[15] Oil and Gas Revenues

The Company records oil and gas revenues following the entitlement method of accounting for production, in which any excess amounts received above the Company's share is treated as a liability. If less than the Company's share is received, the underproduction is recorded as an asset. The Company's imbalance position was not significant in terms of volumes or values at December 2003 and 2002.

[16] Environmental

The Company is subject to extensive federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of no capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities are recorded at December 31, 2003 and 2002.

[17] STOCK-BASED COMPENSATION

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE-AN AMENDMENT OF FASB STATEMENT NO. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

     The Company has chosen to contimue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The fair value of options is calculated using the Black-Scholes option-pricing model. Had the Company adopted the fair value method of accounting for stock based compensation, compensation expense would have been higher, and net loss and net loss attributable to common shareholders would have increased for the periods presented. No change in cash flows would occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.


                                                                     Year Ended December 31,
                                                                    -------------------------
                                                                     2003      2002     2001
                                                                    -------  -------  -------
Net income (loss) reported.....................................     $2,256   $1,717    $(139)
     Deduct:
          Total stock based employee compensation expense
            determined under fair value based method for all
            awards, net of related income tax..................         --       --       --
Pro forma net (loss)...........................................      2,256    1,717     (139)
Net Loss Per Share.............................................
     Basic-as reported.........................................     $  .85   $  .65    $(.05)
     Basic-pro forma...........................................        .85      .65     (.05)
     Diluted-as reported.......................................        .85      .65     (.05)
     Diluted-pro forma.........................................        .85      .65     (.05)

[18] ACCOUNTING CHANGES

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" and recognized a loss of $264,000 that is included as a cumulative effect of change in accounting principle. Effective January 1, 2002, the Company applied the provisions of Statement SFAS No.142 "Goodwill and Other Intangible Assets". In 2002, the Company performed the transitional impairment evaluation as provided in the said standard. Accordingly, the Company recognized a gain in the amount of $ 3,516,000 from a negative goodwill that is included as a cumulative effect of a change in accounting principle.

(19) Reclassifications

Certain amounts in prior financial statements have been reclassed to conform to the 2003 financial statements presentation.

[19] New Pronouncements

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".. This Statement rescinds FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of Statement No. 4 and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company's management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition and results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have no identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS No 150 did not have a material impact on our consolidated financial statements.

(NOTE B) - Transactions with Affiliates and Related Parties

The Company acts as operator for joint ventures with related parties in Israel engaged in the exploration of oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000 per license.

Operator fees earned and related operator expenses are as follows:

                                       YEAR ENDED DECEMBER 31,
                          -------------------------------------------------
                               2003             2002              2001
                          --------------   --------------    --------------
                          $ IN THOUSANDS   $ IN THOUSANDS    $ IN THOUSANDS
                          --------------   --------------    --------------


Operator fees:
Nir 2                          559                  -                     -
Med Ashdod Lease                56                 55                    54
GAL C                            -                 27                     -
Marine North                     -                 23                    72
Marine Center                   66                 72                    72
Marine South                    72                 72                    36
                                                  ---                   ---
                          --------------   --------------    --------------

                               753                249                   234
                          ==============   ==============    ==============

Operator expenses              795                791                   696
                          ==============   ==============    ==============

        In August 1997 the Company entered into a Consulting Agreement with Romulas Investment Ltd. (which Agreement has been assigned to Remarkable Holdings Ltd.), a company which is wholly owned and controlled by Daniel Avner, the Vice President of the Company. Pursuant to this Agreement, the Company agreed to pay the Consultant the sum of $7,500 per month plus expenses. In February 1999, the Consulting Agreement was amended to increase the monthly compensation payable thereunder to $15,000 and pursuant to the amendment, the reimbursement of expenses was disallowed. The Consulting Agreement was extended until July 2004. On December 9, 2003, following the resignations of Daniel Avner from his position as Vice President, the Consulting Agreement was terminated.

        On December 9, 2003, the company entered into a Consulting Agreement with Doron Avraham, the new Vice President of the Company. Pursuant to this Agreement the Company agreed to pay the Consultant the sum of $ 15,000 Per month, in addition to reimbursement of all business expenses. The Consulting Agreement is in effect through November 30, 2004.

        The Company paid Naphtha $ 6,500 per month for rent, office, secretarial and computer services from July 1998 through April 30, 2000 , $9,125 per month from May 1, 2000 and $15,760 per month from January 1, 2002 for such services. The company paid Naphtha a sum of $197,000 for the year 2003 and a sum of $ 192,000 for 2002. A subsidiary of the Company is the general partner of Isramco-Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $480,000 for each of the years ended December 31, 2003, 2002.

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

        In November, 2001 the Company awarded bonuses of $125,000 to the chairman of the board, $125,000 to the president and $75,000 to the vice president.

        In December 2003 the company awarded bonuses of $125,000 to the chaiman of the board and $125,000 to the president.

        On January 1, 2001 the Company retained the services of I.O.C. Israel Oil Company LTD in connection with the operation of Jay Petroleum LLC and Jay Management Company LLC (a wholly owned subsidiaries of the Company). The Company agreed to pay I.O.C. the sum of $240,000 for the year 2001 and $120,000 for each of the years 2002 and 2003.

(NOTE C) - Investments in Affiliate

        A wholly owned subsidiary of the Company is the General Partner in the Isramco Negev 2 Limited Partnership. The daily management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders, are subject to supervision of the Supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. The Company's General Partner's interest in the Limited Partnership is 0.05% which is accounted for by the equity method of accounting due to its ability to exercise significant influence.

        At December 31, 2003 and 2002, the Company also owned 283,171,196 units (6.65%of the issued Partnership units) of the Isramco Negev 2 Limited Partnership with a cost of $5,018,000. This investment is also accounted for under the equity method of accounting.

        Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (amounts in thousands):

                                                     AS OF DECEMBER 31,
                                                   ----------------------
Balance Sheet                                        2003          2002
                                                   ---------    ---------
Current Assets                                      $114,900     $ 95,000
Other Assets                                           1,700        4,000
                                                   ---------    ---------

Total Assets                                        $116,600     $ 99,000
                                                   =========    =========
Current Liabilities                                 $    100            -
Equity                                              $116,500       99,000
                                                   ---------    ---------

Total liabilities and equity                        $116,600     $ 99,000
                                                   =========    =========

                                           Year Ended December 31,
                                    -------------------------------------
Statement of Operations                2003           2002         2001
                                    ---------      ---------    ---------

Income                                $19,700        $ 1,000     $  8,000
Expenses                              $ 8,500          3,000        7,000
                                    ---------      ---------    ---------

Net income (loss)                     $11,200        $(2,000)    $  1,000
                                    =========      =========    =========

         At December 31, 2003 and 2002 the Company also owned 7,877,248 units (24.72% of the issued Partnership units) of the I.N.O.C Dead Sea Limited Partnership with a cost of $ 1,270,067. This investment is also accounted for under the equity method of accounting.

Summarized financial information of I.N.O.C. Dead Sea Limited Partnership is as follows (amount in thousand - unaudited):


                                                     AS OF DECEMBER 31,
                                                   ----------------------
Balance Sheet                                        2003          2002
                                                   ---------    ---------

Current Assets                                       $11,330     $  9,300
Other Assets                                               -          600
                                                   ---------    ---------

Total Assets                                         $11,330     $  9,900
                                                   =========    =========

Current Liabilities                                  $    60            -
Equity                                               $11,270     $  9,900
                                                   ---------    ---------

Total liabilities and equity                         $11,330     $  9,900
                                                   =========    =========

                                           Year Ended December 31,
                                    -------------------------------------
Statement of Operations                2003           2002         2001
                                    ---------      ---------    ---------
Income                                $ 2,070        $   680      $   620
Expenses                              $ 1,400          1,900        1,058
                                    ---------      ---------    ---------

Net income (loss)                     $   670        $(1,220)     $ (438)
                                    =========      =========    =========

(NOTE D) - Marketable Securities

        At December 31, 2003, 2002 and 2001, the Company had net unrealized gains (losses) on marketable securities of $524,000, $ (371,000) and (179,000), respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                                     DECEMBER 31, 2003                              DECEMBER 31, 2002
                                                     -----------------                              -----------------

                                               COST                 MARKET VALUE               COST               MARKET VALUE
                                               ----                 ------------               ----               ------------
Debentures and Convertible Debentures        2,423,000                 3,170,000            $2,953,000              $2,603,000
Equity securities                            1,201,000                   735,000               595,000                 574,000
Investment Trust Funds                         157,000                   159,000                    --                      --

                                            $3,781,000                $4,064,000            $3,548,000              $3,177,000
                                             ---------                 ---------            ==========              ==========


Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock
Exchange and on OTC, consist of the following:

                                                     DECEMBER 31, 2003                              DECEMBER 31, 2002
                                                     -----------------                              -----------------

                                               COST                 MARKET VALUE               COST               MARKET VALUE
                                               ----                 ------------               ----               ------------
                                            $8,068,000                $8,572,000            $8,172,000              $7,733,000
                                             ---------                 ---------             ---------               ---------

        Sales of marketable securities resulted in realized gains (losses) of $95,000, $3,000 and ($3,000) for the years ended December 31, 2003, 2002 and
2001 respectively. Amounts reclassified from accumulated other comprehensive income into earings associated with the particular marketable securities were $51,000 for the year ended December 31, 2003. There were no reclassifications from accumulated other comprehensive income into earnings for the year ending December 31, 2002.

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

        The Company sold 203,000 shares of Eyeblast for $609,000 recognizing a gain of $549,000 in December of 2003.

(NOTE F) - Oil and Gas Properties


                                                              TOTAL  CAPITALIZED
                                                              -----  -----------
                                UNPROVED          PROVED                   COSTS
                                --------          ------                   -----

Balance - December 31, 2000     $277,000        $4,012,000           $4,289,000
Acquisition costs                     --         1,599,000            1,599,000
Development costs                     --           624,000              624,000

Balance - December 31, 2001     $277,000        $6,235,000           $6,512,000

                                                              TOTAL  CAPITALIZED
                                                              -----  -----------
                                UNPROVED          PROVED                   COSTS
                                --------          ------                   -----

Acquisition costs                194,000           443,000              637,000
Development costs            -----------          (694,000)            (694,000)
                             -----------       -----------           -----------
Balance - December 31, 2002     $471,000        $5,984,000           $6,455,000
                             ===========       ===========           ===========

Acquisition costs                     --           292,000              292,000
Development costs               (150,000)          384,000              234,000
                             -----------       -----------           -----------
Balance - December 31, 2003     $321,000        $6,660,000           $6,981,000


ANNUAL RATES OF DEPRECIATION ARE AS FOLLOWS:
--------------------------------------------
Office equipment and furniture                              7%--20%
Motor vehicles                                             15%--30%

A summary of property and equipment is as follows:

                                                      2003                2002
                                                      ----                ----
Unproved properties                                     --            $471,000
Oil and gas properties                           6,981,000           5,984,000
Retirement obligation assets                       449,000                  --
Transportation equipment                           142,000             142,000
Office equipment                                   133,000             111,000
                                                   -------             -------
                                                 7,705,000           6,708,000
  Less accumulated depletion, depreciation,
amortization and provision for impairment        4,441,000           3,203,000
                                                 ---------           ---------
                                                 3,264,000          $3,505,000
                                                 =========          ==========

(NOTE G) - EPS COMPUTATION

        SFAS No. 128, "Earnings per share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The company's reconciliation is as follows:

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                     2003                           2002                          2001
                                                     ----                           ----                          ----
                                           INCOME          SHARES           INCOME         SHARES         INCOME          SHARES
                                           ------          ------           ------         ------         ------          ------
Earnings per common share-basic         $  2,256,000      2,639,853     $ 1,717,000       2,639,853   $ (139,000)       2,639,853
Effect of dilutive securities:
Stock options                                                                    --              --           --               --
Earnings per common share-Diluted       $  2,256,000      2,639,853     $ 1,717,000       2,639,853   $ (139,000)       2,639,853

(NOTE H) - STOCK OPTION

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

Summary of the status of the Company's stock options is presented below:

                                                                     WEIGHTED-AVERAGE
                                                                     ----------------
1993 Plan:                                                 OPTIONS                       EXERCISE PRICE
                                                           -------                       --------------
Outstanding at December 31, 2000                             29,750                          $21.00
Granted                                                          --                              --
Expired                                                          --                              --
Outstanding at December 31, 2001                             29,750                          $21.00
Granted                                                          --                              --
Expired                                                          --                              --
Outstanding at December 31, 2002                             29,750                          $21.00
Granted                                                          --                              --
Expired                                                    (24,250)                              --
Outstanding at December 31, 2003                              5,500                          $10.45


As of December 31, 2003, 5,500 options were outstanding and exercisable at a price of $10.45 and a weighted average remaining contractual life of .5 years.
During 1994, the Company granted 2,500 options to an employee pursant to the 1993 Plan exercisable through March 2004 at an exercise price of $ 19.1. During
1995 the Company granted 3,000 options to a director under the 1993 Plan exercisable through July 2005 at an exercise price of $5.06 per share.

                                                                     WEIGHTED-AVERAGE
                                                                     ----------------
Consultants and others:                                    OPTIONS                       EXERCISE PRICE
                                                           -------                       --------------
Outstanding at December 31,                                   2,000                          $23.00
2000
Granted                                                          --                              --
Expired                                                          --                              --
Outstanding at December 31,                                   2,000                          $23.00
2001
Granted                                                          --                              --
Expired                                                          --                              --
Outstanding at December 31,                                   2,000                          $23.00
2002
Granted                                                          --                              --
Expired                                                     (2,000)                              --
Outstanding at December 31,                                      --                              --
2003

No stock options were granted during 2003. Shares of common stock reserved for future issuance are:

      Options granted under the 1993 Plan                          5,500
      Options available for grant under the 1993 Plan             20,250
      Options granted to directors                               139,990
                                                                 -------
      Total                                                      165,740
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

NOTE I) -- Income Taxes


Income (loss) before income taxes from U.S. and foreign results of operations is as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                  2003                     2002                    2001
                                                                  ----                     ----                    ----
U.S.                                                          $  1,022,000             $  (203,000)            $   605,000
Foreign                                                          2,426,000             $(1,710,000)            $ (694,000)
                                                              ------------               ----------            -----------
  Total                                                       $  3,448,000             $(1,913,000)            $  (89,000)
                                                              ============             ============            ===========

Total income tax expense (benefit) for each of the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

                                                                  2003                     2002                    2001
                                                                  ----                     ----                    ----
Income taxes (benefit)                                        $  1,188,000               $(114,000)            $    50,000
Shareholders' equity for unrealized holding
   gains (loses) on marketable securities                           80,000                 (43,000)            $  (63,000)
                                                              ------------               ----------            -----------
Total                                                         $  1,268,000               $(157,000)            $  (13,000)
                                                              ============               ==========            ===========


Income tax expense (benefit) attributable to income from continuing operations consist of:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                  2003                     2002                    2001
                                                                  ----                     ----                    ----
Current:
       State                                                        17,000                    6,000                 10,000
       Federal                                                   1,171,000                (315,000)                 73,000
       Foreign                                                          --                       --                276,000
Deferred federal                                                        --                  195,000              (309,000)
                                                              ------------               ----------            -----------
Total                                                         $  1,188,000               $(114,000)            $    50,000
                                                              ============               ==========            ===========

The deferred tax assets (liabilities) as of December 31, 2003 and 2002 are as follows:

                                                                                                AS OF DECEMBER 31,
                                                                                                ------------------
                                                                                           2003                    2002
                                                                                           ----                    ----
Net unrealized depreciation (appreciation) of marketable securities                      $ (130,000)           $   275,000
Basis differences in property and equipment                                                 356,000                 48,000
Losses carry forward                                                                             --                724,000
Other timing differences                                                                 (1,655,000)               202,000
                                                                                         ----------            -----------
Total                                                                                    (1,169,000)             1,249,000
Valuation allowance                                                                              --               (362,000)
                                                                                         ----------            -----------
                                                                                        ($1,169,000)           $   887,000
                                                                                         ==========            ===========

        The Company has determined that a valuation allowance of $362,000 was required for deferred tax assets for 2002. A valuation allowance for such assets was not required at December 31, 2001.This determination considered, among other things, estimated future cash flows from proved reserves and the market value of securities and expected resulting taxable income.

        Reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes is as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                  2003                     2002                    2001
                                                                  ----                     ----                    ----
Computed at U.S. statutory rates                                    (35.0)%                 (35.0)%                (35.0)%
State income taxes, net of federal benefit                            0.5%                   (3.1)%                (11.2)%
Adjustment to valuation allowance                                      --                    18.9%                    --
Other                                                                1.05%                   13.2%                   (10)%
                                                              ------------               ----------            -----------
                                                                   (34.45)%                  (6.0)%                 (56.2)%

(NOTE J) -- Concentrations of Credit Risk

        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at December 31, 2003.

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

(NOTE K) -- Commitments and Contingencies


COMMITMENTS:

        The Company leases corporate office facilities under a 3-year operating lease expiring October 2006 at a monthly rental of $ 2,400 with an escalation to $2500 on November 2005. The Company shares office space with Jay Petroleum, L.L.C. and Jay Management L.L.C., affiliates, under an informal sublease agreement. The Company is also responsible for its prorate share of the operating expenses that exceed a certain threshold.

        At December 31, 2003, future minimum lease payments under non-cancelable operating leases are approximately $ 83,000.

        Further annual minimum lease payments are follows:

                              Year Ending
                              December 31,

                        2004               28,000
                        2005               29,000
                        2006               26,000
                                           ------
                                           83,000


CONTINGENCIES:

        The Company is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of the Company.

     The Company, together with Naphtha Congo Ltd,. as Israeli and related entity ("Naphthat Congo"), were served in October 2002 in District Court of Harris County, Texas, with summons and complaint by Romfar International Ltd., a contractor ("Contractor") who provided drilling services in the Tilapia permit million and movig for court ordered arbitraction. The Contractor and Naphtha Tilapia 1 well. The Company indirectly held, througth Naphtha Congo, a 50% participation interest in the Tilapia 1 well.

     The Company filed it answer on October 18, 2002, where it denied all allegations made and denied that it is a proper party to the suit and moved to dismiss the complaint. On March 20, 2003, the courtgranted the Company's motion to compel arbitraction against Naphtha Congo. Subsequently, the contractor motion for a new trial and on July 8, 2003, the court denied the contractor's motion for a new trial. On November 3, 2003 the arbitrator's award was forwarded to Naphtha Congo. According the Arbitrator's award, Naphtha Congo is obliged to pay the contractor the amount of $693,523 as funds due under the drilling contract and in addition, interest at the rate of 18% per annum. The Company extinguished this oblogation on November 19, 2003.

(NOTE L) - Geographical Segment Information

        The Company's operations involve a single operating segment--the exploration, development, production and transportation of oil and natural gas. Its current oil and gas activities are concentrated in the United States, Israel, and the Republic of Congo, Africa. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.

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

                                                                                     GEOGRAPHIC SEGMENTS
                                                                                     -------------------
                                                                                                                     CONSOLIDATED
                                                             UNITED STATES           ISRAEL             CONGO            TOTAL
                                                             -------------           ------             -----            -----
                            2003
Sales and other operating revenue                              $  3,582           $  1,549                  --          $ 5,131
Costs and operating expenses                                    (1,960)              (820)               (150)          (2,930)
                                                                -------              -----               -----          -------
Operating profit (loss)                                        $  1,622           $    729            $  (150)          $ 2,201

Interest income and other corporate revenues                                                                                760
Net gain in investee and gain on marketable                                                                               1,098
securities
General corporate expenses                                                                                              (2,012)
Interest expense                                                                                                           (52)
Capital gain                                                                                                                549
Other income                                                                                                                475
Accretion expenses                                                                                                         (43)
Income taxes                                                                                                            (1,188)
Net income                                                                                                               2,256
Identifiable assets at December 31, 2003                       $  2,987           $     81                  --          $ 3,068
Net property and equipment
Cash and corporate assets                                                                                                29,627
Total assets at December 31, 2003                                                                                       $32,614
                                                                                                                         ======

                                                                                     GEOGRAPHIC SEGMENTS
                                                                                     -------------------
                                                                                                                     CONSOLIDATED
                                                             UNITED STATES           ISRAEL             CONGO            TOTAL
                                                             -------------           ------             -----            -----
                            2002
Sales and other operating revenue                              $  2,563           $  1,022            $     --          $ 3,585
Costs and operating expenses                                     (2,021)              (817)               (887)          (4,024)

Operating profit (loss)                                             243                205                (887)            (439)
                                                                -------              -----               -----          -------
Interest income and other corporate revenues                                                                                787
loss on marketable securities and net loss in investee                                                                     (629)
General corporate expenses                                                                                               (1,422)
Interest expense                                                                                                           (210)
Income taxes                                                                                                                114
Net loss                                                                                                                 (1,717)
Identifiable assets at December 31, 2002                       $  3,178           $    177            $    150          $ 3,505
Cash and corporate assets                                                                                                25,162
Total assets at December 31, 2002                                                                                       $28,667
                                                                                                                         ======

                                                                                     GEOGRAPHIC SEGMENTS
                                                                                     -------------------
                                                                                                                     CONSOLIDATED
                                                             UNITED STATES           ISRAEL             CONGO            TOTAL
                                                             -------------           ------             -----            -----
                           2001
Sales and other operating revenue                              $  3,171           $    988            $     --          $ 4,159
Costs and operating expenses                                     (1,451)              (723)               (199)          (2,373)
                                                                -------              -----               -----          -------
Operating profit (loss)                                        $  1,720           $    265            $   (199)         $ 1,786
Interest income and other corporate revenues                                                                                545
General corporate expenses                                                                                               (2,044)
Loss on marketable securities and
net loss in investee                                                                                                       (376)
Income taxes                                                                                                                (50)
Net loss                                                                                                                $  (139)
Identifiable assets at December 31, 2001
Net property and equipment                                     $  3,850           $    180            $    150          $ 4,180
Cash and corporate assets                                                                                               $22,435
Total assets at December 31, 2001                                                                                       $26,615
                                                                                                                         ======

(NOTE M) - Asset Retirement Obligations

        We recognize the fair value of a liability for an asset retirement obligation in the period at which time th asset was placed in service. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. The fair value of a liability for an asset retirement obligation is the amount which that liability could be settled in a current transaction between willing parties. The Company uses the expected cash flow approach for calculating asset retirement obligations. The liability is discounted using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. The changes in the liability for an asset retirement obligation due to the passage of time are measured by applying an interest method of allocation to the amount of the liability at the beginning of the period. This amount is recognized as an increase in the carrying amount of the liability and as accretion expense classified as an operating item in the statement of operations.

        Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record a liability for asset retirement obligations at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. As of January 1, 2003, the Company recorded asset retirement costs of $458,581 and asset retirement obligations of $650,240. The cumulative effect of change in accounting principle was $263,955, after taxes of $39,158.

        The reconciliation of the beginning and ending asset retirement obligations as of December 31, 2003 is as follows (in thousands):


Asset retirement obligations, as of December 31, 2002              $     --
Liabilities upon adoption of SFAS No. 143 on January 1, 2003             650
Liabilities incurred                                                     73
Liabilities settled                                                      -
Accretion expense                                                        43
Revisions in estimated cash flows                                        -
                                                                   -------------
Asset retirement obligations, as of December 31, 2003              $     766
                                                                   =============

        The following table summarizes the PRO FORMA net income and earnings per share for the years ended December 31, 2002 and 2001 as if SFAS No. 143 had been adopted on January 1, 2000 (in thousands, except per share amounts):


                                                    YEAR ENDED
                                                    DECEMBER 31,
                                                    ---------------------------
                                                    2002           2001
                                                    ------------   ------------
Net income (loss):
      As reported                                   $      1,717   $      (139)
      Pro forma                                            1,663          (186)
Net income (loss) per share, as reported:
      Basic & diluted                               $        .65   $      (.05)
Net income (loss) per share, pro forma:
      Basic & diluted                               $        .63   $      (.07)

        The following table summarizes PRO FORMA asset retirement obligations as of December 31, 2002 and 2001 as if SFAS No. 143 had been adopted on January 1, 2000 (in thousands):

                                                           AS OF DECEMBER 31,
                                                         ----------------------
                                                           2002          2001
                                                         ---------     --------
Asset retirement obligations, beginning of year          $    613      $   482
Liabilities incurred                                     $      -      $    96
Accretion expense                                        $     37      $    35
                                                         ---------     --------
Asset retirement obligations, end of year                $    650      $   613
                                                         =========     ========

(NOTE N) - Subsequent Event

        In March 2004, the Company completed the purchase of a luxury cruise liner for aggregate consideration of $8,050,000. The vessel, a Bahamas flagged ship, contains 270 passenger cabins spread out over nine decks. The Company has secured commercial bank loans for approximately $7.5 million of the purchase price, to be secured by a lien on the vessel, marketable securities anda company guarantee. The Company is currently in discussions with several luxury cruise operators for the purpose of commercially leasing the vessel as a luxury cruise liner. No assurance can be given that the Company will be able to conclude any leasing arrangement on commercially acceptable terms.

                      SUPPLEMENTARY OIL AND GAS INFORMATION

For the years ended December 31, 2003, 2002 and 2001 (unaudited)

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

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                            2003                         2002                      2001
                                                     ------------------          ------------------        ------------------
                                                     UNITED       CONGO          UNITED       CONGO        UNITED       CONGO
                                                     STATES                      STATES                    STATES
                                                     ------       -----          ------       -----        ------       -----
Unproved properties not being amortized                             150             194       $ 150        $  123       $ 150
Proved property being amortized                       6,352          --           5,504          --         5,632          --
Accumulated depreciation, depletion
amortization and impairment                          (3,338)       (150)         (2,526)         --        (1,937)         --
                                                     ------       -----          ------       -----        ------       -----
Net capitalized costs                                $3,014          --          $3,172       $ 150        $3,818       $ 150
                                                     ======       =====          ======       =====        =======      =====


COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

                                                            2003                         2002                      2001
                                                     ------------------          ------------------        ------------------
                                                     UNITED       CONGO          UNITED       CONGO        UNITED       CONGO
                                                     STATES                      STATES                    STATES
                                                     ------       -----          ------       -----        ------       -----
Property acquisition costs--proved and
unproved properties                                  $  260                      $   --       $  --        $1,059       $  --
Exploration costs                                        22          54             833         887           765         199
Development costs                                       393                         500          --           399          --
                                                     ------       -----          ------       -----        ------       -----
(Israel exploration costs in 2003-$ 88; 2002-27$
2001 - $5)



RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                            2003                         2002                      2001
                                                     ------------------          ------------------        ------------------
                                                     UNITED       CONGO          UNITED       CONGO        UNITED       CONGO
                                                     STATES                      STATES                    STATES
                                                     ------       -----          ------       -----        ------       -----
Oil and gas sales                                    $3,439          --          $2,423          --        $3,068       $  --
Lease operating expense and                            (872)         --            (844)         --          (905)         --
severance taxes
Depreciation, depletion,                             (1,088)       (150)           (589)         --          (519)         --
amortization and provision for
impairment
Exploration costs                                       (22)        (54)           (833)        809            (5)        199
                                                     ------       -----          ------       -----        ------       -----
Income (Loss) before tax provision                    1,457        (204)            155        (809)        1,639        (199)
Provision for income taxes                               --          71                         283          (535)         70
                                                     ------       -----          ------       -----        ------       -----
Results of operations                                $1,457       $(133)         $  155       $ 526        $1,104       $(129)
                                                     ======       =====          ======       =====        =======      =====

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

        The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condense, natural gas liquids and natural gas and changes in such quantities at December 31, 2003, 2002 and 2001, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompilation. All of the Company's proved reserves are in the United States. The Company's oil and gas reserves are priced at $ 30.56 per barrel and $ 5.16 per Mcf, respectively, at December 31, 2003.

                                                       OIL BBLS        GAS MCF
                                                      ----------      ----------
December 31, 2000                                       182,036      5,559,366
Revisions of previous estimates                         (19,580)       118,727
Acquisition of minerals in place                         47,689        190,345
Sales of minerals in place                                   --             --
Net discoveries and extensions                               --             --
Production                                              (19,835)      (656,169)
                                                      ----------      ----------

December 31, 2001                                       190,310      5,212,269

Revisions of previous estimates                          (7,525)      (572,723)
Acquisition of minerals in place                             --             --
Sales of minerals in place                                   --             --
Net discoveries and extensions                               --             --
Production                                              (20,852)      (720,072)
                                                      ----------      ----------
December 31, 2002                                       161,933      3,919,474

Revisions of previous estimates                          55,261       (317,234)
Acquisition of minerals in place                             --             --
Production                                              (19,294)      (599,000)
                                                      ----------      ----------

December 31, 2003                                       197,900      3,003,240

The Company's proved reserves are as follows:

                                                              DEVELOPED                        UNDEVELOPED
                                                       OIL BBLS        GAS MCF          OIL BBLS        GAS MCF
                                                       --------        --------         --------        --------
December 31, 2003                                       197,900      3,003,240                --        516,440
December 31, 2002                                       161,933      3,919,474                --        138,050
December 31, 2001                                       190,310      5,212,269                --             --


                                                       OIL BBLS        GAS MCF
                                                       --------        --------
Interest in proved reserves
  of unconsolidated affiliates
    December 31, 2003                                        --      1,979,000
    December 31, 2002                                        --      1,979,000
    December 31, 2001                                        --      1,979,000

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


                                                            2003                   2002             2001
                                                       --------------        --------------     ------------
Future cash inflows                                     $  21,705,930        $   20,637,745     $ 16,363,650
Future development costs                                     (160,780)             (189,877)        (141,574)
Future production costs                                    (7,472,950)           (6,131,777)      (5,180,472)
                                                       --------------        --------------     ------------
Future net cash flows                                      14,091,190            14,862,770       11,041,604
Future income tax expenses                                 (4,791,004)           (4,904,714)      (3,643,729)
Annual 10% discount rate                                   (4,650,009)           (4,082,803)      (3,020,874)
                                                       --------------        --------------     ------------
Standardized measure discounted future net cash
flows                                                  $    4,650,177        $    5,875,253     $  4,377,001
                                                       ==============        ==============     ============


CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

        The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                            2003                   2002             2001
                                                       --------------        --------------     ------------

Beginning of the year                                  $    5,875,253        $    4,377,001     $ 14,874,872
Sales and transfers of oil and gas produced,
net of production costs                                            --                    --               --
Sales of reserves in place                                         --                    --               --
Net changes in prices and production costs                 (1,341,179)            1,498,252       (4,100,459)
Net changes in income taxes                                  (113,710)                   --               --
Changes in estimated future development costs,
net of current                                                     --                48,303         (284,951)
development costs
Acquisition of minerals in place                                   --                    --     $  1,212,580
Revision of previous estimates                                     --                    --       (7,325,041)
Changes in production rate and other                               --                    --               --
Accretion of discount                                              --                    --               --
End of year                                                 4,650,177             5,875,253     $  4,377,001
                                                       ==============        ==============     ============

Selected Quarterly Financial Data (amounts in thousands, except per share data) (Unaudited):

                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2003        2003               2003              2003          2003
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,974     $ 2,982            $ 1,928          $  1,741       $ 8,625
Net Income (loss) before taxes                         $   901     $ 1,945            $   876          $  (274)       $ 3,448
Cumulative effect of an accounting change                                                              $  (264)       $ (264)
Net Income (loss)                                      $   901     $ 1,945            $   858          $(1,448)       $ 2,256

Earnings (loss) per Common Share
-Basic and Diluted                                     $  0.34     $  0.74            $  0.33          $ (0.55)       $  0.85


                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2002        2002               2002              2002          2002
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,076     $ 1,130            $ 1,047           $ 1,119       $ 4,372
Net Income (loss) before taxes                         $ (160)     $(1,833)           $   (60)          $   140       $(1,913)
Cumulative effect of an accounting change              $ 3,516          --                 --                --       $ 3,516
Net Income                                             $ 3,356     $(1,369)           $   (60)          $  (210)      $ 1,717

Earnings (loss) per Common Share
-Basic and Diluted                                     $  1.27     $ (0.52)           $ (0.02)          $ (0.08)      $  0.65

                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2002        2002               2002              2002          2002
                                                          ----        ----               ----              ----          ----

Total Revenues                                         $ 1,475     $ 1,263            $ 1,002           $   574       $ 4,704
Net Income (loss) before taxes                         $   352     $   767            $  (277)          $  (931)      $   (49)
Net Income                                             $   195     $   524)           $  (177)          $  (261)      $  (139)

Earnings (loss) per Common Share
-Basic and Diluted                                     $  0.07     $  0.20            $  0.07           $  0.24       $  0.05