Form 10-Q
period 2004-03-31
ISRAMCO INC
filed 2004-05-14
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

                                       or

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

        The number of shares outstanding of the registrant's Common Stock as of May 14, 2004 was 2,639,853.

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2004 and
           December 31, 2003                                                  1

         Consolidated Statements of Operations for the three
           months ended March 31, 2004 and 2003                               2

         Consolidated Statements of Cash Flows for the three
           months ended March 31, 2004 and 2003                               3

         Notes to Consolidated Financial Statements                           4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation                                    8

Item 3. Quantitative and Qualitative Disclosures about Market Risk           11

Item 4. Controls and Procedures                                              11

PART II. OTHER INFORMATION                                                   11

Item 1. Legal Proceedings                                                    11

Item 2. Changes in Securities                                                11

Item 3. Defaults upon senior securities                                      11

Item 4. Submission of Matters to a Vote of Security Holders                  12

Item 5. Other Information                                                    12

Item 6. Exhibits and Reports on Form 8-K                                     12

Signatures                                                                   13

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


                                   ISRAMCO INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                            (in thousands except for share information)


                                                                         March 31,       December 31,
                                                                           2004             2003
                                                                         --------         --------
                                                                        (Unaudited)       (Audited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                            699            2,429
         Marketable securities, at market                                   5,140            4,064
         Accounts receivable - Trade                                          710              503
         Account receivable - other                                            --              609
         Prepaid FIT expenses                                                 274              407
         Prepaid expenses and other current assets                            274              197
                                                                         --------         --------
         Total current assets                                               7,097            8,209

Property and equipment (successful efforts method for oil and gas
properties)                                                                 3,562            3,264
Real Estate                                                                 1,887            1,887
Marketable securities, at market                                           10,163            8,572
Investment in affiliates                                                   10,751           10,520
Investment in Vessel                                                        8,095               --
Other                                                                         162              162
                                                                         --------         --------
                  Total assets                                             41,717           32,614
                                                                         ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                                957              798
                                                                         --------         --------
Total current liabilities                                                     957              798

Asset Retirement Obligations                                                  777              766
Deferred tax liability                                                      1,406            1,169
Bank loan                                                                   7,501             --

Commitments, contingencies and other matters
         Common stock $.0l par value; authorized 7,500,000
                  shares; issued 2,669,120 shares; outstanding
                  2,639,853 at March 31,2003
                  and December 31,2003                                         27               27
         Additional paid-in capital                                        26,240           26,240
         Retained Earnings                                                  4,034            3,189
         Accumulated other comprehensive income (loss)                        939              589
         Treasury stock, 29,267 shares at
                  March 31, 2003 and December 31, 2003                       (164)            (164)
                                                                         --------         --------
                  Total shareholders' equity                               31,076           29,881
                                                                         --------         --------
                  Total liabilities and shareholders' equity             $ 41,717         $ 32,614
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


                             ISRAMCO INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except for share information)
                                      (Unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                       -------------------------------
                                                          2004                 2003
                                                       -----------         -----------
REVENUES:
         Operator fees from related party              $        36         $        53
         Oil and gas sales                                     834                 807
         Interest income                                       210                 168
         Office services to affiliate and other                195                 200
         Gain on Marketable securities                          --                 135
         Equity in net income of investees                     588                 238
         Other Income                                           30                 373
                                                       -----------         -----------
Total revenues                                         $     1,893         $     1,974
                                                       -----------         -----------

COSTS AND EXPENSES:
         Financial expenses                                      7                   2
         Depreciation, depletion and
         amortization                                          155                 154
         Accretion expenses                                     11                  --
         Lease operating expenses and
         severance taxes                                       191                 219
         Exploration costs                                      --                  22
         Operator expense                                      219                 247
         General and administrative                            336                 279
         Loss on marketable securities                          59                  --
         Impairment of oil and gas assets                       --                 150
                                                       -----------         -----------
Total expenses                                         $       978         $     1,073
                                                       -----------         -----------
Income before income taxes                                     915                 901

Income taxes                                                   (70)                 --
                                                       -----------         -----------
Net income from continuing operation                   $       845         $       901
                                                       ===========         ===========
Cumulative Effect of Accounting change                          --                  --
                                                       -----------         -----------
Net income                                                     845                 901
                                                       ===========         ===========
Earnings per common share-basic
continuing operation                                   $      0.32         $      0.34
Cumulative Effect of Accounting change                                              --
                                                       -----------         -----------
                                                       $      0.32         $      0.34
                                                       ===========         ===========

Weighted average number of shares
   outstanding-basic and diluted                         2,639,853           2,639,853
                                                       ===========         ===========

                  See notes to the consolidated financial statements.


                            ISRAMCO INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (Unaudited)


                                                          Three Months Ended March 31,
                                                             2004             2003
                                                            -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                             845             901
         Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization               155             154
         Accretion expenses                                      11              --
         Loss (gain) on marketable securities                    59             135
         Equity in net loss (gain) of investees                (588)           (238)
         Deferred taxes                                          56              --
                                                            -------         -------
         Changes in assets and liabilities:
         Accounts receivable                                    402             (71)
         Prepaid expenses and other current assets               56             170
         Accounts payable and accrued liabilities               159            (580)
                                                            -------         -------
         Net cash provided by operating activities            1,155             351
                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Addition to property and equipment                    (453)           (107)
         Purchase of Real Estate                                 --            (100)
         Purchase of Vessel                                  (8,095)             --
         Purchase of marketable securities                   (2,446)             84
         Proceeds from sale of marketable securities            608              --
                                                            -------         -------


Net cash used in investing activities                       (10,386)           (123)

Net cash from financing activities:
         Proceeds from Bank loan                              7,501              --
                                                            -------         -------
Net cash provided by financing activities                     7,501              --
                                                            -------         -------
NET INCREASE (Decrease) IN CASH AND CASH EQUIVALENTS         (1,730)            228

Cash and cash equivalents-beginning of year                   2,429           1,616
                                                            -------         -------
Cash and cash equivalents-end of period                         699           1,844
                                                            =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for taxes                   --              --
                                                            =======         =======

                 See notes to the consolidated financialstatements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain re-classification of prior year amounts has been made to conform to current presentation.
]
New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46. Consolidation of Variable Interest Entities, and subsequently revised the interpretation in December 2003 (FIN 46R). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We adopted FIN 46R effective January 1, 2004, with no material effect on our consolidated financial statements.

Stock-Based Compensation

        We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The company did not have any compensation expense for the three months periods ended March 31, 2004 and 2003, as there were no options granted in either of the periods and options historically granted were fully vested the date of grant. The following table illustrates the effect on net income and earning per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                  THREE MONTH ENDED MARCH 31,
                                                                 ------------------------------
                                                                    2004                2003
                                                                 ----------         -----------
Net income, as reported                                          $  845,000         $   901,000

Deduct:  Total stock-based employee compensation
         Expense determined under fair value based method
         For all awards, net of related tax effects                      --                  --
                                                                 ----------         -----------

Pro forma net income                                             $  845,000         $   901,000
                                                                 ----------         -----------
Net income per share:
         Basic - as reported                                     $     0.32         $      0.34
                                                                 ----------         -----------
         Basic - pro forma                                       $     0.32         $      0.34
                                                                 ----------         -----------
         Diluted - as reported                                   $     0.32         $      0.34
                                                                 ----------         -----------
         Diluted - pro forma                                     $     0.32         $      0.34
                                                                 ----------         -----------

NOTE 3 - CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its direct and indirect non U.S. based wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas) and Magic 1 Cruise Line Corp. and it's U.S based wholly-owned subsidiaries: Jay Petroleum, L.L.C. (Jay), Jay Management L.L.C. (Jay Management) and IsramTec Inc. (IsramTec). Inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 - ACCOUNTING CHANGES

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement obligations".. SFAS No. 143 requires entities to record a liability for asset retirement obligations at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense for the quarter ended March 31, 2004 were approximately $ 11,000.

NOTE 5 - OIL AND GAS PROPERTIES

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of the well are charged to expense. The costs of development wells are capitalized whether successful or unsuccessful. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Although the company continues to seek to acquire oil and gas properties, no such purchases were made in the first three months of 2004.

NOTE 6 - INVESTMENT IN VESSEL

In March 2004, the Company completed the purchase of a luxury cruise liner for aggregate consideration of $8,050,000. The Vessel, a Bahamas flagged ship, contains 270 passenger cabins spread out over nine decks. The Company has secured commercial bank loans for approximately $7.5 million of the purchase price, to be secured by a lien on the Vessel, marketable securities which are not restricted for trading and a Company guarantee. The terms of the loan are as follows: Principal amount of $2.7 million at an annual rate of Libor + 0.75% for a duration of twelve months and principal amount of $4.8 million at an annual rate of Libor + 1%, revolving every week.

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

NOTE 6 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                             For the Three Months Ended March 31,
                                             ------------------------------------
                                               2004                       2003
                                               ----                       ----
                                       Income       Shares         Income       Shares
                                       ------       ------         ------       ------
Earnings per common share-Basic       $ 845,000    2,639,853     $  901,000    2,639,853
Effect of dilutive securities of
stock options                                --           --             --           --
                                      =========    =========     ==========    =========
                                      $ 845,000    2,639,853     $  901,000    2,639,853

NOTE 7 - GEOGRAPHICAL SEGMENT INFORMATION

The Company's operations involve a single industry segment--the exploration, development, production and transportation of oil and natural gas. Its current oil and gas activities are concentrated in the United States and Israel. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.

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

                               GEOGRAPHIC SEGMENT

                                                     United                                           Consolidated
                                                     States           Israel          Africa             Total
                                                     ------           ------          ------             ------
Identifiable assets at March 31, 2004                 3,481                81                          $   3,562
Cash and corporate assets                                                                                 38,155
                                                                                                       ---------
                                                                                                       $  41,717
Total Assets at March 31, 2004                                                                         =========

Identifiable assets at December 31, 2003            $ 2,987          $     81        $     --          $   3,068
Cash and corporate assets                                                                                 29,167
                                                                                                       ---------
Total Assets at December 31, 2003                                                                      $  32,614
                                                                                                       =========
Three Months Ended March 31, 2004

Sales and other operating revenue                   $   881          $    184              --          $   1,065
Costs and operating expenses                        $  (328)         $   (226)             --          $    (565)
                                                    ========         ========        ========          =========
Operating profit                                    $   542          $    (42)                         $     500

Interest income                                                                                              199
Financial Income, net                                                                                         (7)
General corporate expenses                                                                                  (336)
Loss on marketable securities and                                                                            (59)
equity in net income of investees                                                                            588
Other income                                                                                                  30
Income Texas                                                                                                 (70)
                                                                                                       ---------
                                                                                                       $     845
Net Income from continuing operations                                                                  =========

Three Months Ended March 31, 2003

Sales and other operating revenue                   $    825         $    235        $     --          $   1,060
Costs and operating expenses                        $   (389)        $   (253)       $   (150)         $    (792)
                                                    --------         --------        --------          ---------
Operating profit                                    $    436         $    (18)       $   (150)         $     268
                                                    ========         ========        ========          =========
Interest Income                                                                                              168
Financial Income, net                                                                                         (2)
General corporate expenses                                                                                  (279)
Gain on marketable securities                                                                                135
   equity in net Income of investees                                                                         238
Other income                                                                                                 373
                                                                                                       ---------
Net Income from continuing operations                                                                  $     901
                                                                                                       =========

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the three month period ended March 31, 2004 and 2003 was as follows:

                                                            Three months
                                                           ended March 31,
                                                        2004            2003
                                                        ----            ----
Net Income                                             $   845        $   901
Other comprehensive gain (loss)
-available - for - sale securities                         587        $    35
-foreign currency translation adjustments of
the Israeli Branch and the limited partnerships        $  (236)       $    63
                                                       -------        -------
Comprehensive income                                     1,196        $   909
                                                       =======        =======

NOTE 9 - CONTINGENCIES

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

        THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q.

OVERVIEW

        Isramco, Inc., a Delaware company, is active in the exploration of oil and gas in Israel and the United States. The Company acts as an operator of certain leases and licenses and also holds participation interests in certain other interests. The Company also holds certain non-oil and gas properties. See "Business".

CRITICAL ACCOUNTING POLICIES

        In response to the Release No. 33-8040 OF THE Securities and Exchange Commission, "CAUTIONARY ADVICE REGARDING DISCLOSURE AND CRITICAL ACCOUNTING POLICIES", the Company identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex of subjective decisions or assessments.

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

        The decrease in the Company's consolidated cash and cash equivalents of $1,730,000 from $2,429,000 at December 31, 2003 to $699,000 at March 31, 2004,
is primarily attributable to purchase of the cruise liner (the "Vessel") in a sum of $8.05 million. See Note 6. The Company secured commercial bank loans in the principal amount of approximately $7.5 million, secured by liens on the vessel, Company marketable securities and a Company guarantee. The Company is currently in discussions with several luxury cruise operators for the purpose of commercially leasing the Vessel as a luxury cruise liner. No assurance can be given that the Company will be able to conclude any leasing arrangement on commercially acceptable terms.

        Net cash used in investing activities for the three-month period ended March 31, 2004 was $10,355,000 as compared to $ 123,000 used during the three-month period ended March 31, 2003. In March 2004, the Company concluded the purchase of the Vessel for aggregate consideration of approximately $8,050,000.

        Capital expenditures for property and equipment during the three months ended March 31, 2004 were $425,000 compared to $ 107,000 for the same period in 2003. Capital expenditures are primarily attributable to the cost of drilling of a new well in Oklahoma.

        The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

        The Company reported net income of $845,000 ($ 0.32 per share) for the three-month period ended March 31, 2004 compared to net income of $901,000 ($
0.34 per share) for the same period in 2003.

Set forth below is a break-down of these results.


United States

Oil and Gas Revenues (in thousands)

                                               Three Months ended March 31,
                                                 2004             2003

Oil Volume Sold (Bbl)                                 4                5

Gas Volume Sold (MCF)                               132              134

Oil Sales ($)                                       137              142

Gas Sales ($)                                       697              665

Average Unit Price

Oil ($/Bbl) *                                   $ 32.13          $ 29.90
                                                $  5.27          $  4.94
Gas ($/MCF) **



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

        On February 15, 2004, the operator presented the partners with two drilling prospect (a) Nizanim 1 Well (b) Yam 3 Well to a total depth of 5,700 meter (18,700 feet), with a total budget of $ 40 million. The Company has received notice from partners representing approximately 38.5% interest in the lease of their readiness to invest in Yam 3 Well. As of the filing of this report on Form 10-Q, no decision has been made to drill the Yam-3 Well.

MARINE SOUTH LICENSE

        Marine South License covers approximately 142 square kilometers (approximately 35,200 acres). The Company serves as the operator and holds 1 % interest.

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

OPERATOR'S FEES

        During the three months ended March 31, 2004, the Company earned $ 36,000 in operator fees compared to $ 53,000 respect of the same period in 2003.

OIL & GAS REVENUES

        For the three months ended March 31, 2004, the Company had oil and gas revenues of $834,000 compared to $807,000 for the same period in 2003. The increase in the 2004 period as compared to the same period in 2003 is primarily attributable to increased of oil & gas prices.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

        Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the three months ended on March 31, 2004 were $191,000 compared to $219,000 for the same period in 2003.

OIL AND GAS EXPLORATION COSTS

        During the three months ended March 31, 2004, the Company did not expend any amount in oil and gas exploration, as compared to $22,000 for the same period in 2003.

INTEREST INCOME

        Interest income during the three months ended March 31, 2004 was $210,000 compared to $168,000 for the same period in 2003. The increase in interest income earned by the company during the three months ended March 31, 2004 compared to the comparable period in 2003 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

        During the three months ended March 31, 2004, the Company recognized net realized and unrealized loss on trading securities of $ 59,000 compared to net realized and unrealized gain of $135,000 for the same period in 2003.

        Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

EQUITY IN NET INCOME OF INVESTEES

        At March 31, 2004, the available cash resources of INOC Dead Sea Limited Partnership and Isramco Negev 2 Limited Partnership, investee-affiliates of the Company, were approximately $127 million. During the three months ended March 31, 2004, the Company recognized net income of $588,000, compared to a net income of $238,000 for the same period in 2003. The increase is primarily attributable to the increase in the market value of these securities on the Tel Aviv Stock Exchange, where the securities of these entities are quoted for trading.

OPERATOR EXPENSE

        Operator expenses for the 2004 period were $219,000 compared to $247,000 for the 2003 period.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the three month period ended March 31, 2004 were $ 336,000 as compared to $279,000 for the same period in 2003.

OTHER INCOME

        Other income during the 2003 period included a non-recurring gain of $350,000, representing the settlement of a liability recorded in connection with a well drilled in the Marine 9 Permit (Congo) and that was recorded during 2002 as exploration costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There has been no material change in these market risks since the end of the fiscal year 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On February 10, 2004, the Company initiated a lawsuit in the Superior Court of California, County of Los Angeles, against several named defendants (collectively, the "Defendants"), alleging breach of contract and tort claims in connection with an agreement between the Company and the Defendants to jointly purchase and develop certain parcels of real estate outside Los Angeles. In its lawsuit, the Company is seeking damages in excess of $50 million. The matter is in preliminary stages and, as of the filing of this quarterly report on Form 10-Q, no trial date has been set. The parties are currently litigating preliminary motions and commencing discovery.

ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a)     Exhibits

10.1 Asset Purchase Agreement dated as of March 22, 2004, between Isramco, Inc. and Alberta Trading, Co. Inc.

31      Rule 13D-14(a) / 15D-14(a) Certifications

32      Section 1350 Certification

(b)     Reports on Form 8-K.

        (i) Isramco filed a report on Form 8-K on March 22, 2004 announcing that it successfully bid for a luxury cruise liner at an auction held under order of the United States Bankruptcy Court, Southern District of Florida.

        (ii) Isramco filed a report on Form 8-K on March 31, 2004, announcing the appointment of Donald D. Lovell as a director, replacing Mr. Avihu Ginzburg who then resigned as a director of the Company, and included the related press release.

        (iii) Isramco filed a report on Form 8-K on March 31, 2004 announcing its financial results for the year and quarter ended December 31, 2003, and included the related press release.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ISRAMCO, INC.





DATE: MAY 14, 2004                                 BY /s/ Haim Tsuff

                                              CHAIRMAN OF THE BOARD,
                                              CHIEF EXECUTIVE AND PRINCIPAL
                                              FINANCIAL AND ACCOUNTING
                                              OFFICER