Form 10-Q/A
period 2003-03-31
ISRAMCO INC
filed 2004-08-16
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                               EXPLANATORY NOTICE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2003, as originally filed on May 15, 2003, is being filed solely to reflect the plugging and abandonment obligations related to our oil and gas properties in accordance with the Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") effective January 1, 2003. The obligations related to these activities have been included in the newly inserted Note 9 to the Consolidated Statements. SFAS 143 was to be adopted in January 2003 but the Registrant first recorded these obligations only during the quarter ended December 31, 2003. The effect of the restatement was to decrease net income for the quarter ended March 31, 2003 by $313,000 from the amount included in the Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission. The revised net income for the quarter was $588,000.

Except as described above, no other changes have been made to this Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

INDEX

                                      PAGE
                         PART I - FINANCIAL INFORMATION



  Forward looking statements                                             (i)

Item 1.  Financial Statements

  Consolidated Balance Sheets at March 31, 2003 and December 31, 2002     1

  Consolidated Statements of Operations for the three months ended
    March 31, 2003 and 2002                                               2

  Consolidated Statements of Cash Flows for the three months ended
   March 31, 2003 and 2002                                                3

  Notes to Consolidated Financial Statements                              4

Item 2.  Management's discussion and analysis of financial statements     9

Item 3. Quantitative and Qualitative Disclosures about Market Risk        13

Item 4. Controls and Procedures                                           13



                           PART II. OTHER INFORMATION                     14



Item 1. Legal Proceedings                                                 14

Item 2. Changes in Securities                                             14

Item 3. Defaults upon senior securities                                   14

Item 4. Submission of Matters to a Vote of Security Holders               14

Item 5. Other Information                                                 14

Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                15

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act          16


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


                                      (ii)


                                       ISRAMCO INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                (in thousands except for share information)


                                                                                  March 31,     December 31,
                                                                                    2003            2002
                                                                                    ----            ----
                                                                                 (Unaudited)
                                                  ASSETS
Current assets:
     Cash and cash equivalents                                                     $  1,844      $  1,617
     Marketable securities, at market                                                 3,328         3,177
     Accounts receivable                                                                629           558
     Prepaid expenses and other current assets                                          271           441
                                                                                   --------      --------
           Total current assets                                                       6,072         5,793

Property and equipment (successful efforts method for oil and gas                     3,626         3,505
properties)
Real estate                                                                           1,888         1,887
Marketable securities, at market                                                      7,745         7,733
Investment in affiliates                                                              8,976         8,641
Deferred tax asset                                                                      915           887
Other                                                                                   221           221

                                                                                   --------      --------
           Total assets                                                            $ 29,443      $ 28,667
                                                                                   ========      ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                            1,621         2,175
                                                                                   --------      --------
           Total current liabilities                                                  1,621         2,175
                                                                                   --------      --------
             Asset Reitrement Obbigation                                                670

Shareholders' equity:
     Commonstock $.0l par value; authorized 7,500,000 shares; issued 2,669,120 shares; outstanding 2,639,853 at March 31,2003
           and December 31,2002                                                          27            27
     Additional paid-in capital                                                      26,240        26,240
     Retained earnings                                                                 1522           933
     Accumulated other comprehensive income (loss)                                     (473)         (544)
     Treasury stock, 29,267 shares at                                                  (164)         (164)
           March 31, 2003 and December 31, 2002
                                                                                   --------      --------
           Total shareholders' equity                                                27,152        26,492
                                                                                   --------      --------
           Total liabilities and shareholders' equity                              $ 29,443      $ 28,667
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


                                ISRAMCO INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except for share information)
                                         (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                2003                 2002
                                                             -----------         -----------
REVENUES:
         Operator fees from related party                    $        53         $        83
         Oil and gas sales                                           807                 516
         Interest income                                             168                 191
         Office services to related party                            200                 286
         Gain on Marketable securities, net                          135                  --
         Equity in net income of investees                           238                  --
         Other Income                                                373                  --
                                                             -----------         -----------

Total revenues                                               $     1,974         $     1,076
                                                             -----------         -----------

COSTS AND EXPENSES:
         Financial expenses                                            2                 104
         Depreciation, depletion and amortization                    162                 118
         Accretion expenses                                           11
         Lease operating expenses and severance taxes                219                 180
         Exploration costs                                            22                   2
         Operator expense                                            247                 187
         General and administrative                                  279                 410
         Loss on marketable securities, net                           --                 105
         Equity in net loss of investees                              --                 130
         Impairment of oil and gas assets                            180                  --
                                                             -----------         -----------

Total expenses                                               $     1,122         $     1,236
                                                             -----------         -----------

Income before income taxes                                           852                (160)

Income taxes                                                          --                  --
                                                             -----------         -----------

Net income (loss) from continuing operations                 $       852         $      (160)
                                                             ===========         ===========

Cumulative effect of accounting change                              (264)              3,516
                                                             ===========         ===========

Net income                                                   $       588         $     3,356
                                                             ===========         ===========

Earnings per common share-basic and diluted
Continuing operations                                        $      0.32         $     (0.06)
Cumulative effect of accounting change                             (0.10)        $      1.33
                                                             -----------         -----------
                                                             $      0.22         $      1.27
                                                             ===========         ===========

Weighted averagew number of shares
         Outstanding - basic and diluted                       2,639,853           2,639,853
                                                             ===========         ===========


See notes to the consolidated financial statements.


                              ISRAMCO INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                       (Unaudited)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2003            2002
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $   588         $ 3,356
     Adjustments to reconcile net income to net
     cash provided by operating activities:

     Depreciation, depletion and amortization                       162             118
     Accretion expenses                                              11
     Impairment of oil and gas assets                               180
     Loss (gain) on marketable securities                          (135)            127
     Equity in net loss (gain) of investees                        (238)            130
     Cumulative effect of accounting change                         264          (3,516)
     Deferred taxes                                                  --
     Changes in assets and liabilities:
     Accounts receivable                                            (71)            107
     Prepaid expenses and other current assets                      170            (124)
     Accounts payable and accrued liabilities                      (580)            (77)
                                                                -------         -------
     Net cash provided by operating activities                      351             121
                                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Addition to property and equipment                            (107)           (361)
     Purchase of marketable securities                             (100)           (867)
     Proceeds from sale of marketable securities                     84             335
     Purchase of convertible promissory note                         --             (50)
                                                                -------         -------

     Net cash (used in) provided by investing activities           (123)           (943)
                                                                -------         -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                228            (822)

Cash and cash equivalents-beginning of year                       1,616           4,280
                                                                -------         -------
Cash and cash equivalents-end of period                         $ 1,844         $ 3,458
                                                                =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for taxes                                           --
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

In accordance with SFAS 143, the Company has recorded an asset retirement obligation in connection with the plugging and abandomnment of its oil and gas properties. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

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

NOTE 6 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                               For the Three Months Ended March 31,
                                               ------------------------------------
                                               2003                             2002
                                               ----                             ----
                                      Income           Shares          Income          Shares
                                      ------           ------          ------          ------
Earnings per common share-Basic     $  588,000        2,639,853     $  3,356,000      2,639,853
Effect of dilutive securities:      ==========       ==========     ============     ==========
Stock Options                       $  588,000        2,639,000     $  3,356,000      2,639,853

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


GEOGRAPHIC SEGMENT
                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                              ------       ------      ------          -----
Identifiable assets at March 31, 2003        $  3,326     $     72    $    228       $  3,626
Cash and corporate assets                                                            $ 25,817
                                                                                     --------

Total Assets at March 31, 2003                                                       $ 29,443
                                                                                     ========

Identifiable assets at December 31, 2002     $  3,178     $     177    $    150      $  3,505
Cash and corporate assets                                                            $ 25,162
                                                                                     --------

Total Assets at December 31, 2002                                                    $ 28,667
                                                                                     ========
Three Months Ended March 31, 2003

Sales and other operating revenue            $    825     $    235    $     --       $  1,060
Costs and operating expenses                 $   (438)    $   (253)   $   (150)      $   (841)
                                             --------     --------    --------       --------
Operating profit                             $    387     $    (18)   $   (150)      $    219
                                             ========     ========    ========
Financial Income, net                                                                $    166
General corporate expenses                                                           $   (279)
Gain on marketable securities and
 equity in net gain of investees                                                     $    373
Other income                                                                         $    373
                                                                                     --------
Net income from continuing operations                                                $    852
                                                                                     ========

Three Months Ended March 31, 2002

Sales and other operating revenue            $    557     $    328    $     --       $    885
Costs and operating expenses                 $   (293)    $   (194)   $     --       $   (487)
                                             --------     --------    --------       --------
Operating profit                             $    264     $    134    $     --       $    398
                                             ========     ========    ========
Financial Income, net                                                                $     87
General corporate expenses                                                           $   (410)
Loss on marketable securities and
 equity in net loss of investees                                                     $   (235)
                                                                                     --------
Net Loss from continuing operations                                                  $   (160)
                                                                                     ========

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the three month period ended March 31, 2003 and 2002 was as follows:

                                                            Three months
                                                           ended March 31,
                                                        2003            2002
                                                        ----            ----
Net Income                                            $   588         $ 3,356
Other comprehensive gain (loss)
-available - for - sale securities                    $    35         $  (149)
-foreign currency translation adjustments             $    63         $  (341)
                                                      -------         -------
Comprehensive income (loss)                           $   686         $ 2,866
                                                      =======         =======

NOTE 9 -ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record a liability for asset retirement obligations at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. As of January 1, 2003, the Company recorded asset retirement costs of $458,581 and asset retirement obligations of $650,240. The cumulative effect of change in accounting principle was $263,955, net of taxes of $39,158.

The reconciliation of the beginning and ending asset retirement obligations as of March 31, 2003 was as follows (in thousands):

        Asset retirement obligations, as of December 31, 2002           $    --
        Liabilities upon adoption of SFAS No. 143 on January 1, 2003        650
        Liabilities incurred                                                  9
        Liabilities settled                                                  --
        Accretion expense                                                    11
        Revisions in estimated cash flows                                    --
                                                                        -------
        Asset retirement obligations, as of March 31, 2003              $   670
                                                                        =======

The following table summarizes the pro forma net income and earnings per share for the three months ended March 31, 2002 and for the years ended December 31, 2002, 2001 and 2000 as if SFAS No. 143 had been adopted on January 1, 2000 (in thousands, except per share amounts):


                                                                           DECEMBER 31,
                                                          ----------------------------------------------
                                        MARCH 31, 2002         2002            2001            2000
                                        --------------    --------------  --------------  --------------
Net income:
      As reported                       $        3,356    $        1,717  $         (139) $          317
      Pro forma                                  3,343             1,663            (186)            114

Net income per share, as reported:
      Basic                             $         1.27    $         0.65  $        (0.05) $         0.12
      Diluted                                     1.27              0.65           (0.05)           0.12

Net income per share, pro forma:
      Basic                             $         1.27    $         0.63  $        (0.07) $         0.04
      Diluted                                     1.27              0.63           (0.07)           0.04

The following table summarizes pro forma asset retirement obligations as of March 31, 2002 and December 31, 2002, 2001 and 2000 as if SFAS No. 143 had been adopted on January 1, 2000 (in thousands):

                                                                           DECEMBER 31,
                                                          ----------------------------------------------
                                        MARCH 31, 2002         2002            2001            2000
                                        --------------    --------------  --------------  --------------
Asset retirement obligations,
  pro forma                             $          623    $          650  $          613  $          483

NOTE 10- OTHER INCOME

Other income includes a sum of $350,000 which represents the settlement of a liability recorded in connection with a well drilled in Marine 9 Permit and was recorded during 2002 as exploration costs.

NOTE 11 - CONTINGENCIES

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

RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 2002

The Company reported net income of $588,000 ($0.22 per share) for the three-month period ended March 31, 2003 compared to net income of $3,356,000 ($1.27 per share) for the same period in 2002. The relatively higher net income for the 2002 period compared to the income for the same period in 2003 is primarily attributable to non-cash income booked as a result of the cumulative effect of accounting changes deriving from the Company's adoption, as of January 1st 2002, of SFAS 141 "Business Combination" and SFAS 142 "Goodwill and Intangible Assets" and a portion of the variance is due to the Company's adoption, as of January 1, 2003, of SFAS 143 Accounting for "Asset Retirement Obligations". The increase in net income from continuing operations during the three months ended March 31, 2003 compared to the same period in 2002 is primarily attributable to an increase in oil and gas prices, a gain on marketable securities and the settlement of a liability for a well drilled in Marine 9 Exploration Permit in the Congo in 2002.

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

                                  ISRAMCO, INC.





DATE: AUGUST 16, 2004                    BY /s/ HAIM TSUFF
                                         ---------------------------------------
                                         CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                         OFFICER AND PRINCIPAL FINANCIAL OFFICER