Form 10-Q/A
period 2003-06-30
ISRAMCO INC
filed 2004-08-16
CIK 719209

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

                               EXPLANATORY NOTICE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2003, as originally filed on August 14, 2003 is being filed solely to reflect the plugging and abandonment obligations related to our oil and gas properties in accordance with the Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") effective January 1, 2003. The obligations related to these activities have been included in the newly inserted Note 9 to the Consolidated Statements. SFAS 143 was to be adopted in January 2003 but the Registrant first recorded these obligations only during the quarter ended December 31, 2003. The effect of the restatement was a decrease to net income of $39,000 for the quarter ended June 30, 2003, and a decrease to net income of $352,000 for the six months ended June 30, 2003 from the amounts included in the Quarterly Report on Form 10-Q filed on August 14, 2003 with the Securities and Exchange Commission.

Except as described above, no other changes have been made to this Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART I - FINANCIAL INFORMATION:

                                                                           Page

Item 1. Financial Statements                                               (ii)

      Consolidated Balance Sheets at June 30, 2003 and December 31, 2002     1

      Consolidated Statements of Operations for the three and six months
      ended June 30, 2003 and 2002                                           2

      Consolidated Statements of Cash Flows for the six months ended
      June 30, 2003 and 2002                                                 3

      Notes to Consolidated Financial Statements                             4

Item 2. Management's discussion and analysis of financial statements        13

Item 3. Quantitative and Qualitative Disclosures about Market Risk          17

Item 4. Controls and Procedures                                             17

PART II. OTHER INFORMATION                                                  18

Item 1. Legal Proceedings                                                   18

Item 2. Changes in Securities & Use of Proceeds                             18

Item 3. Defaults upon senior securities                                     18

Item 4. Submission of Matters to a Vote of Security Holders                 18

Item 5. Other Information                                                   19

Item 6. Exhibits and Reports on Form 8-K                                    19

Signatures                                                                  20

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

                                      (ii)


                                        ISRAMCO INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                 (in thousands except for share information)
                                                 (Unaudited)


                                                                               June 30,      December 31,
                                                                                 2003            2002
                                                                               --------      -----------
                                                                              (Unaudited)      (Audited)
                                              ASSETS
Current assets:
     Cash and cash equivalents                                                    2,052           1,617
Marketble securities, at market                                                   3,755           3,177
     Accounts receivable                                                            610             558
     Prepaid expenses and other current assets                                      167             441
                                                                                -------         -------
           Total current assets                                                   6,584           5,793

Property and equipment (successful efforts method for oil and gas properties)     3,739           3,505
Real Estate                                                                       1,887           1,887
Marketable securities, at market                                                  8,071           7,733
Investment in affiliates                                                         10,717           8,641

Deferred tax asset                                                                  532             887
Other                                                                               221             221
                                                                                -------         -------
           Total assets                                                          31,751          28,667
                                                                                =======         =======

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                        1,231           2,175
                                                                                -------         -------
           Total current liabilities                                              1,231           2,175

Asset Retirement Obligation                                                         720              --

Shareholders' equity:
     Common stock $.0l par value; authorized 7,500,000
           shares; issued 2,669,120 shares; outstanding
           2,639,853 at June 30,2003                                                 27              27
           and December 31,2002
     Additional paid-in capital                                                  26,240          26,240
     Retained Earnings                                                            3,427             933
     Accumulated other comprehensive income (loss)                                  270            (544)

     Treasury stock, 29,267 shares at
           June 30, 2003 and December 31, 2002                                     (164)           (164)
                                                                                -------         -------

           Total shareholders' equity                                            29,800          26,492
                                                                                -------         -------

           Total liabilities and shareholders' equity                            31,751          28,667
                                                                                =======         =======

See notes to the consolidated financial statements.

                                                         -1-


                                               ISRAMCO INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands except for share information)
                                                        (Unaudited)


                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                           June 30,
                                                 -----------------------------       -----------------------------
                                                     2003              2002              2003              2002
                                                 -----------       -----------       -----------       -----------
REVENUES:
     Operator fees from related party                     52                64               105               147
     Oil and gas sales                                   964               625             1,771             1,141
     Interest income                                     257               105               425               296
     Office services to related party                    226               227               426               513
     Gain on Marketable securities                       464                --               599                --
     Equity in net income of investees                   941                --             1,179                --
     Other Income                                         38                --               411                --
                                                 -----------       -----------       -----------       -----------
Total revenues                                         2,942             1,021             4,916             2,097
                                                 -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
     Financial expenses                                   30                84                32               188
     Depreciation, depletion and
     amortization                                        166               962               328             1,080
     Accretion expense                                    11                --                22                --
     Lease operating expenses and
     severance taxes                                     201               257               420               437
     Exploration costs                                    --               841                22               843
     Operator expense                                    185               155               432               342
     General and administrative                          423               292               702               702
     Loss on marketable securities                        --                88                --               193
     Equity in net loss of investees                      --               176                --               306
     Impairment of oil and gas assets                     20                --               200                --
                                                 -----------       -----------       -----------       -----------
Total expenses                                         1,036             2,855             2,158             4,091
                                                 -----------       -----------       -----------       -----------
Income (loss) before income taxes                      1,906            (1,834)            2,758            (1,994)

Income taxes                                              --               464                --               464
                                                 -----------       -----------       -----------       -----------
Net income (loss) from continuing operation            1,906            (1,370)            2,758            (1,530)

Cumulative Effect of Accounting change                    --                --              (264)             3,516
                                                 -----------       -----------       -----------       -----------
Net income (Loss)                                      1,906            (1,370)            2,494             1,986

                                                 ===========       ===========       ===========       ===========
Earnings per common share-basic
continuing operation                                    0.72             (0.52)             1.04             (0.58)
Cumulative Effect of Accounting change                    --                --            (0.10)              1.33
                                                 -----------       -----------       -----------       -----------
                                                        0.72             (0.52)             0.94              0.75
                                                 ===========       ===========       ===========       ===========
Weighted average number of shares
   outstanding-basic                               2,639,853         2,639,853         2,639,853         2,639,853
                                                 ===========       ===========       ===========       ===========
Earnings per common share-diluted
continuing operation                                    0.72             (0.52)             1.04             (0.58)
Cumulative Effect of Accounting change                    --             (0.10)           (0.10)              1.33
                                                 -----------       -----------       -----------       -----------
                                                        0.72             (0.52)             0.94              0.75
                                                 ===========       ===========       ===========       ===========

Weighted average number of shares
   outstanding-diluted                             2,639,853         2,639,853         2,639,853         2,639,853
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

                                                           -2-


                            ISRAMCO INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (Unaudited)


                                                          Six Months Ended June 30,
                                                          -------------------------
                                                             2003           2002
                                                            ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              2,494          1,986
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion and amortization                  328            232
     Accretion expense                                          22             --
     Impairment of oil and gas assets                          200             --
     Dry hole costs                                             --          1,657
     Loss (gain) on marketable securities                     (612)           258
     Equity in net loss (gain) of investees                 (1,179)           306
     Cumulative effect of an Accounting change                 264         (3,516)
     Deferred taxes                                             --           (464)
     Changes in assets and liabilities:
     Accounts receivable                                       (52)          (117)
     Prepaid expenses and other current assets                 274           (289)
     Accounts payable and accrued liabilities                 (970)           149
                                                            ------         ------
     Net cash provided by operating activities                 769            201
                                                            ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Addition to property and equipment                       (368)          (450)
     Purchase of Real Estate                                    --         (1,202)
     Purchase of marketable securities                        (135)        (2,768)
     Proceeds from sale of marketable securities               169            704
     Purchase of convertible from promissory note               --            (50)
                                                            ------         ------

     Net cash used in investing activities                    (334)        (3,766)
                                                            ------         ------

NET INCREASE (Decrease) IN CASH AND CASH EQUIVALENTS           435         (3,565)

Cash and cash equivalents-beginning of year                  1,617          4,280
                                                            ------         ------
Cash and cash equivalents-end of period                      2,052            715
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

NOTE 6 -- EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:


                                                 For the Six Months Ended June 30,
                                               -------------------------------------
                                               2003                             2002
                                               ----                             ----
                                       Income          Shares          Income          Shares
                                       ------          ------          ------          ------
Earnings per common share-Basic      $2,494,000      2,639,853       $1,986,000      2,639,853
Effect of dilutive securities:
Stock Options                        $2,494,000      2,639,853       $1,986,000      2,639,853
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


GEOGRAPHIC SEGMENT

                                              United                               Consolidated
                                              States       Israel      Africa          Total
                                              ------       ------      ------          -----
Identifiable assets at June 30, 2003           3,668           71          --          3,739
Cash and corporate assets                                                             28,012
                                                                                     -------

Total Assets at June 30, 2003                                                         31,751
                                                                                     =======

Identifiable assets at December 31, 2002       3,178          177         150          3,505

Cash and corporate assets                                                             25,162
                                                                                     -------

Total Assets at December 31, 2002                                                     28,667

Six Months Ended June 30, 2003

Sales and other operating revenue              1,837          465          --          2,302
Costs and operating expenses                    (876)        (398)       (150)        (1,424)
                                              ------       ------      ------        -------

Operating profit                                 961           67        (150)           878
                                              ======       ======      ======

Financial Income, net                                                                    393
General corporate expenses                                                              (702)

Gain on marketable securities and
equity in net loss of investees                                                        1,778
Other income                                                                             411

Net Income from continuing operations                                                -------
                                                                                       2,758
                                                                                     =======
Six Months Ended June 30, 2002

Sales and other operating revenue              1,214          587          --          1,801
Costs and operating expenses                  (1,537)        (356)       (809)        (2,702)
                                              ------       ------      ------        -------

Operating profit                                (323)         231        (809)          (901)
                                              ======       ======      ======

Financial Income, net                                                                    108

General corporate expenses                                                              (702)

Loss on marketable securities and
equity in net loss of investees                                                         (499)

Income Taxes                                                                             464
                                                                                     -------

Net Loss from continuing operations                                                   (1,530)
                                                                                     =======

                                             -7-


Three Months Ended June 30, 2003

Sales and other operating revenue              1,012           230         --          1,242
Costs and operating expenses                   (438)          (145)        --           (583)
                                              ------       ------      ------        -------
Operating profit                                 574          185          --            659
                                              ======       ======      ======

Financial Income, net                                                                    227
General corporate expenses                                                              (423)

Gain on marketable securities and
equity in net loss of investees                                                        1,405
Other income                                                                              38
                                                                                     -------

Net Income from continuing operations                                                  1,906
                                                                                     =======

Three Months Ended June 30, 2002

Sales and other operating revenue                687          259          --            946
Costs and operating expenses                  (1,274)        (162)       (809)        (2,245)
                                              ------       ------      ------        -------
Operating profit                                (587)          97        (809)        (1,299)
                                              ======       ======      ======
Financial Income, net                                                                     21
General corporate expenses                                                              (292)

Loss on marketable securities and
equity in net loss of investees                                                         (264)

Income Taxes                                                                             464
                                                                                     -------

Net Loss from continuing operations                                                   (1,370)
                                                                                     =======

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the six month and three month period ended June 30, 2003 and 2002 was as follows: (in thousands)

                                                            Six months
                                                          ended June 30,
                                                    2003                 2002
                                                    ----                 ----
Net Income                                         2,494                1,986
Other comprehensive gain (loss)
-available - for - sale securities                   223                 (252)
-foreign currency translation adjustments            592                 (721)
                                                  ------               ------
Comprehensive income (loss)                        3,309                1,013
                                                  ======               ======

                                                           Three months
                                                          ended June 30,
                                                    2003                 2002
                                                    ----                 ----
Net Income                                         1,906               (1,370)
Other comprehensive gain (loss)
-available - for - sale securities                   216                 (103)
-foreign currency translation adjustments            529                 (380)
                                                  ------              -------
Comprehensive income (loss)                        2,651               (1,853)
                                                  ======              =======

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

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

The reconciliation of the beginning and ending asset retirement obligations as of June 30, 2003 is as follows (in thousands):


                                                        THREE MONTHS             SIX MONTHS
                                                            ENDED                   ENDED
                                                        JUNE 30, 2003           JUNE 30, 2003
                                                    ---------------------   ---------------------
Asset retirement obligations, beginning of period   $                 670   $                  --

Liabilities upon adoption of SFAS No. 143 on
   January 1, 2003                                                     --                     650

Liabilities incurred                                                   39                      48

Liabilities settled                                                    --                      --

Accretion expense                                                      11                      22

Revisions in estimated cash flows                                      --                      --
                                                    ---------------------   ---------------------

Asset retirement obligations, as of June 30, 2003   $                 720   $                 720
                                                    =====================   =====================

The following table summarizes the pro forma net income and earnings per share for the three and six months ended June 30, 2002 and for the years ended December 31, 2002, 2001 and 2000 as if SFAS No. 143 had been adopted on January 1, 2000 (in thousands, except per share amounts):


                                               THREE MONTHS    SIX MONTHS         YEAR ENDED DECEMBER 31,
                                                  ENDED          ENDED         -----------------------------------
                                              JUNE 30, 2002    JUNE 30, 2002      2002        2001         2000
                                             ---------------   --------------  ----------   ---------    ---------
Net income:

      As reported                            $       (1,370)   $       1,986   $    1,717   $   (139)    $     317

      Pro forma                                      (1,383)           1,959        1,663       (185)          114

Net income per share, as reported:

      Basic                                  $        (0.52)   $        0.75   $     0.65   $   (0.05)   $     0.12

      Diluted                                         (0.52)            0.75         0.65   $   (0.05)   $     0.12

Net income per share, pro forma:

      Basic                                  $        (0.52)   $        0.74   $     0.63   $   (0.07)   $     0.04

      Diluted                                         (0.52)            0.74         0.63       (0.07)         0.04

The following table summarizes pro forma asset retirement obligations as of June 30, 2002 and December 31, 2002, 2001 and 2000 as if SFAS No. 143 had been adopted on January 1, 2000 (in thousands):


                                                         AS OF
                                                         JUNE            AS OF DECEMBER 31,
                                                          30,      ------------------------------
                                                         2002        2002        2001       2000
                                                        -------    -------     -------    -------
Asset retirement obligations, pro forma                 $   632    $   650     $   613    $   483

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

The Company reported net income of $2,494,000 ($1.04 Per share) for the 2003 Period compared to a net income of $1,986,000 ($0.75 Per share) for the 2002 Period and income of $1,906,000 ($0.72 Per share) for the three months ended June 30, 2003, compared to a loss of $1,370,000 ($0..52 Per share) for the comparable period in 2002. The relatively higher net income for the 2003 Period compared to the 2002 Period as well as for the three months ended June 30, 2003 compared to the same period in 2002 is primarily attributable to an increase in revenues from oil and gas sales resulting from higher oil and gas prices, gains on marketable securities, the recording of a loss of $1,657,000 during the 2002 Period in connection with the drilling of the Read well in Texas and an additional well in Congo (Marine 9 permit), both of which were plugged and abandoned, and the recording of a net profit of $1,179,000 during the 2003 Period in connection with an increase in the net income of Isramco Negev 2 Limited Partnership and I.N.O.C Dead Sea Limited Partnerships, affiliate-investees of the Company, resulting primarily from unrealized gains on marketable securities by such affiliates (compared to a loss of $306,000 for the comparable period in 2002).

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

MARINE SOUTH LICENSE

In January 2002, Israeli Petroleum Commissioner issued a license in respect of the area covered by the Marine South permit (hereinafter, the "Marine South License"), which license continues in effect through January 15, 2005 and is subject to (i) the performance of a seismic 3D survey and the processing of the results thereof no later than January 15, 2003, (ii) the preparation of an oil drilling prospect by July 15, 2003 and (iii) the drilling of a well no later than January 15, 2004.. In March 2003, the Petroleum Commissioner granted an eight month extension for the period in which the above work plan is to be performed. The Company serves as operator of the License and holds a 1% participation interest in the License; the remaining participation interests are held by affiliated entities.

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

INTEREST INCOME

Interest income in respect of the 2003 Period was $425,000 compared to $296,000 for the 2002 Period and $257,000 in respect of the three months ended June 30, 2003 compared to $105,000 for the same period in 2002. The increase in interest income earned by the company during the 2003 Period as compared to the 2002 Period and during the three months ended June 30,2003 as compared to the same period in 2002 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

During the 2003 Period, the company recognized a net realized and unrealized gain on trading securities of $599,000 compared to losses of $193,000 for the 2002 Period and gain of $464,000 for the three months ended June 30,2003 compared to a loss of $88,000 for the same period in 2002.

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

OPERATOR EXPENSE

Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2003 Period were $432,000 compared to $342,000 for the 2002 Period and $185,000 for the three months ended June 30, 2003 compared to 155,000 for the comparable period in 2002. .The increase is primarily attributable to increase of legal expenses during the 2003 Period compare to the 2002 Period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the 2003 Period were $702,000 compared to $702,000 for the in 2002 Period and $423,000 for the three months ended June 30, 2003 compared to $292,000 for the same period in 2002. The increase in general and administrative expenses during the 2003 Period compared to the 2002 Period is primarily attributable to expenses incurred in the provision of professional services by related and third parties during 2002.

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