Form 10-Q/A
period 2003-09-30
ISRAMCO INC
filed 2004-08-16
CIK 719209

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

                               EXPLANATORY NOTICE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as originally filed on November 14, 2003 is being filed solely to reflect the plugging and abandonment obligations related to our oil and gas properties in accordance with the Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") effective January 1, 2003. The obligations related to these activities have been included in the newly inserted Note 9 to the Consolidated Statements. SFAS 143 was to be adopted in January 2003 but the Registrant first recorded these obligations only during the quarter ended December 31, 2003. The effect of the restatement was a decrease to net income of $50,000 for the quarter ended September 30, 2003, and a decrease to net income of $402,000 for the nine months ended September 30, 2003 from the amounts included in the Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities Exchange Commission.

Except as described above, no other changes have been made to this Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

                         PART I - FINANCIAL INFORMATION:


                                                                           PAGE

ITEM 1. FINANCIAL STATEMENTS                                               (II)

        CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2003 AND
        DECEMBER 31, 2002                                                    1

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
        NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002                        2

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
        ENDED SEPTEMBER 30, 2003 AND 2002                                    3

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS        10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13

ITEM 4. CONTROLS AND PROCEDURES                                             13

PART II.                                                                    14

ITEM 1. LEGAL PROCEEDINGS                                                   14

ITEM 2. CHANGES IN SECURITIES & USE OF PROCEEDS                             14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 5. OTHER INFORMATION                                                   14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURES                                                                  15

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


                                      (ii)


                                     ISRAMCO INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS EXCEPT FOR SHARE INFORMATION)


                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2003              2002
                                                                           --------         ---------
                                                                          (UNAUDITED)       (AUDITED)
ASSETS
CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                               5,966            1,617
      MARKETABLE SECURITIES, AT MARKET                                        3,539            3,177
      ACCOUNTS RECEIVABLE                                                       659              558
      PREPAID EXPENSES AND OTHER CURRENT ASSETS                                 532              441
                                                                           --------         --------
              TOTAL CURRENT ASSETS                                           10,696            5,793

PROPERTY AND EQUIPMENT (SUCCESSFUL EFFORTS METHOD FOR
OIL AND GAS PROPERTIES)                                                       3,726            3,505
REAL ESTATE                                                                   1,887            1,887
MARKETABLE SECURITIES, AT MARKET                                              5,401            7,733
INVESTMENT IN AFFILIATES                                                     10,467            8,641
DEFERRED TAX ASSET                                                              449              887
OTHER                                                                           221              221
                                                                           --------         --------
              TOTAL ASSETS                                                   32,847           28,667
                                                                           ========         ========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   1,357            2,175
                                                                           --------         --------
TOTAL CURRENT LIABILITIES                                                     1,357            2,175
ASSET RETIREMENT OBLIGATION                                                     755               --

COMMITMENTS AND CONTINGENCIES COMMON STOCK $.0L PAR VALUE;
AUTHORIZED 7,500,000 SHARES; ISSUED 2,669,120 SHARES;
OUTSTANDING 2,639,853 AT SEPTEMBER 30,2003 AND DECEMBER 31,2002                  27               27
      ADDITIONAL PAID-IN CAPITAL                                             26,240           26,240
      RETAINED EARNINGS                                                       4,235              933
      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                             397             (544)
      TREASURY STOCK, 29,267 SHARES AT
      SEPTEMBER 30, 2003 AND DECEMBER 31, 2002                                 (164)            (164)
                                                                           --------         --------

              TOTAL SHAREHOLDERS' EQUITY                                     30,735           26,492
                                                                           --------         --------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     32,847           28,667
                                                                           ========         ========


                          SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                                       ISRAMCO INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS EXCEPT FOR SHARE INFORMATION)
                                                (UNAUDITED)


                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                       -----------------------     -----------------------
                                                          2003          2002         2003           2002
                                                       ---------     ---------     ---------     ---------
REVENUES:
      OPERATOR FEES FROM RELATED PARTY                       451            52           556           199
      OIL AND GAS SALES                                      941           589         2,712         1,730
      INTEREST INCOME                                        147           199           572           604
      OFFICE SERVICES TO RELATED PARTY                       284           181           710           694
      GAIN ON MARKETABLE SECURITIES                           13            --           612            --
      EQUITY IN NET INCOME OF INVESTEES                       64            --         1,243            --
      OTHER INCOME                                            28            26           439            26
                                                       ---------     ---------     ---------     ---------
                                                           1,928         1,047         6,844         3,253
                                                       ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
      FINANCIAL EXPENSES                                       8            10            40           198
      DEPRECIATION, DEPLETION AND
      AMORTIZATION                                           161           118           489           349
      ACCRETION EXPENSE                                       11            --            33            --
      LEASE OPERATING EXPENSES AND
      SEVERANCE TAXES                                        218           147           638           584
      EXPLORATION COSTS                                       --            79            22         1,770
      OPERATOR EXPENSE                                       201           255           633           597
      GENERAL AND ADMINISTRATIVE                             472           320         1,174         1,066
      LOSS ON MARKETABLE SECURITIES                           --            92            --           350
      EQUITY IN NET LOSS OF INVESTEES                         --            86            --           392
      IMPAIRMENT OF OIL AND GAS ASSETS                        31            --           231            --
                                                       ---------     ---------     ---------     ---------
TOTAL EXPENSES                                             1,102         1,107         3,260         5,306
                                                       ---------     ---------     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES                            826           (60)        3,584        (2,053)

INCOME (TAXES)BENEFIT                                        (18)           --           (18)          464
                                                       ---------     ---------     ---------     ---------
NET INCOME (LOSS) FROM CONTINUING OPERATION                  808           (60)        3,566        (1,589)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        --            --          (264)        3,516
                                                       ---------     ---------     ---------     ---------
NET INCOME (LOSS)                                            808           (60)        3,302         1,927
                                                       ==========    =========     =========     =========
CONTINUING OPERATION                                        0.31         (0.02)         1.35         (0,60)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        --            --         (0.10)         1.33
                                                       ---------     ---------     ---------     ---------
                                                            0.31         (0.02)         1.25          0.73
                                                       ==========    =========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING-BASIC                                   2,639,853     2,639,853     2,639,853     2,639,853
                                                       =========     =========    ==========    ==========
EARNINGS PER COMMON SHARE-DILUTED
CONTINUING OPERATION                                        0.31         (0.02)         1.35         (0.60)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        --            --         (0.10)         1.33
                                                       ---------     ---------     ---------     ---------
                                                            0.31         (0.02)         1.25          0.73
                                                       =========     =========     =========     =========
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING-DILUTED                                 2,639,853     2,639,853     2,639,853     2,639,853
                                                       =========     =========     =========     =========


                            SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                                    ISRAMCO INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             2003             2002
                                                                           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME                                                             3,302             1,927
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION, DEPLETION AND AMORTIZATION                                 489               349
      ACCRETION EXPENSE                                                         33                --
      IMPAIRMENT OF OIL AND GAS ASSETS                                         231                --
      DRY HOLE COSTS                                                            --             1,657
      LOSS (GAIN) ON MARKETABLE SECURITIES                                    (620)              350
      EQUITY IN NET LOSS (GAIN) OF INVESTEES                                (1,243)              392
      CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                                264            (3,516)
      DEFERRED TAXES                                                            18              (464)
      CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                     (101)              (40)
      PREPAID EXPENSES AND OTHER CURRENT ASSETS                                (91)             (175)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                (844)              730
                                                                           -------           -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                             1,438             1,210
                                                                           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      ADDITION TO PROPERTY AND EQUIPMENT                                      (522)           (1,215)
      PURCHASE OF REAL ESTATE                                                   --            (1,887)
      PURCHASE OF MARKETABLE SECURITIES                                       (273)           (2,970)
      PROCEEDS FROM SALE OF EQUIPMENT                                           --                10
      PROCEEDS FROM SALE OF MARKETABLE SECURITIES                            3,706             1,912
      PURCHASE OF CONVERTIBLE PROMISSORY NOTE                                   --               (50)
                                                                           -------           -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          2,911            (4,200)
                                                                           -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,349            (2,990)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                  1,617             4,280
                                                                           -------           -------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                      5,966             1,290
                                                                           =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      CASH PAID DURING THE PERIOD FOR INTEREST                             $     -           $     -
                                                                           =======           =======

CASH PAID DURING THE PERIOD FOR TAXES                                      $     -           $     -
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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No.. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial position, consolidated results of operations, or cash flows.

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

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for

Revenue Arrangements with Multiple Deliverables.." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." the adoption of this issue did not have a material impact on the Company's consolidated financial position, consolidated results of operations, or cash flows.

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

NOTE 6 -- EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                               2003                           2002
                                      INCOME          SHARES         INCOME          SHARES
                                      ------          ------         ------          ------
EARNINGS PER COMMON
SHARE-BASIC                        $3,302,000       $2,639,853     $1,927,000       $2,639,853

EFFECT OF DILUTIVE SECURITIES:
STOCK OPTIONS                             --                --             --               --

EARNINGS PER COMMON
SHARE-DILUTED                      $3,302,000       $2,639,853     $1,927,000       $2,639,853
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

                                                      UNITED                                CONSOLIDATED
                                                      STATES       ISRAEL       AFRICA          TOTAL
                                                     ---------    --------    ----------      ---------
IDENTIFIABLE ASSETS AT SEPTEMBER 30, 2003               3,629          97            --          3,726
CASH AND CORPORATE ASSETS                                                                       29,121
                                                                                               -------
TOTAL ASSETS AT SEPTEMBER 30, 2003                                                              32,847
                                                                                               =======
IDENTIFIABLE ASSETS AT DECEMBER 31, 2002                3,178         177           150          3,505
CASH AND CORPORATE ASSETS                                                                       25,162
                                                                                               -------
TOTAL ASSETS AT DECEMBER 31, 2002                                                               28,667
                                                                                               =======
NINE MONTHS ENDED SEPTEMBER 30, 2003
SALES AND OTHER OPERATING REVENUE                       2,817       1,163            --          3,980
COSTS AND OPERATING EXPENSES                           (1,292)       (606)         (150)        (2,048)
                                                      =======     =======       =======        =======
OPERATING PROFIT                                        1,525         557          (150)         1,932
FINANCIAL INCOME, NET                                                                              532
GENERAL CORPORATE EXPENSES                                                                      (1,174)
GAIN ON MARKETABLE SECURITIES AND
EQUITY IN NET GAIN OF INVESTEES                                                                  1,855
OTHER INCOME                                                                                       439
INCOME TAXES                                                                                       (18)
                                                                                               -------
NET INCOME FROM CONTINUING OPERATIONS                                                            3,566
                                                                                               =======
NINE MONTHS ENDED SEPTEMBER 30, 2002
SALES AND OTHER OPERATING REVENUE                       1,836         787            --          2,623
COSTS AND OPERATING EXPENSES                           (1,792)       (621)         (887)        (3,300)
                                                      =======     =======       =======        =======
OPERATING PROFIT                                           44         166          (887)          (677)
FINANCIAL INCOME, NET                                                                              406
GENERAL CORPORATE EXPENSES                                                                      (1,066)
LOSS ON MARKETABLE SECURITIES AND
 EQUITY IN NET LOSS OF INVESTEES                                                                  (742)
OTHER INCOME                                                                                        26
INCOME TAXES                                                                                       464
                                                                                               -------
NET LOSS FROM CONTINUING OPERATIONS                                                             (1,589)
                                                                                               =======
THREE MONTHS ENDED SEPTEMBER 30, 2002
SALES AND OTHER OPERATING REVENUE                         622         199            --            821
COSTS AND OPERATING EXPENSES                             (255)       (265)          (78)          (598)
                                                      -------     -------       -------        -------
OPERATING PROFIT                                          367         (66)          (78)           223

FINANCIAL INCOME, NET                                                                              189
GENERAL CORPORATE EXPENSES                                                                        (320)
LOSS ON MARKETABLE SECURITIES AND                                                                 (178)
 EQUITY IN NET LOSS OF INVESTEES                                                                    26
INCOME TAXES                                                                                        --
                                                                                               -------
NET INCOME FROM CONTINUING OPERATION                                                               (60)
                                                                                               =======


                                                      UNITED                                CONSOLIDATED
                                                      STATES       ISRAEL       AFRICA          TOTAL
                                                     ---------    --------    ----------      ---------
THREE MONTHS ENDED SEPTEMBER 30, 2003
SALES AND OTHER OPERATING REVENUE                         980         698            --          1,678
COSTS AND OPERATING EXPENSES                             (416)       (208)           --           (624)
                                                      -------     -------       -------        -------
OPERATING PROFIT                                          564         490            --          1,054
FINANCIAL INCOME, NET                                                                              139
GENERAL CORPORATE EXPENSES                                                                        (472)
GAIN ON MARKETABLE SECURITIES AND
EQUITY IN NET LOSS OF INVESTEES                                                                     77
OTHER INCOME                                                                                        28
INCOME TAXES                                                                                       (18)
                                                                                               -------
NET LOSS FROM CONTINUING OPERATIONS                                                                808
                                                                                               =======

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the nine month and three month period ended September 30, 2003 and 2002 was as follows: (in thousands)


                                                           NINE MONTHS
                                                        ENDED SEPTEMBER 30,

                                                       2003           2002
                                                       ----           -----

NET INCOME                                             3,302          1,927
OTHER COMPREHENSIVE GAIN (LOSS)
-AVAILABLE - FOR - SALE SECURITIES, NET                  556            (82)
-FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, NET           385           (901)
                                                       -----          -----
COMPREHENSIVE INCOME (LOSS)                            4,243            944
                                                       =====          =====

                                                           THREE MONTHS
                                                        ENDED SEPTEMBER 30,

                                                       2003           2002
                                                       ----           -----
NET INCOME                                               808            (60)
OTHER COMPREHENSIVE GAIN (LOSS)
-AVAILABLE - FOR - SALE SECURITIES, NET                  333            169
-FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, NET          (207)          (180)
                                                       -----          -----
COMPREHENSIVE INCOME (LOSS)                              934            (71)
                                                       =====          =====

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

The reconciliation of the beginning and ending asset retirement obligations as of September 30, 2003 is as follows (in thousands):


                                            THREE MONTHS          NINE MONTHS
                                                ENDED                ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                2003                  2003
                                           ---------------      ---------------

Asset retirement
 obligations, beginning of period           $         720        $          --

Liabilities upon adoption of
   SFAS No. 143 on January 1, 2003                     --                  650

Liabilities incurred                                   24                   72

Liabilities settled                                    --                   --

Accretion expense                                      11                   33

Revisions in estimated
   cash flows                                          --                   --
                                           ---------------      ---------------

Asset retirement
 obligations, as of
 September 30, 2003                        $          755       $          755
                                           ===============      ===============

The following table summarizes the pro forma net income and earnings per share for the three and nine months ended September 30, 2002 and for the years ended December 31, 2002, 2001 and 2000 as if SFAS No.. 143 had been adopted on January 1, 2000 (in thousands, except per share amounts):

                                             THREE MONTHS     NINE MONTHS
                                                 ENDED            ENDED                   YEAR ENDED DECEMBER 31,
                                             SEPTEMBER 30,    SEPTEMBER 30,   -------------------------------------------------
                                                 2002             2002              2002             2001             2000
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Net income:

      As reported                           $          (60)  $        1,927   $        1,717   $         (139)  $          317

      Pro forma                                        (73)           1,887            1,663             (185)             114


Net income per share, as reported:

      Basic                                 $        (0.02)  $         0.73   $         0.65   $        (0.05)  $         0.12

      Diluted                                        (0.02)            0.73             0.65   $        (0.05)  $         0.12


Net income per share, pro forma:

      Basic                                 $        (0.03)  $         0.71   $         0.63   $        (0.07)  $         0.04

      Diluted                                        (0.03)            0.71             0.63            (0.07)            0.04

The following table summarizes pro forma asset retirement obligations as of September 30, 2002 and December 31, 2002, 2001 and 2000 as if SFAS No. 143 had been adopted on January 1, 2000 (in thousands):

                                                AS OF                       AS OF DECEMBER 31,
                                             SEPTEMBER 30,   -------------------------------------------------
                                                 2002             2002              2001             2000
                                            ---------------  ---------------  ---------------  ---------------
Asset retirement obligations, pro forma     $           641  $          650   $          613   $          483

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

Net cash provided by investing activities for the nine-month period ended September 30, 2003 was $2,911,000 as compared to $4,200,000 net cash used during the nine-month period ended September 30, 2002. The net cash provided for the nine months ended September 2003 is primarily attributable to proceeds from the sale of marketable securities. Net cash used in nine months ended September 2002 is primarily attributable to the purchase of marketable securities and real estate..

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

The Company reported net income of $3,302,000 ($1.25 per share) for the 2003 period compared to a net income of $1,927,000 ($0.73 per share) for the 2002 period and income of $808,000 ($0.31 per share) for the three months ended September 30, 2003, compared to a loss of $60,000 ($0.02 per share) for the comparable period in 2002. The relatively higher net income for the 2003 Period compared to the 2002 Period as well as for the three months ended September 30, 2003 compared to the same period in 2002 is primarily attributable to (i)an increase in revenues from oil and gas sales resulting from higher oil and gas prices, (ii) gains on marketable securities, the recording of a loss of $1,657,000 during the 2002 Period in connection with the drilling of the Read well in Texas and an additional well in Congo (Marine 9 permit), both of which were plugged and abandoned, and (iii) the recording of a net profit of $1,243,000 during the 2003 Period in connection with an increase in the net income of Isramco Negev 2 Limited Partnership and I..N.O.C Dead Sea Limited Partnerships, affiliate-investees of the Company, resulting primarily from unrealized gains on marketable securities by such affiliates (compared to a loss of $392,000 for the comparable period in 2002).

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

INTEREST INCOME

Interest income in respect of the 2003 Period was $572,000 compared to $604,000 for the 2002 Period and $147,000 in respect of the three months ended September 30, 2003 compared to $199,000 for the same period in 2002. The decrease in interest income earned by the company during the 2003 Period compared to the 2002 Period and during the three months ended September 30, 2003 as compared to the same period in 2002 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

During the 2003 Period, the Company recognized a net realized and unrealized gain on trading securities of $612,000 compared to losses of $350,000 for the 2002 Period and gain of $13,000 for the three months ended September 30,2003 compared to a loss of $92,000 for the same period in 2002.

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

OPERATOR EXPENSE

Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2003 Period were $633,000 compared to $597,000 for the 2002 Period and $201,000 for the three months ended September 30, 2003 compared to 255,000 for the comparable period in 2002

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the 2003 Period were $1,174,000 compared to $1,066,000 for the in 2002 Period and $472,000 for the three months ended September 30, 2003 compared to $320,000 for the same period in 2002. The increase in general and administrative expenses during the 2003 Period compared to the 2002 Period and for the three months ended September 2003 compared to the same Period in 2002 is primarily attributable to expenses incurred in the provision of professional services by related and third parties during 2003.

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