Form 10-K/A
period 2003-12-31
ISRAMCO INC
filed 2004-08-16
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                               EXPLANATORY NOTICE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as originally filed on March 30, 2004, is being filed solely to revise the Selected Quarterly Financial Data. Registrant has amended the 2003 quarterly financials on Form 10-Q/A to reflect the plugging and abandonment obligations related to its oil and gas properties in accordance with the Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") effective January 1, 2003.

Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

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



Date: August 16, 2004

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





/S/ MANN FRANKFORT STEIN & LIPP CPAS, LLP

HOUSTON, TEXAS
MARCH 5, 2004


                                                 ISRAMCO INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                          (in thousands except for share information)


                                                                                                         DECEMBER 31
                                                                                                -----------------------------
                                                                                                      2003               2002
                                                                                                ----------         ----------
                                                            ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                              $    2,429         $    1,617
         Marketable securities, at market                                                            4,064              3,177
         Accounts receivable - trade                                                                   503                558
         Accounts receivable - other                                                                   609                 --
         Prepaid FIT expenses                                                                          407                315
         Prepaid expenses and other current assets                                                     197                126
                                                                                                ----------         ----------

         TOTAL CURRENT ASSETS                                                                        8,209              5,793

Property and equipment, net (successful efforts
method for oil and gas properties)                                                                   3,264              3,505
Real Estate                                                                                          1,887              1,887
Marketable securities, at market                                                                     8,572              7,733
Investment in affiliates                                                                            10,520              8,641
Deferred tax asset                                                                                      --                887
Other                                                                                                  162                221
                                                                                                ----------         ----------

TOTAL ASSETS                                                                                    $   32,614         $   28,667
                                                                                                ==========         ==========

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                                                  $      798         $    2,175
                                                                                                ----------         ----------

         TOTAL CURRENT LIABILITIES                                                                     798              2,175
                                                                                                ----------         ----------

Asset retirement obligations                                                                           766                 --
Deferred tax liability                                                                               1,169                 --

SHAREHOLDERS' EQUITY
         Common stock $ 0.0l par value; authorized 7,500,000 shares;                                    27                 27
         issued 2,669,120 shares; outstanding 2,639,853 shares
         Additional paid-in capital                                                                 26,240             26,240
         Retained earnings (accumulated deficit)                                                     3,189                933
         Accumulated other comprehensive income (loss)                                                 589              (544)
         Treasury stock, 29,267 shares at cost                                                       (164)              (164)
                                                                                                ----------         ----------
         Total shareholders' equity                                                                 29,881             26,492
                                                                                                ----------         ----------

Total liabilities and shareholders' equity                                                      $   32,614         $   28,667
                                                                                                ==========         ==========


See notes to the consolidated financial statements.


                                                 ISRAMCO INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands except for share information)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                    2003              2002               2001
                                                                              ----------        ----------         ----------
Revenues and other income :                                                                            ---                ---
Operator fees from related party                                              $      753        $      249         $      234
Oil and gas sales                                                                  3,439             2,423              3,068
Interest income                                                                      760               738                541
Office services
         To related parties                                                          635               773                754
         To others                                                                   304               140                103
Gain on sale of investment                                                           549
Gain from sale oil and gas properties and
Equipment                                                                            ---               ---                  4
Gain on marketable securities                                                        872               ---                ---
Equity in net income of investees                                                  1,098               ---                ---
Other                                                                                475                49                ---
                                                                              ----------        ----------         ----------

                 Total revenues and other income                                   8,885             4,372              4,704
                                                                              ----------        ----------         ----------
Expenses :
Interest expense                                                                      52               210                ---
Accretion expense                                                                     43               ---                ---
Depreciation, depletion and amortization                                             621               642                564
Lease operation expense and severance taxes                                          872               844                905
Exploration costs                                                                    165             1,747                204
Operator expense                                                                     795               791                696
General and administrative
         To related parties                                                          317               120                240
         To others                                                                 1,695             1,302              1,808
Loss on sale of marketable securities                                                ---               189                199
Equity in net loss of investees                                                      ---               440                177
Impairment of oil and gas assets                                                     617               ---                ---
                                                                              ----------        ----------         ----------

                 Total expenses                                                    5,177             6,285              4,793
                                                                              ----------        ----------         ----------

Income (loss) before income taxes                                                  3,708            (1,913)               (89)
Income taxes (benefit)                                                             1,188               114                 50
                                                                              ----------        ----------         ----------

Net income (loss) before cumulative effect of change in accounting principle       2,520            (1,799)              (139)
Cumulative effect of change in accounting principle, net                            (264)            3,516                ---
                                                                              ----------        ----------         ----------

Net income (loss)                                                             $    2,256        $    1,717         $     (139)
                                                                              ==========        ==========         ==========
Earnings (loss) per share
Basic and diluted earnings (loss) per share for:
   Net income (loss) before cumulative effect                                 $     0.95        $    (0.68)        $    (0.05)
   Cumulative effect of accounting change, net                                $    (0.10)       $     1.33         $      ---
                                                                              ----------        ----------         ----------
Net income (loss)                                                             $     0.85        $     0.65         $    (0.05)
                                                                              ==========        ==========         ==========
Weighted average number of common shares
   outstanding-basic                                                           2,639,853         2,639,853          2,639,853
                                                                              ==========        ==========         ==========
Weighted average number of common shares outstanding -diluted                  2,639,853         2,639,853          2,639,853
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


                                                 ISRAMCO INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                          COMMON STOCK
                                                                   --------------------------

                                                                                                               ACCUMULATED
                                                                                                ADDITIONAL           OTHER
                                                                         NUMBER                    PAID-IN   COMPREHENSIVE
                                                                      OF SHARES        AMOUNT      CAPITAL   INCOME (LOSS)
                                                                   ------------  ------------  ------------  -------------
                                                                                $ IN THOUSANDS, EXCEPT SHARE AMOUNTS
Balances at December 31, 2000                                         2,669,120            27        26,240            374

Comprehensive income:

Net Income                                                                    -             -             -              -
Net unrealized loss on available for sale marketable
securities, net of taxes                                                      -             -             -           (238)


Total comprehensive income
                                                                   ------------  ------------  ------------  -------------

Balances at December 31, 2001                                         2,669,120            27        26,240            136

Comprehensive income:

Net Income                                                                    -             -             -              -
Net unrealized loss on available for sale marketable
securities, net of taxes                                                      -             -             -           (243)
Net realized gain (loss) on foreign exchange rates, net of taxes              -             -             -           (437)

Total comprehensive income
                                                                   ------------  ------------  ------------  -------------

Balances at December 31, 2002                                         2,669,120  $         27  $     26,240  $        (544)
Comprehensive income:

Net Income
Net unrealized gain on available for sale marketable                          -             -             -              -
securities, net of taxes                                                      -             -             -            524
Net realized gain (loss) on foreign exchange rates, net of taxes              -             -             -            609
Total comprehensive income
                                                                   ------------  ------------  ------------  -------------
Balances at December 31, 2003                                         2,669,120  $         27  $     26,240  $         589
                                                                   ============  ============  ============  =============

(CONTINUED)

                                                                      RETAINED
                                                                       EARNINGS                        TOTAL
                                                                   (ACCUMULATED      TREASURY  SHAREHOLDERS'
                                                                       DEFICIT)         STOCK         EQUITY
                                                                   ------------  ------------  -------------



Balances at December 31, 2000                                              (645)         (164)        25,832

Comprehensive income:

Net Income                                                                 (139)            -           (139)
Net unrealized loss on available for sale marketable
securities, net of taxes                                                      -             -           (238)
                                                                                               -------------

Total comprehensive income                                                                              (377)
                                                                   ------------  ------------  -------------

Balances at December 31, 2001                                              (784)         (164)        25,455

Comprehensive income:

Net Income                                                                1,717             -          1,717
Net unrealized loss on available for sale marketable
securities, net of taxes                                                      -             -           (243)
Net realized gain (loss) on foreign exchange rates, net of taxes              -             -           (437)
                                                                                               -------------

Total comprehensive income                                                                             1,037
                                                                   ------------  ------------  -------------

Balances at December 31, 2002                                      $        933  $       (164) $      26,492
Comprehensive income:

Net Income                                                                2,256                        2,256
Net unrealized gain on available for sale marketable
securities, net of taxes                                                      -             -            524
Net realized gain (loss) on foreign exchange rates, net of taxes              -             -            609
                                                                                               -------------
Total comprehensive income                                                                             3,389
                                                                   ------------  ------------  -------------
Balances at December 31, 2003                                      $      2,929  $       (164) $      29,881
                                                                   ============  ============  =============


                                                 ISRAMCO INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                    2003              2002               2001
                                                                              ----------        ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  2,256        $    1,717         $     (139)

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation, depletion, amortization and provision for impairment                 1,238               642                564
Accretion of asset retirement obligation                                              43
Dry hole costs                                                                        99             1,642                  -
Loss (gain) on marketable securities                                                (872)              189                199
Gain on sale of investment                                                          (549)                -                  -
Gain on sale of oil properties and equipment                                                             -                 (4)
Equity in net loss (income) of investees                                          (1,098)              440                177
Cumulative effect of an accounting change                                            264           (3,516)                  -
Employee stock awards                                                                  -                 -                  -

Deferred taxes                                                                     1,532               195                  -
Changes in assets and liabilities:
Accounts receivables                                                                  53              (103)               376
Prepaid expenses and other current assets                                           (163)             (329)               468
Other                                                                                  -                 -               (166)
Accounts payable and accrued expenses                                             (1,377)            1,015               (289)
Marketable securities-trading                                                       (138)             (519)               481
                                                                              ----------        ----------         ----------
Net cash provided by operating activities                                          1,288             1,372              1,667
                                                                              ----------        ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (676)           (1,617)            (2,276)
Proceeds from sale of oil and gas properties and equipment                             -                10                  3
Purchase of real estate                                                                -            (1,887)                 -
Purchase of marketable securities                                                 (3,070)             (491)            (6,706)
Proceeds from BG transaction                                                         ---                 -                  -
Proceeds from sale of marketable securities                                        3,270                 -                  -
Purchase of convertible promissory note                                                -               (50)                 -
Purchase of investment in affiliates                                                   -                 -             (1,114)
                                                                              ----------        ----------         ----------

Net cash used in investing activities                                               (476)           (4,035)            (9,612)
                                                                              ----------        ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt                                                   -                 -                  -
                                                                              ----------        ----------         ----------
Net cash used in financing activities                                                  -                 -                  -
                                                                              ----------        ----------         ----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                812            (2,663)            (8,426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     1,617             4,280             12,706
                                                                              ----------        ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           2,429        $    1,617         $    4,280
                                                                              ==========        ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR INTEREST                                        $        -        $        -         $        -
                                                                              ==========        ==========         ==========

CASH PAID DURING THE YEAR FOR TAXES                                           $        -        $        -         $       25
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

                                                                     Year Ended December 31,
                                                                    -------------------------
                                                                     2003     2002      2001
                                                                    ------   ------    ------
Net income (loss) reported.....................................     $2,256   $1,717    $(139)
     Deduct:
          Total stock based employee compensation expense
            determined under fair value based method for all
            awards, net of related income tax..................         --       --       --
Pro forma net (loss)...........................................      2,256    1,717     (139)
Net Loss Per Share.............................................
     Basic-as reported.........................................     $  .85   $  .65    $(.05)
     Basic-pro forma...........................................        .85      .65     (.05)
     Diluted-as reported.......................................        .85      .65     (.05)
     Diluted-pro forma.........................................        .85      .65     (.05)

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

Operator fees earned and related operator expenses are as follows:

                             YEAR ENDED DECEMBER 31,


                                 2003             2002              2001
                            --------------   --------------    --------------
                            $ IN THOUSANDS   $ IN THOUSANDS    $ IN THOUSANDS
                            --------------   --------------    --------------


  Operator fees:
  Nir 2                          559                  -                     -
  Med Ashdod Lease                56                 55                    54
  GAL C                            -                 27                     -
  Marine North                     -                 23                    72
  Marine Center                   66                 72                    72
  Marine South                    72                 72                    36
                                                      -                     -
                            --------------   --------------    --------------

                                 753                249                   234
                            ==============   ==============    ==============

  Operator expenses              795                791                   696
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

Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (amounts in thousands):

                               AS OF DECEMBER 31,


Balance Sheet                                        2003         2002
                                                   --------     --------
Current Assets                                     $114,900     $ 95,000
Other Assets                                          1,700        4,000
                                                   --------     --------

Total Assets                                       $116,600     $ 99,000
                                                   ========     ========
Current Liabilities                                $    100            -
Equity                                             $116,500       99,000
                                                   --------     --------

Total liabilities and equity                       $116,600     $ 99,000
                                                   ========     ========

                                         Year Ended December 31,
                                   -----------------------------------
    Statement of Operations          2003         2002          2001
                                   --------     --------      --------

    Income                         $ 19,700     $  1,000      $  8,000
    Expenses                       $  8,500        3,000         7,000
                                   --------     --------      --------

    Net income (loss)              $ 11,200     $ (2,000)     $  1,000
                                   ========     ========      ========

At December 31, 2003 and 2002 the Company also owned 7,877,248 units (24.72% of the issued Partnership units) of the I.N.O.C Dead Sea Limited Partnership with a cost of $ 1,270,067. This investment is also accounted for under the equity method of accounting.

Summarized financial information of I.N.O.C. Dead Sea Limited Partnership is as follows (amount in thousand - unaudited):


                               AS OF DECEMBER 31,

    Balance Sheet                                        2003         2002
                                                       --------     --------

    Current Assets                                     $ 11,330     $  9,300
    Other Assets                                              -          600
                                                       --------     --------

    Total Assets                                       $ 11,330     $  9,900
                                                       ========     ========

    Current Liabilities                                $     60            -
    Equity                                             $ 11,270     $  9,900
                                                       --------     --------

    Total liabilities and equity                       $ 11,330     $  9,900
                                                       ========     ========

                                         Year Ended December 31,
                                   -----------------------------------
    Statement of Operations          2003         2002          2001
                                   --------     --------      --------
    Income                         $  2,070     $    680      $    620
    Expenses                       $  1,400        1,900         1,058
                                   --------     --------      --------

    Net income (loss)              $   670      $ (1,220)     $   (438)
                                   ========     ========      ========


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

                                               WEIGHTED-AVERAGE
                                               ----------------
Consultants and others:              OPTIONS                      EXERCISE PRICE
                                     -------                      --------------
Outstanding at December 31, 2000        2,000                         $23.00
Granted                                    --                             --
Expired                                    --                             --
Outstanding at December 31, 2001        2,000                         $23.00
Granted                                    --                             --
Expired                                    --                             --
Outstanding at December 31, 2002        2,000                         $23.00
Granted                                    --                             --
Expired                                (2,000)                            --
Outstanding at December 31, 2003           --                             --

No stock options were granted during 2003. Shares of common stock reserved for future issuance are:

        Options granted under the 1993 Plan                          5,500
        Options available for grant under the 1993 Plan             20,250
        Options granted to directors                               139,990
                                                                   -------
        Total                                                      165,740
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
                                                              ============               ==========            ===========

Income tax expense (benefit) attributable to income from continuing operations consist of:


                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                  2003                     2002                    2001
                                                                  ----                     ----                    ----
Current:
       State                                                        17,000                    6,000                 10,000
       Federal                                                   1,171,000                 (315,000)                73,000
       Foreign                                                          --                       --                276,000
Deferred federal                                                        --                  195,000               (309,000)
                                                              ------------               ----------            -----------
Total                                                         $  1,188,000               $ (114,000)           $    50,000
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

The reconciliation of the beginning and ending asset retirement obligations as of December 31, 2003 is as follows (in thousands):


Asset retirement obligations, as of December 31, 2002              $          -
Liabilities upon adoption of SFAS No. 143 on January 1, 2003                650
Liabilities incurred                                                         73
Liabilities settled                                                           -
Accretion expense                                                            43
Revisions in estimated cash flows                                             -
                                                                   -------------
Asset retirement obligations, as of December 31, 2003              $        766
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

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)


                                                            2003                         2002                      2001
                                                     ------------------          ------------------        ------------------
                                                     UNITED       CONGO          UNITED       CONGO        UNITED       CONGO
                                                     STATES                      STATES                    STATES
                                                     ------       -----          ------       -----        ------       -----
Unproved properties not being amortized                             150             194       $ 150        $  123       $ 150
Proved property being amortized                       6,352          --           5,504          --         5,632          --
Accumulated depreciation, depletion
  amortization and impairment                        (3,338)       (150)         (2,526)         --        (1,937)         --
                                                     ------       -----          ------       -----        ------       -----
Net capitalized costs                                $3,014          --          $3,172       $ 150        $3,818       $ 150
                                                     ======       =====          ======       =====        ======       =====

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

                                                            2003                         2002                      2001
                                                     ------------------          ------------------        ------------------
                                                     UNITED       CONGO          UNITED       CONGO        UNITED       CONGO
                                                     STATES                      STATES                    STATES
                                                     ------       -----          ------       -----        ------       -----
Property acquisition costs--proved and
  unproved properties                                $  260                      $   --       $  --        $1,059       $  --
Exploration costs                                        22          54             833         887           765         199
Development costs                                       393                         500          --           399          --
                                                     ------       -----          ------       -----        ------       -----
(Israel exploration costs in 2003-$ 88; 2002-27$
2001 - $5)


RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                            2003                         2002                      2001
                                                     ------------------          ------------------        ------------------
                                                     UNITED       CONGO          UNITED       CONGO        UNITED       CONGO
                                                     STATES                      STATES                    STATES
                                                     ------       -----          ------       -----        ------       -----
Oil and gas sales                                    $3,439          --          $2,423          --        $3,068       $  --
Lease operating expense and
  severance taxes                                      (872)         --            (844)         --          (905)         --
Depreciation, depletion,
  amortization and provision for
  impairment                                         (1,088)       (150)           (589)         --          (519)         --
Exploration costs                                       (22)        (54)           (833)        809            (5)        199
                                                     ------       -----          ------       -----        ------       -----
Income (Loss) before tax provision                    1,457        (204)            155        (809)        1,639        (199)
Provision for income taxes                               --          71                         283          (535)         70
                                                     ------       -----          ------       -----        ------       -----
Results of operations                                $1,457       $(133)         $  155       $ 526        $1,104       $(129)
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
                                                       ==============        ==============     ============

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

        The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                            2003                   2002             2001
                                                       --------------        --------------     ------------
Beginning of the year                                  $    5,875,253        $    4,377,001     $ 14,874,872
Sales and transfers of oil and gas produced,
  net of production costs                                          --                    --               --
Sales of reserves in place                                         --                    --               --
Net changes in prices and production costs                 (1,341,179)            1,498,252       (4,100,459)
Net changes in income taxes                                  (113,710)                   --               --
Changes in estimated future development costs,
  net of current development costs                                 --                48,303         (284,951)
Acquisition of minerals in place                                   --                    --     $  1,212,580
Revision of previous estimates                                     --                    --       (7,325,041)
Changes in production rate and other                               --                    --               --
Accretion of discount                                              --                    --               --
End of year                                                 4,650,177             5,875,253     $  4,377,001
                                                       ==============        ==============     ============

Selected Quarterly Financial Data (amounts in thousands, except per share data) (Unaudited):


                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2003        2003               2003              2003          2003
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,974     $ 2,942            $ 1,928          $  2,041       $ 8,885
Net Income (loss) before taxes                         $   852     $ 1,906            $   826          $  (124)       $ 3,708
Cumulative effect of an accounting change                 (264)          -                             $     -        $  (264)
Net Income (loss)                                      $   588     $ 1,906            $   808          $(1,046)       $ 2,256

Earnings (loss) per Common Share
-Basic and Diluted                                     $  0.22     $  0.72            $  0.31          $ (0.40)       $  0.85


                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2002        2002               2002              2002          2002
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,076     $ 1,021            $ 1,047           $ 1,228       $ 4,372
Net Income (loss) before taxes                         $ (160)     $(1,834)           $   (60)          $   141       $(1,913)
Cumulative effect of an accounting change              $ 3,516          --                 --                --       $ 3,516
Net Income                                             $ 3,356     $(1,370)           $   (60)          $  (209)      $ 1,717

Earnings (loss) per Common Share
-Basic and Diluted                                     $  1.27     $ (0.52)           $ (0.02)          $ (0.09)      $  0.65


                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2001        2001               2001              2001          2001
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,475     $ 1,555            $ 1,002           $   672       $ 4,704
Net Income (loss) before taxes                         $   352     $   767            $  (277)          $  (931)      $   (89)
Net Income                                             $   195     $   524            $  (177)          $  (681)      $  (139)

Earnings (loss) per Common Share
-Basic and Diluted                                     $  0.07     $  0.20            $  (0.07)         $  (0.24)     $ (0.05)