Form 10-Q/A
period 2004-03-31
ISRAMCO INC
filed 2004-08-16
CIK 719209

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

     The number of shares outstanding of the registrant's Common Stock as May 14, 2004 was 2,639,853.

                               EXPLANATORY NOTICE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2004, as orginally filed on May 15, 2003 is being filed solely for the purpose of reflecting the revisions made in the Registrant's amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2003 which was filed on August 16, 2004 with the Securities and Exchange Commission. The Registrant amended its Quarterly Report on Form 10-Q for the three months ended March 31, 2003 which was filed on May 15, 2003 with the Securities and Exchange Commission to reflect the plugging and abandonment obligations related to its oil and gas properties in accordance with the Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003.

The Consolidated Statement of Operations and Cash flows and Management's Discussion and Analysis of Financial Conditions and Results of Operations have been revised to reflect the changes included in the Registrant's amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2003 which was filed on August 16, 2004.

Except as described above, no other changes have been made to this Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

                                     INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2004 AND DECEMBER 31, 2003    1

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
          MARCH 31, 2004 AND 2003                                              2

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
          MARCH 31, 2004 AND 2003                                              3

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS           9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            12

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES                                    12

PART II. OTHER INFORMATION                                                    12

ITEM 1. LEGAL PROCEEDINGS                                                     12

ITEM 2. CHANGES IN SECURITIES                                                 12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   13

ITEM 5. OTHER INFORMATION                                                     13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      13

SIGNATURES                                                                    14

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

                                   ISRAMCO INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                            (in thousands except for share information)

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                     2004          2003
                                                                                   --------      --------
                                                                                  (UNAUDITED)    (AUDITED)
                                            ASSETS
Current Assets:
     Cash and Cash Equivalents                                                          699         2,429
     Marketable Securities, At Market                                                 5,140         4,064
     Accounts Receivable - Trade                                                        710           503
     Account Receivable - Other                                                          --           609
     Prepaid Fit Expenses                                                               274           407
     Prepaid Expenses and Other Current Assets                                          274           197
                                                                                   --------      --------
     Total Current Assets                                                             7,097         8,209

Property and Equipment (Successful Efforts Method for Oil and Gas
Properties)                                                                           3,562         3,264
Real Estate                                                                           1,887         1,887
Marketable Securities, At Market                                                     10,163         8,572
Investment in Affiliates                                                             10,751        10,520
Investment in Vessel                                                                  8,095            --
Other                                                                                   162           162
                                                                                   --------      --------
               TOTAL ASSETS                                                          41,717        32,614
                                                                                   ========      ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable and Accrued Expenses                                          957           798

                                                                                   --------      --------
Total Current Liabilities                                                               957           798

Asset Retirement Obligations                                                            777           766
Deferred Tax Liability                                                                1,406         1,169
Bank Loan                                                                             7,501            --

Commitments, Contingencies and Other Matters
     Common Stock $.0L Par Value; Authorized 7,500,000
              shares; issued 2,669,120 shares; outstanding
              2,639,853 at March 31,2003
              and December 31,2003                                                       27            27
     Additional Paid-in Capital                                                      26,240        26,240
     Retained Earnings                                                                4,034         3,189
     Accumulated Other Comprehensive Income (Loss)                                      939           589
     Treasury Stock, 29,267 Shares At                                                  (164)         (164)
              March 31, 2003 and December 31, 2003
                                                                                   --------      --------
              Total Shareholders' Equity                                             31,076        29,881
                                                                                   --------      --------
              Total Liabilities and Shareholders' Equity                            $41,717       $32,614
                                                                                   ========       =======



                           See notes to the consolidated financial statements.

                                                 -1-


                             ISRAMCO INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except for share information)
                                      (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                           -------------------------------
                                                              2004                 2003
                                                           -----------          ----------
REVENUES:
      Operator Fees From Related Party                             $36                 $53
      Oil and Gas Sales                                            834                 807
      Interest Income                                              210                 168
      Office Services to Affiliate and Other                       195                 200
      Gain On Marketable Securities                                 --                 135
      Equity in Net Income of Investees                            588                 238
      Other Income                                                  30                 373
                                                           -----------          ----------
Total Revenues                                             $     1,893          $    1,974
                                                           -----------          ----------

COSTS AND EXPENSES:
      Financial expenses                                             7                   2
      Depreciation, depletion and
      Amortization                                                 155                 162
      Accretion expenses                                            11                  11
      Lease operating expenses and
      Severance taxes                                              191                 219
      Exploration costs                                             --                  22
      Operator expense                                             219                 247
      General and administrative                                   336                 279
      Loss On Marketable Securities                                 59                  --
      Impairment of oil and gas assets                              --                 180
                                                           -----------          ----------
TOTAL EXPENSES                                             $       978          $    1,122
                                                           -----------          ----------
Income before income taxes                                         915                 852

Income taxes                                                      (70)                 ---
                                                           -----------          ----------
Net income from continuing operation                       $       845          $      852
                                                           ===========          ==========
Cumulative Effect of Accounting Change                             ---                (264)
                                                           -----------          ----------
Net income                                                 $       845          $      588
                                                           ===========          ==========
Earnings per common share-basic
continuing operation                                       $      0.32          $     0.32
Cumulative Effect of Accounting Change                                               (0.10)
                                                           -----------          ----------
                                                           $      0.32          $     0.22
                                                           ===========          ==========

Weighted average number of shares
   outstanding-basic and diluted                             2,639,853           2,639,853
                                                           ===========          ==========

               See notes to the consolidated financial statements.

                                          -2-


                                 ISRAMCO INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                          (Unaudited)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                       2004             2003
                                                                     -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                          845              588
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION, DEPLETION AND AMORTIZATION                            155              162
     ACCRETION EXPENSES                                                   11               11
     IMPAIRMENT OF OIL AND GAS ASSETS                                    ---              180
     LOSS (GAIN) ON MARKETABLE SECURITIES                                 59             (135)
     EQUITY IN NET LOSS (GAIN) OF INVESTEES                             (588)            (238)
     CUMULATIVE EFFECT OF ACCOUNTING CHANGES                             ---              264
     DEFERRED TAXES                                                       56               --
                                                                                           --
     CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                                 402              (71)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                            56              170
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            159             (580)
                                                                     -------          -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,155              351
                                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     ADDITION TO PROPERTY AND EQUIPMENT                                 (453)            (107)
     PURCHASE OF REAL ESTATE                                              --             (100)
     PURCHASE OF VESSEL                                               (8,095)              --
     PURCHASE OF MARKETABLE SECURITIES                                (2,446)              84
     PROCEEDS FROM SALE OF MARKETABLE SECURITIES                         608               --
                                                                     -------          -------

NET CASH USED IN INVESTING ACTIVITIES                                (10,386)            (123)

NET CASH FROM FINANCING ACTIVITIES:
     PROCEEDS FROM BANK LOAN                                           7,501               --
                                                                     -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,501               --
                                                                     -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,730)             228

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                            2,429            1,616
                                                                     -------          -------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                  699            1,844
                                                                     =======          =====-=

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD FOR TAXES                               ---              ---
                                                                     =======          ======-


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

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46. Consolidation of Variable Interest Enninies, and subsequently revised the interpretation in December 2003 (FIN 46R). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entries, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We adopted FIN 46R effective January 1, 2004, with no material effect on our consolidated financial statements.

Stock-Based Compensation

     We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The company did not have any compensation expense for the three months periods ended March 31, 2004 and 2003, as there were no options granted in either of the periods and options historically granted were fully vested the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                       THREE MONTH ENDED MARCH 31,
                                                                       ---------------------------
                                                                        2004                  2003
                                                                        ----                  ----
Net income (loss), as reported                                      $ 845,000              $ 588,000

Deduct:   Total stock-based employee compensation
          Expense determined under fair value based method
          For all awards, net of related tax effects                ----                   ---

                                                                    -------------          -------------

Pro forma net income (loss)                                         $ 845,000              $ 588,000
Net income (loss) per share:
           Basic - as reported                                      $  0.32                $  0.22
           Basic - pro forma                                        $  0.32                $  0.22
           Diluted - as reported                                    $  0.32                $  0.22
           Diluted - pro forma                                      $  0.32                $  0.22

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

NOTE 4 - ACCOUNTING CHANGES

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement obligations". SFAS No. 143 requires entities to record a liability for asset retirement obligations at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expenses for the quarter ended March 31, 2004 was approximately $ 11,000.

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

NOTE 6 - INVESTMENT IN VESSEL

In March 2004, the Company completed the purchase of a luxury cruise liner for aggregate consideration of $8,050,000. The Vessel, a Bahamas flagged ship, contains 270 passenger cabins spread out over nine decks. The Company has secured commercial bank loans for approximately $7.5 million of the purchase price, to be secured by a lien on the Vessel, marketable securities which are not restricted for trading and a Company guarantee. The terms of the loan are as follows:
Amount of $2.7 million at a rate of Libor + 0.75% for a duration of twelve months and an amount of $4.8 million at a rate of Libor + 1%, revolving every week.
 The Company is currently in discussions with several luxury cruise operators for the purpose of commercially leasing the Vessel as a luxury cruise liner. No assurance can be given that the Company will be able to conclude any leasing arrangement on commercially acceptable terms.

NOTE 6 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                               2004                    2003
                                               ----                    ----
                                        Income      Shares      Income       Shares
                                        ------      ------      ------       ------
Earnings per common share-basic       $ 845,000    2,639,853   $ 588,000    2,639,853
Effect of dilutive securities of
stock options                                --           --          --           --
                                      =========    =========   =========    =========
                                      $ 845,000    2,639,853   $ 588,000    2,639,853

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

                                    GEOGRAPHIC SEGMENT


                                             United                                Consolidated
                                             States       Israel       Africa          Total
                                             ------       ------       ------          ------
Identifiable assets At March 31, 2004         3,481           81                       $ 3,562
Cash and corporate assets                                                               38,155
                                                                                       -------
                                                                                       $41,717
Total Assets At March 31, 2004                                                         =======
Identifiable assets At December 31, 2003     $2,987       $   81       $   --          $ 3,068
Cash and corporate assets                                                               29,167
                                                                                       -------
Total Assets At December 31, 2003                                                      $32,614
                                                                                       =======
Three Months Ended March 31, 2004

Sales and other operating revenue            $  881       $   184           --         $ 1,065
Costs and operating expenses                 $ (328)      $  (226)          --         $  (565)

                                             =======      =======      ========        =======
Operating profit                             $  542       $   (42)                     $   511
Interest income                                                                            210
Financial income, net                                                                       (7)
General corporate expenses                                                                (336)
Loss on marketable securities and                                                          (59)
Equity in net loss of investees                                                            588
Other income                                                                                30
Income texas                                                                               (70)
                                                                                       -------
                                                                                       $   845
Net Income from continuing operations                                                  =======

Three Months Ended March 31, 2003

Sales and other operating revenue            $ 825        $   235      $   ---         $ 1,060
Costs and operating expenses                 $ (439)      $  (253)     $  (150)        $  (792)
                                             -------      -------      --------        -------
Operating profit                             $  386       $   (18)     $  (150)        $   218
                                             =======      =======      ========        =======
Interest income                                                                            168
Financial income, net                                                                       (2)
General corporate expenses                                                                (279)
Gain on marketable securities                                                              135
   equity in net income of investees                                                       238
Other income                                                                               373
                                                                                       -------
Net income from continuing operations                                                  $   852
                                                                                       =======

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the three month period ended March 31, 2004 and 2003 was as follows:

                                                           Three months
                                                          ended March 31,
                                                    2004                  2003
                                                    ----                  ----
Net income                                          $ 845                 $ 588
Other comprehensive gain (loss)
-available - for - sale securities                    587                 $  35
-foreign currency translation adjustments
of the israeli branch and the limited
partnerships                                        $(236)                $  63
                                                   ------               -------
Comprehensive income                                1,196                 $ 686
                                                   ======               =======

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

Capital expenditures for property and equipment during the three months ended March 31, 2004 were $ 425,000 compared to $ 107,000 for the same period in 2003. Capital expenditures are primarily attributable to the cost of drilling of a new well in Oklahoma.

     The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

     The Company reported net income of $845,000 ($ 0.32 per share) for the three-month period ended March 31, 2004 compared to net income of $588,000 ($
0.22 per share) for the same period in 2003.

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

OPERATOR EXPENSE

     Operator expenses for the 2003 period were $ 219,000 compared to $247,000 for the 2003 period.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three month period ended March 31, 2004 were $ 336,000 as compared to $279,000 for the same period in 2002

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

Evaluation of Disclosure Controls and Procedures

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 10, 2004, the Company initiated a lawsuit in the Superior Court of California, County of Los Angeles, against several named defendants (collectively, the "Defendants"), alleging breach of contract and tort claims in connection with an agreement between the Company and the Defendants to jointly purchase and develop certain parcels of real estate outside Los Angeles. In its lawsuit, the Company is seeding damages in excess of $50 million. The matter is in preliminary stages and, as of the filing of this quarterly report on Form 10-Q, no trial date has been set. The parties are currently litigating preliminary motions and commencing discovery.


ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(i) Exhibits

31 CERTIFICATION OF CHIEF EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

32 CERTIFICATION OF CHIEF EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


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