Form 10-Q
period 2004-06-30
ISRAMCO INC
filed 2004-08-16
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

                                       or

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

        The number of shares outstanding of the registrant's Common Stock as August 16, 2004 was 2,639,853.

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2004 and
         December 31, 2003                                                     1

         Consolidated Statements of Operations for the three and
         six months ended June 30, 2004 and 2003                               2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2004 and 2003                                          3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

Item 4.  Controls and Procedures                                              14

PART II. OTHER INFORMATION                                                    15

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds and Issuer
         Purchases of Equity Securities                                       15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

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

                                         ISRAMCO INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                  (in thousands except for share information)


                                                                                  June 30,        December 31,
                                                                                    2004              2003
                                                                                -------------    -------------
                                                                                 (Unaudited)       (Audited)
                                                     ASSETS
Current assets:
         Cash and cash equivalents                                                      1,825            2,429
         Marketable securities, at market                                               6,185            4,064
         Accounts receivable - Trade                                                      618              503
         Account receivable - other                                                        --              609
         Prepaid FIT expenses                                                              --              407
         Prepaid expenses and other current assets                                        203              197
                                                                                -------------    -------------
         Total current assets                                                           8,831            8,209

Property and equipment (successful efforts method for oil and gas properties)           3,494            3,264
Real Estate                                                                             1,887            1,887
Marketable securities, at market                                                        7,688            8,572
Investment in affiliates                                                               11,103           10,520
Investment in Vessel                                                                    9,151               --
Other                                                                                     162              162
                                                                                -------------    -------------
                  Total assets                                                         42,316           32,614
                                                                                =============    =============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                                          1,420              798

                                                                                -------------    -------------
Total current liabilities                                                               1,420              798

Asset Retirement Obligations                                                              788              766
Deferred tax liability                                                                  1,564            1,169
Bank loan                                                                               7,522               --

Commitments, contingencies and other matters
         Common stock $.0l par value; authorized 7,500,000
                  shares; issued 2,669,120 shares; outstanding
                  2,639,853 at March 31,2003
                  and December 31,2003                                                     27               27
         Additional paid-in capital                                                    26,240           26,240
         Retained Earnings                                                              4,034            3,189
         Accumulated other comprehensive income (loss)                                    885              589
         Treasury stock, 29,267 shares at                                                (164)            (164)
                  March 31, 2003 and December 31, 2003
                                                                                -------------    -------------
                  Total shareholders' equity                                           31,022           29,881
                                                                                -------------    -------------
                  Total liabilities and shareholders' equity                         $ 42,316         $ 32,614
                                                                                =============    =============


                              See notes to the consolidated financial statements.


                                              ISRAMCO INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands except for share information)
                                                       (Unaudited)


                                                               Three Months Ended                Six Months Ended
                                                                   June 30,                           June 30,
                                                          ----------------------------      ----------------------------
                                                             2004             2003             2004             2003
                                                          -----------      -----------      -----------      -----------
REVENUES:
         Operator fees from related party                 $        36      $        52      $        72      $       105
         Oil and gas sales                                        778              964            1,612            1,771
         Interest income                                          203              257              413              425
         Office services to affiliate and other                   193              226              388              426
         Gain on Marketable securities                              9              464                9              599
         Equity in net income of investees                        267              941              855            1,179
         Other Income                                              40               38               70              411
                                                          -----------      -----------      -----------      -----------
Total revenues                                            $     1,526      $     2,942      $     3,419      $     4,916
                                                          -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
         Financial expenses                                        45               30               52               32
Cost of revenues                                                  195              195
         Depreciation, depletion and amortization                 156              166              311              328
         Accretion expenses                                        11               11               22               22
         Lease operating expenses and severance taxes             241              201              432              420
         Exploration costs                                         --               --               --               22
         Operator expense                                         125              185              344              432
         General and administrative                               480              423              816              702
         Loss on marketable securities                             --               --               59               --
         Impairment of oil and gas assets                          --               20               --              200
                                                          -----------      -----------      -----------      -----------
Total expenses                                            $     1,253      $     1,036      $     2,231      $     2,158
                                                          -----------      -----------      -----------      -----------
Income before income taxes                                        273            1,906            1,188            2,758

Income taxes                                                     (273)              --             (343)              --
                                                          -----------      -----------      -----------      -----------
Net income from continuing operation                      $        --      $     1,906      $       845      $     2,758
                                                          ===========      ===========      ===========      ===========
Cumulative Effect of Accounting change                             --               --               --             (264)
                                                          -----------      -----------      -----------      -----------
Net income                                                         --            1,906              845            2,494
                                                          ===========      ===========      ===========      ===========
Earnings per common share-basic continuing operation      $        --      $      0.72      $      0.32      $      1.04
Cumulative Effect of Accounting change                                                               --            (0.10)
                                                          -----------      -----------      -----------      -----------
                                                          $        --      $      0.72      $      0.32      $      0.94
                                                          ===========      ===========      ===========      ===========

Weighted average number of shares
   outstanding-basic and diluted                            2,639,853        2,639,853        2,639,853        2,639,853
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


                                            ISRAMCO INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)
                                                     (Unaudited)


                                                                                      Six Month Ended June 30,
                                                                               -------------------------------------
                                                                                    2004                   2003
                                                                               --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                845                  2,494
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion and amortization                                                  311                    328
Accretion expense                                                                          22                     22
Impairment of oil and gas assets                                                           --                    200
Dry hole costs                                                                             --                     --
Loss (gain) on marketable securities                                                       50                   (612)
         Interest on loan                                                                  22                     --
         Equity in net loss (gain) of investees                                          (855)                (1,179)
Cumulative effect of and Accounting change                                                 --                    264
Deferred taxes                                                                            186
Changes in assets and liabilities:
Accounts receivable                                                                      (115)                   (52)
Prepaid expenses and other current assets                                                 450                    274
Accounts payable and accrued liabilities                                                  622                   (970)
                                                                               --------------         --------------
Net cash provided by operating activities                                               1,538                    769
                                                                               --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Addition to property and equipment                                              (541)                  (368)
Proceed from sale of other investment                                                     609                     --
Purchase of Vesssel                                                                    (9,151)                    --
         Purchase of marketable securities                                             (3,622)                  (135)
         Proceeds from sale of marketable securities                                    3,063                    169
         Purchase of convertible from promissory note                                      --                     --
                                                                               --------------         --------------
         Net cash used in investing activities                                         (9,642)                  (334)
                                                                               --------------         --------------
Net cash provided by financial activities
Proceed from Bank loan                                                                  7,500                     --
                                                                               --------------         --------------
Net cash provided by financial activities                                               7,500                     --
                                                                               --------------         --------------
NET INCREASE (Decrease) IN CASH AND CASH EQUIVALENTS                                     (604)                   435
Cash and cash equivalents-beginning of year                                             2,429                  1,617
                                                                               --------------         --------------
Cash and cash equivalents-end period                                                    1,825                  2,052
                                                                               ==============         ==============


                                 See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

NOTE 2

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain re-classification of prior year amounts have been made to conform to current presentation. New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46. Consolidation of Variable Interest Enninies, and subsequently revised the interpretation in December 2003 (FIN 46R). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characrenistics. As revised, FIN 46R is now generally effective for financial statements for metrim or annual periods ending on or after March 15, 2004. We adopted FIN 46R effective January 1, 2004, with no material effect on our consolidated financial statements.

STOCK-BASED COMPENSATION

        We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The company did not have any compensation expense for the three months periods ended March 31, 2004 and 2003, as there were no options granted in either of the periods and options historically granted were fully vested the date of grant. The following table illustrares the effect on net income (loss) and earning (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                         SIX MONTH ENDED JUNE 30,
                                                                         ------------------------
                                                                      2004                      2003
                                                                      ----                      ----
Net income (loss), as reported                                     $     845                 $   2,494

Deduct:   Total stock-based employee compensation
          Expense deremuned under fair value based merhod
          For all awards, ner of related tax effects                    ----                       ---
                                                                 -------------             -------------

Pro forma net income (loss)                                        $    0.32                 $    0.94
Net income (loss) per share:
          Basic - as reported                                      $    0.32                 $    0.94
          Basic - pro forma                                        $    0.32                 $    0.94
          Diluted - as reported                                    $    0.32                 $    0.94
          Diluted - pro forma                                      $    0.32                 $    0.94

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

NOTE 4 - ACCOUNTING CHANGES

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement obligations". SFAS No. 143 requires entities to record a liability for asset retirement obligations at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expenses for the six months ended June 30, 2004 was approximately $ 22,000.

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

NOTE 6 - INVESTMENT IN VESSEL

In March 2004, the Company completed the purchase of a luxury cruise liner for aggregate consideration of $8,050,000. The Vessel, a Bahamas flagged ship, contains 270 passenger cabins spread out over nine decks. The Company has secured commercial bank loans for approximately $7.5 million of the purchase price, secured by a lien on the Vessel, marketable securities and a Company guarantee. The terms of the loan are as follows: Amount of $2.7 million at a rate of Libor + 0.75% for a duration of twelve months and an amount of $4.8 million at a rate of Libor + 1%, revolving every week. Title and operation of the vessel is under a wholly-owned Company subsidiary.

In May 2004 the Company and an Israeli based tour operator enter into an agreement in principle pursuant to which the Company is leasing the cruise line vessel beginning July 1, 2004 through October 31, 2004 at a daily rate of $21,500. Under the agreement the Company will be responsible for the mechanical and technical operation of the vessel. The tour operator has the option of extending, under certain conditions, the lease term. If the tour operator elects to extend the lease term for an additional three periods or five periods of seven months each (in each of the succeeding consecutive years), then under certain conditions, it would be entitled to purchase a 33% or 49% interest, respectively, in the vessel (or the subsidiary). The purchase price will be based on Company's cost of purchase of the vessel as well as all amounts expended through such time in respect of the vessel.

NOTE 6 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                                                For the Six Months Ended June 30,
                                                                ---------------------------------
                                                                2004                         2003
                                                                ----                         ----
                                                       Income          Shares        Income         Shares
                                                       ------          ------        ------         ------
Earnings per common share-Basic                      $  845,000      2,639,853     $2,494,000      2,639,853
Effect of dilutive securities of stock options               --             --             --             --
                                                     ==========     ==========     ==========     ==========
                                                     $  845,000      2,639,853     $2,494,000      2,639,853

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


                                                         GEOGRAPHIC SEGMENT


                                                                     United                                           Consolidated
                                                                     States           Israel          Africa             Total
                                                                     ------           ------          ------             -----
Identifiable assets at June 30, 2004                                 3,397                97                             3,494
Cash and corporate assets                                                                                               38,822
                                                                                                                     ---------
Total Assets at June 31, 2004                                                                                           42,316
                                                                                                                     =========

Identifiable assets at December 31, 2003                           $ 3,183           $    81          $    --        $   3,264
Cash and corporate assets                                                                                               29,350
                                                                                                                     ---------
Total Assets at December 31, 2003                                                                                    $  32,614

Six Months Ended June 30, 2004                                                                                          42,316

Sales and other operating revenue                                  $ 1,704               368               --            2,072
Costs and operating expenses                                       $  (765)             (344)              --           (1,109)

                                                                  ========          ========         ========        =========
Operating profit                                                   $   939                24               --        $     963

Interest income
Financial Income, net                                                                                                      361
General corporate expenses                                                                                                (816)
Loss on marketable securities and
equity in net income of investees                                                                                          805
Other expenses                                                                                                            (125)
Income Texas                                                                                                              (343)
                                                                                                                     ---------
Total Assets at June 31, 2004                                                                                              845
                                                                                                                     =========
Six Months Ended June 30, 2003

Sales and other operating revenue                                  $ 1,837           $   465         $   ---         $   2,302
Costs and operating expenses                                       $  (876)          $  (398)        $  (150)        $  (1,424)
                                                                  --------          --------         --------        ---------
Operating profit                                                   $   961           $    67         $  (150)        $     878
                                                                  ========          ========         ========        =========
Interest Income
Financial Income, net                                                                                                      393
General corporate expenses                                                                                                (702)
Gain on marketable securities
 and equity in net Income of investees                                                                                   1,778
Other income                                                                                                               411
                                                                                                                     ---------
Net Income from continuing operations                                                                                $   2,758
                                                                                                                     =========


                                                                     United                                           Consolidated
                                                                     States           Israel          Africa             Total
                                                                     ------           ------          ------             ------
Three Months Ended June 30, 2004

Sales and other operating revenue                                  $   823           $   184               --        $   1,007
Costs and operating expenses                                       $  (408)          $  (125)              --             (533)
                                                                  --------          --------         --------        ---------
Operating profit                                                   $   276           $    59               --              474
                                                                  ========          ========         ========        =========
Financial Income, net                                                                                                      158
General corporate expenses                                                                                                (480)

Gain (Loss) on marketable securities                                                                                         9
Equity in net income of investees                                                                                          267

Income Taxes                                                                                                              (273)
Other expenses (net)                                                                                                      (155)
                                                                                                                     =========
Net income from continuing operations                                                                                       --


Three Months Ended June 30, 2003

Sales and other operating revenue                                    1,012               230               --            1,242
Costs and operating expenses                                          (438)             (145)              --             (583)
                                                                  --------          --------         --------        ---------
Operating profit                                                       574               185               --              659
                                                                  ========          ========         ========        =========
Financial Income, net                                                                                                      227
General corporate expenses                                                                                                (423)

Gain on marketable securities and                                                                                        1,405
Equity in net income of investees                                                                                           38
Other income                                                                                                         ---------

Net Income from continuing operations                                                                                    1,906
                                                                                                                     =========

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the six month period ended June 30, 2004 and 2003 was as follows (in thousands):

                                                           Six months
                                                         ended June 30,
                                                    2004                2003
                                                    ----                ----
Net Income                                              845               2,494
Other comprehensive gain (loss)
-available - for - sale securities                      480                 223
-foreign currency translation adjustments              (183)                592
                                                  ---------           ---------
Comprehensive income (loss)                           1,142               3,309
                                                  =========           =========

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

        The decrease in the Company's consolidated cash and cash equivalents of $604,000 from $2,429,000 at December 31, 2003 to $1,825,000 at June 30, 2004, is
primarily attributable to purchase of the cruise liner (the "Vessel") in a sum of $9.15 million. See Note 6. The Company secured commercial bank loans in the principal amount of approximately $7.5 million, secured by liens on the vessel, Company marketable securities and a Company guarantee.

        Net cash used in investing activities for the six-month period ended June 30, 2004 was $9,613,000 as compared to $334,000 used during the six-month period ended June 30, 2004. The increase in net cash used during the six months ended June 30, 2004, is primarily attributable to the purchase in March 2004 of the Vessel.

        Capital expenditures for property and equipment during the six months ended June 30, 2004 were $512,000 compared to $368,000 for the same period in 2003. Capital expenditures are primarily attributable to the cost of drilling of a new well in Oklahoma.

        The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

        Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003 and the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

        The Company reported net income of $845,000 ($0.32 per share) for the six-month period ended June 30, 2004 compared to net income of $2,494,000 ($0.94 per share) for the same period in 2003 and no income for the three months ended June 30, 2004 compared to a net income of $1,906,000 for the comparable period in 2003. The decrease in reported net income for the six months ended June 30, 2004 as compared to the corresponding period in 2003 as well as for the three months ended June 30, 2004 compared to the same period in 2003 is primarily attributable to (i) a decrease in the gains on the securities of certain investee-affiliates held by the Company whose shares are traded on the Tel Aviv Stock Exchange (discussed below), (ii) decrease in the gains on other publicly traded securities held by the Company and (iii) declining gas sales during the period.

Set forth below is a break-down of these results.


United States

Oil and Gas Revenues (in thousands)

                                  Three Months ended June 30,                     Six Months ended June 30,
                                  2004                   2003                    2004                    2003
Oil Volume Sold (Bbl)                 5                      4                     9.2                      8.7

Gas Volume Sold (MCF)               124                    161                     256                      308

Oil Sales ($)                       180                    105                     316                      247

Gas Sales ($)                       600                    859                   1,298                    1,526

Average Unit Price

Oil ($/Bbl) *                   $ 35.89                $ 26.27                 $ 34.17                  $ 28.24
                                $  4.85                $  5.33                 $  5.07                  $  5.16
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

        On February 15, 2004, the operator presented the partners with two drilling prospect (a) Nizanim 1 Well (b) Yam 3 Well to a total depth of 5,700 meter (18,700 feet), at a total budget of $40 million. The Company has received notice from partners representing approximately 38.5% interest in the lease of their readiness to invest in Yam 3 Well. On July 25, 2004 the Company, or behalf of Isramco Negev 2 L.P.issued a Sole Risk notice to the other partners in the Lease to drill Yam 3 well. On July 27, 2004, the Israeli Ministry of Defense advised the Company that the Ministry will not approve the drilling of Yam 3 on the basis of the data submitted. The Company and the Ministry are currently in the process of exploring other alternatives. No assurance can be given that the Ministry will in fact approve any alternative that is acceptable to the partners.

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

OPERATOR'S FEES

        During the six months ended June 30, 2004, the Company earned $72,000 in operator fees compared to $105,000 respect of the same period in 2003, and $36,000 for the three months ended June 30, 2003 compared to $52,000 for the comparable period in 2003.

OIL & GAS REVENUES

        For the six months ended June 30, 2004, the Company had oil and gas revenues of 1,612,000 compared to $1,771,000 for the same period in 2003 and $776,000 for the three months ended June 30, 2004 compared to $964,000 for the comparable period in 2003. The decrease in the 2004 period as compared to the same period in 2003 is primarily attributable to the decline of 23% on the gas production of the Company's wells in USA.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

        Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the six months ended on June 30, 2004 were $432,000 compared to $420,000 for the same period in 2003 and $241,000 for the three months ended June 30, 2004 compared to $201,000 for the comparable period in 2003.

OIL AND GAS EXPLORATION COSTS

        During the six months ended June 30, 2004, the Company did not expend any amount in oil and gas exploration, as compared to $22,000 for the same period in 2003.

INTEREST INCOME

        Interest income during the three months ended June 30, 2004 was $413,0000 compared to $425,000 for the same period in 2003 and $203,000 in respect of the three months ended June 30, 2004 compared to $257,000 for the same period in 2003. The decrease in interest income earned by the company during the three months and the six months ended June 30, 2004 compared to the comparable periods in 2003 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

        During the six months ended June 30, 2004, the Company recognized net realized and unrealized loss on trading securities of $50,000 compared to net realized and unrealized gain of $599,000 for the same period in 2003 and gain of $9,000 for the three months ended June 30, 2004 compared to a gain of $464,000 for the same period in 2003.

        Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

EQUITY IN NET INCOME OF INVESTEES

        At June 30, 2004, the available cash resources of INOC Dead Sea Limited Partnership and Isramco Negev 2 Limited Partnership, investee-affiliates of the Company was $130 million. During the six months ended June 30, 2004, the Company recognized net income of $855,000, compared to net income of $1,179,000 for the same period in 2003. The decrease in net income is primarily attributable to a decline in the market value of these securities on the Tel Aviv Stock Exchange, where the securities of these entities are quoted for trading.

OPERATOR EXPENSE

        Operator expenses for the 2004 period were $344,000 compared to $432,000 for the 2003 period and $125,000 for the three months ended June 30, 2004 compared to $185,000 for the comparable period in 2003. The decrease is primarily attributable to decrease of oil and gas activities in Israel.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the three month period ended June 30, 2004 were $816,000 as compared to $702,000 for the same period in 2003 and $480,000 for the three months ended June 30, 2003 compared to $423,000 for the same period in 2003.

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

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting. During the quarter ended June 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004 relating to an action commenced by the Company in February 2004.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on June 2, 2004. The following matters were voted on: (i) Election of Directors and (ii) Appointment of Auditors. The vote tally was as follows:

        (1) Proposal to Elect Directors to Serve until the 2005 Annual Meeting of Stockholders.

                                                FOR             WITHHOLD
                                           --------------    --------------
                Haim Tsuff                    2,265,173          17,893

                Jackob Maimon                 2,265,773          17,293

                Eyal Gibor                    2,265,673          17,393

                Max Pridgeon                  2,265,773          17,293

                Donald D. Lovell              2,265,873          17,193

        Mr. Eyal Gibor resigned from the Company's Board of directors on August 5, 2004 and was replaced by Mr. Amir Mireskandari.

        (2) Proposal to ratify the appointment of Mann Frankfort Stein & Lipp, CAPs as the Company's auditors for the year ending December 31, 2004.


                     FOR              AGAINST            ABSTAIN
                --------------     --------------     --------------
                  2,254,141            14,483             14,442

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