Form 10-Q
period 2004-09-30
ISRAMCO INC
filed 2004-11-15
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 or

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

     The number of shares outstanding of the registrant's Common Stock as of November 15, 2004 was 2,639,853.

                         PART I - FINANCIAL INFORMATION:


                                                                           Page

Item 1.  Financial Statements                                              (ii)

         Consolidated Balance Sheets at September 30, 2004 and
         December 31, 2003                                                   1

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 2004 and 2003                       2

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2004 and 2003                                   3

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's discussion and analysis of financial statements        8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         12

Item 4.  Controls and Procedures                                            12

PART II. OTHER INFORMATION                                                  12

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities & Use of Proceeds                            12

Item 3.  Defaults upon senior securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  14

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


                                      (ii)


                                  ISRAMCO INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                           (in thousands except for share information)
                                           (Unaudited)


                                                                         September 30,    December 31,
                                                                             2004             2003
                                                                         -------------    ------------
                                                                          (Unaudited)      (Audited)
ASSETS
Current assets:
      Cash and cash equivalents                                              2,457           2,429
      Marketable securities, at market                                       6,858           4,064
      Accounts receivable - Trade                                            1,074             503
      Account receivable - other                                                --             609
      Prepaid FIT expenses                                                      --             407
      Prepaid expenses and other current assets                                574             197
                                                                           -------         -------
         Total current assets                                               10,963           8,209

Property and equipment (successful efforts method for oil and gas            3,498           3,264
properties)
Real Estate                                                                  1,887           1,887
Marketable securities, at market                                             6,089           8,572
Investment in affiliates                                                    11,205          10,520
Investment in Vessel                                                         8,066              --
Other                                                                          162             162
                                                                           -------         -------
                  Total assets                                              41,870          32,614
                                                                           =======         =======

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses
                                                                             1,111             798
                                                                           -------         -------
Total current liabilities                                                    1,111             798

Asset Restirement obligations                                                  800             766
Deferred tax liability                                                       2,536           1,169
Bank loan                                                                    7,035              --
                                                                           -------         -------
                                                                            11,482           2,733
Commitments, contingencies and other matters
         Common stock $.0l par value; authorized 7,500,000
                  shares; issued 2,669,120 shares; outstanding
                  2,639,853 at September 30,2004
                  and December 31,2003                                          27              27
         Additional paid-in capital                                         26,240          26,240
         Retained Earnings                                                   3,439           3,189
         Accumulated other comprehensive income                                846             589
         Treasury stock, 29,267 shares at
                  September 30, 2004 and December 31, 2003                    (164)           (164)
                                                                           -------         -------
                                                                            30,388          29,881
                  Total shareholders' equity
                                                                           -------         -------
                  Total liabilities and shareholders' equity                41,870          32,614
                                                                           =======         =======

See notes to the consolidated financial statements.


                                              ISRAMCO INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands except for share information)
                                                       (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                     -----------------------------         -----------------------------
                                                        2004               2003               2004               2003
                                                     ----------         ----------         ----------         ----------
REVENUES:
         Operator fees from related party                    36                451                108                556
         Oil and gas sales                                  836                941              2,448              2,712
         Interest income                                    159                147                572                572
         Office services to related party                   192                284                580                710
         Gain (Loss) on Marketable securities                (9)                13                 --                612
         Equity in net income of investees                   71                 64                926              1,243
         Other Income                                        28                 28                 98                439
         Magic 1 vessel revenues                          1,809                 --              1,809                 --
                                                     ----------         ----------         ----------         ----------
                                                          3,122              1,928              6,541              6,844
                                                     ----------         ----------         ----------         ----------
COSTS AND EXPENSES:
         Financial expenses                                  65                  8                117                 40
         Cost of revenues of vessel                       1,082                 --              1,277                 --
         Depreciation, depletion and amortization           361                161                672                489
         Accretion expenses                                  12                 11                 34                 33
         Lease operating expenses and
         severance taxes                                    374                218                806                638
         Exploration costs                                   --                 --                 --                 22
         Operator expense                                   250                201                594                633
         General and administrative                         412                472              1,228              1,174
         Gain (Loss) on marketable securities               (22)                --                 37                 --
         Impairment of oil and gas assets                    --                 31                 --                231
                                                     ----------         ----------         ----------         ----------
Total expenses                                            2,534              1,102              4,765              3,260
                                                     ----------         ----------         ----------         ----------
Income before income taxes                                  588                826              1,776              3,584

Income taxes                                             (1,183)               (18)            (1,526)               (18)
                                                     ----------         ----------         ----------         ----------
Net income (loss) from continuing operation                (595)               808                250              3,566

Cumulative Effect of Accounting change                       --                 --                 --               (264)
                                                     ----------         ----------         ----------         ----------

Net income (Loss)                                          (595)               808                250              3,302
                                                     ==========         ==========         ==========         ==========
Earnings per common share-basic and diluted
   continuing operation                                   (0.23)              0.31               0.09               1.35
Cumulative Effect of Accounting change                       --                 --                 --              (0.10)
                                                     ----------         ----------         ----------         ----------
                                                          (0.23)              0.31               0.09               1.25
                                                     ==========         ==========         ==========         ==========
Weighted average number of shares
   outstanding-basic and diluted                      2,639,853          2,639,853          2,639,853          2,639,853
                                                     ==========         ==========         ==========         ==========

See notes to the consolidated financial statements.


                                  ISRAMCO INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                           (Unaudited)


                                                                 Nine Month Ended September 30,
                                                               ---------------------------------
                                                                     2004           2003
                                                                    ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             250          3,302
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion and amortization                               672            489
Accretion expense                                                       34             33
Impairment of oil and gas assets                                        --            231

Loss (gain) on marketable securities                                    37           (620)
     Equity in net loss (gain) of investees                           (926)        (1,243)
Cumulative effect of and Accounting change                              --            264
Deferred taxes                                                       1,240             18
Changes in assets and liabilities:
Accounts receivable                                                   (571)          (101)
Prepaid expenses and other current assets                               30            (91)
Accounts payable and accrued liabilities                               313           (844)
                                                                    ------         ------
Net cash provided by operating activities                            1,079          1,438
                                                                    ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Addition to property and equipment                               (702)          (522)
Proceed from sale of other investment                                  609             --
Purchase of Vesssel                                                 (8,273)            --
     Purchase of marketable securities                              (4,202)          (273)
     Proceeds from sale of marketable securities                     4,482          3,706
                                                                    ------         ------
     Net cash provided by (used in) investing activities            (8,086)         2,911
                                                                                   ------
Net cash provided by financial activities
Proceed from Bank loan                                               7,035             --
                                                                    ------         ------
Net cash provided by financial activities                            7,035             --
                                                                    ------         ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               28          4,349
Cash and cash equivalents-beginning of year                          2,429          1,617
                                                                    ------         ------
Cash and cash equivalents-end period                                 2,457          5,966
                                                                    ======         ======

See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1

As used in these consolidated financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

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

STOCK-BASED COMPENSATION

We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The company did not have any compensation expense for the nine months periods ended September 30, 2004 and 2003, as there were no options granted in either of the periods and options historically granted were fully vested the date of grant. The following table illustrares the effect on net income and earning per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                      NINE MONTH ENDED JUNE 30,
                                                                           (In thousands)
                                                                      -------------------------
                                                                    2004                     2003
                                                                    ----                     ----
Net income, as reported                                            $  250                   $3,302

Deduct:   Total stock-based employee compensation
          Expense deremuned under fair value based merhod
          For all awards, ner of related tax effects                   --                       --
                                                                   ------                   ------

Pro forma net income                                               $  250                   $3,302
Net income per share:
          Basic - as reported                                      $ 0.09                   $ 1.25
          Basic - pro forma                                        $ 0.09                   $ 1.25
          Diluted - as reported                                    $ 0.09                   $ 1.25
          Diluted - pro forma                                      $ 0.09                   $ 1.25

NOTE 3 - CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its direct and indirect non U.S. based wholly-owned subsidiaries Isramco Oil and Gas Ltd. (Oil and Gas) and Magic 1 Cruise Line Corp. and its U.S based wholly-owned subsidiaries: Jay Petroleum, L.L.C. (Jay), Jay Management L.L.C. (Jay Management) and IsramTec Inc. (IsramTec). Intercompany balances and transactions have been eliminated in consolidation.

NOTE 4 - ACCOUNTING CHANGES

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement obligations". SFAS No. 143 requires entities to record a liability for asset retirement obligations at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expenses for the nine months ended September 30, 2004 was approximately $ 34,000.

NOTE 5 - OIL AND GAS PROPERTIES

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of the well are charged to expense. The costs of development wells are capitalized whether successful or unsuccessful. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded. Although the company continues to seek to acquire oil and gas properties, no such purchases were made during the nine months ended September 30, 2004.

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

The Company leased the vessel to an Israeli based cruise line tour operator for the period from July 1, 2004 to October 17, 2004, at a daily lease rate of $21,500.

As of September 30, 2004, the company expended $1.2 million in respect of the maintenance and upkeep of the Vessel. The Company is expected to spend additional $1 million during the fourth quarter of 2004 for repairs and maintenance.

NOTE 7 -- EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                                   For the Nine Months Ended September 30,
                                                 2004                                   2003
                                        Income           Shares               Income               Shares
                                        ------           ------               ------               ------
Earnings per common share-Basic          250,000        2,639,853            3,302,000            2,639,853
Effect of dilutive securities:        ==========       ==========           ==========           ==========
Stock Options                            250,000        2,639,853            3,302,000            2,639,853

NOTE 8 -- GEOGRAPHICAL SEGMENT INFORMATION

The Company's operations involve two industry segments--the exploration, development, production and transportation of oil and natural gas and the holding of its cruise line vessel. The Company's current oil and gas activities are concentrated in the United States and Israel. Operating outside the United States subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.

The Company's oil and gas business is subject to operating risks associated with the exploration, and production of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities or formations. In addition, oil and gas prices have fluctuated substantially in recent years as a result of events, which were outside of the Company's control. The Company does not directly operate the cruise line vessel. The Company leases the vessel to third party cruise line operators. This segment of the Company's business is subject to many risks, all of which cannot be presently anticipated, including losses resulting from unexpected repairs and maintenance and competition.

Financial information, summarized by segments and geographic area, is as follows (in thousands):


                                                       United                                            Consolidated
                                                       States      Israel      Africa       Vessel           Total
                                                       ------      ------      ------       ------           -----
Identifiable assets at September 30, 2004              $3,433        $65           --       $8,411          $11,909
Cash and corporate assets                                                                                   $30,183
                                                                                                            -------
Total Assets at September 30, 2004                                                                          $42,092
                                                                                                            =======
Identifiable assets at December 31, 2003               $3,183        $81       $   --                        $3,264
Cash and corporate assets
                                                                                                            $29,350
                                                                                                            -------
Total Assets at December 31, 2003
                                                                                                            $32,614
                                                                                                            =======
Nine Months Ended September 30, 2004
Sales and other operating revenue                       2,584        552           --        1,809            4,914
Costs and operating expenses                           (1,288)      (611)          --       (1,483)          (3,018)
                                                       ======      =====       ======       =======         =======
Operating profit                                        1,297        (59)          --          326            1,564
Financial Income, net                                                                                           453
General corporate expenses                                                                                   (1,228)
Loss on marketable securities                                                                                   (37)
Equity in net gain of investees                                                                                 926
Other Income                                                                                                     98
Income taxes                                                                                                 (1,526)
                                                                                                            -------
Net Income from continuing operations                                                                           250
                                                                                                            =======
Nine Months Ended September 30, 2003
Sales and other operating revenue                       2,817      1,163           --                         3,980
Costs and operating expenses                           (1,292)      (606)        (150)                       (2,048)
                                                       ======      =====       ======                       =======
Operating profit                                        1,525        557         (150)                        1,932
Financial Income, net                                                                                           532
General corporate expenses                                                                                   (1,174)
Gain on marketable securities                                                                                   612
Equity in net loss of investees                                                                               1,243
Other income                                                                                                    439
Income taxes                                                                                                    (18)
                                                                                                            -------
Net Loss from continuing operations                                                                           3,566
                                                                                                            =======


Three Months Ended September 30, 2003
                                                       United                                            Consolidated
                                                       States      Israel      Africa       Vessel           Total
                                                       ------      ------      ------       ------           -----
Sales and other operating revenue                         980        698           --                         1,678
Costs and operating expenses                             (416)      (208)          --                          (624)
                                                       ------      -----       ------                       -------
Operating profit                                          564       (490)          --                         1,054

Financial Income, net                                                                                           139
General corporate expenses                                                                                     (472)
Loss on marketable securities and                                                                                77
  equity in net loss of investees                                                                                28
Income Taxes                                                                                                    (18)
                                                                                                            -------
Net Income from continuing operation                                                                            808
                                                                                                            =======
Three Months Ended September 30, 2004
Sales and other operating revenue                         880        184           --        1,809            2,842
Costs and operating expenses                             (523)      (267)          --       (1,287)          (1,713)
                                                       ------      -----       ------       ------          -------
Operating profit                                          358        (83)          --          522              796

Financial Income, net                                                                                            92
General corporate expenses                                                                                     (412)
Gain on marketable securities                                                                                    13
Equity in net loss of investees                                                                                  71
Other Income                                                                                                     28
Income taxes                                                                                                 (1,183)
                                                                                                            -------
Net Loss from continuing operations                                                                            (595)
                                                                                                            =======

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the nine month and three month period ended September 30, 2004 and 2003 was as follows: (in thousands)

                                                            Nine months
                                                         ended September 30,
                                                     2004                 2003
                                                     ----                 ----
Net Income                                            250                3,302
Other comprehensive gain
-available - for - sale securities, net               415                  556
-foreign currency translation adjustments, net       (158)                 385
                                                     ----                -----
Comprehensive income                                  507                4,243


                                                            Three months
                                                         ended September 30,
                                                     2004                 2003
                                                     ----                 ----
Net Income  (Loss)                                   (595)                 808
Other comprehensive gain  (loss)                      (65)                 333
-available - for - sale securities, net
-foreign currency translation adjustments, net         25                 (207)
                                                     ----                -----
Comprehensive income (loss)                          (635)                 934
                                                     ====                =====


NOTE 10 - CONTINGENCIES

The company is also involved in various other legal proceedings arising in the normal course of business. In opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results of liquidity of the Company.

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

OVERVIEW

Isramco, Inc., a Delaware corporation (the "Company"), is active in the exploration of oil and gas in Israel and the United States. The Company acts as an operator of certain leases and licenses and also hold participation interests in certain other interests. The Company also holds certain non-oil and gas properties discussed below.

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

     The Company does not participate in, nor has it created, any off balance sheet special purpose entities or other off- balance sheet financing. In addition, the Company does not enter into any derivative financial instruments.

     The Company records a liability for asset retirement obligation at fair value in the period in which it is incurred and corresponding increase in the carrying amount of the related long live assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily from cash generated by operations.

During the nine month ended September 30, 2004, the Company's consolidated cash and cash equivalents increased by $28,000 from $2,429,000 at December 31, 2003 to $2,457,000 at September 30,2004.

Net cash used in investing activities for the nine-month period ended September 30, 2004 was $8,068,000 as compared to $2,911,000 net cash used during the nine-month period ended September 30, 2003. The increase in net cash used during the nine months ended September 30, 2004 is primarily attributable to the purchase of the cruise line vessel for $8,273,000 and the drilling of two wells in Texas and in Oklahoma for $595,000.

Net cash provided by financing activities for the nine-months ended September 30, 2004 was $7,035,000. This amount represents the proceeds of commercial loans to purchase the cruise line vessel.

Net cash provided by operating activities for the nine month ended September 30, 2004 was $1,079,000 compared to $1,438,000 for the corresponding nine months in 2003. The decrease is primarily attributable to a decline in gas and oil production during the period in 2004.

The Company expects that it will expend approximately $1 million during the fourth quarter of 2004 in connection with the upkeep and maintenance of the cruise line vessel.

The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 (the "2004 Period") Compared to the Nine Months Ended September 30, 2003 (the "2003 Period") and the three months ended September 30, 2004 compared to the three months ended September 30,2003.

The Company reported net income of $250,000 ($0.09 per share) for the 2004 Period compared to a net income of $3,302,000 ($1.25 per share) for the 2003 Period and loss of $595,000 ($(0.23) per share) for the three months ended September 30, 2004, compared to a net income of $808,000 ($0.31 per share) for the comparable three month period in 2003. The decrease in reported net income for the nine months ended September 30, 2004 as compared to the corresponding period in 2003 as well as for the three months ended September 30, 2004 compared to the same period in 2003 is primarily attributable to (i) a decrease in the gains on the securities of certain investee-affiliates held by the company whose shares are traded on the Tel-Aviv stock exchange (ii) losses during 2004 period on other publicly traded securities held by the company and (iii) declining gas production during the period and (iv) Increase of deferred tax liability.

Set forth below is a break-down of these results.

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

On February 15, 2004, the operator presented the partners with two drilling prospect (a) Nizanim 1 Well (b) Yam 3 Well to a total depth of 5,700 meter (18,700 feet), at a total budget of $40 million. The Company has received notice from partners representing approximately 43% interest in the lease of their readiness to invest in Yam 3 Well. On July 25, 2004 the Company, or behalf of Isramco Negev 2 L.P.issued a Sole Risk notice to the other partners in the Lease to drill Yam 3 well. On July 27, 2004, the Israeli Ministry of Defense advised the Company that the Ministry will not approve the drilling of Yam 3 on the basis of the data submitted. The Company and the Ministry are currently in the process of exploring other alternatives. No assurance can be given that the Ministry will in fact approve any alternative that is acceptable to the partners.

In light of these developments, the operator applied for, and received, from the petroleum commissioner an extension of the period in which the drilling on the Yam 3 well needs to be commenced to December 1, 2005.

MARINE SOUTH LICENSE

The Marine South License covers approximately 142 square kilometers (approximately 35,200 acres). The Company Serves as the operator and holds 1 % interest.

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

UNITED STATES

OIL AND GAS REVENUES (IN THOUSANDS)


                                Three Months ended September 30         Nine Months Ended September 30
                                -------------------------------         ------------------------------
                                     2004             2003                  2004              2003
Oil Volume Sold (Bbl)                 4.6                6                    14                15

Gas Volume Sold (MCF)                 110              162                   366               458

Oil Sales ($)                         184              176                   500               423

Gas Sales ($)                         641              767                 1,940             2,293

Average Unit Price

Oil ($/Bbl) *                       39.43            29.00                 35.93             28.55

Gas ($/MCF) **                       5.81             4.74                  5.29              5.01


o Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 Cubic Feet


OPERATOR'S FEES

During the 2004 Period, the Company earned $108,000 in operator fees compared to $556,000 for the 2003 Period and $36,000 for the three months ended September 30, 2004 compared to $451,000 for the comparable three month period in 2003. The decrease in 2004 Period and for the three months ended September 2004, compared to the same periods in 2003 is primarily attributable to fees associated with an offshore well drilled in the third quarter of 2003

OIL & GAS REVENUES

During the 2004 Period, the Company had oil and gas revenues of $2,448,000 compared to $2,712,000 for the 2003 Period and $836,000 for the three months ended September 30, 2004 compared to $941,000 for the comparable period in 2003. The decrease in the 2004 Period and for the three months ended September 2004, compared to the same periods in 2003 is primarily attributable to a decline in gas production of the Company's wells in the United States.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2004 Period were $806,000 compared to $638,000 for the 2003 Period and $374,000 for the three months ended September 30, 2004 compared to $218,000 for the comparable period in 2003. The increase in the 2004 period and for the three months ended September 2004 as compared to the corresponding periods in 2003 is primarily attributable to workover in one well in Texas.

OIL AND GAS EXPLORATION COSTS

During the 2004 Period, the Company did not expend any amounts in respect of oil and gas exploration, as compared to $22,000 for the same period in 2003.

INTEREST INCOME

Interest income in respect of the 2004 Period was $572,000 compared to $572,000 for the 2003 Period and $155,000 in respect of the three months ended September 30, 2004 compared to $147,000 for the same period in 2003.

GAIN (LOSS) ON MARKETABLE SECURITIES

During the 2004 Period, the Company recognized a net realized and unrealized gain on trading securities of $37,000 compared to gain of $612,000 for the 2003 Period and loss of $9,000 for the three months ended September 30,2004 compared to a gain of $13,000 for the same period in 2003.

Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

EQUITY IN NET INCOME OF INVESTEES

The Company's equity in the net income of investees for the 2004 Period was $926,000 compared to its equity in net income of $1,243,000 for the 2003 Period and $71,000 in respect of the three months ended September 30, 2004 compared to $64,000 for the same three month period in 2003. The decrease is primarily attributable to decline in the market value of the marketable securities held by Isramco Negev 2 LP and IOC Dead See LP.

OPERATOR EXPENSE

Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2004 Period were $594,000 compared to $633,000 for the 2003 Period and $250,000 for the three months ended September 30, 2004 compared to 201,000 for the comparable period in 2003

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the 2004 Period were $1,228,000 compared to $1,174,000 for the in 2003 Period and $412,000 for the three months ended September 30, 2004 compared to $472,000 for the same period in 2003. The increase in general and administrative expenses during the 2004 Period compared to the 2003 Period and for the three months ended September 2004 compared to the same period in 2003 is primarily attributable to expenses incurred in the provision of professional services by related and third parties during 2004.

CRUISE LINE VESSEL REVENUES

During the 2004 period and during the three months ended September 2004, the Company earned $1,809,000 from the lease of its cruise line vessel to an unaffiliated tour operator. The lease began in July 1, 2004 and expired in October 17, 2004.

CRUISE LINE VESSEL EXPENSES

Cruise Line vessel expenses for the 2004 period were $1,277,000 and $1,082,000 for the three months ended September 30, 2004. The expenses are primarily attributable to insurance, maintenance, repairs and payroll.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the cruise line Vessel. During the 2004 period, the company recorded the amount of $672,000 compared to $489,000 for the 2003 period and $361,000 for the three months ended September 2004 compared to $161,000 for the comparable period in 2003. The increase is 2004 the period and for the three months is primarily attributable to the depreciation of the vessel.

OTHER INCOME

Othe income for the 2004 period were $98,000 compared to $439,000 in 2003 period and $28,000 for the three months ended September 30, 2004, the same amount as the same period in 2003. Other income is primarily attributable to monthly income of $7,000 related to lease of the real estate in Israel. Other income in 2003 period includes a sum of $350,000 which represents the settlement of a liability recorded in connection with a well drilled in Marine 9 permit offshore Congo, and was recorded during 2002 as exploration costs.


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

Changes in Internal Controls Over Financial Reporting. During the quarter ended September 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

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


                                                   ISRAMCO, INC.





DATE: NOVEMBER 15, 2004                            BY /S/ HAIM TSUFF

                                                   CHAIRMAN OF THE BOARD,
                                                   CHIEF EXECUTIVE
                                                   AND PRINCIPAL
                                                   FINANCIAL OFFICER