Form 10-K
period 2004-12-31
ISRAMCO INC
filed 2005-03-31
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

FISCAL YEAR ENDED DECEMBER 31, 2004

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

        As of March 30, 2005, the Registrant had outstanding 2,717,891 shares of $0.01 par value Common Stock. The aggregate market value of such Common Stock held by non-affiliates of the Registrant at March 30, 2005 was approximately $11.8 million. Such market value was calculated by using the closing price of such common stock as of such date reported on the NASDAQ market.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for in Items 10, 11, 12 and 13 in Part III will be contained in the issuer's definitive proxy statement which the issuer intends to file within 120 days after the end of the Issuer's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

                                  ISRAMCO, INC.
                          2004 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.........................................  3

ITEM 2.    DESCRIPTION OF PROPERTY......................................... 15

ITEM 3.    LEGAL PROCEEDINGS............................................... 15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 15

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........ 15

ITEM 6.    SELECTED FINANCIAL DATA......................................... 16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION..... 17

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..... 23

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 23

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................ 23

ITEM 9A.   CONTROLS AND PROCEDURES......................................... 24

ITEM 9B.   OTHER INFORMATION............................................... 24

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............... 24

ITEM 11.   EXECUTIVE COMPENSATION.......................................... 24

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS................................. 24

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 24

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES............................ 24

ITEM 15.   EXHIBITS........................................................ 26

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

                                     PART I
ITEM 1. BUSINESS

GENERAL

        Since its formation in 1982, Isramco, Inc. ("Isramco" or the "Company") has been active in the exploration of oil and gas in Israel and in the United States. In Israel, the Company holds a participation interest in two long- term off-shore leases and serves as an operator of one. In addition the Company holds a participation interest in an off-shore license and also serves as the operator. See "Summary of exploration efforts in Israel".

        In the United States, the Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas exploration and production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2004 are approximately 140,000 net barrels of proved developed producing oil and 2,011 MMCFs of proved developed producing natural gas. See "Summary of Exploration Efforts in United States".

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

        The Company is currently the Operator of the Med Ashdod Lease . As the Operator, the Company is responsible for directing the oil exploration and drilling activities of the Venture through its Branch Office in Petach Tikva, Israel.

        With eight full-time employees, outside consultants and subcontractors, the Company carries out the operations of the Venture within the framework of approved work programs and budgets and pursuant to the terms of a JOA. With respect to the Med Yavne Lease, the Company furnishes to BG International Limited, a member of the British Gas Group ("BG"), the operator of the lease, consulting services of an administrative and technical nature for which it receives a monthly fee equal to $10,000.

        As operator, the Company charges each venture participant for all costs incurred in connection with the exploration and drilling activities conducted by the Med Ashdod venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per each License/Lease. During the year ended December 31, 2004, the Company was paid a total of $137,000 as operator fees.

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

        The Company currently receives through IOG a management fee of $40,000 per month from the Limited Partnership for office space, management and other services. It has been significant to the Company that the Limited Partnership (in part through the efforts of the Company and others), has been able to raise monies from the public in Israel to fund the Limited Partnership's share of the work programs for the Petroleum Assets in connection with the continuation of oil and gas exploration activities in Israel and to preserve the existence of the Company's overriding royalties. The Company currently holds 6.65% of the issued Partnership units and IOG holds an additional 0.008% of the Partnership units. On December 31, 2004, the Limited Partnership had cash, cash equivalents, certificates of deposit and marketable securities with a value of approximately $129 million.

        Additionally, IOG (as the general partner) is entitled to 5% overriding royalties in certain petroleum assets held by the Limited Partnership.

NON-OIL AND GAS PROPERTIES

        In June 2002, the Company purchased non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with a third party to lease the property for a 24-month period at a monthly rent of $7,000. As of January 1, 2004, the Company entered into an agreement with a related entity pursuant to which the property is leased to such entity at a monthly rent of $7,000.

        In March 2004, the Company purchased a luxury cruise liner for aggregate consideration of $8,050,000. The vessel, a Bahamas flagged ship, contains 270 passenger cabins spread out over nine decks. The Company, through its wholly owned subsidiary, leased the vessel to Israeli based tour operators between July and October of fiscal 2004 and, commencing April 14, 2005, the vessel has been leased to tour operator for a period through October 31, 2005.

        In addition, the Company holds certain equity interests in a high-tech venture.

                    OIL AND GAS VENTURES AND PETROLEUM ASSETS

           OIL AND GAS VENTURES AND PETROLEUM ASSETS LOCATED IN ISRAEL

        The table below sets forth the Working Interests and Petroleum Assets of the Company and all affiliated and non-affiliated participants in (i) the Ventures, (ii) the Petroleum Assets, (iii) the total acreage of each Petroleum Asset, and (iv) the expiration dates of each of the licenses as of December 31, 2004. This information pertains only to Petroleum Assets located in Israel. The Company also holds Overriding Royalties in the Petroleum Assets. See "Table of Overriding Royalties".


                     TABLE OF PETROLEUM ASSETS (WORKING INTEREST)
                              OIL AND GAS VENTURES (1)(3)
                                 (% Interest of 100%)


Name of Participant                       Med Yavne Lease*      Med Ashdod Lease**(2)
The Company                                    0.4584                  0.3625

Affiliates

Isramco Negev 2, Limited                       32.411                 19.1370
Partnership

I.O.C.                                          7.800                   7.800

I.N.O.C. Dead Sea                                  --                  5.0525
Limited Partnership

Naphtha                                        1.8033                      --

Naphtha Explorations                           2.2826                  1.8411
Limited Partnership

JOEL                                           2.8807                      --

Equital                                        2.1639                      --

Non-affiliated entities

Delek Drilling LP                                  --                 21.7658

GRANIT - SONOL LP                                  --                  35.000

BG International Ltd.                          35.000                      --

Middle East Energy (MEE) LP                     5.400                   5.400

DOR - Gas LP                                    1.800                  1.8000

Other                                                                  1.8411

Total                                         100.000                 100.000

Area (acres)                                   13,100                  61,800

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

        According to the operator's estimates, which are based on the results of the drillings in the "Or 1" and "Or South" wells, and a three-dimensional seismic survey performed in the area of the lease which also covered parts of nearby gas reserves (outside the area of the lease), the recoverable gas reserves in the Med Yanve Lease is estimated at 93 billion cubic feet, out of which it is estimated that approximately 51 billion cubic feet are in Or 1. In November 2002, the Company received an opinion from a consulting firm in the United States that performed a techno-economic examination for the development of the "Or 1" reserve. The opinion indicates that, under certain assumptions, development of the reserve by connection to a nearby platform (at a distance of 7 Miles) and from there via an existing transportation pipeline to the coast, may be economically feasible.

        As of the filing of this annual report no decision has been made regarding the development of "Or 1" reserve.

        The Company's participation share of the Med Yavne Lease is 0.4585%.

MED ASHDOD LEASE

        GENERAL

        Following the results of "Nir 1" drilling, a 30 year lease was granted in January 2002. The Med Ashdod Lease covers approximately 250 square kilometers (approximately 62,000 acres) offshore Israel. The Company serves as the operator of the Med Ashdod Lease and holds a 0.3625% interest therein.

        On February 15, 2004, the operator presented the partners with two drilling prospect (a) Nizanim 1 Well (b) Yam 3 Well to a total depth of 5,700 meter (18,700 feet), at a total budget of $40 million. The drilling of "Yam 3" is subject to the approval of the Ministry of Defense. The Company has received notice from partners representing approximately 38.5% interest in the lease of their readiness to invest in Yam 3 Well. On July 25, 2004 the Company, or behalf of Isramco Negev 2 L.P. well will be drilled issued a Sole Risk notice to the other partners in the Lease to drill Yam 3 well. On July 27, 2004, the Israeli Ministry of Defense advised the Company that the Ministry will not approve the drilling of Yam 3 on the basis of the data submitted. The Company and the Ministry are currently in the process of exploring other alternatives. In October 2004 the Commissioner granted the Operator's request and approved postponement of execution of the Drilling in "Yam 3" up to December 1, 2005. As of March 30, 2005, the Company is unable to estimate if and when the said drilling will be executed. No assurance can be given that the Ministry will in fact approve any alternative that is acceptable to the partners.

        On February 28, 2005, the Company ,on behalf of Isramco Negev 2 LP,issued a Sole Risk notice to the other partners in the Leas to drill a gas well to a total depth of 2,600 meter (8,530)at a total budget of $13 million. As of March 30, 2005, the Company is unable to estimate if the well will be drilled.

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

        The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2004 are approximately 140,000 net barrels of proved developed producing oil and 2,011 net MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

        In March 2004, the Company initiated the drilling of a proved undeveloped well located in Enid County Oklahoma. With respect to this well the Company entered into participation agreement with a company in Oklahoma. Under the agreement the Company will invest 75% and will hold 50% working interest in the well. The well was drilled to a total depth of 6,920 feet and completed for production from two zones. The average daily production is 100 Mcf of gas and 7 BBL of oil. The total investment of the Company in this well is in a sum of $472,000.

        In December 2004, the Company drilled a well in East Texas to a total depth of 3,393 feet. The daily production from the well is 300 Mcf of gas. The total investment of the Company in this well is $273,000. The Company holds 80% working interests in the well.

        The Company holds 15% working interest in an additional well in Dune Energy Hamilton, Texas. The well was drilled do a total depth of 9,900 feet. The total investment of the Company in this well is in a sum of $227,000.

        The Company holds 5% working Interest in a third well Dune Energy Vaquero, Texas. As of the filing of this Annual Report on Form 10-K, drilling has begun. The total budget of the well is in a sum of $3,500,000. At present, the well's data (drilling results, logs) are being analyzed to determine the testing zones.

        Management is currently evaluating a number of potential prospects to be drilled in 2005.

NON-OIL AND GAS PROPERTIES

                                 MIRAGE 1 CRUISE LINER

OVERVIEW

        In March 2004, the Company purchased a luxury cruise liner (the "Vessel") for aggregate consideration of $8,050,000. The Vessel, a Bahamas flagged ship, contains 270 passenger cabins spread out over nine decks. The Company leased the Vessel to an Israeli based tour operator for the period from July 1, 2004 through October 17, 2004 at a daily rate of $21,500.

        Title to the Vessel is in Magic 1 Cruise Line Corp., a wholly owned subsidiary of the Company ("Magic").As of December 31, 2004 the Company expended approximately $1 million in respect of the maintenance, repairs renovation, and upkeep of the vessel.

CRUISE LINE BUSINESS

        Cruise lines compete for consumers' disposable leisure time spending with other vacation alternatives such as land-based resort hotels and sightseeing destinations. Demand for such activities is influenced by, among other things, geo-political and general economic conditions. The Company believes that cruise passengers currently represent only a small share of the vacation market and that a significant portion of cruise passengers carried are first-time cruisers.

        The Company's principal operating strategy is to lease the Vessel through time charter or bareboat charter. Under a bareboat charter the lessee operates the vessel and solely bears all expenses associated with the operation, maintenance and upkeep of the Vessel. Under a time charter the owner of the Vessel is responsible for those expenses and provides a crew. Under a time charter, the lessee is responsible for marketing, itinerary and providing all cruise line services to passengers. Generally, revenue from time charter are higher than with respect to bareboat charters.

        Cruising in the Mediterranean is generally from April to October. So long as the Vessel is leased for use in the Mediterranean, the Company anticipates that revenues from the lease of the Vessel will remain seasonal. In May 2004, Magic entered into a time charter with an Israeli based tour operator for the period from July 1, 2004 through October, 2004 at a daily rate of $21,500. The tour operator targeted the Israeli consumer market and promoted Vessel cruises to various destinations in the Mediterranean including Cyprus, Greek islands and Turkey.

        In March 2005 Magic entered into a bareboat charter with a European based tour operator for the lease of the Vessel for the period from April 14, 2005 through October 31, 2005 at a daily rate of $8,000. Under the bareboat charter the tour operator will operate the Vessel in and around the Mediterranean and will solely bear all outlays associated with the operation, maintenance and upkeep of the Vessel.

        Contemporaneous with its entry into the bareboat charter the tour operator entered into an agreement (the "Marketing Agreement") with a subsidiary of one of the leading transportation companies in Israel ("the "Marketing Party") pursuant to which the operator granted to the Marketing Party the exclusive marketing of the tours on the Vessel, and under which the Operator is entitled to minimum payments from the Marketing Party.

        In connection with the bareboat charter, on March 9, 2005, the Company furnished a limited guarantee (the "Guarantee") to and in favor of the Marketing Party, pursuant to which the Company undertook to indemnify the Marketing Party in an amount not exceeding $1 million in respect of any loss or damage incurred by the Marketing Party arising out of the breach by the Operator of its obligations under the Marketing Agreement. To induce the Company to issue the Guarantee, the Operator granted to the Company a security interest on all amounts due to it under the Marketing Agreement and agreed to provide the Company with a bank guarantee in the amount of $600,000 (which will secure its obligations under the bareboat charter as well).

        Recent actions by Israeli authorities to declare the Vessel an `Israeli vessel' under a time charter is likely to increase the costs associated with the operation of the vessel and may potentially reduce the net income for leasing the Vessel. See "Risk Factors"

REGULATORY

        The operation of the Vessel is subject to various international laws and regulations relating to environmental protection. Under such laws and regulations, the Company are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. The Company have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations which may affect operations and increase Company's compliance costs. The Company believes that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, this will likely subject to increasing compliance costs in the future.

        The Company believes that The Company is in material compliance with all the regulations applicable to the Vessel and that have all licenses necessary to conduct our business. Health, safety, security and financial responsibility issues are, and believe will continue to be, an area of focus by the relevant government authorities . From time to time, various regulatory and legislative changes may be proposed that could impact our operations and would likely subject to increasing compliance costs in the future.

REAL ESTATE IN ISRAEL

        In June 2002, the Company purchased non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. Concurrently with the purchase of the real estate, the Company entered into a lease agreement with a third party to lease the property for a 24-month period at a monthly rent of $7,000. The lease agreement was terminated on December 31, 2003 and as of December 1, 2004, the Company entered into an agreement with a related entity pursuant to which the property is leased to such entity at a monthly rent of $7,000 through December 31, 2005.

EMPLOYEES

        As of March 30, 2005, the Company had eight employees at its branch office in Israel and three employees in its office in Houston, Texas.

                                  RISK FACTORS

        In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following risks. If any of these risks occurs, the Company's business, financial condition or operating results could be adversely affected.

                RISKS RELATED THE COMPANY'S OIL AND GAS BUSINESS

        OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND risky

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

        THE COMPANY'S BUSINESS MAY BE AFFECTED BY OIL AND GAS PRICE VOLATILITY.

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

                           RISKS RELATED TO THE VESSEL

        THE DESIGNATION OF THE VESSEL AS AN `ISRAELI VESSEL' COULD INCREASE THE COST OF OPERATING THE VESSEL AND MAY POTENTIALLY REDUCE THE INCOME FROM LEASING THE VESSEL.

        In January 2005, Israeli authorities advised Naphtha Israel Petroleum Corp. that in their view the Vessel qualified as an Israeli vessel (notwithstanding its foreign registration and ownership) as Naphtha holds 49.8% of the issued and outstanding shares of the Company. Consequently, the authorities contend that certain Israeli maritime rules and regulations govern the Vessel and its operations. These rules impose certain requirements as to operation of the vessel and require among other things that the vessel be staffed by Israeli crew, satisfy certain security requirements and allow for the mobilization of the Vessel by the Israeli authorities during periods of war or hostilities.

        In February 2005 Naphtha applied to the Israeli high court for a declaratory order that the Vessel is not an Israeli vessel. In the event that the Israeli court declines to grant Naphtha's application, the operating costs of the Vessel will increase and result in a reduction of potential charter (lease) opportunities for exploitation of the Vessel. In March 2005, Naphtha was advised that under a 'bareboat charter' the authorities will not deem the vessel to be an Israeli vessel.

        As of the filing of the annual report on Form 10-K, the Company cannot determine the outcome of the matter.

        A POTENTIAL LOSS OF BUSINESS DUE TO COMPETITORS THROUGHOUT THE VACATION MARKET.

        The Company faces significant competition from other cruise lines, in terms of the types of ships and services. Additionally, oceanline cruises are only one of many alternatives for people choosing a vacation. Therefore risk losing potential lessors of the Vessel due to competition form other cruise lines and also due to other vacation operators that provide other travel and leisure options, including hotels, resorts and package holidays and tours. Any failure to lease the Vessel for a significant period of time may adversely affect Company's results of operations and financial condition.

        THE POLITICAL AND ECONOMIC CLIMATE AND OTHER WORLD EVENTS AFFECTING SAFETY AND SECURITY COULD ADVERSELY AFFECT THE DEMAND FOR CRUISES AND COULD HARM THE FUTURE LEASING AND PROFITABILITY.

        Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public's attitude towards the safety of travel, the international political climate and the political climate of destination countries. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the instability in much of the Mediterranean region (the region in which our Vessel operates) and the threats of attacks in the Mediterranean and elsewhere, concerns of an outbreak of additional hostilities, national government travel advisories, the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry and may continue to do so in the future. Demand for cruises is also likely to be increasingly dependent on the underlying economic strength of the countries from which cruise companies source their passengers. Economic or political changes that reduce disposable income or consumer confidence in the countries may affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could adversely affect our ability to lease the Vessel and negatively affect profitability.

        ACCIDENTS AND OTHER INCIDENTS OR ADVERSE PUBLICITY CONCERNING THE CRUISE INDUSTRY AND COULD AFFECT COMPANY'S REPUTATION AND HARM FUTURE LEASING AND PROFITABILITY.

        The operation of cruise ships involves the risk of accidents, passenger and crew illnesses, mechanical failures and other incidents at sea or while in port, which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely effect future industry performance, sales and profitability. It is possible that these factors could adversely affect our leasing ability or existing charter, which would have an adverse affect on profitability. In addition, adverse publicity concerning the vacation industry in general or the cruise industry or us in particular could affect our reputation and impact demand and, consequently, have an adverse affect on our profitability.

        NEW REGULATIONS OF HEALTH, SAFETY, SECURITY, ENVIRONMENTAL AND OTHER REGULATORY ISSUES COULD INCREASE COMPANY'S OPERATING COSTS AND ADVERSELY AFFECT NET INCOME.

        The Company are subject to various international, national, state and local health, safety and security laws, regulations and treaties. We believe that health, safety, security and other regulatory issues will continue to be areas of focus by relevant government authorities. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact Company's operations and would likely subject to increasing compliance costs in the future.

        PROBLEMS ENCOUNTERED AT PORTS COULD REDUCE COMPANY'S PROFITABILITY.

        Industrial actions and insolvency or financial problems of the ports where The Vessel is docked could adversely affect Company's profitability.

                      RISKS RELATED TO OPERATIONS GENERALLY

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

ITEM 2. PROPERTIES

        The Company maintains offices in Houston, Texas. The Company has a lease for office premises (approximately 2,015 square feet) at 11767 Katy Freeway, Houston, TX 77079 expiring in October 2006 with a monthly rental of $2,508. The Company anticipates that it will be able to extend the lease, or find replacement premises, on commercially reasonable terms.

        The Company also leases office space in Israel from Naphtha at 8 Granit St., Petach Tikva, Israel. In 2004, the Company paid Naphtha an aggregate of $226,000 for rental space, office services, secretarial services and computer services. The Company believes that the payment for the above services are reasonable compared to other similar locations.

ITEM 3. LEGAL PROCEEDING

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

        In March 2005, the Defendants filed motion for summery judgment in favor of the Defendants on the ground that there is no triable issue of any material fact and Defendants are entitled to judgment as a matter of law. A hearing date to consider the motion has been set for May 25, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The number of record holders of the Company's Common Stock on March 30, 2005 was approximately 456, not including an undetermined number of persons who hold their stock in street name.

        Our common stock is listed on the Nasdaq Smallcap Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock.

                                                           Common Stock

Quarter Ended                                             High       Low

2004

March 31                                                 $7.59      $7.01
June 30                                                  $6.50      $6.40
September 30                                             $6.08      $6.08
December 31                                              $5.28      $5.24


2003
March 31                                                 $4.43      $2.35
June 30                                                  $4.60      $2.78
September 30                                             $4.60      $3.66
December 31                                              $7.74      $3.95


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

                                                  EQUITY COMPENSATION PLAN INFORMATION

            Plan Category                    Number of         Weighted-          Number of
                                           securities to        average           securities
                                             be issued      exercise price of     remaining
                                               upon            outstanding      available for
                                            exercise of         options,           future
                                            outstanding                            issuance.
                                             options,
Equity compensation plans approved by
         security holders                      29,750            $21.00             20,250

Equity compensation plans not approved
         by security holders                  139,990            $ 4.28                 --
                                           ----------           --------           --------
               Total                          169,740            $ 7.21             20,250

ITEM 6. SELECTED FINANCIAL DATA (CONSOLIDATED)

        The data presented below with respect to the Company should be read in conjunction with the Consolidated

Financial Statements and related Notes thereto of the Company included elsewhere in this Report and Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations." (in Thousands)

                                                       2004           2003         2002          2001         2000
Operator's fees                                         $137          $753         $249          $234        $1,265
Oil and Gas Sales                                     $3,137        $3,439       $2,423        $3,068        $2,080
Revenue from vessel                                   $2,034
Interest income                                         $729          $760         $738          $541        $1,277
Office services to related parties
and other                                               $772          $939         $913          $857        $1,018
Equity in earnings (losses) of investees              $1,365        $1,098        $(440)        $(177)         $106
Gain from sale of oil and gas properties
and equipment                                                           --           --            $4            $6
Capital Gain                                              --          $549           --            --            --
Gain (Loss) on marketable securities                    $240          $872        $(189)        $(199)          $(9)
Other                                                   $492          $475          $49           $--           $--
Gain on BG Transaction                                    --            --           --           $--        $3,626
Impairment of oil & gas properties                      $268          $617           --           $--        $2,550
Impairment of Investment                                  --            --           --           $--          $400
Exploration costs                                         --          $165       $1,747          $204        $2,956
Lease operating expenses and severance
Taxes                                                 $1,149          $872         $844          $905          $630
Depreciation, depletion and
Amortization                                          $1,334          $621         $642          $564          $443
Operator expense                                        $807          $795         $791          $696          $634
General and administrative expenses                   $1,717        $2,012       $1,422        $2,048        $1,740
Interest Expense                                        $168           $52         $210           $--           $55
Accretion Expense                                         $5           $43           --            --            --
Income tax expense (benefit)                          $1,589        $1,188         $114           $50         $(356)
Net Income (loss) before cumulative
effect                                                  $(20)       $2,520      $(1,799)        $(139)         $317
Cumulative effect of change in
accounting principles                                     --         $(264)      $3,516            --            --
Basic and diluted earnings (loss)
per share for:
Net income (loss) before
cumulative effect                                   $  (0.00)        $0.95       $(0.68)       $(0.05)        $0.12
Cumulative effect of accounting change, net               --        $(0.10)        1.33            --            --
Net income (loss)                                   $  (0.00)        $0.85       $ 0.65        $(0.05)        $0.12

Weighted average number of
Common shares outstanding - basic                  2,639,853     2,639,853    2,639,853     2,639,853     2,639,853

Weighted average number of
Common shares outstanding - diluted                2,639,853     2,639,853    2,639,853     2,639,853     2,706,731

                                                  December 31,

                                  2004         2003        2002          2001

     Balance Sheet Data

     Total assets                $41,358     $32,614      $28,667      $26,615
     Total liabilities           $10,842      $2,733       $2,175       $1,160
     Shareholders' equity        $30,516     $29,881      $26,492      $25,455


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

CRITICAL ACCOUNTING POLICIES

        In response to the Securities and Exchange Commission's Release No. 33-8040 "Cautionary Advice Regarding Disclosure And Critical Accounting Policies", the Company identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex of subjective decisions or assessment.

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

        Evaluations of oil and gas reserves are important to the effective management of the Company. They are integral to making investment decisions about oil and gas properties such as whether development should proceed or enhanced recovery methods should be undertaken. Oil and gas reserve quantities are also used as the basis of calculating the unit-of-production rates for depreciation and evaluating for impairment. Oil and gas reserves are divided between proved and unproved reserves. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Unproved reserves are those with less than reasonable certainty of recoverability and are classified as either probable or possible.

         The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations and extrapolations of well information such as flow rates and reservoir pressure declines. Although the Corporation is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and significant changes in long-term oil and gas price levels.

        The calculation of unit-of-production depreciation is a critical accounting estimate that measures the depreciation of upstream assets. It is the ratio of (1) actual volumes produced to (2) total proved developed reserves (those proved reserves recoverable through existing wells with existing equipment and operating methods) applied to the (3) asset cost. The volumes produced and asset cost are known and, while proved developed reserves have a high probability of recoverability, they are based on estimates that are subject to some variability.

         Our cruise line operation is capital intensive. At December 31, 2004, we have approximately $8,590,000 of net investment in the vessel recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations primarily from cash generated by operations. The Company's operating activities provided net cash of $1,573,000, $1,288,000 and $1,372,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The availability of cash generated by operations could be affected by other business risks discussed in the "Risk Factors" section of this annual report.

        Working capital (current assets minus current liabilities) was $7,009,000 and $6,645,000 at December 31, 2004 and 2003, respectively. The increase in working capital is primarily attributable to increase of the value of marketable securities. Net cash used in investing activities in fiscal 2004 was $8,195,000 compared to $476,000 in fiscal 2003. The increase in net cash used in investing activities is primarily attributable to the purchase in March 2004 and maintenance, repairs and renovation of the Vessel ($9,028,000) and the outlays associated with the drilling of wells in Texas and Oklahoma ($1,096,000), offset by the increase in the value of marketable securities. The cash used in investing activities in 2003 was primarily attributable to purchase of oil and gas properties.

        Capital expenditures for property and equipment were $10,126,000 and $674,000 in fiscal 2004 and 2003, respectively. Capital expenditures in 2004 were primarily attributable to purchase the cruise line vessel.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

        The company reported net loss of $20,000 (loss of 0.00 per share) in 2004 compared to a net income of $2,256,000 (net income of $0.85 per share) in 2003. The decrease in the net income in 2004 compared to 2003 is primarily attributable to: (i) a decrease in operators fee collected during 2004 (ii) decrease in oil and gas sales due to decline in gas production, (iii) decrease in the gain on marketable securities and (iv) increase of deferred tax liability.

        Set forth below is a break-down of these results.

   United States

   Oil and Gas Volume and Revenues (in thousands)

                                               2004          2003
   Oil Volume Sold (Bbl)                         18            19
   Gas Volume Sold (MCF)                        470           600
   Oil Sales ($)                                678           542
   Gas Sales ($)                              2,524         2,897

   Average Unit Price
   Oil ($/Bbl) *                              38.12         28.09
   Gas ($/MCF) **                              5.38          4.82

* Bbl - Barrel Equivalent to 42 U.S. Gallons
** MCF - 1,000 Cubic Feet

THE OFFSHORE LICENSES (ISRAEL)

        The Company did not expend any amount in respect of the offshore licenses compare to $27,000 in 2003.

OIL AND GAS EXPLORATION COSTS

        During 2004 the Company did not expand any amounts in respect of oil and gas exploration, as compared to $165,000 in 2003.

OPERATOR'S FEES

        In 2004 the Company earned $137,000 in operator fees compared to $753,000 in 2003.

        The decrease in operator fees is due to the decrease in oil and gas exploration activity in 2004 compared to 2003 in which the Company drilled the Nir 2 well offshore Israel.

OIL AND GAS REVENUES

        In 2004 and 2003 the Company had oil and gas revenues of $3,173,000 and $3,439,000, respectively. The decrease is due mainly to the decline of gas production in 2004.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

        Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $1,149,000 and $872,000 for 2004 and 2003, respectively. The relatively higher amounts in 2004 in lease operating expenses and severance taxes is primarily due to the workovers performed in connection with producing wells in 2004.

INTEREST AND DIVIDEND INCOME

        Interest income during the year ended December 31, 2004 was $729,000 compared to $760,000 for the year ended December 31, 2003. The income is primarily attributable to interest receivable on marketable securities (Debentures).

GAIN ON MARKETABLE SECURITIES

        In 2004, the Company recognized net realized and unrealized gains on marketable securities of $240,000 compared to net realized and unrealized gains on marketable securities of $872,000 in 2003.

        Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

OPERATOR EXPENSES

        In 2004 the Company expended $807,000 in respect of operator expenses compared to $795,000 in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

        In 2004, the Company incurred $1,705,000 as general and administrative expenses compared to $2,012,000 incurred in 2003. The relatively higher amount in 2003 is primarily attributable to bonuses awarded to senior officers and increase in legal and other professional fees paid by the Company.

EQUITY IN NET INCOME OF INVESTEE

        The Company's equity in the net income of Investee for 2004 was $1,365,000 compared to its equity in net income of $1,098,000 for 2003. The increase is primarily attributable to the increase in the marketable value of the marketable securities hold by Isramco Negev 2 and I.O.C Dead Sea LP, affiliates of the Company.

CRUISE LINE VESSEL INCOME AND EXPENSES

        Income from the leasing of the cruise line vessel for 2004 (July through October 2004) were $2,034,000. The associated expenses in 2004 were $1,926,000 and are primarily attributable to insurance, maintenance, repair upkeep and payroll.

        Additionally, deprectiation expenses of $438,000 for the vessel was recorded in 2004.

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the Cruise line vessel.

        During 2004, the Company recorded $1,334,000 compared to $621,000 in 2003. The increase in 2004 compared to 2003 is attributable to depreciation of the Vessel ($438,000) and increase of $315,000 in the depreciation of the wells in the United Stated due to the decline in production of the gas wells.

        During 2004 and 2003, the Company recorded impairment charges of $268,000 and $617,000 respectively relating to oil and gas assets.

OTHER INCOME

        Other Income in 2004 was $492,000 compared to $475,000 in 2003. Other Income is primarily attributable to monthly income of $7,000 related to lease of the real estate in Israel and $369,000 related to a change of estimate for asset retirement obligations. Other Income in the year 2003 included the sum of $350,000 which represents the settlement of a liability recorded in connection which a well drilled in Marine 9 permit offshore Congo, and was recorded during 2002 as exploration costs.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

        The Company reported net income before cumulative effect of $2,520,000 (income of $0.95 per share) in 2003 compared to a net loss before cumulative effect of $1,799,000 (loss of $0.68 per share) in 2002. The increase in the net income is primarily attributable to an increase in oil and gas price in 2003 and due to the gain in marketable securities and net income of investees.


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

OIL AND GAS EXPLORATION COSTS

        The Company expended in 2003 approximately $165,000 in oil and gas exploration costs as compared to approximately $1,747,000 expended in 2002. The exploration cost in 2003 attributable to the investment in Tilapia (Congo) and in respect of the Israeli offshore wells (Nir 2 and Nir 2). The oil and gas exploration costs in 2002 are primarily attributable to the unsuccessful drilling of the Read well in Texas and the unsuccessful drilling in the Marine 9 permit (the Congo).

OPERATOR'S FEES

        In 2003 the Company earned $753,000 in operator fee compared to $249,000 in 2002. The increase is due to the drilling of Nir 2 well.

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

GENERAL AND ADMINISTRATIVE EXPENSES

        In 2003, the Company incurred $2,012,000 as general and administrative expenses compared to $1,422,000 incurred in 2001. The relatively higher amount in 2002 is primarily attributable to bonuses awarded to senior officers and increase in legal fees.

CONTRACTUAL OBLIGATIONS

        The Company leases office facilities in Texas and in Israel and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2004 were as follows (in thousands).

                         TOTAL        2004        2005        2006       2007      2008     Thereafter
                         -----        ----        ----        ----       ----      ----     ----------
Operating Leases:
         Texas:          83,000      28,000      29,000      26,000       --         --            --
                             --          --          --          --       --         --            --

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

     In July 2003, an issue was bought before the Financial Accounting Standards Board regarding whether or not contract-based oil and gas mineral rights held by lease or contact ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are classified assets as defined in SFAS No. 141, "Business Combinations," and therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether at not its disclosure provisions apply to oil and gas mineral rights to an upcoming agenda, which may result in a change in how Isramco classifies these assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 13, 2005, the audit committee of the board of directors (the "Audit Committee") of the Company accepted the resignation of UHY - Mann Frankfort Stein & Lipp CPAS, LLP ("UHY LLP") (formerly - Mann Frankfort Stein & Lipp CPAS, L.L.P.) as the Company's independent accountants. Concurrent with UHY LLP's resignation, the Audit Committee appointed Malone & Bailey, PC (the "New Accountants") as the independent accounting firm to audit the financial statements of the Company for the year ended December 31, 2004.

     The reports by UHY LLP with respect to the Company's financial statements for each of the years ended December 31, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2002 and

     2003 and during the subsequent interim period, there were no disagreements between the Company and UHY LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of UHY LLP, would have caused it to make reference to the subject matter of thereof in connection with its reports.

     During the fiscal years ended December 31, 2002 and 2003, and through the date of their resignation, UHY LLP did not advise the Company with respect to any matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

     During the fiscal years ended December 31, 2002 and 2003, and through the date of their engagement, the Company did not consult with the New Accountants regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

     The Company has provided UHY LLP with a copy of the foregoing disclosure. Attached as an exhibit hereto is a copy of UHY LLP's letter, dated January 13, 2005, in response to the foregoing disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (and our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (and Principal Financial Officer) concluded that our disclosure controls and procedures were effective.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION

        On March 24, 2005, the Company issued 38,919 shares of Common Stock, of the Company to each of Haim Tsuff, Chairman and Chief Executive Officer of the Company, and Jackob Maimon, President of the Company. The shares were issued upon the exercise of options to purchase 69,995 shares of Common Stock at an exercise price of $4.28 per share granted to each of Mr. Tsuff and Mr. Maimon on March 24, 2000. The options were exercised pursuant to "cashless" exercise provisions under which each holder received a lesser number of shares based on the difference between the closing bid price of the common stock on the trading day immediately preceding the exercise of the options and the specified exercise price. The Company did not receive any cash proceeds from that exercise. The shares were issued in a transaction not involving a public offering and were issued without registration under Section 5 of the Securities act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

                                    PART III

     The information called for by items 10, 11, 12 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

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

As a lessee, the Company will also be required to commence drilling of a development well within six (6) months from the date on which the lease is granted and, thereafter, with due diligence to define the petroleum field, develop the leased area, produce petroleum therefore and seek markets for and market such petroleum.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Exhibits

3.1 Articles of Incorporation of Registrant with all amendments filed as an Exhibit to the S-l Registration Statement, File No. 2-83574.
3.2 Amendment to Certificate of Incorporation filed March 17, 1993, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.
3.3 By-laws of Registrant with all amendments, filed as an Exhibit to the S-l Registration Statement, File No. 2-83570.
10.1 Oil Marketing Agreement, filed as Exhibit with the S-l Registration Statement, File No. 2-83574.
10.2 Joint Venture Agreement and Joint Operating Agreement dated June 30, 1988 by and among HEI Oil and Gas Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., Delek Oil Exploration Ltd., Delek, The Israel Fuel Corporation Ltd., the Company, Southern Shipping and Energy (U.K.), Naphtha, Israel Petroleum Company Ltd., Oil Exploration of Pat Ltd., LPS Israel Oil Inc., Donesco Venture Fund One, a Limited Partnership and Mazaloil Inc. filed as an Exhibit to Form 8-K for the month of September 1988.
10.3 Grant Agreement with the Government of Israel, undated, between the Company and the Government of Israel on behalf of the State of Israel, filed as an Exhibit to Form 10-Q for the Company for the period ending September 30, 1988 and incorporated herein by reference.
10.4 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.
10.5 Amendment Agreement to Grant Agreement between the Company and the Government of Israel, filed as an Exhibit to this Post-effective Amendment No. 8 to Form S-l Registration Statement. File No. 2- 83574.
10.6 Translated from Hebrew, Limited Partnership Agreement between Isramco Oil and Gas Ltd. and Isramco Management (1988) Ltd. dated March 2, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.
10.7    Translated from Hebrew, Trust Agreement between Isramco Management
        (1988) Ltd. and Kesselman and Kesselman dated March 3, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.
10.8 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.
10.9 Equalization of Rights Agreement between Isramco-Negev 2 Limited Partnership and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd, filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.
10.10 Option Agreement between Isramco Resources Inc. and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.
10.11 Agreement by and among Naphtha Congo Ltd., Equital Ltd. and the Company dated September 4, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference.
10.12 Amendment to Consulting Agreement between Goodrich Global L.T.D. B.V.I. and the Company dated

        December _, 1997, filed as an Exhibit to Form 8-K for the month of December, 1997 and incorporated herein by reference.
10.13 Consulting Agreement between Romulas Investment Ltd. and the Company dated August _, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference, assigned by Romulas Investment Ltd. on December 31, 1997 to Remarkable Holdings Ltd.
10.14 Inventory Services Management Agreement dated December 1997 between the Company and Equital Ltd. filed herewith as Exhibit 10.70.
10.15 Consulting Agreement dated as of November 1, 1999 between the Company and Worldtech, Inc.
10.16 Agreement dated June 12, 2002 between the Company and Mati Properties and Construction Ltd. and Boaz Avrahami, filed as an Exhibit to the Form 10-Q for the quarter ended June 30, 2002.
14.1 Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.
31 Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act *
32 Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002. *
99.1 Financial Statements of Isramco Negev 2 Limited Partnership as of December 31, 2004 *

* Attached hereto as an exhibit

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on November 19, 2004 reporting its financials results for the quarter ended September 30, 2004

(c) Financial Statements

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               /S/ HAIM TSUFF
                                   HAIM TSUFF,
                            CHAIRMAN OF THE BOARD,
                            CHIEF EXECUTIVE OFFICER
                            AND PRINCIPAL FINANCIAL OFFICER

Date: March 30, 2005

        In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.


Signature                      Title                         Date

/s/ Jackob Maimon              President, Director           March 30, 2005

Jackob Maimon

/s/ Amir Eskandari             Director                      March 30, 2005

Amir Eskandari

/s/ Max Pridgeon               Director                      March 30, 2005

Max Pridgeon

/s/  Donald D. Lovell          Director                      March 30, 2005

Donald D. Lovell

INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Independent Auditors' Reports                                              F-1,2

Consolidated Balance Sheets at December 31, 2004 and 2003                  F-3

Consolidated Statements of Operations for the years ended December 31,
2004, 2003 and 2002                                                        F-4

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2004, 2003 and 2002                       F-5

Consolidated Statements of Cash Flows for the years ended December 31,
2004, 2003 and 2002                                                        F-6

Notes to Consolidated Financial Statements                                 F-7


                                      (i)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Isramco, Inc. and Subsidiaries
   Houston, Texas

We have audited the accompanying consolidated balance sheet of Isramco, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Isramco, Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc., as of December 31, 2004, and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Isramco, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Isramco, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Isramco Oil and Gas, Ltd.; Isramco B.V., Cruquius; or Isramco, Inc. - Israel Branch, which are wholly owned subsidiaries whose combined statements reflect total assets of $ 11,249,799 as of December 31, 2003 , and total revenues of $ 3,422,000 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isramco, Inc. and subsidiaries at December 31, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note A, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" as of January 1, 2003. Also discussed in Note A, the Company adopted the provisions of Atatement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets in 2002".


/s/ UHY MANN FRANKFORT STEIN & LIPP CPAS, LLP
-----------------------------------------------
(FORMERLY MANN FRANKFORT STEIN & LIPP CPAS, LLP)

HOUSTON, TEXAS
MARCH 5, 2004

                                      ISRAMCO INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                               (in thousands except for share information)

                                                                                     DECEMBER 31
                                                                            ---------------------------
                                                                                   2004          2003
                                                                            ------------   ------------
            ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $   2,087      $   2,429
     Marketable securities, at market                                              6,203          4,064
     Accounts receivable - Trade                                                     776            503
     Account receivable - other                                                      ---            609
     Prepaid FIT expenses                                                            ---            407
     Prepaid expenses and other current assets                                       193            197
                                                                            ------------   ------------

     TOTAL CURRENT ASSETS                                                          9,260          8,209

Property and equipment, net (successful efforts
method for oil and gas properties)                                                 3,190          3,264
Real Estate                                                                        1,887          1,887
Marketable securities, at market                                                   6,225          8,572
Investment in affiliates                                                          12,044         10,520
Investment in Vessel                                                               8,590             --
Other                                                                                162            162
                                                                            ------------   ------------

TOTAL ASSETS                                                                   $  41,358      $  32,614
                                                                            ============   ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                     $   1,261      $     798
     Credit from Banks                                                               676             --
     Bank Loan                                                                       733             --
                                                                            ------------   ------------

     TOTAL CURRENT LIABILITIES                                                     2,670            798
                                                                            ------------   ------------

LONG-TERM LIABILITIES
     Asset retirement obligations                                                    314            766
     Deferred tax obligation                                                       2,989          1,169
     Current portion of long-term bank Loan                                        4,869             --
                                                                            ------------   ------------

     TOTAL LONG-TERM LIABILITIES                                                   8,172          1,935
                                                                            ------------   ------------

     TOTAL LIABILITIES                                                            10,842          2,733
                                                                            ------------   ------------
SHAREHOLDERS' EQUITY
     Common stock $0.0l par value; authorized 7,500,000 shares;                       27             27
     issued 2,669,120 shares; outstanding 2,639,853 shares
     Additional paid-in capital                                                   26,240         26,240
     Retained earnings (accumulated deficit)                                       3,169          3,189
     Accumulated other comprehensive income (loss)                                 1,244            589
     Treasury stock, 29,267 shares at cost                                          (164)          (164)
                                                                            ------------   ------------

     Total shareholders' equity                                                   30,516         29,881
                                                                            ------------   ------------

Total liabilities and shareholders' equity                                     $  41,358      $  32,614

See notes to the consolidated financial statements.


                                                   F-3

                                       ISRAMCO INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands except for share information)


                                                                         YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                      2004            2003            2002
                                                               -----------     -----------     -----------
Revenues and other income :
Operator fees from related party                                      $137           $ 753            $249
Oil and gas sales                                                    3,173           3,439           2,423
Revenue from Vessel                                                  2,034             ---             ---
Interest income                                                        729             760             738
Office services
    To related parties                                                 592             635             773
    To others                                                          180             304             140
Capital gain                                                           ---             549             ---
Gain on marketable securities                                          240             872             ---
Equity in net income of investees                                    1,365           1,098             ---
Other                                                                  492             475              49
                                                               -----------     -----------     -----------

        Total revenues and other income                              8,943           8,885           4,372
                                                               -----------     -----------     -----------
Expenses :
Interest expense                                                       168              52             210
Cost of Revenue                                                      1,926             ---             ---
Accretion expense                                                        5              43             ---
Depreciation, depletion and amortization                             1,334             621             642
Lease operation expense and severance taxes                          1,149             872             844
Exploration costs                                                      ---             165           1,747
Operator expense                                                       807             795             791
General and administrative
    To related parties                                                 358             317             120
    To others                                                        1,359           1,695           1,302
Loss on sale of marketable securities                                  ---             ---             189
Equity in net loss of investees                                        ---             ---             440
Impairment of oil and gas assets                                       268             617             ---
                                                               -----------     -----------     -----------
        Total expenses                                               7,374           5,177           6,285
                                                               -----------     -----------     -----------

Income (loss) before income taxes                                    1,569           3,708         (1,913)
Income (taxes) benefit                                             (1,589)         (1,188)             114
                                                               -----------     -----------     -----------

Net income (loss) before cumulative effect                            (20)           2,520         (1,799)
Cumulative effect of change in accounting principle, net                --           (264)           3,516
                                                               -----------     -----------     -----------

Net income (loss)                                                   $ (20)         $ 2,256          $1,717
                                                               ===========     ===========     ===========
Earnings (loss) per share
Basic and diluted earnings (loss) per share for:
   Net income (loss) before cumulative effect                       $ 0.00           $0.95          $(0.68)
   Cumulative effect of accounting change, net                          --         $ (0.10)         $ 1.33
                                                               -----------     -----------     -----------
Net income (loss)                                                   $ 0.00         $  0.85          $ 0.65
                                                               ===========     ===========     ===========
Weighted average number of shares
   outstanding-basic                                             2,639,853       2,639,853       2,639,853
                                                               ===========     ===========     ===========
Weighted average number of shares outstanding -diluted           2,639,853       2,639,853       2,639,853
                                                               ===========     ===========     ===========

See notes to the consolidated financial statements.

                                                    F-4

                                                    ISRAMCO INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                COMMON STOCK
                                           ---------------------
                                                                               ACCUMULATED       RETAINED
                                                                 ADDITIONAL          OTHER       EARNINGS                     TOTAL
                                                NUMBER              PAID-IN  COMPREHENSIVE   (ACCUMULATED   TREASURY  SHAREHOLDERS'
                                             OF SHARES    AMOUNT    CAPITAL  INCOME (LOSS)       DEFICIT)      STOCK         EQUITY
                                           -----------   -------  ---------  -------------   ------------   --------  -------------
                                                                          $ IN THOUSANDS, EXCEPT SHARE AMOUNTS
                                           -----------------------------------------------------------------------------------------
Balances at December 31, 2001                2,669,120       $27    $26,240           $136          $(784)     $(164)       $25,455

Comprehensive income:

Net Income                                           -         -          -              -          1,717          -          1,717
Net unrealized loss on available
  for sale marketable
  securities, net of taxes                           -         -          -           (243)             -          -           (243)
Net Realized gain (loss) on foreign
  exchange rate, net of faxes                                                         (437)                                    (437)

                                           -----------   -------  ---------  -------------   ------------   --------  -------------
Total comprehensive income                                                                                                    1,037
                                                                                                                      -------------
Balances at December 31, 2002                2,669,120       $27    $26,240          $(544)         $ 933      $(164)       $26,492
Comprehensive income:

Net Income                                                                                          2,256                     2,256
Net unrealized gain on available
  for sale marketable
  securities, net of taxes                           -         -          -            524              -           -           524
Net realized gain (loss) on foreign
  exchange rate, net of taxes                                                          609                                      609

                                           -----------   -------  ---------  -------------   ------------   --------  -------------
Total comprehensive income                                                                                                    3,389
                                                                                                                      -------------
Balances at December 31, 2003                2,669,120       $27    $26,240           $589         $3,189      $(164)       $29,881

Net Loss                                                                                              (20)                      (20)
Net unrealized gain on available
  for sale marketable
  securities, net of taxes                           -         -                       504                         -            504
Net realized gain (loss) on foreign
  exchange rate, net of taxes                                                          151                                      151

                                           -----------   -------  ---------  -------------   ------------   --------  -------------
Total Comprehensive income                                                                                                      635
                                                                                                                      -------------
Balances at December 31, 2004               2,669,120        $27    $26,240         $1,244         $3,169      $(164)       $30,516
                                           ===========   =======  =========  =============   ============   ========  =============


                                                                 F-5

                                              ISRAMCO INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                                 2004             2003             2002
                                                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $        (20)    $      2,256     $      1,717

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation, depletion, amortization and provision for impairment              1,140            1,238              642
Accretion of asset retirement obligation                                            5               43                -
Dry hole costs                                                                      -               99            1,642
Loss (gain) on marketable securities                                             (336)            (872)             189
Gain from sale of securities                                                        -             (549)               -
Equity in net loss (income) of investees                                       (1,366)          (1,098)             440
Cumulative effect of an accounting change                                           -              264           (3,516)
Deferred taxes                                                                  1,783            1,532              195
Changes in assets and liabilities:
Accounts receivables                                                             (272)              53             (103)
Prepaid expenses and other current assets                                         157             (163)            (329)
Accounts payable and accrued expenses                                             462           (1,377)           1,015
Marketable securities trading                                                       -             (138)            (519)
                                                                         ------------     ------------     ------------
Net cash provided by operating activities                                       1,573            1,288            1,372
                                                                         ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             (1,098)            (676)          (1,617)
Investment in Vessel                                                           (9,028)
Proceeds from sale of oil and gas properties and equipment                         14                -               10
Purchase of real estate                                                             -                -           (1,887)
Purchase of marketable securities                                              (4,807)          (3,070)            (491)
Proceeds from sale of marketable securities                                     6,115            3,270                -
Proceeds from sale of other investment                                            609                -                -
                                                                         ------------     ------------     ------------
Net cash used in investing activities                                          (8,195)            (476)          (4,035)
                                                                         ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Receipt of loans from banks                                                     9,800                -                -
Payments on short-term debt                                                    (4,800)               -                -
Change in short-term credit from banks                                          1,277                -                -
                                                                         ------------     ------------     ------------
Net cash provided by financing activities                                       6,277                -                -
                                                                         ------------     ------------     ------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                            (342)             812           (2,663)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  2,429            1,617            4,280
                                                                         ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $      2,087     $      2,429     $      1,617
                                                                         ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                                 $          -     $          -     $          -
                                                                         ============     ============     ============

CASH PAID DURING THE PERIOD FOR TAXES                                    $          -     $          -     $          -
                                                                         ============     ============     ============

See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- General and Summary of Significant Accounting Policies:

[1] The Company

Isramco Inc. and subsidiaries (the Company) is primarily engaged in the acquisition, exploration, operation and development of oil and gas properties. As of December 31, 2004, the Company has oil and gas interest in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, and approximately a 0.5% working interest in various properties located in Israel.

In addition, the company purchased real estate in Israel in 2002. In March 2004, the Company purchased a luxury cruise liner which it continues to hold title to through a wholly owned subsidiary.

[2] Consolidation

The consolidated financial statements include the accounts of the Company, its direct wholly-owned subsidiaries, Jay Petroleum, L.L.C., (Jay), Jay Management L.L.C (Jay Management), IsramTec Inc. (IsramTec) and a wholly-owned foreign subsidiary, Isramco Oil and Gas and Magic 1 Cruise Line Corp. Intercompany balances and transactions have been eliminated in consolidation.

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

Beginning in 2003 in accordance with SFAS 143, the Company has recorded an asset retirement obligation in connection with the plugging and abandonment of its oil and gas properties. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

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

[7] Translation of Foreign Currencies

Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas and the Israel branch have been re-measured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. Depreciation is re-measured based on the historical dollar cost of the underlying assets. The net effects of currency translations were not material in any period.

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

Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum-engineering firm determines the Company's reserve estimates. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, 2004, approximately 16.6% of the Company's oil and gas reserves were attributable to non-producing reserves. Accordingly, the Company's estimates are expected to change as future information becomes available.

As mandated under SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets" (SFAS No. 144), the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, as described in the paragraph below. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by management's estimates for projected prices for oil and natural gas, which have typically been volatile. It is reasonably possible that the Company's oil and gas reserve estimates may materially change in the forthcoming year.

[12] Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, as from January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During 2004, the Company reported impairment charge of $50,000 relating to its proved properties. During 2003 the company recorded impairment charge of $248,000 relating to its proved properties and $81,000 related to the retirement obligation assets.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment value, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. During 2004 and 2003, the Company recorded an impairment of $218,000 and $288,000 respectively relating to its unproved properties.

There were no such impairments recognized in 2002.

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

[14] Oil and Gas Revenues

The Company records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above the Company's share is treated as a liability. If less than the Company's share is received, the underproduction is recorded as an asset. The Company's imbalance position was not significant in terms of volumes or values at December 2004 and 2003.

[15] Environmental

The Company is subject to extensive federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of no capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities are recorded at December 31, 2004 and 2003.

[16] Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

                                                                    Year Ended December 31,
                                                                        (in thousands)
                                                             ------------------------------------
                                                                2004         2003         2002
                                                             ----------   ----------   ----------
Net income (loss) reported..................................     $  (20)      $2,256       $1,717
  Deduct:
    Total stock based employee compensation expense
      determined under fair value based method for all
      awards, net of related income tax..................            --           --           --
Pro forma net (loss)........................................        (20)       2,256        1,717
Net Loss Per Share..........................................
  Basic-as reported.........................................     $(0.00)      $  .85       $  .65
  Basic-pro forma...........................................      (0.00)         .85          .65
  Diluted-as reported.......................................      (0.00)         .85          .65
  Diluted-pro forma.........................................      (0.00)         .85         .65

[17] Accounting Changes

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" and recognized a loss of $264,000 that is included as a cumulative effect of change in accounting principle. Effective January 1, 2002, the Company applied the provisions of Statement SFAS No.142 "Goodwill and Other Intangible Assets". In 2002, the Company performed the transitional impairment evaluation as provided in the said standard. Accordingly, the Company recognized for the year ended December 31, 2003 a gain in the amount of $3,516,000 from a negative goodwill that is included as a cumulative effect of a change in accounting principle.

[18] Reclassifications

Certain amounts in prior financial statements have been realassed to conform to the 2004 financial statements presentation.

[19] New Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have no identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements

In May 2003, the FSAB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances), This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS No 150 did not have a material impact on our consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after

May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company during the calendar year 2006.

(NOTE B) - Transactions with Affiliates and Related Parties

The Company acts as operator for joint venture with related parties in Israel engaged in the exploration of oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000.

Operator fees earned and related operator expenses are as follows:

                                            YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
                                 2004              2003              2002
                           $ IN THOUSANDS    $ IN THOUSANDS    $ IN THOUSANDS
                          ----------------  ----------------  ----------------

Operator fees:
Nir 2                      $           --    $          559    $           --
Med Ashdod Lease                       --                56                55
GAL C                                  72                --                27
Marine North                           --                --                23
Marine Center                          --                66                72
Marine South                           65                72                72
                          ----------------  ----------------  ----------------

                           $          137    $          753    $          249
                          ================  ================  ================

Operator expenses          $          807    $          795    $          791
                          ================  ================  ================

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

        On December 9, 2003, the company entered into a Consulting Agreement with Doron Avraham, the new Vice President of the Company. Pursuant to this Agreement the Company agreed to pay the Consultant the sum of $15,000 per month, in addition to reimbursement all business expenses. The Consulting Agreement is currently in effect through November 2007.

        The Company paid Naphtha 226,000, $197,000 and $192,000 for the year ended December 31, 2004, 2003 and 2002, respectively for of rent, office, secretarial and computer services. A subsidiary of the Company is the general partner of Isramco-Negev 2 Limited Partnership from which it received management fees and expense reimbursements of $480,000 for each of the years ended December 31, 2004, 2003 and 2002.

        In May of 1996 the Company entered into a Consulting Agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Pursuant to this Consulting Agreement, the Company pays $144,000 per annum in installments of $12,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In April 1997 the consulting compensation was increase to $240,000 per annum in installment of $20,000 per month. The Consulting Agreement is currently in effect through May 31, 2006. In the event that the Company terminates the services provided by Mr. Tsuff, he will be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

        In November of 1999 the Company entered into a Consulting Agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President of the Company, is a director. Pursuant to this Consulting Agreement, which is currently in effect through May 31, 2006, the Company agreed to pay the sum of $240,000 per annum in installments of $20,000 per month, in addition to reimbursing all reasonable business expenses incurred during the term in connection with the performance of services on behalf of the Company. In the event that the Company terminates the services provided by Mr. Maimon, he shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fee due for the remaining term of the agreement.

        In December 2003 the Company awarded bonuses of $125,000 to its Chief Executive Officer and Chairman of the board of directors and $125,000 to its President.

        In December 2004 the Company awarded bonuses of $150,000 to its Chief Executive Officer and Chairman of the board of directors.

        In December 2004, the Company leased real estate to I.O.C. Israel Oil Company pursuant to a two year lease at a monthly rental of $7,000.

        On January 1, 2001 the Company retained the services of I.O.C. Israel Oil Company LTD in connection with the operation of Jay Petroleum LLC and Jay Management Company LLC (wholly owned subsidiaries of the Company). The Company paid I.O.C. $120,000 for each of the years 2002, 2003 and 2004 and has agreed to pay this amount during 2005.

(NOTE C) - Investments in Affiliate

        A wholly owned subsidiary of the Company is the General Partner in the Isramco Negev 2 Limited Partnership. The daily management of the Limited Partnership vests with the General Partner, however, matters involving the rights of the Limited Partnership unit holders are subject to supervision of the Supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. The Company's General Partner's interest in the Limited Partnership is 0.05% which is accounted for by the equity method of accounting due to its ability to exercise significant influence.

        At December 31, 2004 and 2003, the Company owned 282,817,359 units (6.65% of the issued Partnership units) of the Isramco Negev 2 Limited Partnership with a cost of $4,050,000. This investment is also accounted for under the equity method of accounting.

        Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (amounts in thousands) (unaudited):

                                                        AS OF DECEMBER 31,
                                                   ----------------------------
Balance Sheet                                          2004            2003
                                                   ------------    ------------


Current Assets                                         $128,016        $114,900
Other Assets                                              2,908           1,700
                                                   ------------    ------------

Total Assets                                            130,924        $116,500
                                                   ============    ============

Current Liabilities                                         129        $    100
Equity                                                  130,795        $116,940
                                                   ------------    ------------

Total liabilities and equity                           $130,924        $117,040
                                                   ============    ============


                                              Year Ended December 31,
                                   --------------------------------------------
Statement of Operations                2004            2003            2002
                                   ------------    ------------    ------------

Income                                 $ 13,080        $ 19,700        $  1,000
Expenses                               $   (807)       $ (8,500)         (3,000)
                                   ------------    ------------    ------------

Net income (loss)                      $ 12,273        $ 11,200        $ (2,000)
                                   ============    ============    ============

        At December 31, 2004 and 2003 the Company also owned 7,877,248 units (24.97% of the issued Partnership units) of the

        I.N.O.C Dead Sea Limited Partnership with a cost of $1,270,000 This investment is also accounted for under the equity method of accounting.

Summarized financial information of I.N.O.C. Dead Sea Limited Partnership is as follows (amount in thousand - unaudited):

                                                        AS OF DECEMBER 31,
                                                   ----------------------------
Balance Sheet                                          2004            2003
                                                   ------------    ------------


Current Assets                                         $ 13,752        $ 11,330
Other Assets                                                  -               -
                                                   ------------    ------------

Total Assets                                           $ 13,752        $ 11,330
                                                   ============    ============

Current Liabilities                                    $     71        $     60
Equity                                                 $ 13,681        $ 11,270
                                                   ------------    ------------

Total liabilities and equity                           $ 13,752        $ 11,330
                                                   ============    ============


                                              Year Ended December 31,
                                   --------------------------------------------
Statement of Operations                2004            2003            2002
                                   ------------    ------------    ------------
Income                                 $  2,488        $  2,070        $    680
Expenses                               $   (300)       $ (1,400)         (1,900)
                                   ------------    ------------    ------------

Net income (loss)                      $  2,188        $    670        $ (1,220)
                                   ============    ============    ============

(NOTE D) - Marketable Securities

        At December 31, 2004 and 2003, the Company had net unrealized gains (losses) on marketable securities of $148,000, $283,000.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                                   DECEMBER 31, 2004                          DECEMBER 31, 2003
                                                   -----------------                          -----------------

                                             COST            MARKET VALUE               COST            MARKET VALUE
                                             ----            ------------               ----            ------------
Debentures and Convertible Debentures        $ 2,222,000      $ 3,164,000               $2,423,000       $ 3,170,000
Equity securities                              2,433,000        1,931,000                1,201,000           735,000
Investment Trust Funds                           185,000          189,000                  157,000           159,000

                                             $ 4,837,000      $ 5,284,000               $3,781,000       $ 4,064,000
                                             -----------      -----------               ----------       -----------

        Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange and on OTC, consist of the following

                                                   DECEMBER 31, 2004                          DECEMBER 31, 2003
                                                   -----------------                          -----------------

                                             COST            MARKET VALUE               COST            MARKET VALUE
                                             ----            ------------               ----            ------------
                                             $ 4,955,000      $ 6,225,000               $8,068,000       $ 8,572,000
                                             ---------        ---------                 ----------       -----------

        Sales of marketable securities resulted in realized gains (losses) of $(32,000), $95,000 and $3,000 for the years ended December 31, 2004, 2003 and
2002 respectively.

(NOTE E) - Other assets - Investment in a high-tech company.

        The Company sold 203,000 shares of high tech Company, Eyblaster for $609,000 recognizing a gain of $549,000 in December 2003.

(NOTE F) - Oil and Gas Properties and Equipment

ANNUAL RATES OF DEPRECIATION ARE AS FOLLOWS:
Office equipment and furniture                                  7%--20%
Motor vehicles                                                 15%--30%

                                                        2004            2003
                                                        ----            ----

Transportation equipment                             142,000         142,000
Office equipment                                     100,000         133,000
                                                     -------         -------
                                                     242,000         275,000
                                                     -------         -------
Less accumulated depreciation                       (170,000)       (189,000)
Equipment, net                                        72,000          86,000
                                                     -------         -------

A summary of property and equipment is as follows:

                                                        2004            2003
                                                        ----            ----
Unproved properties                                1,369,000         321,000
Proved Oil and gas properties                      6,054,007       6,660,000
Retirement obligation assets                         226,000         449,000
Transportation equipment                             142,000         142,000
Office equipment                                     100,000         133,000
                                                     -------         -------
                                                   7,918,000       7,705,000
  Less accumulated depletion, depreciation,
amortization and provision for impairment         (4,728,000)     (4,441,000)
                                                   ---------       ---------
                                                   3,190,000       3,264,000
                                                   =========       =========

(NOTE G) Debt

The Company's debt consists of the following as of December 31, 2004:

Line of credit from bank, interest of 3.35%                              $     676,000
Bank loan, repayable in 19 equal quarterly installments
(of principal and interest) over the period beginning June
20, 2005, interest rate of LIBOR + 1% per annum, due December 20, 2009       5,002,000
Bank loan, due on March 29, 2005, interest of 3.35%                            600,000
                                                                         -------------
Total debt                                                                   6,278,000
Less: current portion                                                         (733,000)
                                                                         -------------
Long term debt                                                           $   5,545,000
                                                                         =============

(NOTE H) EPS Computation

        SFAS No. 128, "Earnings Per Share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The company's reconciliation is as follows:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                 2004                           2003                            2002
                                                 ----                           ----                            ----
                                        INCOME          SHARES        INCOME          SHARES          INCOME          SHARES
                                        ------          ------        ------          ------          ------          ------
Earnings per common share-basic       $ (20,000)      2,639,853     $2,256,000       2,639,853      $1,717,000       2,639,853
Effect of dilutive securities:
Stock options                                --              --             --              --              --              --
Earnings per common share-Diluted     $ (20,000)      2,639,853     $2,256,000       2,639,853      $1,717,000       2,639,853

(NOTE I) Stock Options

        The 1993 stock option plan (the 1993 Plan) was approved at the Annual General Meeting of Shareholders held on

      ,

August 13, 1993. At December 31, 2004, 50,000 shares of common stock are reserved under the 1993 Plan. Options granted under the 1993 Plan might be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options are granted for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The options granted under this plan were fully vested at grant date. The administrator may set the exercise price for a nonqualified stock option.

Summary of the status of the Company's stock options is presented below:

                                                      WEIGHTED-AVERAGE
                                                      ----------------
1993 Plan:                                      OPTIONS         EXERCISE PRICE
                                                -------         --------------

Outstanding at December 31, 2002                 29,750             $21.00
Granted                                              --                 --
Expired                                         (24,250)                --
Outstanding at December 31, 2003                  5,500              10.45
Granted                                              --                 --
Expired                                          (2,500)             16.92
Outstanding at December 31, 2004                  3,000             $ 5.06

        As of December 31, 2004, 3,000 options were outstanding and extensible of a price of $5.06 and a weighted average remaining contractual life of 0.5 years.

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

No stock options were granted during 2004, 2003 and 2002
Shares of common stock reserved for future issuance are:

   Options granted under the 1993 Plan                            3,000
   Options available for grant under the 1993 Plan               20,250
   Options granted to directors during 2000                     139,990
                                                                -------
   Total                                                        160,240

        Pursuant to requirements of SFAS No. 123, the weighted average fair market value of options granted during 2000 was $3.57 per share. The weighted average closing bid prices for the Company's stock at the date the options were granted during 2000 was $5.13 per share. The fair market value pursuant SFAS No. 123 of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumes expected volatility of 76%, risk-free interest rate of 6.51% for grants during 2000, an expected life of 5 years and no dividend yield. Actual value realized, if any, is dependant on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

(NOTE J) -- Income Taxes

Income (loss) before income taxes from U.S. and foreign results of operations is as follows:

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                    2004            2003            2002
                                    ----            ----            ----
U.S.                            $ 1,107,000     $ 1,022,000      $  (203,000)
Foreign                         $   462,000     $ 2,426,000      $(1,710,000)
                                -----------     -----------      ------------
  Total                         $ 1,569,000     $ 3,448,000      $(1,913,000)
                                ===========     ===========      ============

        Total income tax expense (benefit) for each of the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

                                                        2004               2003              2002
                                                        ----               ----              ----
Income taxes (benefit)                               $1,589,000        $ 1,188,000      $  (114,000)
Shareholders' equity for unrealized holding
  gains (losses) on marketable securities               176,000        $    80,000          (43,000)
                                                     ----------        -----------      -----------
Total                                                 1,765,000        $ 1,268,000      $  (157,000)
                                                     ==========        ===========      ===========

Income tax expense (benefit) attributable to income from continuing operations consist of:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                             2004               2003             2002
                             ----               ----             ----

Current:
       State              $   15,000        $    17,000      $     6,000
       Federal                17,000          1,171,000         (315,000)
       Foreign                    --                 --               --
Deferred federal           1,557,000                 --          195,000
                          ----------        -----------      -----------
Total                     $1,589,000        $ 1,188,000      $  (114,000)
                          ==========        ===========      ===========

The deferred tax assets (liabilities) as of December 31, 2004 and 2003 are as follows:

                                                                                       AS OF DECEMBER 31,
                                                                                2004                      2003
                                                                                ----                      ----
Net unrealized depreciation (appreciation) of marketable securities          $ (589,000)              $   130,000
Basis differences in property and equipment                                    (210,000)                  356,000
Losses carry forward                                                             96,000                        --
Other timing differences                                                     (2,286,000)               (1,655,000)
                                                                            ------------              ------------
Total                                                                       ($2,989,000)               (1,169,000)
                                                                            ============
Valuation allowance                                                                  --                        --
                                                                            ------------              ------------
                                                                            ($2,989,000)              $(1,169,000)

        Reconciliation between the actual income tax expense and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                        2004            2003            2002
                                                        ----            ----            ----
Computed at U.S. statutory rates                       (35.0%)         (35.0%)         (35.0)%
State income taxes, net of federal benefit              (1.0%)           0.5%           (3.1)%
Adjustment to valuation allowance                          --              --           18.9%
Other                                                   (65.3%)          1.05%          13.2%
                                                       (101.3%)        (34.45%)         (6.0)%

(NOTE K) -- Concentrations of Credit Risk

        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at December 31, 2004.

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

(NOTE L) -- Luxury Cruise Liner

        In March 2004, the Company purchased a luxury cruise liner for aggregate consideration of $8,050,000. The vessel, a Bahamas flagged ship, contains 270 passenger cabins spread out over nine decks.

        In March 2004, the Company has secured commercial bank loans for approximately $7.5 million of the purchase price, secured by a lien on the vessel, marketable securities and a Company guarantee. As at December 31, 2004, approximately $5 million in principal of the bank loans remain outstanding, The loan bears interest in the rate of LIBOR+1% per annum.

        Title to the vessel in is Magic 1 Cruise Line Corp., a wholly owned subsidiary of the Company ("Magic").As of December 31, 2004 the company expended $1 million approximately in respect of the maintenance, repairs renovation, and upkeep of the vessel. In the Company's estimation, an additional investment of up to $0.4 million will be required for additional repairs and maintenance.

        The Company leased the vessel to an Israeli based tour operator for the period from July 1, 2004 through October 17, 2004 at a daily rate of $21,500. The Company granted to the tour operator a discount in the amount of $310,000 in respect of the said rental period.

(NOTE M) -- Commitments and Contingencies

COMMITMENTS:

        The Company leases corporate office facilities under a 3-year operating lease expiring October 2006 at a monthly rental of $2,400 with escalation to2,500$ on November 2005. The company is also responsible for its pro rate share of the operating expenses that exceed a certain threshold. The Company shares office space with Jay Petroleum, L.L.C. and Jay Management L.L.C., affiliates, under an informal sublease agreement.

        At December 31, 2004, future minimum lease payments under non-cancelable operating leases are approximately $55,000. Future annual minimum lease payments are follows:

                                                 Year Ending
                                                December 31,

                        2005                       29,000
                        2006                       26,000
                                                   ------
                                                   55,000

CONTINGENCIES:

        The Company is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of the Company.

(NOTE N) - Geographical Segment Information

        The company's operations for 2004 involve two industry segments - the exploration, development production and transportation of oil and natural gas and holding and leasing its cruise line vessel. Prior to 2004 the Company operated in a single operating segment - oil and gas activities. Its current oil and gas activities are concentrated in the United States and Israel. Operating outside the United States subjects the company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increase of takes and governmental royalties, renegotiation of contracts with government entities and change in laws and policies. governing operations of foreign-based companies.

        The Company's oil and gas business is subject to operating risks associated with the exploration, and production of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities of formations. In additions, oil and gas prices have fluctuated substantially in recent years as a result of events, which were outside of the Company's control. The company does not directly operate the cruise line vessel. The company leases the vessel to third party cruise line operators. This segment of the company's business is subject to many risks all of which cannot be presently anticipated, including losses resulting from unexpected repairs and maintenance and competition.

                                                                  GEOGRAPHIC SEGMENTS
                                                                    (IN THOUSANDS)
                                                                    --------------

                                     UNITED                    TOTAL                       CONSOLIDATED
                                     STATES      ISRAEL     OIL AND GAS        VESSEL         TOTAL
                                     ------      ------     -----------        ------         -----
               2004
Sales and other operating revenue   $  3,368     $  730      $  4.098         $  2,034       $  6,117
Costs and operating expenses          (2,309)      (800)       (3.109)          (2,364)        (5,525)
                                    --------     ------      --------         --------       --------
Operating profit (loss)                1,059       (100)          989             (331)           628
Interest income                                                                                   729
Interest expenses                                                                                (168)
General corporate expenses                                                                     (1,717)
Gain on marketable securities and
Net income in investee                                                                          1,605
Change estimate                                                                                  (369)
Other income                                                                                      123
Income taxes                                                                                   (1,589)
Net loss                                                                                          (20)
Identifiable assets at December     $  3,135     $   59      $  3,194         $  8,590       $ 11,784
31, 2004
Cash and corporate assets                                                                      29,574
Total assets at December 31, 2004                                                              41,358


                                                GEOGRAPHIC SEGMENTS
                                                   (IN THOUSANDS)
                                                   --------------

                                     UNITED                              CONSOLIDATED
                                     STATES      ISRAEL       VESSEL         TOTAL
                                     ------      ------       ------         -----
               2003
Sales and other operating revenue   $  3,582     $1,549            --       $ 5,131
Costs and operating expenses          (1,960)      (820)         (150)       (2,930)
                                    --------     ------      --------       -------
Operating profit (loss)             $  1,622     $  729      $   (150)      $ 2,201

Interest income and other                                                       760
corporate revenues
Net gain in investee and gain on                                              1,098
marketable
securities
General corporate expenses                                                   (2,012)
Interest expense                                                                (52)
Capital gain                                                                    549
Other income                                                                    475
Accretion expenses                                                              (43)
Income taxes                                                                 (1,188)
Net income before cumulative effect                                           2,256
Identifiable assets at December     $  2,987     $   81            --       $ 3,068
31, 2003
Net property and equipment
Cash and corporate assets                                                    29,627
Total assets at December 31, 2003                                            32,614

                                                                                    GEOGRAPHIC SEGMENTS
                                                                                       (IN THOUSANDS)
                                                                                       --------------
                                                                                                                    CONSOLIDATED
                                                           UNITED STATES           ISRAEL             CONGO            TOTAL
                                                           -------------           ------             -----            -----
                     2002
Sales and other operating revenue                          $       2,563       $      1,022        $         --     $     3,585
Costs and operating expenses                                      (2,321)              (817)               (886)         (4,024)
                                                           -------------       ------------        ------------     -----------
Operating profit (loss)                                              242                205                (886)           (439)

Interest income and other corporate revenues                                                                                787
loss on marketable securities and net loss in investee                                                                     (629)
General corporate expenses                                                                                               (1,422)
Interest expense                                                                                                           (210)
Income taxes                                                                                                                114
Net loss before cumulative effect                                                                                        (1,717)
Identifiable assets at December 31, 2002                   $       3,178       $       177         $        150     $     3,505
Cash and corporate assets                                                                                                25,162
Total assets at December 31, 2002                                                                                        28,667

(NOTE O) - Asset Retirement Obligations

        We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. The fair value of a liability for an asset retirement obligation is the amount which that liability could be settled in a current transaction between willing parties. The Company uses the expected cash flow approach for calculating asset retirement obligations. The liability is discounted using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. The changes in the liability for an asset retirement obligation due to the passage of time are measured by applying an interest method of allocation to the amount of the liability at the beginning of the period. This amount is recognized as an increase in the carrying amount of the liability and as accretion expense classified as an operating item in the statement of operations.

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

The cumulative effect of change in accounting principle was $263,955 after taxes of $39,158.

        The reconciliation of the beginning and ending asset retirement obligations for the years ended December 31, 2004 and 2003 is as follows (in thousands):

                                                                 2004      2003
                                                                 ----      ----
Asset retirement obligations, as of  beginning of the year       $766      $ --
Liabilities upon adoption of SFAS No. 143 on January 1, 2003       --       650
Liabilities incurred                                                8        73
Liabilities settled                                                --        --
Accretion expense                                                  18        43
Revisions in estimated cash flows                                (478)       --
                                                                ----------------
Asset retirement obligations, as of end of year                  $314      $766
                                                                ================

(NOTE P) - Subsequent Event

Lease of Cruise Vessel. In March 2005, a wholly owned subsidiary of the Company ("Magic") entered into a lease agreement (the "Bareboat Lease") with a European based tour operator (the "Operator") pursuant to which Magic will lease the cruise liner Mirage 1 (the "Vessel") to the Operator for the period from April 14, 2005 through October 31, 2005 at a daily rate of $8,000. Under the Bareboat Lease, the Operator will operate the Vessel and will solely bear all outlays associated with the operation, maintenance and upkeep of the Vessel. Contemporaneous with its entry into the Bareboat Lease the Operator entered into an agreement (the "Marketing Agreement") with a subsidiary of one of the leading transportation companies in Israel ("the "Marketing Party") pursuant to which the Operator granted to the Marketing Party the exclusive marketing of the tours on the Vessel. , and under which the Operator is entitled to minimum payments. From the Marketing Party.

In connection with the Bareboat Lease, on March 9, 2005, the Company furnished a limited guarantee (the "Guarantee") to and in favor of the Marketing Party, pursuant to which the Company undertook to indemnify it in an amount not exceeding $1 million in respect of any loss or damage incurred by the Marketing Party arising out of the breach by the Operator of its obligations under the Marketing Agreement . To induce the Company to issue the Guarantee, the Operator granted to the Company a security interest on all amounts due to it under the Marketing Agreement and agreed to provide the Company with a bank guarantee in the amount of $600,000 (which will secure Chesny's obligations under the Bareboat Charter as well).

ISSUANCE OF COMMON STOCK. In March 2005, the Company issued 38,819 shares of the Common Stock to each of Haim Tsuff, Chairman of the Company, and Jackob Maimon, President of the Company. The shares were issued upon the exercise of options to purchase 69,995 shares Common Stock at an exercise price of $4.28 per share granted to each of Mr. Tsuff and Mr. Maimon on March 25, 2000. The options were exercised pursuant to "cashless" exercise provisions under which the number of shares of Common Stock issued upon exercise was reduced by the number of shares, valued at the closing price of the Common Stock on the Nasdaq Small Cap Market on the trading day immediately prior to exercise, equal to the aggregate exercise price of the option. The shares were issued in a transaction not involving a public offering and were issued without registration under Section 5 of the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

                      SUPPLEMENTARY OIL AND GAS INFORMATION

For the years ended December 31, 2004, 2003 and 2002 (unaudited)

        The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.


CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                   2004                          2003                               2002
                                               ------------                  ------------                       ------------
                                       UNITED STATES                 UNITED STATES        CONGO         UNITED STATES        CONGO
                                      ---------------               ---------------      -------       ---------------      -------
Unproved properties not being
amortized                                 $   --                        $   --             $150            $  194            $ 150
Proved property being amortized            7,427                         6,352               --             5,504               --
Accumulated depreciation, depletion
amortization and impairment               (4,316)                       (3,338)            (150)           (2,526)              --
                                          -------                       -------            -----           -------           -----
Net capitalized costs                     $3,111                        $3,014               --            $3,172            $ 150
                                          =======                       =======            =====           =======           =====

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

                                                   2004                          2003                               2002
                                               ------------                  ------------                       ------------
                                       UNITED STATES                 UNITED STATES        CONGO         UNITED STATES        CONGO
                                      ---------------               ---------------      -------       ---------------      -------
Property acquisition costs--proved
and unproved properties                   $   --                        $  260             $ --            $   --            $  --
Exploration costs                             --                            22               54               833              887
Development costs                          1,098                           393               --               500               --

(Israel exploration costs in 2004-$0; 2003-$88;
2002-$27)

    RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                   2004                          2003                              2002
                                               ------------                  ------------                       ------------
                                       UNITED STATES                 UNITED STATES        CONGO         UNITED STATES        CONGO
                                      ---------------               ---------------      -------       ---------------      -------
Oil and gas sales                         $3,173                         $3,439              $--            $2,423              $--
Lease operating expense and               (1,149)                          (872)              --              (844)              --
severance taxes
Depreciation, depletion,
amortization and provision for
impairment                                (1,181)                        (1,088)            (150)             (589)              --
Exploration costs                             --                            (22)             (54)             (833)            (809)
                                          -------                        -------          -------           -------          -------
Income (Loss) before tax provision           843                          1,457             (204)              155             (809)
Provision for income taxes                                                   --               71                                283
                                          -------                        -------          -------           -------          -------
Results of operations                       $843                         $1,457            $(133)             $155             $526
                                          =======                        =======          =======           =======          =======

OIL AND GAS RESERVES

        Oil and gas proved reserves cannot be measured exactly. The engineers interpreting the available data, as well as price and other economic factor base reserve estimates on many factors related to reservoir performance, which require evaluation. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision, as additional data become available during the producing life of a reservoir. When a commercial reservoir is discovered, proven reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the reserve estimate. The evolution of technology may also result in the application of improved recovery techniques such as supplemental or enhanced recovery projects, or both, which have the potential to increase reserves beyond those envisioned during the early years of a reservoir's producing life.

        The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 2004, 2003 and 2002, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompilation. All of the Company's proved reserves are in the United States. The Company's oil and gas reserves are priced at $40.58 per barrel and $5.30 per Mcf, respectively, at December 31, 2004.

                                        OIL BBLS           GAS MCF
                                        --------          ---------
December 31, 2001                        190,310          5,212,269

Revisions of previous estimates           (7,525)          (572,723)
Acquisition of minerals in place              --                 --
Sales of minerals in place                    --                 --
Net discoveries and extensions                --                 --
Production                               (20,852)          (720,072)
                                        --------          ---------
December 31, 2002                        161,933          3,919,474

Revisions of previous estimates           55,261           (317,234)
Acquisition of minerals in place              --                 --
Sales of minerals in place                    --                 --
Production                               (19,294)          (599,000)

December 31, 2003                        197,900          3,003,240
Revisions of previous estimates          (40,031)          (522,246)
Acquisition of minerals in place
Sales of minerals in place                    --                 --
Production                               (17,789)          (469,558)
December 31, 2004                        140,080          2,011,440
                                        ========          =========

The Company's proved developed reserves are as follows:

                                                 DEVELOPED                             UNDEVELOPED
                                        OIL BBLS            GAS MCF            OIL BBLS           GAS MCF
                                        --------           ---------           --------          ---------
December 31, 2004                        140,080           2,011,440             32,880            334,100
December 31, 2003                        197,900           3,003,240                 --            516,440
December 31, 2002                        161,933           3,919,474                 --            138,050

Interest in proved reserves of unconsolidated affiliates

                                        OIL BBLS           GAS MCF
                                        --------          ---------
December 31, 2004                          --             1,979,000
December 31, 2003                          --             1,979,000
December 31, 2002                          --             1,979,000


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

                                                                             2004           2003           2002
                                                                         ------------   ------------   ------------
Future cash inflows                                                       $16,308,760    $21,705,930    $20,637,745
Future development costs                                                      (73,800)      (160,780)      (189,877)
Future production costs                                                    (6,691,180)    (7,472,950)    (6,131,777)
                                                                         ------------   ------------   ------------
Future net cash flows                                                       9,548,750     14,091,190     14,862,770
Future income tax expenses                                                 (3,246,575)    (4,791,004)    (4,904,714)
Annual 10% discount rate                                                     (300,190)    (4,650,009)    (4,082,803)
                                                                         ------------   ------------   ------------
Standardized measure discounted future net cash flows                    $  6,001,810   $  4,650,177   $  5,875,253
                                                                         ============   ============   ============

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

        The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                                             2004            2003          2002
Beginning of the year                                                     $4,650,177      $5,875,253   $ 4,377,001
Sales and transfers of oil and gas produced, net of production
  costs                                                                                                         --
Sales of reserves in place                                                                       --             --
Net changes in prices and production costs                                               (1,341,179)     1,498,252
Net changes in income taxes                                                                (113,710)            --
Changes in estimated future development costs, net of current                                               48,303
development costs
Acquisition of minerals in place                                                                                --
Revision of previous estimates                                                                                  --
Changes in production rate and other                                                                            --
Accretion of discount                                                     ----------     ----------     ----------
End of year                                                                6,001,810      4,650,177      5,875,253
                                                                          ==========     ==========     ==========

COMPLETE
Selected Quarterly Financial Data (amounts in thousands, except per share data) (Unaudited):

                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2004        2004               2004              2004          2004
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,893     $ 1,526            $ 3,122          $  2,038      $  8,579
Net Income (loss) before taxes                         $   915     $   273            $   588          $   (207)     $  1,569
Cumulative effect of an accounting change              $    --     $    --            $    --          $     --      $     --
Net Income (loss)                                      $   845     $    --            $  (595)         $   (270)     $    (20)

Earnings (loss) per Common Share
-Basic and Diluted                                     $  0.32     $  0.00            $ (0.23)         $  (0.09)     $  (0.00)

                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2003        2003               2003              2003          2003
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,974     $ 2,942            $ 1,928          $  2,041       $ 8,885
Net Income (loss) before taxes                         $   852     $ 1,906            $   826          $   (124)      $ 3,708
Cumulative effect of an accounting change              $ (264)     $    --            $    --          $     --       $  (264)
Net Income                                             $   588     $ 1,906            $   808          $ (1,046)      $ 2,256

Earnings (loss) per Common Share
-Basic and Diluted                                     $  0.22     $  0.72            $  0.31          $  (0.40)      $  0.85


                                                                                 QUARTER ENDED
                                                                                 -------------

                                                      MARCH 31     JUNE 30       SEPTEMBER 30       DECEMBER 31         TOTAL
                                                          2002        2002               2002              2002          2002
                                                          ----        ----               ----              ----          ----
Total Revenues                                         $ 1,076     $ 1,130            $ 1,047           $ 1,228       $ 4,372
Net Income (loss) before taxes                         $  (160)    $(1.833)           $   (60)          $  (141)      $(1,913)
Cumulative effect of an accounting change              $ 3,516     $    --            $    --           $    --       $    --

Net Income                                             $ 3,516     $(1,370)           $   (60)          $  (209)      $ 1,717

Earnings (loss) per Common Share
-Basic and Diluted                                     $  1.27     $ (0.52)           $ (0.02)          $ (0.09)      $  0.65