Form 10-Q
period 2005-03-31
ISRAMCO INC
filed 2005-05-20
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

                                       or

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

     The number of shares outstanding of the registrant's Common Stock as May 19, 2005 was 2,717,891.

                                      INDEX
                                                                           Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2005 and
          December 31, 2004                                                 1

        Consolidated Statements of Operations for the three months
          ended March 31, 2005 and 2004                                     2

        Consolidated Statements of Cash Flows for the three months
          ended March 31, 2005 and 2004                                     3

        Notes to Consolidated Financial Statements                          4

Item 2. Management's discussion and analysis of financial statements        7

Item 3. Quantitative and Qualitative Disclosures about Market Risk         10

Item 4. Controls and Procedures                                            10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  10

Item 2. Changes in Securities                                              11

Item 3. Defaults upon senior securities                                    11

Item 4. Submission of Matters to a Vote of Security Holders                11

Item 5. Other Information                                                  11

Item 6. Exhibits and Reports on Form 8-K                                   11

Signatures                                                                 12

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


                                           ISRAMCO INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                    (in thousands except for share information)

                                                                                   March 31,         December 31,
                                                                                      2005               2004
                                                                                    -----------      ------------
                                                                                    (Unaudited)        (Audited)
                                        ASSETS
Current assets:
    Cash and cash equivalents                                                       $     1,782       $     2,087
    Marketable securities, at market                                                      6,351             6,203
    Accounts receivable - Trade                                                             537               776
    Prepaid expenses and other current assets                                               249               193
                                                                                    -----------       -----------
              Total current assets                                                        8,919             9,260

Property and equipment (successful efforts method for oil and gas
properties)                                                                               3,372             3,190
Real Estate                                                                               1,887             1,887
Marketable securities, at market                                                          4,986             6,225
Investment in affiliates                                                                 12,696            12,044
Investment in Vessel                                                                      8,978             8,590
Other                                                                                       162               162
                                                                                    -----------       -----------
              Total assets                                                          $    41,000       $    41,358
                                                                                    ===========       ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                           $     1,135       $     1,261
    Credit from Banks                                                                       466               676
    Bank loan                                                                               ---               733
                                                                                    -----------       -----------
              Total current liabilities                                                   1,601             2,670
                                                                                    -----------       -----------
Long -Term Liabilities
Asset Retirement Obligations                                                                321               314
Deferred tax liability                                                                    3,181             2,889
Current portion of long-term bank loan                                                    5,006             4,869
                                                                                    -----------       -----------
              Total Long-Term Liabilities                                                 8,508             8,172
                                                                                    -----------       -----------
              Total Liabilities                                                          10,109            10,842
                                                                                    -----------       -----------
Commitments and contingencies

Shareholder's Equity
    Common stock $.0l par value; authorized 7,500,000 shares;
        issued 2,669,120 shares; outstanding
        2,717,891 at March 31,2005 and 2,639,853 at December 31, 2004                        27                27
    Additional paid-in capital                                                           26,240            26,240
    Retained earnings                                                                     3,472             3,169
    Accumulated other comprehensive income                                                1,316             1,244
    Treasury stock, 29,267 shares at
       March 31, 2004 and December 31, 2004                                                (164)             (164)
                                                                                    -----------       -----------
              Total shareholders' equity                                                 30,891            30,516
                                                                                    -----------       -----------
              Total liabilities and shareholders' equity                            $    41,000       $    41,358
                                                                                    ===========       ===========

                                See notes to the consolidated financial statements.

                                                        -1-


                              ISRAMCO INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except for share information)
                                       (Unaudited)


                                                              Three Months Ended
                                                                 March 31,
                                                      ---------------------------------
                                                          2005                 2004
                                                       -----------         -----------
REVENUES:
         Operator fees from related party              $        18         $        36
         Oil and gas sales                                     845                 834
         Interest income                                       101                 210
         Office services to affiliate and other                183                 195
         Gain on marketable securities                         226                  --
         Equity in net income of investees                     800                 588
         Other income                                           29                  30
                                                       -----------         -----------
Total revenues                                               2,201               1,893
                                                       -----------         -----------

COSTS AND EXPENSES:
         Financial expenses                                     65                   7
         Depreciation, depletion and
           amortization and impairment                         507                 155
         Cost of revenue                                       297                  --
         Accretion expenses                                      4                  11
         Lease operating expenses and
           severance taxes                                     305                 191
         Exploration costs                                      --                  --
         Operator expense                                      223                 219
         General and administrative                            340                 336
         Loss on marketable securities                          --                  59
                                                       -----------         -----------
Total expenses                                               1,741                 978
                                                       -----------         -----------
Income before income taxes                                     460                 915

Income taxes                                                  (156)                (70)
                                                       -----------         -----------
Net income                                             $       304         $       845
                                                       ===========         ===========

Earnings per common share-basic and diluted            $      0.11         $      0.32
                                                       ===========         ===========

Weighted average number of shares
   outstanding-basic and diluted                         2,717,891           2,639,853
                                                       ===========         ===========

                   See notes to the consolidated financial statements.


                                            ISRAMCO INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)
                                                     (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                             2005             2004
                                                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                        $    304         $    845
         Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization                                               507              155
         Accretion expenses                                                                       4               11
         Loss (gain) on marketable securities                                                  (226)              59
         Gain on sale of oil any gas properties
         Equity in net loss (gain) of investees                                                (800)            (588)
         Deferred taxes                                                                         116               56

         Changes in assets and liabilities:
         Accounts receivable                                                                    239              402
         Prepaid expenses and other current assets                                               54               56
         Accounts payable and accrued liabilities                                              (191)             159
                                                                                           --------         --------
         Net cash provided by operating activities                                                9            1,155
                                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Addition to property and equipment                                                  (1,073)            (453)
         Purchase of vessel                                                                   ---             (8,095)
         Purchase of marketable securities                                                   (1,456)          (2,446)
         Proceeds from sale of marketable securities                                          3,023              608
                                                                                           --------         --------
Net cash provided (used in)investing activities                                                 494          (10,386)
                                                                                           --------         --------

Net cash from financing activities:
         Proceeds from bank loan                                                                ---            7,501
         Change in short term credit from bank                                                 (807)
                                                                                           --------         --------
Net cash provided by financing activities                                                      (807)           7,501
                                                                                           --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (305)          (1,730)

Cash and cash equivalents-beginning of year                                                   2,087            2,429
                                                                                           --------         --------
Cash and cash equivalents-end of period                                                    $  1,782         $    699
                                                                                           ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                                          $     65         $      7
                                                                                           ========         ========
         Cash paid during the period for taxes                                             $    ---         $    ---
                                                                                           ========         ========


                                  See notes to the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

As used in these financial statements, the term "Company" refers to Isramco, Inc. and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain re-classification of prior year amounts have been made to conform to current presentation.

Stock-Based Compensation

We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company did not have any compensation expense for the three months periods ended March 31, 2005 and 2004, as there were no options granted in either of the periods and options historically granted were fully vested on the date of grant.

NOTE 2 - VESSEL LEASE

In March 2005, the Company leased its cruise liner Magic 1 under a bareboat lease to a European-based tour operator for $8,000 per day during the period from April 14, 2005 to October 31, 2005. The Operator will bear all maintenance and operating costs.

NOTE 3 - SEGMENT INFORMATION


                                                GEOGRAPHIC SEGMENT
                                                ------------------

                                                       UNITED                       TOTAL                          CONSOLIDATED
                                                       STATES        ISRAEL      OIL AND GAS       VESSEL             TOTAL
                                                       ------        ------      -----------       ------             -----

Identifiable assets at March 31, 2005                  $3,310        $   23         $3,333         $8,978            $ 12,311
Cash and corporate assets                                                                                              28,689
                                                                                                                     --------
                                                                                                                     $ 41,000
Total Assets at March 31, 2004                                                                                       ========

Identifiable assets at December 31, 2004               $3,135        $   59         $3,194         $8,590            $ 11,784
Cash and corporate assets                                                                                              29,754
                                                                                                                     --------
Total Assets at December 31, 2004                                                                                    $ 41,358

Three Months Ended March 31, 2005

Sales and other operating revenue                      $  860        $  153         $1,013            ---            $  1,013
Costs and operating expenses                           $ (565)       $ (228)        $ (793)        $ (567)           $ (1,360)
                                                       ------        ------         ------                           --------
Operating profit                                       $  295        $  (75)        $  220         $ (567)           $   (347)
                                                       ======        ======         ======         ======            ========
Interest Income                                                                                                           101
Financial expenses, net                                                                                                   (65)
General corporate expenses                                                                                               (284)
Gain on marketable securities                                                                                             226
   equity in net Income of investees                                                                                      800
Other income                                                                                                               29
Income Taxes                                                                                                             (156)
                                                                                                                     --------
Net Income from continuing operations                                                                                $    304
                                                                                                                     ========
Three Months Ended March 31, 2004

Sales and other operating revenue                      $  881        $  184         $  ---                           $  1,065
Costs and operating expenses                           $ (328)       $ (226)        $  ---                           $   (565)
                                                       ======        ======         ======                           ========
Operating profit                                       $  542        $  (42)                                         $    500

Interest Income                                                                                                           199
Financial expenses, net                                                                                                    (7)
General corporate expenses                                                                                               (336)
Gain on marketable securities and                                                                                         (59)
   equity in net Income of investees                                                                                      588
Other income                                                                                                               30
Income taxes                                                                                                              (70)
Net Income from continuing operations
                                                                                                                     --------
                                                                                                                     $    845
Net Income from continuing operations                                                                                ========

NOTE 4 - COMPREHENSIVE INCOME

The Company's comprehensive income for the three month period ended March 31, 2005 and 2004 was as follows:

                                                              Three months
                                                             ended March 31,
                                                           2005         2004
                                                           ----         ----
Net Income                                                $  304       $  845
Other comprehensive gain (loss)
-Unrealized gain (loss) on available-for-sale
   securities                                                192          587
-Foreign currency translation adjustments of
   the Israeli Branch and the limited
   partnerships                                             (120)        (236)
                                                          ------       ------
Comprehensive income                                      $  376       $1,196
                                                          ======       ======

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

        During the three months ended March 31, 2005, the Company's consolidated cash and cash equivalents decreased by $305,000 from $2,087,000 at December 31, 2004 to $1,782,000 at March 31, 2005. The decrease in the Company's consolidated cash and cash equivalents is primarily attributable to investments of $648,000 in repairs and maintenance of the Cruise Line Vessel, investments of $425,000 in oil and gas properties and wells in the United States and the purchase of marketable securities in the amount of $1,456,000, offset by net proceeds from the sales of marketable securities in the amount of $3,023,000 and payment of a loan in a sum of $807,000.

        Net cash provided from investing activities for the three month period ended March 31, 2005 was $405,000 as compared to $10,386,000 used during the three month period ended March 31, 2004. Net cash used in investing activities for the three months ended March 1, 2005 was $495,000 as compared to $10,386,000 net cash used during the three months ended March 31, 2004. The net cash used during the three month period ended March 31, 2004 are primarily attributable to the purchase of the vessel for aggregate consideration of $8,095,000. Capital expenditures for property and equipment during the three months ended March 31, 2005 were $1,073,000 compared to $453,000 for the same period in 2004. Capital expenditures in 2005 are primarily attributable to the cost of drilling of a new well in Texas and for repairs of the vessel.

        The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities form working capital.

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

        The Company reported net income of $304,000 ($0.11 per share) for the three-month period ended March 31, 2004 compared to net income of $845,000 ($0.32 per share) for the same period in 2004.

Set forth below is a break-down of these results.

United States

Oil and Gas Revenues (in thousands)

                                           Three Months ended March 31,
                                              2005             2004

Oil Volume Sold (Bbl)                             4               4

Gas Volume Sold (MCF)                           110             132

Oil Sales ($)                                   167             137

Gas Sales ($)                                   640             697

Average Unit Price

Oil ($/Bbl) *                               $ 42.10         $ 32.13

Gas ($/MCF) **                              $  5.80         $  5.27


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

        On February 28, 2005, the Company, on behalf of Isramco Negev 2 LP, issued a Sole Risk notice to the other partners in the Lease to drill a gas well ("Gad 1" well) to a total depth of 2,600 meter (8,350 feet) at a total budget of $13 million. As a result of the Sole Risk notice, the rights of partners who did not respond to the notice was transferred to the partnership such that the right of Isramco Negev 2 LP in the Gad 1 well are 85.103%. In April 2005 a drilling contract was signed and the expected spud-date is September 15, 2005.

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

        The Company joined the drilling of 2 wells in West Texas with 5% Working Interest in each well. The first well was drilled to 13,000 feet and at present the well is under testing. The second well is expected to reach 17,000 feet and at present the well is in drilling phase.

OPERATOR'S FEES

        During the three months ended March 31, 2005, the Company earned $18,000 in operator fees compared to $36,000 respect of the same period in 2004.

OIL & GAS REVENUES

        For the three months ended March 31, 2005, the Company had oil and gas revenues of $845,000 compared to $834,000 for the same period in 2004. The increase in the 2005 period as compared to the same period in 2004 is primarily attributable to increased oil and gas prices.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

        Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the three months ended on March 31, 2005 were $305,000 compared to $191,000 for the same period in 2004. The increase in the 2004 period is primarily attributable to a work over in one of the well.

INTEREST INCOME

        Interest income during the three months ended March 31, 2005 was $101,000 compared to $210,000 for the same period in 2004. The decrease in interest income earned by the company during the three months ended March 31, 2004 compared to the comparable period in 2005 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

        During the three months ended March 31, 2005, the Company recognized net realized and unrealized gain on trading securities of $226,000 compared to net realized and unrealized loss of $59,000 for the same period in 2004.

        Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

OPERATOR EXPENSE

        Operator expenses for the 2005 period were $223,000 compared to $219,000 for the 2004 period.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the three month period ended March 31, 2005 were $340,000 as compared to $336,000 for the same period in 2004.

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the Cruise line vessel.

        During three month ended March 31, 2005, the Company recorded $507,000 compared to $155,000 in the first quarter of 2004. The increase in 2005 compared to 2004 is attributable to depreciation of the Vessel ($260,000) and increase of $92,000 in the depreciation of the wells in the United Stated due to decline in production of the gas wells.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change in these market risks since the end of the fiscal year 2004.

ITEM 4. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recoded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (and Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13 a- 14 c.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including its Chief Executive Officer (and Principal Financial Officer), of the effectiveness of the design and operation of the disclosure controls and procedures. Based of the foregoing, the Company's Chief Executive Officer (and Principal Financial Officer) concluded that the Company's disclosure controls and procedures were effective.

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

On March 2005 the defendants filed notion for summary Judgment in favor of the defendants on the ground that there is no triable issue of any material fact and defendants are entitled to judgment as a matter of law. A hearing date to consider the motion has been set for May 25, 2005.

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


DATE: MAY 20, 2005                                    BY /S/ HAIM TSUFF

                                                      CHAIRMAN OF THE BOARD,
                                                      CHIEF EXECUTIVE
                                                      AND PRINCIPAL
                                                      FINANCIAL OFFICER