Form 10-Q
period 2005-06-30
ISRAMCO INC
filed 2005-08-22
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

                                       or

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

        The number of shares outstanding of the registrant's Common Stock as of August 19, 2005 was 2,717,891.


                                           INDEX


                                                                                    Page
                                                                                   ------
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2005 and December 31, 2004           1

         Consolidated Statements of Operations for the three and six months
         ended June 30, 2005 and 2004                                                 2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2005 and 2004                                                       3

         Notes to Consolidated Financial Statements                                   4

Item 2.  Management's discussion and analysis of Financial Condition and Result
         of Operation                                                                 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  11

Item 4.  Controls and Procedures                                                     11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           11

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of
         Equity Securities                                                           11

Item 3.  Defaults upon senior securities                                             11

Item 4.  Submission of Matters to a Vote of Security Holders                         11

Item 5.  Other Information                                                           12

Item 6.  Exhibits and Reports on Form 8-K                                            12

Signatures                                                                           13

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


                                    ISRAMCO INC. AND SUBSIDIARIES
                                   (A) CONSOLIDATED BALANCE SHEETS
                             (in thousands except for share information)


                                                                         June 30,        December 31,
                                                                           2005             2004
                                                                         --------         --------
                                                                        (Unaudited)      (Audited)
                                               ASSETS
Current assets:
         Cash and cash equivalents                                          1,566            2,087
         Marketable securities, at market                                   6,581            6,203
         Accounts receivable - Trade                                          601              776
         Prepaid expenses and other current assets                            318              193
                                                                         --------         --------
         Total current assets                                               9,066            9,260

Property and equipment (successful efforts method for oil and gas
properties)                                                                 3,594            3,190
Real Estate                                                                 1,887            1,887
Marketable securities, at market                                            3,504            6,225
Investment in affiliates                                                   11,710           12,044
Investment in Vessel                                                        9,120            8,590
Other                                                                         162              162
                                                                         --------         --------
                  Total assets                                             39,044           41,358
                                                                         ========         ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                              1,539            1,261
         Credit from Bank                                                     436              676
         Bank Loan                                                            992              733
                                                                         --------         --------
Total current liabilities                                                   2,967            2,670

Long Term Liabilities

Asset retirement obligations                                                  329              314
Deferred tax liability                                                      2,568            2,989
Current portion of long-term bank loan                                      3,774            4,869
                                                                         --------         --------
Total Long Term Liabilities                                                 6,671            8,172

Commitments, contingencies and other matters
Common stock $.0l par value; 7,500,000 authorized
     shares; 2,747,158 issued shares; 2,717,891
     shares outstanding at June 30, 2005 and 2,639,853
     shares outstanding at December 31,2004                                    27               27
Additional paid-in capital                                                 26,240           26,240
Retained earnings                                                           2,876            3,169
Accumulated other comprehensive income (loss)                                 427            1,244
Treasury stock, 29,267 shares at
         June 30, 2005 and December 31, 2004                                 (164)            (164)
                                                                         --------         --------
Total shareholders' equity                                                 29,406           30,516
                                                                         --------         --------
                  Total liabilities and shareholders' equity             $ 39,044         $ 41,358
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


                                         ISRAMCO INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands except for share information)
                                                  (Unaudited)


                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                   ---------------------------     ---------------------------
                                                      2005             2004           2005            2004
                                                   -----------     -----------     -----------     -----------
REVENUES:
         Operator fees from related party          $        18     $        36     $        36     $        72
         Oil and gas sales                                 672             778           1,517           1,612
         Revenue from Vessel                               568              --             568              --
         Interest income                                    55             203             156             413
         Office services to affiliate and other            273             193             456             388
         Gain on Marketable securities                      --               9             219               9
         Equity in net income of Investees                  --             267             389             855
         Other Income                                       35              40              64              70
                                                   -----------     -----------     -----------     -----------
Total revenues                                     $     1,621     $     1,526     $     3,405     $     3,419
                                                   -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
         Financial expenses                                 91              45             156              52
         Cost of revenues                                  444             195             741             195
         Depreciation, depletion
         Amortization and impairment                       323             156             830             311
         Accretion expenses                                 15              11              19              22
         Lease operating expenses and
         severance taxes                                   320             241             625             432
         Exploration costs                                 160              --             160              --
         Operator expense                                  139             125             362             344
         General and administrative                        463             480             803             816
         Loss on marketable securities                       7              --              --              59
         Equity in net loss of Investees                   411              --              --              --
                                                   -----------     -----------     -----------     -----------
Total expenses                                           2,373           1,253           3,698           2,231
                                                   -----------     -----------     -----------     -----------
Income (loss) before income taxes                         (752)            273            (293)          1,188

Income taxes                                               156            (273)                           (343)
                                                   -----------     -----------     -----------     -----------
Net income (loss)                                  $      (596)    $        --     $      (293)    $       845
                                                   ===========     ===========     ===========     ===========

Earnings (loss) per common share -
  basic and diluted                                $     (0.22)    $        --     $     (0.11)    $      0.32
                                                   ===========     ===========     ===========     ===========

Weighted average number of shares
   Outstanding - basic and diluted                   2,717,891       2,639,853       2,717,891       2,639,853
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

                                                      -2-


                                              ISRAMCO INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                       (Unaudited)


                                                                                        Six Month Ended June 30,
                                                                                -----------------------------------------
                                                                                     2005                       2004
                                                                                  -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        (293)                      845
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion amortization and impairment                                       830                       311
Accretion expense                                                                          19                        22
Loss (gain) on marketable securities                                                     (219)                       50
Interest on loan                                                                           --                        22
Equity in net loss (gain) of investees                                                   (389)                     (855)
Deferred taxes                                                                             --                       186
Changes in assets and liabilities:
Accounts receivable                                                                       176                      (115)
Prepaid expenses and other current assets                                                (124)                      450
Accounts payable and accrued liabilities                                                  276                       622
                                                                                  -----------               -----------
Net cash provided by operating activities                                                 276                     1,538
                                                                                  -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Addition to property and equipment                                            (1,768)                     (541)
Proceed from sale of other investment                                                      --                       609
Purchase of Vessel                                                                         --                    (9,151)
Purchase of marketable securities                                                      (2,150)                   (3,622)
Proceeds from sale of marketable securities                                             4,197                     3,063
                                                                                  -----------               -----------
Net cash provided  (used) in investing activities                                         279                    (9,642)
                                                                                  -----------               -----------
Net cash provided by financial activities
Proceed from Bank loan                                                                     --                     7,500
Repayment of loan                                                                        (236)                       --
Change in short term credit from banks                                                   (840)                       --
                                                                                  -----------               -----------
Net cash provided (used) by financial activities                                       (1,076)                    7,500
                                                                                  -----------               -----------
Net increase (decrease) in cash and cash equivalents                                     (521)                     (604)
Cash and cash equivalents-beginning of period                                           2,087                     2,429
                                                                                  -----------               -----------
Cash and cash equivalents-end period                                              $     1,566               $     1,825
                                                                                  ===========               ===========


                                   See notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

As used in these financial statements, the terms "Company" and "Isramco" refer to Isramco, Inc. and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results presented for the interim periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

STOCK-BASED COMPENSATION

We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Isramco did not have any compensation expense for the six months ended June 30, 2005 and 2004, as there were no options granted in either of the periods and options historically granted were fully vested on the date of grant.

NOTE 2 - VESSEL LEASE

In March 2005, Magic 1 Cruise Line Corp., a wholly owned subsidiary of the Company, entered into a bareboat lease with a European-based tour operator pursuant to which it leases its cruise liner Magic 1 for $8,000 per day during the period from April 14, 2005 to October 31, 2005. The operator will bear all maintenance and operating costs.

NOTE 3 - SEGMENT INFORMATION

                                                         United                   Total Oil                  Consolidated
                                                         States        Israel      and gas       Vessel          Total
                                                        --------      --------    ---------     --------     ------------
Identifiable assets at June 30, 2005                    $  3,250      $     50    $   3,570     $  8,947     $     12,690
Cash and corporate assets                                                                                    $     26,354
                                                                                                             ------------
                                                                                                                   39,044
Total Assets at June 30, 2005                                                                                ============

Identifiable assets at December 31, 2004                $  3,135      $     59    $   3,194     $  8,590     $     11,784
Cash and corporate assets                                                                                    $     29,574
                                                                                                             ------------
Total Assets at December 31, 2004                                                                            $     41,358
                                                                                                             ============
Six Months Ended June 30, 2005

Sales and other operating revenue                       $  1,609      $    400    $   2,009     $    568     $      2,577
Costs and operating expenses                            $ (1,115)     $   (372)   $  (1,487)    $ (1,252)    $     (2,739)
                                                        --------      --------    ---------     --------     ------------
Operating profit                                        $    494      $     28    $     522     $   (684)    $       (162)
                                                        ========      ========    =========     ========
Interest Income                                                                                                       156
Financial expenses, net                                                                                              (156)
General corporate expenses                                                                                           (803)
Gain on marketable securities
  and equity in net income of investees                                                                               608
Other income                                                                                                           64
Income Taxes                                                                                                           --
                                                                                                             ------------
Net loss                                                                                                             (293)
                                                                                                             ============

Six Months Ended June 30, 2004

Sales and other operating revenue                       $  1,704      $    368    $   2,072           --     $      2,072
Costs and operating expenses                            $   (765)     $   (344)   $  (1,109)          --     $     (1,109)
                                                        --------      --------    ---------     --------     ------------
Operating profit                                        $    939      $     24    $     963                  $        963
                                                        ========      ========    =========     ========
Financial Income, net                                                                                                 361
General corporate expenses                                                                                           (816)
Loss on marketable securities and
  equity in net income of investees                                                                                   805
Other expenses                                                                                                       (125)
Income Taxes                                                                                                         (343)
                                                                                                             ------------
                                                                                                             $        845
Net Income                                                                                                   ============


                                                         United                   Total Oil                  Consolidated
                                                         States        Israel      and gas       Vessel          Total
                                                        --------      --------    ---------     --------     ------------
Three Months Ended June 30, 2005

Sales and other operating revenue                            749           247          996          568            1,564
Costs and operating expenses                                (574)         (134)        (708)        (683)          (1,391)
                                                        --------      --------    ---------     --------     ------------
Operating profit                                             175           113          288         (115)             173
                                                        ========      ========    =========     ========
Interest Income                                                                                                        55
Financial Income, net                                                                                                 (91)
General corporate expenses                                                                                           (506)
Loss on marketable securities                                                                                          (7)
Equity in net loss of investees                                                                                      (411)
Other income                                                                                                           35
Income taxes                                                                                                          156
                                                                                                             ------------
Net loss                                                                                                             (596)
                                                                                                             ============
Three Months Ended June 30, 2004

Sales and other operating revenue                       $    823      $    184    $   1,007           --     $      1,007
Costs and operating expenses                            $   (408)     $   (125)   $    (533)          --     $       (533)
                                                        --------      --------    ---------     --------     ------------
Operating profit                                        $    415      $     59    $     474           --     $        474
                                                        ========      ========    =========     ========
Financial Income, net                                                                                                 158
General corporate expenses                                                                                           (480)

Gain (Loss) on marketable securities                                                                                    9
Equity in net income of investees                                                                                     267
Income Taxes                                                                                                         (273)
Other expenses (net)                                                                                                 (155)
                                                                                                             ------------
Net income                                                                                                             --
                                                                                                             ============

NOTE 4 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the six month period ended June 30, 2005 and 2004 was as follows:

                                                          Six months
                                                        ended June 30,
                                                   2005                2004
                                                   ----                ----
Net income (loss)                              $       (596)       $        845
Other comprehensive gain (loss)
  available-for-sale securities                        (340)                480
  foreign currency translation adjustments             (477)               (183)
                                               ------------        ------------
Comprehensive income (loss)                          (1,413)       $      1,142
                                               ============        ============

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS.

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

        The decrease in the Company's consolidated cash and cash equivalents of $520,000 from $2,087,000 at December 31, 2004 to $1,567,000 at June 30, 2005, is
primarily attributable to investment in oil and gas wells in Texas and in the cruise line Vessel.

        Net cash provided from investing activities for the six-month period ended June 30, 2005 was $452,000 compared to $9,642,000 used during the six-month period ended June 30, 2004. The cash used in 2004 was used for the purchase of the Magic 1 cruise liner.

        Capital expenditures for property and equipment during the six months ended June 30, 2005 were $1,595,000 compared to $9,692,000 for the same period in 2004. Capital expenditures are primarily attributable to investments in the Magic 1 cruise liner and in oil and gas wells in Texas.

        The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

        Six Months Ended June 30, 2005 (the "2005 Period") compared to the six months ended June 30, 2004 (the "2004 Period") and the three months ended June 30, 2005 compared to the three months June 30, 2004.

        The Company reported a net loss of $293,000 ($(0.11 per share) for the six-month period ended June 30, 2005 compared to net income of $845,000 ($0.32 per share) for the same period in 2004. The decrease in the net income for the six month ended June 30, 2005 compared to the six month ended June 30, 2004 is attributable to the following: i) a decrease in the net income of investees from $855,000 during the 2004 Period to $389,000 during the 2005 Period, ii) a decrease in oil and gas sales from $1,612,000 during the 2004 Period to $1,517,000 during the 2005 Period and iii) aggregate costs of $1,252,000 incurred during the 2005 Period in connection with the maintenance and operation of the cruise liner. As the cruise liner was purchased in March 2005, there were no maintenance and operating expenses relating to the cruise liner that were recorded during the corresponding periods in 2004.

Set forth below is a break-down of these results:


United States

Oil and Gas Revenues (in thousands)

                              Three Months ended June 30,          Six Months ended June 30,
                                2005             2004                2005             2004
Oil Volume Sold (Bbl)            3.2                5                 7.1              9.2

Gas Volume Sold (MCF)             85              124                 195              256

Oil Sales ($)                    158              180                 325              316

Gas Sales ($)                    541              600               1,181            1,298

Average Unit Price

Oil ($/Bbl) *                 $46.64           $35.89              $45.45           $34.17
                              $ 6.38           $ 4.85              $ 6.05           $ 5.07
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

        On February 28, 2005, the Company, on behalf of Isramco Negev 2 LP ("Negev 2"), a lease participant and as affiliate of the Company, issued a Sole Risk notice to the other partners in the lease to drill a gas well ("Gad 1" well) to a total depth of 2,600 meter (8,350 feet) at a total budget of $13 million. As a result of the Sole Risk notice, the rights of partners who did not respond to the notice was transferred to Negev 2 such that its rights in the Gad 1 well increased to85.103%. In April 2005 a drilling contract was signed and the expected spud-date is October 15, 2005.

        In May 2005, Negev 2. signed a letter of intent to sell 30% working interests in the Gad 1 well to Palace Petroleum Corp. As of the date of this report, no definitive agreement has been signed.

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

        During the six month period ended June 30, 2005 the Company invested in two wells (vaquero No. 1 and vaquero No. 2) on the Welder Ranch property in Victoria Country, Texas. The Company holds 5% working interests in the two wells.

        The Vaquero 1 was drilled during the first quarter of 2005 and has a current gas production of 1.5 MMCF/day and 34 Barrels / day of condensate.

        The Vaquero 2 was drilled during the second quarter of 2005 and a current gas production of 2.4 MMCF/day and 36 Barrels/day of condensate.

OPERATOR'S FEES

        During the 2005 Period, the Company earned $36,000 in operator fees compared to $72,000 for the 2004 Period and $18,000 for the three months ended June 30, 2005 compared to $36,000 for the comparable period in 2004. The decrease in 2005 Period and for the three months ended June 2005 compared to the same periods in 2004 is primarily attributable to a decrease in the activity in the offshore licenses.

OIL & GAS REVENUES

        During the 2005 Period, the Company had oil and gas revenues of $1,517,000 compared to $1,612,000 for the 2004 Period and $672,000 for the three months ended June 30, 2004 compared to $778,000 for the comparable period in 2004. The decrease in the 2005 Period and for the three months ended June 2005 compared to the same period in 2004 is primarily attributable to the decline in the gas production of the Company's wells.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

        Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2005 Period were $625,000 compared to $432,000 for the 2004 Period and $320,000 for the three months ended June 30, 2005 compared to $241,000 for the comparable period in 2004. The increase in the 2005 period and for the three months ended June 2005 is primarily attributable to a workover in one of the wells in Texas.

OIL AND GAS EXPLORATION COSTS

        During the 2005 Period the Company incurred expenses for exploration costs in the amount of $160,000. These costs were related to a participation of 15% working Interests in two dry-holes in Texas.

INTEREST INCOME

        Interest income in respect of the 2005 Period was $156,000 compared to $413,000 for the 2004 Period and $55,000 in respect of the three months ended June 30, 2005 compared to $203,000 for the same period in 2004.

GAIN (LOSS) ON MARKETABLE SECURITIES

        During the 2005 Period, the Company recognized a net realized and unrealized loss on trading securities of $219,000 compared to gain of $9,000 for the 2004 Period and loss of $7,000 for the three months ended June 30, 2005 compared to gain of $267,000 for the same period in 2004.

        Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

EQUITY IN NET INCOME OF INVESTEE - AFFILIATES

        The Company's equity in the net income of investees for the 2005 Period was 389,000 compared to its equity in net income of $855,000 for the 2004 Period and loss of $411,000 in respect of the three months ended June 30, 2005 compared to gain of 267,000 for the same three month period in 2004. The decrease is primarily attributable to decline in the market value of the marketable securities held by Negev 2 and IOC Dead Sea LP, investee - affiliates of the Company.

OPERATOR EXPENSE

        Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2005 Period were $362,000 compared to $344,000 for the 2004 Period and $139,000 for the three months ended June 30, 2004 compared to 125,000 for the corresponding period in 2004

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the 2004 Period were $803,000 compared to $816,000 for the 2004 Period and $463,000 for the three months ended June 30, 2005 compared to $480,000 for the same period in 2004.

CRUISE LINE VESSEL REVENUES

        During the 2005 period the Company earned $568,000 from leasing the cruise line Vessel. The lease began in April 14, 2005 and is scheduled to expire in October 31, 2005.

CRUISE LIVE VESSEL EXPENSES

        Cruise Line vessel expenses for the 2005 period were $741,000 and $444,000 for the three months ended June 30, 2005. The expenses are primarily attributable to maintenance, repairs and payroll. There were no crusie liner related expenses for the comparable periods in 2004.

DEPRECIATION, DEPLETION AND AMORTIGATION

        Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the cruise line. During the 2005 period, the Company recorded the amount of $830,000 compared to $311,000 for the 2004 period and 323,000 for the three months ended June 2005 compared to $156,000 for the comparable period in 2004. The increase is 2005 the period and for the three months is primarily attributable to the depreciation of the vessel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change in these market risks since the end of the fiscal year 2004.

ITEM 4. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recoded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (and Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13 a- 14 c.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including its Chief Executive Officer (and Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the disclosure controls and procedures. Based of the foregoing, the Company's Chief Executive Officer (and Principal Financial and Accounting Officer) concluded that the Company's disclosure controls and procedures were effective.

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


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

        On March 2005 the defendants filed notion for summary Judgment on the grounds that there are no triable issues of any material fact and defendants are entitled to judgment as a matter of law. A Hearing date to consider the motion has been scheduled for November 28, 2005.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on June 15, 2005. The following matters were voted on: (1) Election of Directors and (2) Appointment of Auditors. The vote tally was as follows:

        (1) Proposal to Elect Directors to Serve until the 2005 Annual Meeting of Stockholders.

                                              FOR            WITHHELD
                                         --------------    ------------
              Haim Tsuff                   2,650,995          4,223

              Jackob Maimon                2,653,095          2,123

              Amir Mireskandari            2,653,795          1,423

              Max Pridgeon                 2,653,695          1,523

              Donald D. Lovell             2,653,795          1,423

        (2) Proposal to ratify the appointment of Malone & Bailey, PC as the Company's auditors for the year ending December 31, 2005.

            FOR          AGAINST       ABSTAIN        BROKER NON-VOTE

            2,651,560    3,226         632            0

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

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

                                          ISRAMCO, INC.




DATE: AUGUST 22, 2005                     BY /S/ HAIM TSUFF
                                          --------------------------------------
                                          CHIEF EXECUTIVE OFFICER (AND PRINCIPAL
                                          FINANCIAL AND ACCOUNTING OFFICER)