Form 10-Q
period 2005-09-30
ISRAMCO INC
filed 2005-11-14
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    CHECK ONE

    |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the quarterly period ended September 30, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes |_| No |X|

The number of shares outstanding of the registrant's Common Stock as of November 11, 2005 was 2,717,891.

                         PART I - FINANCIAL INFORMATION:




                                                                           Page

Item 1. Financial Statements                                               (ii)

      Consolidated Balance Sheets at September 30, 2005 and
      December 31, 2004                                                      1

      Consolidated Statements of Operations for the three and
      nine months ended September 30, 2005 and 2004                          2

      Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2005 and 2004                                      3

      Notes to Consolidated Financial Statements                             4

Item 2. Management's discussion and analysis of financial statements         7

Item 3. Quantitative and Qualitative Disclosures about Market Risk          11

Item 4. Controls and Procedures                                             11

PART II. OTHER INFORMATION                                                  11

Item 1. Legal Proceedings                                                   11

Item 2. Changes in Securities & Use of Proceeds                             11

Item 3. Defaults upon senior securities                                     11

Item 4. Submission of Matters to a Vote of Security Holders                 11

Item 5. Other Information                                                   11

Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                  12

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

                                      (ii)

                                          ISRAMCO INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                   (in thousands except for share information)


                                                                                  September 30,     December 31,
                                                                                      2005              2004
                                                                                   ----------        ----------
                                                                                  (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                 $    1,609        $    2,087
         Marketable securities, at market                                               6,512             6,203
         Accounts receivable - Trade                                                      683               776
         Prepaid expenses and other current assets                                        425               193
                                                                                   ----------        ----------
         Total current assets                                                           9,230             9,260

Property and equipment (successful efforts method for oil and gas
properties)                                                                             3,640             3,190
Real Estate                                                                             1,887             1,887
Marketable securities, at market                                                        4,146             6,225
Investment in affiliates                                                               12,792            12,044
Investment in Vessel                                                                    8,821             8,590
Other                                                                                     162               162
                                                                                   ----------        ----------
                  Total assets                                                     $   40,679        $   41,358
                                                                                   ==========        ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                                     $    1,978        $    1,261
         Credit from Bank                                                               1,215               676
         Bank Loan                                                                         --               733
                                                                                   ----------        ----------
Total current liabilities                                                               3,193             2,670

Long Term Liabilities

Asset retirement obligations                                                              350               314
Deferred tax liability                                                                  2,853             2,989
Current portion of long-term bank loan                                                  3,525             4,869
                                                                                   ----------        ----------
Total Long Term Liabilities                                                             6,728             8,172

Commitments, contingencies and other matters
Common stock $.0l par value; 7,500,000 authorized
                shares; 2,747,158 issued shares; 2,717,891
                shares outstanding at September 30, 2005 and 2,639,853
                shares outstanding at December 31, 2004                                    27                27
Additional paid-in capital                                                             26,240            26,240
Retained earnings                                                                       3,069             3,169
Accumulated other comprehensive income (loss)                                           1,586             1,244
Treasury stock, 29,267 shares at
                September 30, 2005 and December 31, 2004                                 (164)             (164)
                                                                                   ----------        ----------
Total shareholders' equity                                                             30,757            30,516
                                                                                   ----------        ----------
                        Total liabilities and shareholders' equity                 $   40,679        $   41,358
                                                                                   ==========        ==========
See notes to the consolidated financial statements.

                                                       -1-

                                             ISRAMCO INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands except for share information)
                                                      (Unaudited)


                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                           --------------------------     ---------------------------
                                                              2005            2004            2005            2004
                                                           -----------    -----------     -----------     -----------
REVENUES:
         Operator fees from related party                           18             36              54             108
         Oil and gas sales                                         775            836           2,292           2,448
         Interest income                                           164            159             320             572
         Office services to affiliate and other                    130            192             586             580
         Gain on Marketable securities                             124             13             343             ---
         Equity in net income of investees                       1,182             71           1,571             926
         Other Income                                              172             28             236              98
         Magic 1 vessel revenues                                   736          1,809           1,304           1,809
                                                           -----------    -----------     -----------     -----------
                                                                 3,301          3,144           6,706           6,541
                                                           -----------    -----------     -----------     -----------
COSTS AND EXPENSES:
         Financial expenses                                         57             65             213             117
         Cost of revenues of vessel                                201          1,082             942           1,277
         Depreciation, depletion and
           amortization                                            542            361           1,372             672
         Accretion expenses                                         29             12              48              34
         Lease operating expenses and
           severance taxes                                         499            374           1,124             806
         Exploration costs                                         ---            ---             160              --
         Operator expense                                          133            250             495             594
         General and administrative                                498            412           1,301           1,228
         Loss on marketable securities                             ---            ---             ---              37
                                                           -----------    -----------     -----------     -----------
Total expenses                                                   1,959          2,534           5,655           4,765
                                                           -----------    -----------     -----------     -----------
Income (loss) before income taxes                                1,342            588           1,051           1,776

Income taxes                                                      (350)        (1,183)           (350)         (1,526)
                                                           -----------    -----------     -----------     -----------
Net income (Loss)                                          $       992    $      (595)    $       701     $       250
                                                           ===========    ===========     ===========     ===========

Earnings per common share:
  Basic                                                    $      0.36    $     (0.23)    $      0.26     $      0.09
  Diluted                                                         0.36          (0.23)           0.26            0.09
Weighted average number of shares outstanding:
  Basic                                                      2,717,891      2,639,853       2,717,891       2,639,853
  Diluted                                                    2,717,891      2,639,853       2,717,891       2,639,853


See notes to the consolidated financial statements.

                                                          -2-

                                    ISRAMCO INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (Unaudited)


                                                                  Nine Months Ended September 30,
                                                                -----------------------------------
                                                                    2005                  2004
                                                                   ------                ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $       701          $       250
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion and amortization                               1,376                  672
Accretion expense                                                         --                   34
Loss (gain) on marketable securities                                    (393)                  37
Equity in net loss (gain) of investees                                (1,570)                (926)
Deferred taxes                                                           100                1,240
Changes in assets and liabilities:
Accounts receivable                                                       93                 (571)
Prepaid expenses and other current assets                               (231)                  30
Accounts payable and accrued liabilities                                 715                  313
                                                                 -----------          -----------
Net cash provided by operating activities                                791                1,079
                                                                 -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                    (2,021)                (702)
Proceed from sale of other investment                                     --                  609
Purchase of Vessel                                                        --               (8,273)
Purchase of marketable securities                                     (2,177)              (4,202)
Proceeds from sale of marketable securities                            4,467                4,482
                                                                 -----------          -----------
Net cash provided (used) in investing activities                         269               (8,086)
                                                                 -----------          -----------
Net cash provided by financial activities
Proceeds from Bank loan                                                   --                7,035
Repayment of loan                                                     (1,538)                  --
                                                                 -----------          -----------
Net cash provided used by financial activities                        (1,538)               7,035
                                                                 -----------          -----------
NET INCREASE (Decrease) IN CASH AND CASH EQUIVALENTS                    (478)                  28
Cash and cash equivalents-beginning of year                            2,087                2,429
                                                                 -----------          -----------
Cash and cash equivalents-end period                             $     1,609          $     2,457
                                                                 ===========          ===========
Supplemental disclosures:
  Cash paid for interest                                         $       213          $       117
  Cash paid for income taxes                                              --                   97

See notes to the consolidated financial statements.

                                                 -3-

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

STOCK-BASED COMPENSATION

We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Isramco did not have any stock-based compensation expense for the nine months ended September 30, 2005 and 2004, as there were no options granted in either of the periods and options historically granted were fully vested on the date of grant.

NOTE 2 - VESSEL LEASE

In March 2005, Magic 1 Cruise Line Corp., a wholly owned subsidiary of the Company, entered into a bareboat lease with a European-based tour operator pursuant to which it leased its cruise liner Magic 1 for $8,000 per day during the period from April 14, 2005 to October 31, 2005. Under such agreement all maintenance and operating costs associated with the vessel were borne by the operator.

NOTE 3 - SEGMENT INFORMATION

The Company's operations involve two industry segments - the exploration, development and production of oil and natural gas and holding and leasing its cruise line vessel. Its current oil and gas activities are concentrated in the United States and Israel.

                                                         United                   Total Oil                  Consolidated
                                                         States        Israel      and gas       Vessel          Total
                                                        --------      --------    ---------     --------     ------------
Identifiable assets at September 30, 2005               $  3,583      $     66    $   3,639     $  8,821     $     12,470
Cash and corporate assets                                                                                          28,209
                                                                                                             ------------
Total Assets at September 30, 2005                                                                           $     40,679
                                                                                                             ============

Identifiable assets at December 31, 2004                $  3,135      $     59    $   3,194     $  8,590     $     11,784

Cash and corporate assets                                                                                          29,574
                                                                                                             ------------
Total Assets at December 31, 2004                                                                            $     41,358
                                                                                                             ============

Nine Months Ended September 30, 2005

Sales and other operating revenue                       $  2,428      $    504    $   2,932     $  1,304     $      4,236
Costs and operating expenses                            $ (1,816)     $   (558)   $  (2,374)    $ (1,767)          (4,156)
                                                        --------      --------    ---------     --------     ------------
Operating profit                                        $    612      $    (54)   $     558     $   (463)              95
                                                        ========      ========    =========     ========     ============

Financial income, net                                                                                                 107
General corporate expenses                                                                                         (1,301)
Gain on marketable securities                                                                                         343
equity in net income of investees                                                                                   1,571
Other income                                                                                                          236
Income Taxes                                                                                                         (350)
                                                                                                             ------------
Net Income                                                                                                   $        701
                                                                                                             ============

Nine Months Ended September 30, 2004

Sales and other operating revenue                       $  2,584      $    552    $   3,136     $  1,809     $      4,945
Costs and operating expenses                              (1,288)         (611)   $  (1,899)    $  1,483     $     (3,382)
                                                        --------      --------    ---------     --------     ------------
Operating profit                                        $  1,296      $    (59)   $   1,237     $    326     $      1,563
                                                        ========      ========    =========     ========     ============
Financial Income, net                                                                                                 455
General corporate expenses                                                                                         (1,131)
Loss on marketable securities                                                                                         (37)
Equity in net income of investees                                                                                     926
Income Taxes                                                                                                       (1,526)
                                                                                                             ------------
                                                                                                             $        250
Net Income                                                                                                   ============

Three Months Ended September 30, 2005

Sales and other operating revenue                       $    819      $    104    $     923     $    736     $      1,659
Costs and operating expenses                                (700)         (186)        (886)        (530)          (1,416)
                                                        --------      --------    ---------     --------     ------------
Operating profit                                        $    119      $     82    $      37     $    206              243
                                                        ========      ========    =========     ========     ============
Financial Income, net                                                                                                 107
General corporate expenses                                                                                           (486)
Gain on marketable securities                                                                                         124
Equity in net loss of investees                                                                                     1,182
Other income                                                                                                          172
Income taxes                                                                                                         (250)
                                                                                                             ------------
Net Income                                                                                                   $      1,092
                                                                                                             ============

Three Months Ended September 30, 2004

Sales and other operating revenue                       $    880      $    184    $   1,064     $  1,809     $      2,873
Costs and operating expenses                                (523)         (267)        (790)      (1,287)          (2,077)
                                                        --------      --------    ---------     --------     ------------
Operating profit                                        $    357      $    (83)   $     274     $    522              796
                                                        ========      ========    =========     ========     ============
Financial Income, net                                                                                                  92
General corporate expenses                                                                                           (412)
Gain (Loss) on marketable securities                                                                                   13
Equity in net income of investees                                                                                      71
Income Taxes                                                                                                           28
Other expenses (net)                                                                                               (1,183)
                                                                                                             ------------
Net income (loss)                                                                                                    (595)
                                                                                                             ============

NOTE 4 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the nine-month periods ended September 30, 2005 and 2004 were as follows (in thousands):

                                                        Nine months ended
                                                          September 30,
                                                     2005             2004
                                                     ----             ----
Net income (loss)                                 $     701        $     250
Other comprehensive gain (loss)
  available-for-sale securities                          84              415
  foreign currency translation adjustments             (543)            (158)
                                                  ---------        ---------
Comprehensive income (loss)                       $     242        $     507
                                                  =========        =========

NOTE 5 -- SUBSEQUENT EVENT

On November 1, 2005, Jay Petroleum LLC, a wholly owned subsidiary of the Company, ("Jay") purchased from Ness Energy International Inc., an oil and gas company based in Texas, 15% working interests in certain Barnett Shale acreage in Parker County, north central Texas, for a purchase price of $2.1 million. The purchase was financed from cash generated by the sale of marketable securities held by the Company. In addition, under the agreement Jay has the right to participate for up to 40% working interest in any well that will be drilled by Ness in shallower formations from the surface to the top of the Barnett Shale. About 80 locations for new development wells in the Barnet Shale have been so far identified in this acreage based on 3D seismic survey.

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

CRITICAL ACCOUNTING POLICIES

In response to the Release No. 33-8040 of the Securities and Exchange Commission, "Cautionary Advice Regarding Disclosure And Critical Accounting Policies," the Company identified the accounting principles which it believes are most critical to the reported financial status by considering accounting policies that involve the most complex of subjective decisions or assessments.

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

The decrease in the Company's consolidated cash and cash equivalents of $478,000 from $2,087,000 at December 31, 2004 to $1,609,000 at September 30, 2005, is
primarily attributable to investments in oil and gas wells in Texas and in the cruise line Vessel.

Net cash provided from investing activities for the nine-month period ended September 30, 2005 was $ 269,000 compared to $8,086,000 used during the nine-month period ended September 30, 2004. The cash used in 2004 was primarily for the purchase of the Magic 1 cruise liner.

Capital expenditures for property and equipment during the nine months ended September 30, 2005 were $2,021,000 compared to $702,000 for the same period in 2004. Capital expenditures are primarily attributable to investments in the Magic 1 cruise liner and in drilling of oil and gas wells in Texas.

The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

On November 1, 2005, Jay Petroleum, LLC, a wholly owned subsidiary purchased a 15% working interest in certain oil and gas acreage in North Central Texas, for a purchase price of $2.1 million. The purchase, which is discussed further below in "Summary of Exploration Efforts in the United States," was made from internal cash resources generated from sale of marketable securities held by the Company.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 (THE "2005 PERIOD") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (THE "2004 PERIOD") AND THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

The Company reported a net profit of $701,000 ($0.26 per share) for the nine-month period ended September 30, 2005 compared to net income of $250,000 ($0.09 per share) for the same period in 2004. The increase in the net income for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is attributable to the following:

        i) increase in equity in net income of Investee from $926,000 in 2004 Period to $1,574,000 in 2005 Period;
        ii) decrease in income taxes from $1,526,000 in 2004 Period to $160,000 in 2005 period;
        iii) increase in the net loss of the Vessel from $526,000 in 2004 period to $760,000 in 2005 Period; and
        iv) decrease in oil and gas sales in 2005 compared to 2004 due to decline of the gas production of the Company wells.

Set forth below is a break-down of these results:

United States

Oil and Gas Revenues (in thousands)

                           Three Months ended September 30,      Nine Months ended September 30,
                                2005             2004                2005              2004
Oil Volume Sold (Bbl)            5.1              4.6                12.2               14

Gas Volume Sold (MCF)            90               110                 285              366

Oil Sales ($)                    258              184                 583              500

Gas Sales ($)                    554              641               1,735            1,940

Average Unit Price

Oil ($/Bbl) *                 $  50.5          $ 39.43            $ 47.70          $ 35.93
                              $  6.15          $  5.81            $  6.08          $  5.29
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

On February 28, 2005, the Company, on behalf of Isramco Negev 2 LP ("Negev 2"), a lease participant and an affiliate of the Company, issued a Sole Risk notice to the other partners in the lease to drill a gas well ("Gad 1" well) to a total depth of 2,600 meter (8,350 feet) at a total budget of $13 million. As a result of the Sole Risk notice, the rights of partners who did not respond to the notice were transferred to Negev 2 such that its rights in the Gad 1 well increased to 85.103%.

In August and September 2005, Negev 2 transferred 40% working interests in the Gad 1 well to -third Parties. On September 25, 2005 the Gad 1 well was spudded. The updated total Budget of the well is $ 19.5 million (including production tests, If performed)

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas exploration and production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2004 are approximately 140,000 net barrels of proved developed producing oil and 2,011 MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas wells owned by Jay Petroleum.

During the nine-month period ended September 30, 2005 the Company participated in the drilling of two wells (Vaquero #1 and Vaquero #2) on the Welder Ranch property in Victoria Country, Texas. The Company holds 5% working interests in each of the two wells. The Company invested $ 801,000 in the drilling of Vaquero 1 and 2. Both of the wells start to produce gas.

On November 2, 2005 Jay Petroleum purchased 15% working Interests in 12,000 Barnett shale acreages in Parker County in north central Texas, for a purchase price of $2.1 million. About 80 locations, for new development well, have been identified in the Barnett shale acreage, based on 3D seismic survey. In addition, Jay Petroleum has the right to participate for up to 40% working Interests in any well that will be drilled in formations shallower than the Barnett shale.

OPERATOR'S FEES

During the 2005 Period, the Company earned $54,000 in operator fees compared to $108,000 for the 2004 Period and $18,000 for the three months ended September 30, 2005 compared to $36,000 for the corresponding periods in 2004. The decrease in 2005 Period and for the three months ended September 30, 2005 compared to the same periods in 2004 is primarily attributable to a decrease in the activity in the Israeli offshore licenses.

OIL & GAS REVENUES

During the 2005 Period, the Company had oil and gas revenues of $2,292,000 compared to $2,448,000 for the 2004 Period and $775,000 for the three months ended September 30, 2004 compared to $836,000 for the comparable period in 2004. The decrease in the 2005 Period and for the three months ended June 2005 compared to the same period in 2004 is primarily attributable to the decline in the gas production of the Company's wells.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2005 Period were $1,124,000 compared to $806,000 for the 2004 Period and $499,000 for the three months ended September 30, 2005 compared to $374,000 for the comparable period in 2004. The increase in the 2005 Period and for the three months ended September 30, 2005 is primarily attributable to a work over on two of the wells in Texas.

OIL AND GAS EXPLORATION COSTS

During the 2005 Period the Company incurred expenses for exploration costs in the amount of $160,000. These costs were related to a participation of 15% working interests in two dry-holes in Texas.

INTEREST INCOME

Interest income in respect of the 2005 Period was $320,000 compared to $572,000 for the 2004 Period and $164,000 in respect of the three months ended September 30, 2005 compared to $159,000 for the same period in 2004.

GAIN (LOSS) ON MARKETABLE SECURITIES

During the 2005 Period, the Company recognized a net realized gain on trading securities of $343,000 compared to loss of $37,000 for the 2004 Period and gain of $124,000 for the three months ended September 30, 2005 compared to gain of $13,000 for the same period in 2004.

Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

EQUITY IN NET INCOME OF INVESTEE - AFFILIATES

The Company's equity in the net income of investees for the 2005 Period was $1,571,000 compared to its equity in net income of $926,000 for the 2004 Period and $1,182,000 in respect of the three months ended September 30, 2005 compared to $71,000 for the same three month period in 2004. The increase is primarily attributable to incline in the market value of the marketable securities held by Negev 2 and IOC Dead Sea LP, investee - affiliates of the Company.

OPERATOR EXPENSE

Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2005 Period were $495,000 compared to $594,000 for the 2004 Period and $133,000 for the three months ended September 30, 2005 compared to $250,000 for the corresponding period in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the 2005 Period were $1,301,000 compared to $1,228,000 for the 2004 Period and $498,000 for the three months ended September 30, 2005 compared to $412,000 for the same period in 2004.

CRUISE LINE VESSEL REVENUES

During the 2005 Period the Company earned $1,304,000 from leasing the cruise line vessel as compared to $1,809,000 during 2004 period. The most recent lease began in April 14, 2005 and expired in October 31, 2005. Currently, there is no lease in effect for the vessel and no assurance can be provided that a lease on commercially acceptable terms or at all can be entered into.

CRUISE LIVE VESSEL EXPENSES

Cruise Line vessel expenses for the 2005 period were $942,000 and $201,000 for the three months ended September 30, 2005. The expenses are primarily attributable to maintenance, repairs and payroll. Expenses for 2004 Period were $1,277,000 and 1,082,000 for the three months ended September 30, 2004.

DEPRECIATION, DEPLETION AND AMORTIGATION

Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the cruise line vessel. During the 2005 period, the Company recorded the amount of $1,372,000 compared to $672,000 for the 2004 period and $ 542,000 for the three months ended June 2005 compared to $361,000 for the comparable period in 2004. The increase is 2005 the period and for the three months is primarily attributable to the depreciation of the vessel.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

In March 2005 the defendants filed notion for summary Judgment on the grounds that there are no triable issues of any material fact and defendants are entitled to judgment as a matter of law. The motion was denied. A hearing date for the trial has been scheduled for November 28, 2005.

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

                                          ISRAMCO, INC.


DATE: NOVEMBER 14, 2005                   BY /S/ HAIM TSUFF
                                          --------------------------------------
                                          CHIEF EXECUTIVE OFFICER (AND PRINCIPAL
                                          FINANCIAL AND ACCOUNTING OFFICER)