Form 10-K
period 2005-12-31
ISRAMCO INC
filed 2006-03-24
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes [ ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]


As of March 23, 2006 there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 23, 2006 was approximately $19.8 million. Such market value was calculated using the closing price of the Common Stock as of such date reported on the NASDAQ Market.




                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for in Items 10, 11, 12 and 13 in Part III will be contained in the issuer's definitive proxy statement which the issuer intends to file within 120 days after the end of the Issuer's fiscal year ended December 31, 2005 and such information is incorporated herein by reference.

                                  ISRAMCO, INC.
                          2004 FORM 10-K ANNUAL REPORT



                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.........................................  1

ITEM 2.    DESCRIPTION OF PROPERTY......................................... 12

ITEM 3.    LEGAL PROCEEDINGS............................................... 13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 13

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........ 13

ITEM 6.    SELECTED FINANCIAL DATA......................................... 14

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION..... 14

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..... 20

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 21

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................ 21

ITEM 9A.   CONTROLS AND PROCEDURES......................................... 21

ITEM 9B.   OTHER INFORMATION............................................... 21

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............... 22

ITEM 11.   EXECUTIVE COMPENSATION.......................................... 22

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS................................. 22

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 22

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES............................ 22

ITEM 15.   EXHIBITS........................................................ 24

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

Isramco, Inc. ("Isramco" or the "Company") is engaged in the exploration for and production of oil and gas in Israel and in the United States. In Israel, the Company holds a participation interest in two long- term off-shore leases and serves as the operator of one of those leases. See "Summary of exploration efforts in Israel".

In the United States, the Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas exploration and production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2005 are approximately 106,638 net barrels of proved developed producing oil and 1,645 MMCFs of proved developed producing natural gas. See "Summary of Exploration Efforts in United States".

Isramco was incorporated in Delaware in 1982.

THE OPERATOR OF THE MED ASHDOD LEASE

The Company is currently the operator of the Med Ashdod Lease under a joint operating agreement (the "JOA") entered into among the participants in the lease, As operator, the Company carries out all the operations contemplated in the JOA, including directing the oil exploration and drilling activities of the venture, within the framework of work programs and budgets approved by the participants in the venture. The Company may be removed as operator for cause by notice in writing given by two or more of the other parties representing at least 65% of the total interests in the lease.

Under the JOA, each participant is responsible for the costs, expenses and obligations incurred in relation to the lease area in proportion to its rights and interests in the lease.

As operator, the Company charges the venture participant for all costs incurred in connection with the exploration and drilling activities conducted by the Med Ashdod venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per the lease. During the year ended December 31, 2005, the Company was paid a total of $977,000 as operator fees.

With respect to the Med Yavne Lease, the Company furnishes to BG International Limited, a member of the British Gas Group ("BG"), the operator of the lease, consulting services of an administrative and technical nature for which it receives a monthly fee equal to $10,000.

GENERAL PARTNER OF THE ISRAMCO NEGEV 2 LIMITED PARTNERSHIP

In 1989 the Company transferred a substantial portion of its working interest in certain oil and gas assets in Israel to Isramco Negev 2 Limited Partnership, an Israeli limited partnership organized for the purpose of the exploration and the production of oil and gas in Israel (the "Limited Partnership") In exchange for the working interests, the Limited Partnership granted to the Company certain overriding royalties. In 1992, the Company transferred to the Limited Partnership additional rights in exchange for additional overriding royalties and reimbursement of expenses. The Company formed Isramco Oil and Gas Ltd. ("IOG"), an Israeli company and the company's wholly-owned subsidiary to act as the general partner for the Limited Partnership and also formed Isramco Management (1988) Ltd., an Israeli company and the company's wholly-owned subsidiary to act as the limited partner. The limited partner is the nominee of Limited Partnership units held by public investors in Israel.

Pursuant to the Limited Partnership Agreement and the Trust Agreement, a supervisor was appointed on behalf of the Limited Partnership unit holders, with sole authority to appoint the sole director for Isramco Management (1988) Ltd. and to supervise its activities on behalf of and for the benefit of the Limited Partnership unit holders. Although control and management of the Limited Partnership rests with the general partner matters involving certain rights of the Limited Partnership unit holders are subject to the approval of the supervisor and in certain instances the approval of the Limited Partnership unit holders. The firm of Igal Brightman & Co., Accountants and Mr. David Valiano, Accountant have been appointed as supervisors.

Through IOG the Company currently receives a management fee of $40,000 per month from the Limited Partnership for office space, management and other services.

The Company currently holds 6.65% of the issued Limited Partnership units and IOG holds an additional 0.008% of the Limited Partnership units. On December 31, 2005, the Limited Partnership had cash, cash equivalents, certificates of deposit and marketable securities with a value of approximately $127 million.

Additionally, IOG (as the general partner of the Limited Partnership) is entitled to 5% overriding royalties in certain petroleum assets held by the Limited Partnership.

NON-OIL AND GAS PROPERTIES

In June 2002, the Company purchased non-oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. In January 2004, the Company entered into an agreement with a related entity pursuant to which the property was leased to such entity for a 24 month period at a monthly rent of $7,000. On January 1, 2006, the Company entered into a new agreement with a related entity pursuant to which a significantly smaller part of the property is leased to such entity for a 24-month period at a monthly rent of $550.

In March 2004, the Company purchased a luxury cruise liner for aggregate consideration of $8,050,000. The vessel, a Bahamas registered ship, contains 270 passenger cabins on nine decks. The Company, through its wholly owned subsidiary, Magic 1 Cruise Line Corp., a British Virgin Island corporation leased the vessel to European based tour operator from April 2005 through October 2005.

In February 2006, the vessel was leased to the same tour operator for three specific periods. The first one is scheduled to commence on April 6, 2006 and terminate on November 5, 2006, the period thereafter to commence on March 29, 2007 and terminate on October 28, 2007 and the third period to commence on April 8, 2008 and terminate on November 7, 2008.

OIL AND GAS VENTURES AND PETROLEUM ASSETS

                      OIL AND GAS LEASES LOCATED IN ISRAEL

The table below sets forth the Working Interests of the Company and all affiliated and non-affiliated participants in the leases in Israel, the total acreage of each lease, and the expiration dates of each of the leases as of December 31, 2005. The Company also holds Overriding Royalties in the leases. See "Table of Overriding Royalties".


                            TABLE OF WORKING INTEREST
                                IN THE LEASES(1)
                              (% Interest of 100%)


Name of Participant              Med Yavne Lease*      Med Ashdod Lease**(3)
The Company                           0.4584                  0.3625

Affiliates

Isramco Negev 2, Limited              32.411                 19.1370
Partnership

I.O.C.                                 7.800                   7.800

I.N.O.C. Dead Sea                         --                  5.0525
Limited Partnership

Naphtha                               1.8033                      --

Naphtha Explorations                  2.2826                  1.8411
Limited Partnership
JOEL                                  2.8807                      --

Equital                               2.1639                      --

Non-affiliated entities                 50.2                 65.8069

Total                                100.000                 100.000

Area (acres)                          13,100                  61,800

Expiration Date (2)                6/10/2030               6/15/2030

* The lease was granted in June 2000 and is scheduled to expire in June 2030.

** The lease was granted in January 2002 and is scheduled to expire in June
2030.

(1) All of the oil and gas assets are subject to a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

(2) The expiration dates are subject to the fulfillment of applicable provisions of the Israel Petroleum Law and Regulations, and the conditions and work obligations of each of the above leases.

(3) Under the Grant Agreement with the Government of Israel, the government may claim that the Company is contingently obligated to repay to the government the grant monies in the amount of $110,000 and to pay a 6.5 % Overriding Royalty on all production from the area.

                    OVERRIDING ROYALTIES HELD BY THE COMPANY

The Company holds Overriding Royalties in certain oil and gas assets. Additionally, the Company is entitled to receive from certain participant in the Med Yavne and Med Ashdod leases overriding royalties equal to 2% of each such participant's rights to any oil/gas produced within those leases. The Company holds the following Overriding Royalties:

                          TABLE OF OVERRIDING ROYALTIES

From the Limited Partnership, on the first 10% of the Limited Partnership's share of the following leases

                                               Before Payout    After Payout
                                               -------------    ------------

 Med Yavne Lease*                                    1%             13%

 Med Ashdod Lease**                                  1%             13%

 From JOEL                                        On 8% of JOEL's Interest


                                               Before Payout    After Payout
                                               -------------    ------------

 Med Ashdod Lease                                  2.5%           12.5%

 From Delek Oil Exploration Ltd.
    (DOEX) (1)(2)                               On 6% of DOEX's Interest

                                               Before Payout    After Payout
                                               -------------    ------------

Med Ashdod Lease                                   2.5%           12.5%

From Naphtha, Naphtha Exploration LP,
Joel, Equital, INOC Dead Sea L P
on oil and/or gas produced on the
Med Leases                                                   2%

To IOC On Certain petroleum rights held by
Limited Partnership                                          5%

* A 30 year lease covering an area of approximately 53 square kilometers (including the area of the gas discovery) was granted in June 2000.

** A 30-year lease covering an area of approximately 250 square kilometers (including the area of the gas discovery) was granted in January 2002.

(1) The Working Interests of Delek and DOEX have been assigned to Delek Drilling Limited Partnership.

(2) The prospectus of the Delek Limited Partnership dated January 26, 1994 states that the interest which Delek L.P, received from Delek and DOEX is free from any encumbrances except that the Company may argue that the interests are subject to an Overriding Royalty. The Company has no information available to it as to why this statement is in the Delek L.P. prospectus.

The Company has no direct financial obligation with regard to the Overriding Royalties, however, in the event the Limited Partnership, JOEL, DOEX or Delek, fails to fund its obligation with regard to the leases to which an Overriding Royalty exists, the Company could lose its interest in such Overriding Royalty . See also "Table of Working Interests" above.


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

According to the operator's estimates, which are based on the results of the drillings in the "Or 1" and "Or South" wells, and a three-dimensional seismic survey performed in the area of the lease which also covered parts of nearby gas reserves (outside the area of the lease), the recoverable gas reserves in the Med Yanve Lease is estimated at 93 billion cubic feet, out of which it is estimated that approximately 51 billion cubic feet are in Or 1. In November 2002, the Company received an opinion from a consulting firm in the United States that performed a techno-economic examination for the development of the "Or 1" reserve. The opinion indicates that, under certain assumptions, development of the reserve by connection to a nearby platform (at a distance of seven Miles) and from there via an existing transportation pipeline to the coast, may be economically feasible. In respect to the balance of the reserves (42 billions cubic feet) the Company does not currently believe that development is feasible or likely.

The Company's participation interest of the Med Yavne Lease is 0.4585%.

MED ASHDOD LEASE

Following the results of "Nir 1" drilling, a 30 year lease was granted in January 2002. The Med Ashdod Lease covers approximately 250 square kilometers (approximately 62,000 acres) offshore Israel. The Company serves as the operator of the Med Ashdod Lease and holds a 0.3625% participation interest therein.

On February 28, 2005, the Company, on behalf of the Limited Partnership, a lease participant and an affiliate of the Company, issued a sole risk notice to the other participants in the lease to drill a gas well (the "Gad 1" well) to a total depth of 2,600 meter (8,350 feet) at a total budget of $13 million. As a result of the sole risk notice, the rights of lease' participants who did not respond to the notice were transferred to the Limited Partnership as a result of which the Limited Partnership's interests in the Gad 1 well increased to 85.103%.

In August and September 2005, the Limited Partnership transferred a 40% working interests in the Gad 1 well to third parties. On September 25, 2005 the Gad 1 well was spudded. On November 16, 2005, the lease participants decided to plug and abandon the well. The total cost of the well was approximately $16.4 million.

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2005 are approximately 106,368 net barrels of proved developed producing oil and 1,645 net MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

On November 1, 2005, Jay Petroleum purchased from Ness Energy International Inc., an oil and gas company based in Texas, a 15% working interests in certain Barnett Shale acreage in north central Texas (Parker County), for a purchase price of $2.1 million. The purchase was financed from cash generated by operations. In addition, under the purchase agreement Jay Petroleum has the right to participate for up to 40% working interest in any well drilled by Ness in shallower formations from the surface to the top of the Barnett Shale. App. 80 locations for new development wells in the Barnet Shale have been so far identified in this acreage based on a 3D seismic survey. To date three gas wells have been drilled and completed to production in this acreage.

NON-OIL AND GAS PROPERTIES

                              MIRAGE 1 CRUISE LINER

OVERVIEW

In March 2004, the Company purchased a luxury cruise liner (the "Vessel") for aggregate consideration of $8,050,000. The Vessel, a Bahamas registered ship, contains 270 passenger cabins on nine decks. The Company leased the Vessel to tour operator for the period from April 4, 2005 through October 31, 2005 at a daily rate of $8,000. Under the lease all maintenance and operating costs associated with the vessel were borne by the operator.

Title to the Vessel is in Magic 1 Cruise Line Corp., a British Virgin Islands corporation and a wholly owned subsidiary of the Company ("Magic"). As of December 31, 2005, the Company has expended approximately $1.0 million in each of 2005 and 2004 in respect of the maintenance, repairs renovation, and upkeep of the vessel.

CRUISE LINE BUSINESS

Cruise lines compete for consumers' leisure time spending with other vacation alternatives such as land-based resort hotels and sightseeing destinations. Demand for such activities is influenced by, among other things, geo-political and general economic conditions. The Company believes that cruise passengers currently represent only a small share of the vacation market and that a significant portion of cruise passengers carried are first-time cruisers.

The Company's principal operating strategy is to lease the Vessel through time charter or bareboat charter. Under a bareboat charter the lessee operates the vessel and solely bears all expenses associated with the operation, maintenance and upkeep of the vessel. Under a time charter the owner of the Vessel is responsible for those expenses and provides a crew. Under a time charter, the lessee is responsible for marketing, itinerary and providing all cruise line services to passengers. Generally, revenue from time charter is higher than with respect to bareboat charters.

Cruising season in the Mediterranean is generally from April to October. So long as the Vessel is leased for use in the Mediterranean, the Company anticipates that revenues from the lease of the vessel will remain seasonal. In May 2004, Magic entered into a time charter with an Israeli based tour operator for the period from July 1, 2004 through October, 2004 at a daily rate of $21,500. The tour operator targeted the Israeli consumer market and promoted Vessel cruises to various destinations in the Mediterranean including Cyprus, Greek islands and Turkey.

In March 2005 Magic entered into a bareboat charter with a European based tour operator for the lease of the Vessel for the period from April 14, 2005 through October 31, 2005 at a daily rate of $8,000. Under the bareboat charter the tour operator operated the Vessel in and around the Mediterranean and solely bore all outlays associated with the operation, maintenance and upkeep of the Vessel.

The Vessel was delivered by the Company to the operator on April 21, 2005 (due to necessary repairs which delayed the Vessel's delivery). Accordingly, it was agreed between the Company and the operator that the lease period was to commence on April 21, 2005 and conclude on October 27, 2005.

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

In February 2006, the Company entered into a bareboat charter with the same tour operator, pursuant to which the vessel is to be leased for three specific periods, with the first such period scheduled to commence on April 6, 2006 and terminate on November 5, 2006, the period thereafter to commence on March 29, 2007 and terminate on October 28, 2007 and the third period to commence on April 8, 2008 and terminating on November 7, 2008, at a daily rate of $8,000. The operator may cancel the second charter period and the third charter period, by giving a written notice to the Company no later than November 1, 2006 and it may cancel the third charter period by giving a written notice to the Company no later than November 1, 2007.

REGULATORY

The operation of the Vessel is subject to various international laws and regulations relating to environmental protection. Under such laws and regulations, the Company is prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. The Company has made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations which may affect operations and increase Company's compliance costs. The Company believes that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, this will likely subject to increasing compliance costs in the future.

The Company believes that The Company is in material compliance with all the regulations applicable to the Vessel and that have all licenses necessary to conduct our business. Health, safety, security and financial responsibility issues are, and believe will continue to be, an area of focus by the relevant government authorities. From time to time, various regulatory and legislative changes may be proposed that could impact our operations and would likely subject to increasing compliance costs in the future.

REAL ESTATE IN ISRAEL

In June 2002, the Company purchased non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. As of December 1, 2004, the Company entered into an agreement with a related entity pursuant to which the property is leased to such entity for a 24 month period at a monthly rent of $7,000 through December 31, 2005. On January 1, 2006, the Company entered into a new agreement with a related entity pursuant to which a significantly smaller part of the property is leased to such entity for a 24-month period at a monthly rent of $550.

EMPLOYEES

As of December 31, 2005, the Company had ten employees at its branch office in Israel and three employees in its office in Houston, Texas.

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

The Company is subject to various international, national, state and local health, safety and security laws, regulations and treaties. We believe that health, safety, security and other regulatory issues will continue to be areas of focus by relevant government authorities. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact Company's operations and would likely subject to increasing compliance costs in the future.

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

ITEM 2. PROPERTIES

The Company maintains offices in Houston, Texas. The Company leases office space premises (approximately 2,015 square feet) at 11767 Katy Freeway, Houston, TX 77079 under a lease expiring in October 2006 at a monthly rental of $2,508. The Company anticipates that it will be able to extend the lease, or find replacement premises, on commercially reasonable terms.

The Company also leases office space in Israel from Naphtha at 8 Granit St., Petach Tikva, Israel. In 2005, the Company paid Naphtha an aggregate of $235,000 for rental space, office services, secretarial services and computer services. The Company believes that the payment for the above services are reasonable compared to other similar locations.

ITEM 3. LEGAL PROCEEDING

From time to time, the Company is involved in disputes and other legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position or results of operations.

RECENT DEVELOPMENT

On January 20, 2006 the "Company entered into a settlement agreement and mutual release (the "California Settlement") with the defendant parties named therein (the "California Defendants") relating to the lawsuit initiated by the Company against the Defendants on February 10, 2004 in the Superior Court of California, County of Los Angeles, alleging breach of contract and tort claims in connection with an agreement between the Company and the California Defendants to jointly purchase and develop certain parcels of real estate outside Los Angeles (the "California Action"). The California Settlement provides for the settlement of the California Action with no finding or admission of fault on the part of any party and, pursuant thereto, certain of the California Defendant paid to the Company $2,500,000 as reimbursement for costs and expenses incurred by the Company in connection with its pursuit of the real estate investment opportunity that was the subject of the California Action. Under the California Settlement, the Company and the California Defendants mutually released one another from any claims or causes of actions arising out of or relating to the California Action, any claim that could have been asserted in the California Action, and any and all claims and/or allegations relating to the real estate (and the development thereof) that was the subject of the California Action.

On February 1, 2006 the Company entered into a settlement agreement and mutual release (the "Texas Settlement") with the defendant parties named therein (The "Texas Defendants") relating to the lawsuit initiated by the Company against the Texas Defendants on 2004 in the District court of Harris County, Texas, alleging a tort claim in connection with an agreement between the Company and a third Party pursuant to which the Company purchased all of the outstanding capital stock of a company that owns oil and gas assets in Illinois (the "Texas Action"). Under the Texas Settlement the Texas Defendants paid to the Company $550,000 and the Company filed a motion to dismiss the Texas Action. As a result of the payment received under the California and Texas Settlements, the Company anticipates recording a net gain of approximately $2,500,000 (after payment of legal fees and other expenses) during the first quarter of 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of record holders of the Company's Common Stock on March 23, 2006 was approximately 456, not including an undetermined number of persons who hold their stock in street name.

Our common stock is listed on the Nasdaq Capital Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock.

                                                Common Stock
        Quarter Ended                       High             Low
        -------------                     --------         -------
        2005
        March 31                          $   8.99         $  8.72
        June 30                           $  10.93         $  9.60
        September 30                      $  15.09         $ 14.27
        December 31                       $  15.27         $ 14.91

        2004
        March 31                          $   7.59         $  7.01
        June 30                           $   6.50         $  6.40
        September 30                      $   6.08         $  6.08
        December 31                       $   5.28         $  5.24

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

                                                              2005           2004           2003           2002           2001
                                                          ------------   ------------   ------------   ------------   ------------
Operator's fees                                           $        977   $        137   $        753   $        249   $        234
Oil and Gas Sales                                         $      3,319   $      3,137   $      3,439   $      2,423   $      3,068
Revenue from vessel                                       $      1,520   $      2,034
Interest income                                           $        293   $        729   $        760   $        738   $        541
Office services to related parties and other              $        912   $        772   $        939   $        913   $        857
Equity in earnings (losses) of investees                  $        661   $      1,365   $      1,098   $       (440)  $       (177)
Gain from sale of oil and gas properties and equipment                                            --             --   $          4
Capital Gain                                                        --             --   $        549             --             --
Gain (Loss) on marketable securities                      $        551   $        240   $        872   $       (189)  $       (199)
Other                                                     $       (524)  $        492   $        475   $         49   $         --
Impairment of oil & gas properties                        $        759   $        268   $        617             --   $         --
Impairment of Investment                                  $        110             --             --             --   $         --
Exploration costs                                                   --             --   $        165   $      1,747   $        204
Lease operating expenses and severance
Taxes                                                     $      1,458   $      1,149   $        872   $        844   $        905
Depreciation, depletion and Amortization                  $      2,139   $      1,334   $        621   $        642   $        564
Operator expense                                          $        767   $        807   $        795   $        791   $        696
General and administrative expenses                       $      2,314   $      1,717   $      2,012   $      1,422   $      2,048
Interest Expense                                          $        205   $        168   $         52   $        210   $         --
Accretion Expense                                         $         25   $          5   $         43             --             --
Income tax expense (benefit)                              $        (40)  $       (576)  $      1,188   $        114   $         50
Net Income (loss) before cumulative effect                $     (1,132)  $        993   $      2,520   $     (1,799)  $       (139)
Cumulative effect of change in accounting principles                --             --   $       (264)  $      3,516             --
Basic and diluted earnings (loss) per share for:
Net income (loss) before cumulative effect                $      (0.42)  $       0.38   $       0.95   $      (0.68)  $      (0.05)
Cumulative effect of accounting change, net                                        --   $      (0.10)          1.33             --
Net income (loss)                                         $      (0.42)  $       0.38   $       0.85   $       0.65   $      (0.05)

Weighted average number of
Common shares outstanding - basic                            2,709,355      2,639,853      2,639,853      2,639,853     2,639,853

Weighted average number of
Common shares outstanding - diluted                          2,709,355      2,640,751      2,639,853      2,639,853     2,639,853


                                                                                        December 31,
                                                          ------------------------------------------------------------------------
                                                              2005           2004           2003           2002           2001
                                                          ------------   ------------   ------------   ------------   ------------

Balance Sheet Data

Total assets                                              $     38,615   $     41,358   $     32,614   $     28,667   $     26,615
Total liabilities                                         $     10,122   $     11,322   $      2,733   $      2,175   $      1,160
Shareholders' equity                                      $     28,493   $     30,036   $     29,881   $     26,492   $     25,455

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

OVERVIEW

Isramco, Inc., a Delaware corporation, is active in the exploration of oil and gas in Israel and the United States. The Company acts as an operator of certain leases and licenses and also holds participation interests in certain other interests. The Company also holds certain non-oil and gas properties discussed below.

CRITICAL ACCOUNTING POLICIES

Estimation of oil and gas reserves is important to the effective management of the Company. They are integral to making investment decisions about oil and gas properties such as whether development should proceed or enhanced recovery methods should be undertaken. Oil and gas reserve quantities are also used as the basis of calculating the unit-of-production rates for depreciation and evaluating for impairment. Oil and gas reserves are divided between proved and unproved reserves. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Unproved reserves are those with less than reasonable certainty of recoverability and are classified as either probable or possible.

The estimation of proved reserves is an ongoing process based on rigorous technical evaluations and extrapolations of well information such as flow rates and reservoir pressure declines. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and significant changes in long-term oil and gas price levels.

The calculation of unit-of-production depreciation is a critical accounting estimate that measures the depreciation of upstream assets. It is the ratio of
(1) actual volumes produced to (2) total proved developed reserves (those proved reserves recoverable through existing wells with existing equipment and operating methods) applied to the (3) asset cost. The volumes produced and asset costs are known and, while proved developed reserves have a high probability of recoverability, they are based on estimates that are subject to some variability.

Our cruise line operation is capital intensive. At December 31, 2005, we have approximately $8.5 million of net investment in the vessel recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily from cash generated by operations. The Company's operating activities provided net cash of $1,545,000 and $1,573,000 for the years ended December 31, 2005 and 2004, respectively. The availability of cash generated by operations could be affected by other business risks discussed in the "Risk Factors" section of this annual report.

Working capital (current assets minus current liabilities) was $4,441,000 and $6,590,000 at December 31, 2005 and 2004, respectively. The decrease in working capital is primarily attributable to the purchase of oil and gas assets, participation in drilling of two wells in United States and investments in repairs and renovation of the cruise line vessel Net cash used in investing activities in fiscal 2005 was $741,000 compared to $8,195,000 in fiscal 2004. The decrease in net cash used in investing activities is primarily attributable to the purchase in March 2004 and maintenance, repairs and renovation of the Vessel ($9,028,000) and the outlays associated with the drilling of wells in Texas and Oklahoma ($1,096,000), offset by the increase in the value of marketable securities. The cash used in investing activities in 2005 was primarily attributable to purchase of oil and gas properties.

Capital expenditures for property and equipment were $4,703,000 and $10,126,000 in fiscal 2005 and 2004, respectively. Capital expenditures in 2005 were primarily attributable to purchase of oil and gas properties in the United States. Capital expenditures in 2004 were primarily attributable to purchase of the cruise line Vessel.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

The Company reported net loss before cumulative effect of $1,132,000 (loss of $0.42 per share) in 2005 compared to a net profit of $993,000 (loss of $0.38 per share) in 2004. The decrease in the net income in 2005 compared to 2004 is primarily attributable to: (i) an increase in losses associated with the operation of the vessel, (ii) an increase in the impairment of oil and gas assets, (iii) an increase in lease operation expenses of the wells in the United States and (iv) an increase in the general and administration expenses.

Set forth below is a break-down of these results.

                                  UNITED STATES

                 OIL AND GAS VOLUME AND REVENUES (IN THOUSANDS)


                                                2005          2004
                                            ------------  ------------

        Oil Volume Sold (Bbl)                      16            18

        Gas Volume Sold (MCF)                     355           470

        Oil Sales ($)                             806           678

        Gas Sales ($)                           2,525         2,524

        Average Unit Price

        Oil ($/Bbl) *                           51.25         38.12
        Gas ($/MCF) **                           7.11          5.38

* Bbl - Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 CUBIC FEET

OIL AND GAS EXPLORATION COSTS

In 2005 the Company incurred $110,000 in exploration costs. These costs were incurred mainly for a well drilled in Israel that was plugged and abandoned.

OPERATOR'S FEES

In 2005 the Company earned $977,000 in operator fees compared to $137,000 in 2004. The increase is due to the drilling of the Gad 1 well.

OIL AND GAS REVENUES

In 2005 and 2004 the Company had oil and gas revenues of $3,319,000 and $3,174,000, respectively. The increase is due to the increase in oil and gas prices in 2005 partially offset by the decline in oil and gas production.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $1,458,000 and $1,149,000 for 2005 and 2004, respectively. The increase in lease operating expenses and severance taxes is primarily attributable to workovers performed on two wells.

INTEREST AND DIVIDEND INCOME

Interest income during the year ended December 31, 2005 was $293,000 compared to $729,000 for the year ended December 31, 2004. The decrease in interest income is primarily attributable to interest receivable on marketable securities (Debentures).

GAIN ON MARKETABLE SECURITIES

In 2005, the Company recognized net realized and unrealized gain on marketable securities of $551,000 compared to net realized and unrealized gain on marketable securities of $240,000 in 2004.

Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

OPERATOR EXPENSES

In 2005, the Company expended $767,000 for operator expenses compared to $807,000 in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

In 2005, the Company incurred $2,313,000 in general and administrative expenses compared to $1,717,000 in 2004. The relatively higher amount in 2005 is primarily attributable to bonus payments totaling $245,000 to the president, vice president and secretary, fees associated with lawsuits initiated by the Company and consultants' fees.

EQUITY IN NET INCOME OF INVESTEE

The Company's equity in the net income of investees for 2005 was $661,000 compared to its equity in net income of investees of $1,365,600 for 2004. The decrease is primarily attributable to the decrease in the gain of marketable securities held by the Limited Partnerships Isramco Negev 2 and I.O.C Dead Sea LP, affiliates of the Company.

CRUISE LINE VESSEL INCOME

Income from the leasing of the cruise line vessel for 2005 was $1,520,000, compare to a net income of $2,034,000 in 2004. The decrease is due to the fact that during 2004 the Vessel was leased under a time charter while in the year 2005 the Vessel was leased under a bareboat charter.

CRUISE LINE VESSEL EXPENSES

Expenses of the Vessel for 2005 were $1,051,000 compared to expenses of $1,926,000 in 2004. The decrease in the expenses is due to the fact that during the year 2004 the Vessel was leased under a time charter while in the year 2005 the Vessel was leased under a bareboat charter.

DEPRECIATION, DEPLETION AMORTIZATION AND IMPAIRMENT

Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the Cruise line vessel.

During 2005, the Company recorded $2,139,000 compared to $1,334,000 in 2004. The increase is attributable to an increase in depreciation of the Vessel from $438,000 in 2004 to $1,128,000 in 2005 resulting from a full year of depreciation in 2005 and only a partial year of depreciation in 2004.

During 2005 and 2004, the Company recorded impairment charges of $759,000 and $268,000, respectively, relating to oil and gas assets in the United States.

OTHER INCOME

Other Income in 2005 was $(524,000) compared to $492,000 in 2004. Other Income in 2005 is primarily attributable to monthly income of $7,000 related to lease of the real estate in Israel, $195,000 received from the European tour operator of the cruise line vessel for office services provided by the Company and ($671,000) related to net expense for the mark-to-market of swap contracts on oil and gas prices.

CONTRACTUAL OBLIGATIONS

The Company leases office facilities in Texas and in Israel and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2005 were as follows (in thousands).

                         TOTAL       2006      2007      2008      Thereafter
                         -----       ----      ----      ----      ----------
Operating Leases:
         Texas:         26,000     26,000        --        --            --
                            --         --        --        --            --

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

The company reported net income of $993,000 ($0.38 per share) in 2004 compared to a net income of $2,256,000 ($0.85 per share) in 2003. The decrease in the net income in 2004 compared to 2003 is primarily attributable to: (i) a decrease in operators' fee collected during 2004 (ii) decrease in oil and gas sales due to decline in gas production, (iii) decrease in the gain on marketable securities.

Set forth below is a break-down of these results.

                                  UNITED STATES

                 OIL AND GAS VOLUME AND REVENUES (IN THOUSANDS)


                                                 2004            2003
                                             ------------    ------------
        Oil Volume Sold (Bbl)                        18              19
        Gas Volume Sold (MCF)                       470             600
        Oil Sales ($)                               678             542
        Gas Sales ($)                             2,524           2,897

        Average Unit Price
        Oil ($/Bbl) *                             38.12           28.09
        Gas ($/MCF) **                             5.38            4.82

* Bbl - Barrel Equivalent to 42 U.S. Gallons ** MCF - 1,000 Cubic Feet

THE OFFSHORE LICENSES (ISRAEL)

The Company did not expend any amount in respect of the offshore licenses compared to $88,243 in 2003.

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

OIL AND GAS REVENUES

In 2004 and 2003 the Company had oil and gas revenues of $3,174,000 and $3,439,000, respectively. The decrease is due mainly to the decline of gas production in 2004.

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

Additionally, depreciation expense of $438,000 for the vessel was recorded in 2004.

DEPRECITION, DEPLETION AND AMORTIZATION

Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the Cruise line vessel.

During 2004, the Company recorded $1,334,000 compared to $621,000 in 2003. The increase in 2004 compared to 2003 is attributable to depreciation of the Vessel ($438,000) and increase of $315,000 in the depreciation of the wells it the United Stated due to the decline in production of the gas wells.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The reports by UHY LLP with respect to the Company's financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31 2003 and during the subsequent interim period, there were no disagreements between the Company and UHY LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of UHY LLP, would have caused it to make reference to the subject matter of thereof in connection with its reports.

During the fiscal year ended December 31 2003, and through the date of their resignation, UHY LLP did not advise the Company with respect to any matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

During the fiscal year ended December 31, 2003, and through the date of their engagement, the Company did not consult with the New Accountants regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

The information called for by items 10, 11, 12 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2005 and such information is incorporated herein by reference.

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

"Overriding Royalty" shall mean a percentage interest over and above the base royalty and is free of all costs of exploration and production, which costs are borne by the Grantor of the Overriding Royalty Interest and which is related to a particular Petroleum License.

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


                                        /s/ HAIM TSUFF
                                        --------------
                                        HAIM TSUFF,
                                        CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                        OFFICER (AND PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)

        DATE: MARCH 24, 2006


In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.


        SIGNATURE                   TITLE                     DATE
        ---------                   -----                     ----

        /S/ JACKOB MAIMON           PRESIDENT, DIRECTOR       MARCH 24, 2006
        -----------------
        JACKOB MAIMON


        /S/ AMIR ESKANDARI          DIRECTOR                  MARCH 24, 2006
        ------------------
        AMIR ESKANDARI


        /S/ MAX PRIDGEON            DIRECTOR                  MARCH 24, 2006
        ----------------
        MAX PRIDGEON


        /S/  DONALD D. LOVELL       DIRECTOR                  MARCH 24, 2006
        ---------------------

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Reports of Independent Registered Public Accounting Firms                  F-1,2

Consolidated Balance Sheets at December 31, 2005 and 2004                  F-3

Consolidated Statements of Operations for the years ended December 31,
2005, 2004 and 2003                                                        F-4

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2005, 2004 and 2003                       F-5

Consolidated Statements of Cash Flows for the years ended December 31,
2005, 2004 and 2003                                                        F-6

Notes to Consolidated Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Isramco, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Isramco, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Isramco, Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc., as of December 31, 2005, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

As described in Note S, the financial statements for 2004 have been restated.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Isramco, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Isramco, Inc. and subsidiaries (the "Company") for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Isramco Oil and Gas, Ltd.; Isramco B.V., Cruquius; or Isramco, Inc. - Israel Branch, which are wholly - owned subsidiaries whose combined statements reflect total revenues of $3,422,000 for the year ended December 31, 2003. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" as of January 1, 2003.




                        /S/ UHY MANN FRANKFORT STEIN & LIPP CPAS, LLP (FORMERLY MANN FRANKFORT STEIN & LIPP CPAS, L.L.P) HOUSTON, TEXAS
                        MARCH 5, 2004


                                      ISRAMCO INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                               (in thousands except for share information)


                                                                                       DECEMBER 31
                                                                                ------------------------
                                                                                   2005          2004
                                                                                ----------    ----------
                                                                                              (RESTATED)
                        ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                              $   1,249     $   2,087
         Marketable securities, at market                                           5,570         6,203
         Accounts receivable - Trade                                                  605           776
         Prepaid expenses and other current assets                                     98           194
                                                                                ----------    ----------

         TOTAL CURRENT ASSETS                                                       7,522         9,260

Property and equipment, net (successful efforts
method for oil and gas properties)                                                  5,110         3,190
Real estate                                                                         1,887         1,887
Marketable securities, at market                                                    3,619         6,225
Investment in affiliates                                                           11,836        12,044
Investment in Vessel                                                                8,479         8,590
Other                                                                                 162           162
                                                                                ----------    ----------

TOTAL ASSETS                                                                    $  38,615     $  41,358
                                                                                ==========    ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                                  $   2,243     $   1,261
         Credit from banks                                                            370           676
         Current portion of bank loan                                               1,010           733
                                                                                ----------    ----------

         TOTAL CURRENT LIABILITIES                                                  3,623         2,670
                                                                                ----------    ----------

LONG-TERM LIABILITIES
         Asset retirement obligations                                                 343           314
         Deferred tax obligation                                                    2,899         3,469
         Long-term bank loan                                                        3,257         4,869
                                                                                ----------    ----------

         TOTAL LONG-TERM LIABILITIES                                                6,499         8,652
                                                                                ----------    ----------

         TOTAL LIABILITIES                                                         10,122        11,322
                                                                                ----------    ----------

SHAREHOLDERS' EQUITY
         Common stock $0.0l par value; authorized 7,500,000 shares;                    27            27
         issued 2,746,958 in 2005 and 2,669,120 shares in 2004; outstanding
         2,717,691 shares in 2005 and 2,639,853 shares in 2004
         Additional paid-in capital                                                26,240        26,240
         Retained earnings                                                          1,557         2,689
         Accumulated other comprehensive income                                       833         1,244
         Treasury stock, 29,267 shares at cost                                       (164)         (164)
                                                                                ----------    ----------

         Total shareholders' equity                                                28,493        30,036
                                                                                ----------    ----------

Total liabilities and shareholders' equity                                      $  38,615     $  41,358
                                                                                ==========    ==========

See notes to the consolidated financial statements.


                                         ISRAMCO INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands except for share information)


                                                                           YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  2005              2004              2003
                                                              ------------      ------------      ------------
                                                                                 (RESTATED)
Revenues and other income :
Operator fees from related party                              $       977       $       137       $       753
Oil and gas sales                                                   3,319             3,174             3,439
Revenue from Vessel                                                 1,520             2,034                --
Interest income                                                       293               729               760
Office services
         To related parties                                           476               592               635
         To others                                                    462               180               304
Capital gain                                                           --                --               549
Gain on marketable securities                                         551               240               872
Equity in net income of investees                                     661             1,365             1,098
Other                                                                (524)              492               475
                                                              ------------      ------------      ------------

                 Total revenues and other income                    7,735             8,943             8,885
                                                              ------------      ------------      ------------
Expenses :
Interest expense                                                      205               168                52
Cost of revenue from vessel                                         1,051             1,926                --
Accretion expense                                                      25                 5                43
Depreciation, depletion and amortization                            2,139             1,334               621
Lease operation expense and severance taxes                         1,458             1,149               872
Exploration costs                                                     110                --               165
Operator expense                                                      767               807               795
General and administrative
            To related parties                                        503               358               317
            To others                                               1,810             1,359             1,695
Impairment of oil and gas assets                                      759               268               617

                                                              ------------      ------------      ------------
               Total expenses                                       8,827             7,374             5,177
                                                              ------------      ------------      ------------


Income (loss) before income taxes                                  (1,092)            1,569             3,708
Income (taxes) benefit                                                (40)             (576)           (1,188)
                                                              ------------      ------------      ------------

Net income (loss) before cumulative effect                         (1,132)              993             2,520
Cumulative effect of change in accounting principle, net               --                --              (264)
                                                              ------------      ------------      ------------

Net income (loss)                                             $    (1,132)      $       993       $     2,256
                                                              ============      ============      ============

Earnings (loss) per share
Basic and diluted earnings (loss) per share for:
   Net income (loss) before cumulative effect                 $     (0.42)      $      0.38       $      0.95
   Cumulative effect of accounting change, net                         --                --             (0.10)
                                                              ------------      ------------      ------------
Net income (loss)                                             $     (0.42)      $      0.38       $      0.85
                                                              ============      ============      ============
Weighted average number of shares
   outstanding-basic                                            2,709,355         2,639,853         2,639,853
                                                              ============      ============      ============
Weighted average number of shares outstanding -diluted          2,709,355         2,640,751         2,639,853
                                                              ============      ============      ============

See notes to the consolidated financial statements.


                                                    ISRAMCO INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 (RESTATED) AND 2003 (RESTATED)


                                            COMMON STOCK
                                        ---------------------                 ACCUMULATED      RETAINED
                                                                ADDITIONAL       OTHER         EARNINGS                    TOTAL
                                          NUMBER                 PAID-IN     COMPREHENSIVE   (ACCUMULATED   TREASURY   SHAREHOLDERS'
                                         OF SHARES    AMOUNT     CAPITAL     INCOME (LOSS)      DEFICIT)      STOCK        EQUITY
                                        -----------  --------   ----------   -------------   ------------   ---------  -------------
                                                                  $ IN THOUSANDS, EXCEPT SHARE AMOUNTS
Balances at December 31, 2002            2,669,120   $     27   $   26,240   $        (544)  $       (560)  $   (164)  $     24,999
Comprehensive income:

Net Income                                                                                          2,256                     2,256
Net unrealized gain on available
  for sale marketable
  securities, net of taxes                      --         --           --             524             --         --            524
Net gain (loss) on foreign
  exchange rate, net of taxes                                                          609                                      609
                                                                                                                       -------------
                                                                                                                              3,389
                                        -----------  --------   ----------   -------------   ------------   ---------  -------------
Balances at December 31, 2003            2,669,120         27       26,240             589          1,696       (164)        28,388


Net Loss                                                                                              993                       993
Net unrealized gain on available
  for sale marketable
  securities, net of taxes                      --         --                          504                        --            504
Net realized gain (loss) on foreign
  exchange rate, net of taxes                                                          151                                      151
                                                                                                                       -------------
Total Comprehensive income                                                                                                    1,558
                                        -----------  --------   ----------   -------------   ------------   ---------  -------------
Balances at December 31, 2004            2,669,120         27       26,240           1,244          2,689       (164)        30,036
Shares issued for exercise of options       77,838         --           --                                                        -
Net Loss                                                                                           (1,132)                   (1,132)
Net unrealized gain on available
  for sale marketable securities,
  net of taxes                                                                         113                                      113
Net gain (loss) on foreign exchange
  rate, net of taxes                                                                  (524)                                    (524)
                                                                                                                       -------------
Total Comprehensive income (loss)                                                                                            (1,543)
                                        -----------  --------   ----------   -------------   ------------   ---------  -------------
Balances at December 31, 2005            2,746,958   $     27   $   26,240   $         833   $      1,557   $   (164)  $     28,493
                                        ===========  ========   ==========   =============   ============   =========  =============

See notes to the consolidated financial statements.


                                         ISRAMCO INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          2005              2004              2003
                                                                      ------------      ------------      ------------
                                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $    (1,132)      $       993       $     2,256

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation, depletion, amortization and provision for impairment          2,898             1,140             1,238
Accretion of asset retirement obligation                                       25                 5                43
Dry hole costs                                                                 --                --                99
Loss (gain) on marketable securities                                         (550)             (336)             (872)
Gain from sale of securities                                                   --                --              (549)
Equity in net loss (income) of investees                                     (661)           (1,366)           (1,098)
Cumulative effect of an accounting change                                      --                --               264
Deferred taxes                                                               (355)              790             1,532
Changes in assets and liabilities:
Accounts receivables                                                          172              (272)               53
Prepaid expenses and other current assets                                     169               160              (163)
Accounts payable and accrued expenses                                         980               462            (1,377)
Marketable securities trading                                                  --                --              (138)
                                                                      ------------      ------------      ------------
Net cash provided by operating activities                                   1,545             1,576             1,288
                                                                      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                         (4,703)           (1,098)             (676)
Investment in vessel                                                                         (9,028)               --
Proceeds from sale of oil and gas properties and equipment                                       14                --
Purchase of real estate                                                                          --                --
Purchase of marketable securities                                          (3,353)           (4,807)           (3,070)
Proceeds from sale of marketable securities                                 7,315             6,115             3,270
Proceeds from sale of other investment                                         --               609                --
                                                                      ------------      ------------      ------------
Net cash used in investing activities                                        (741)           (8,195)             (476)
                                                                      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Receipt of loans from banks                                                    --             9,800                --
Payments on short-term debt                                                (1,336)           (4,800)               --
Change in short-term credit from banks                                       (306)            1,277                --
                                                                      ------------      ------------      ------------
Net cash provided by financing activities                                  (1,642)            6,277                --
                                                                      ------------      ------------      ------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                        (838)             (342)              812

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2,087             2,429             1,617
                                                                      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $     1,249       $     2,087       $     2,429
                                                                      ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                              $       205       $       168       $        52
                                                                      ============      ============      ============
CASH PAID DURING THE PERIOD FOR TAXES                                 $        65       $        82       $        50
                                                                      ============      ============      ============

See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- General and Summary of Significant Accounting Policies:

[1] The Company

Isramco Inc. (the "Company") is primarily engaged in the acquisition, exploration, operation and development of oil and gas properties. As of December 31, 2005, the Company had oil and gas interests in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, and working interests in various properties located in Israel.

In addition, the Company owns real estate in Israel and a luxury cruise liner.

[2] Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Jay Petroleum, L.L.C., a Texas limited liability company (Jay); Jay Management L.L.C., a Texas limited liability company (Jay Management); IsramTec Inc., a Delaware corporation (IsramTec); Isramco Oil and Gas Ltd., an Israeli company; and Magic 1 Cruise Line, Corp., a British Virgin Island corporation. Inter-company balances and transactions have been eliminated in consolidation.

[3] Method of Accounting for Oil and Gas Operations

The Company follows the "successful efforts" method of accounting for its oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized on the Company's balance sheet if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Otherwise, well costs are expensed if a determination as to whether proved reserves were found cannot be made within one year following the completion of drilling and these criteria are not met.

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

[5] Investment in Affiliates

The Company uses the equity method to account for its investments in affiliate entities over which it has the ability to exercise significant influence over operating and financial policies.

[6] Equipment

Equipment, consisting of motor vehicles, office furniture and equipment, is carried at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets.

[7] Translation of Foreign Currencies

Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. The financial statements of Oil and Gas and the Israel branch the Company's Israeli subsidiaries have been translated into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation); at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. Depreciation is translated based on the historical dollar cost of the underlying assets. The net effects of currency translations were not material in any period.

[8] Earnings Per Share (EPS)

The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. For the year ended December 31, 2005, the Company's stock options were anti-dilutive.

[9] Cash Equivalents

Cash equivalents include short-term investments with original maturities of ninety days or less and are not limited in their use.

[10] Non-compete Agreements

Non-compete agreements are amortized over the terms of the agreements, which are generally from three to five years.

[11] Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum engineering firm estimates the Company's reserves. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories. At December 31, the Company's oil and gas reserves were attributable to non-producing reserves. Accordingly, the estimates of the Company's reserves are expected to change as additional information becomes available.

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

[12] Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, effective as of January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During 2005 and 2004, the Company reported impairment charges of $759,000 and $50,000 respectively, relating to its proved properties. During 2003, the Company recorded impairment charges of $248,000 relating to its proved properties and $81,000 related to the retirement obligation assets.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment value, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. During 2005, 2004 and 2003, the Company recorded impairments of $0, $218,000 and $288,000, respectively, relating to its unproved properties.

[13] Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

[14] Oil and Gas Revenues

The Company follows the entitlement method of accounting for recording oil and gas revenues under that method, any revenues received in excess of the Company's share is treated as a liability. If revenues received are less than the Company's share, the deficiency is recorded as an asset. The Company's imbalance position was not significant in terms of volumes or values at December 31, 2005 and 2004.

[15] Environmental

The Company is subject to extensive federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of no capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities were recorded at December 31, 2005 and 2004.

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


                                                                    Year Ended December 31,
                                                                        (in thousands)
                                                             ------------------------------------
                                                                2005         2004         2003
                                                             ----------   ----------   ----------
Net income (loss) reported.................................. $  (1,132)   $     993    $   2,256
  Deduct:
    Total stock based employee compensation expense
      determined under fair value based method for all
      awards, net of related income tax..................                        --           --
Pro forma net (loss)........................................    (1,132)         993        2,256
Net Loss Per Share..........................................
  Basic-as reported......................................... $   (0.42)   $    0.38    $    0.85
  Basic-pro forma...........................................     (0.42)        0.38         0.85
  Diluted-as reported.......................................     (0.42)        0.38         0.85
  Diluted-pro forma.........................................     (0.42)        0.38         0.85

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

[18] Reclassifications

Certain amounts in prior financial statements have been reclassified to conform to the 2005 financial statements presentation.

[19] New Pronouncements need to update

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, has been considered for the Company's derivative instruments.

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

Operator fees earned and related operator expenses are as follows:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------

                              2005               2004               2003
                         $ IN THOUSANDS     $ IN THOUSANDS     $ IN THOUSANDS
                        ----------------   ----------------   ----------------

Operator fees:
Nir 2                   $            --    $            --    $           559
Gad 1                               905                 --                 --
Med Ashdod Lease                     72                 --                 56
GAL C                                --                 72                 --
Marine North                         --                 --                 --
Marine Center                                           --                 66
Marine South                         --                 65                 72
                        ----------------   ----------------   ----------------

Operator Income         $           977    $           137    $           753
                        ================   ================   ================

Operator expenses       $           767    $           807    $           795
                        ================   ================   ================

In December 2003, the Company entered into a consulting agreement with Doron Avraham, the Vice President of the Company. Pursuant to this agreement, the Company agreed to pay the consultant the sum of $15,000 per month plus expenses in consideration of the services that he provides to the Company. The term of the consulting agreement expires in November 2007.

The Company paid Naphtha Israel Petroleum Corp., Ltd. ("Naphtha") $235,000, $228,000 and $197,000 for the years ended December 31, 2005, 2004 and2003, respectively, for rent and office, secretarial and computer services. Naphtha is the sole shareholder of Naphtha Holdings, Ltd., which is the record holder of 48.39% of the Company's outstanding common stock and which may be deemed to be controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Company.

The Company paid Equital Ltd. $148,375 consulting fee for Isramco's projects in US and in Israel .Equital is company controlled by Haim Tsuff, the chairman of the Board and Chief Executive Officer of the Company.

Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary of the Company, is the general partner of Isramco-Negev 2 Limited Partnership, from which the Company received management fees and expense reimbursements of $480,000 for each of the years ended December 31, 2005, 2004 and 2003.

In May 1996, the Company entered into a consulting agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of the Company. Pursuant to this consulting agreement, the Company pays the consultant $144,000 per annum in installments of $12,000 per month plus expenses in consideration of the services that Mr. Tsuff provides to the Company. In April 1997, the consulting fees payable under the agreement was increased to $240,000 per annum in installments of $20,000 per month. The term of the consulting agreement expires in May 2006. In the event that the Company terminates the agreement, the consultant will be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fees due for the remaining term of the agreement.

In November 1999, the Company entered into a consulting agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President of the Company, is a director. Pursuant to this consulting agreement, the Company pays the consultant $240,000 per annum in installments of $20,000 per month plus expenses in consideration of the services that he provides to the Company. The term of the agreement expires in May 2006. In the event that the Company terminates the agreement, , the consultant shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fees due for the remaining term of the agreement.

In December 2003, the Company awarded bonuses of $125,000 to its Chief Executive Officer and Chairman of the Board of Directors and $125,000 to its President.

In December 2004, the Company awarded a bonus of $150,000 to its Chief Executive Officer and Chairman of the Board of Directors.

In December 2005, the Company awarded bonuses of $150,000 to its Chief Executive Officer and Chairman of the Boards of Directors, $150,000 to its President and $75,000 to its Vice President.

In December 2004, the Company leased real estate to I.O.C. Israel Oil Company LTD pursuant to a two-year lease at a monthly rental of $7,000.

On January 1, 2001 the Company retained the services of I.O.C. Israel Oil Company LTD in connection with the operation of Jay Petroleum and Jay Management. The Company paid I.O.C. $120,000 for each of the years 2005, 2004 and 2003. I.O.C is a company fully owned by Naphtha Israel Petroleum Corporation, a company controlled by Haim Tsuff.

(NOTE C) - Investments in Affiliate

Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary of the Company, is the general partner of the Isramco Negev 2 Limited Partnership (the "Limited Partnership"). The daily management of the Limited Partnership is under the control of the general partner; however, matters involving the rights of the Limited Partnership unit holders are subject to supervision of a supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. Through IOG, the Company owns a 0.05% interest in the Limited Partnership, which is accounted for by the equity method of accounting due to the Company's ability to exercise significant influence over the Limited Partnership.

At December 31, 2005 and 2004, the Company owned 282,817,359 units (6.65% of the issued Limited Partnership units) of the Limited Partnership, with a cost of valued at $4,050,000 and market value of $6,768,000 and $6,498,000, respectively. This investment is also accounted for under the equity method of accounting.

Summarized financial information of the Limited Partnership is as follows (amounts in thousands) (unaudited):

                                        AS OF DECEMBER 31,
                                  ------------------------------
Balance Sheet                          2005            2004
                                  --------------  --------------

Current Assets                    $     127,661   $     128,016
Other Assets                              1,653           2,908
                                  --------------  --------------
Total Assets                            129,314         130,924
                                  ==============  ==============

Current Liabilities                         109             129
Equity                            $     129,205   $     130,795
                                  --------------  --------------
Total Liabilities and equity      $     129,314   $     130,924
                                  ==============  ==============


                                              Year Ended December 31,
                                  ----------------------------------------------
Statement of Operations                2005            2004            2003
                                  --------------  --------------  --------------

Income                            $      15,509   $      13,080   $      19,700
Expenses                                 (7,267)           (807)         (8,500)
                                  --------------  --------------  --------------
Net income                        $       8,242   $      12,273   $      11,200
                                  ==============  ==============  ==============

At December 31, 2005 and 2004 the Company also owned 7,877,248 of units (24.97% of the issued Partnership units) of the I.N.O.C Dead Sea Limited Partnership with a cost of $1,270,000 and value at $2,530,000 and $2,452,000, respectively. This investment is also accounted for under the equity method of accounting.

Summarized financial information of I.N.O.C. Dead Sea Limited Partnership is as follows (amounts in thousands - unaudited):

                                        AS OF DECEMBER 31,
                                  ------------------------------
Balance Sheet                          2005            2004
                                  --------------  --------------

Current Assets                    $      13,277   $      13,752
Other Assets                                 --              --
                                  --------------  --------------
Total Assets                      $      13,277          13,752
                                  ==============  ==============

Current Liabilities                          65              71
Equity                            $      13,212   $      13,681
                                  --------------  --------------
Total Liabilities and Equity      $      13,277   $      13,752
                                  ==============  ==============


                                              Year Ended December 31,
                                  ----------------------------------------------
Statement of Operations                2005            2004            2003
                                  --------------  --------------  --------------

Income                            $       1,495   $       2,488   $       2,070
Expenses                                   (262)           (300)         (1,400)
                                  --------------  --------------  --------------
Net income                        $       1,233   $       2,188   $         670
                                  ==============  ==============  ==============

(NOTE D) - Marketable Securities

At December 31, 2005 and 2004, the Company had net unrealized gains on marketable securities (trading and available for sale) of $1,538,000 and $1,717,000 respectively. Sales of marketable securities resulted in realized gains of $550,000, $240,000 and $872,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                                    DECEMBER 31, 2005              DECEMBER 31, 2004
                                              ----------------------------    ----------------------------
                                                  COST        MARKET VALUE       COST         MARKET VALUE
                                              ------------    ------------    ------------    ------------
Debentures and Convertible Debentures         $  3,852,000    $  3,981,000    $  2,222,000    $  3,164,000
Equity securities                                1,476,000       1,432,000       2,433,000       1,931,000
Investment Trust Funds                             145,000         157,000       1,091,000       1,108,000
                                              ------------    ------------    ------------    ------------
                                              $  5,473,000    $  5,570,000    $  5,746,000    $  6,203,000
                                              ============    ============    ============    ============

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange and on the OTC Bulletin Board, consist of the following:

            DECEMBER 31, 2005              DECEMBER 31, 2004
      ----------------------------    ----------------------------
          COST        MARKET VALUE       COST         MARKET VALUE
      ------------    ------------    ------------    ------------

      $  2,178,000    $  3,619,000    $  4,955,000    $  6,225,000
      ------------    ------------    ------------    ------------

(NOTE E) - Other assets - Investment in a high-tech company.

The Company sold 203,000 shares of high tech Company, Eyeblaster for $609,000 recognizing a gain of $549,000 in December 2003.

(NOTE F) - Oil and Gas Properties and Equipment

Annual rates of depreciation are as follows:

Office equipment and furniture                                       7%--20%
Motor vehicles                                                      15%--30%

                                                            2005                  2004
                                                       -------------         -------------
Transportation equipment                                     167,000               142,000
Office equipment                                             100,000               100,000
                                                       -------------         -------------
                                                             267,000               242,000
                                                       -------------         -------------
Less accumulated depletion,                                (174,000)             (170,000)
Equipment, net                                                93,000                72,000
                                                       -------------         -------------

A summary of property and equipment is as follows:
                                                            2005                  2004
                                                       -------------         -------------
Unproved properties                                    $      37,000                37,000
Proved Oil and gas properties                             10,552,000             7,305,000
Retirement obligation assets                                 230,000               108,000
Equipment                                                    271,000               242,000
                                                       -------------         -------------
                                                          11,090,000             7,692,000
Less accumulated depletion, depreciation,
amortization and provision for impairment                (5,970,000)           (4,502,000)
                                                       -------------         -------------
                                                           5,110,000             3,190,000
                                                       =============         =============

(NOTE G) Derivative Instruments

The Company enters into derivative contracts to provide a measure of stability in the cash flows associated with the Company's oil and gas production and to manage exposure to commodity price. The Company's objective is to lock in a range of oil and gas prices.

Derivative contracts not designated as hedges are "marked to market" at each period end and the increases or decreases in fair values recorded as other revenue in the statement of operations. No derivative instruments have been designated as cash flow hedges. During 2005, 2004 and 2003, the Company had recorded losses of $671,000, $0 and $0, respectively, related to its derivative instruments.

The Company is exposed to credit risk in the event of nonperformance by the counter party to these contracts, Bank of Oklahoma. However, the Company periodically assesses their credit worthiness to mitigate this credit risk.

(NOTE H) Debt

The Company's debt consists of the following as of:                   DECEMBER 31, 2005         DECEMBER 31, 2004
                                                                      -----------------         -----------------
Bank loan, repayable in 19 equal quarterly installments
(of principal and interest) over the period beginning
June 20, 2005, interest rate of LIBOR + 1% per annum, due
December 20, 2009                                                     $      4,267,000          $      5,002,000
Bank loan, due on March 29, 2005, interest of 3.35%                                 --                   600,000
                                                                      -----------------         -----------------
Total debt                                                                   4,267,000                 5,602,000
Less: current portion                                                       (1,010,000)                 (733,000)
                                                                      -----------------         -----------------
Long term debt                                                        $      3,257,000          $      4,869,000
                                                                      =================         =================

For purpose of securing its liability, the Company agreed to the placement of a lien on the cruise line vessel.

(NOTE I) EPS Computation

SFAS No. 128, "Earnings Per Share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The company's reconciliation is as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------
                                             2005                        2004                        2003
                                  -------------------------    -------------------------   -------------------------
                                     INCOME        SHARES         INCOME        SHARES        INCOME        SHARES
                                  ------------   ----------    ------------   ----------   ------------   ----------
Earnings (loss) - basic           $(1,132,000)    2,709,355    $    993,000    2,639,853   $  2,256,000    2,639,853
Effect of dilutive securities:
Stock options                              --            --              --          898             --           --
Earnings (loss) - diluted         $(1,132,000)    2,709,355    $    993,000    2,640,751   $  2,256,000    2,639,853

(NOTE J) Stock Options

The 1993 stock option plan (the 1993 Plan) was approved at the annual meeting of shareholders held in August 1993. At December 31, 2005, 50,000 shares of common stock were reserved for issuance under the 1993 Plan. Options granted under the 1993 Plan may be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options granted under the 1993 Plan may be exercised for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of the Company's common stock on the date of grant. All the options granted under the 1993 Plan to date were fully vested on the date of grant. The administrator of the 1993 Plan may set the exercise price for a nonqualified stock option at less than 100% of the fair market value of the Company's common stock on the date of grant.

A summary of the stock options outstanding under the 1993 Plan is presented below:

                                                WEIGHTED-AVERAGE

1993 Plan:                                  OPTIONS          EXERCISE PRICE
                                        ----------------    ----------------
Outstanding at December 31, 2002                 29,750     $          21.00
Granted                                              --                   --
Expired                                         (24,250)               23.39
                                        ----------------    ----------------
Outstanding at December 31, 2003                  5,500     $          10.45
Granted                                              --                   --
Expired                                          (2,500)               16.92
                                        ----------------    ----------------
Outstanding at December 31, 2004                  3,000     $           5.06
Expired                                          (3,000)                5.06
                                        ----------------    ----------------
Outstanding at December 31, 2005                     --     $             --
                                        ================    ================

No stock options were granted during 2005, 2004 and 2003. Shares of common stock reserved for future issuance under the 1993 plane are 20,050 shares.

(NOTE K) -- Income Taxes

Income (loss) before income taxes from U.S. and foreign results of operations is as follows:

                                              YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                       2005            2004            2003
                                  --------------  --------------  --------------
U.S.                              $    (600,000)  $   1,107,000   $   1,022,000
Foreign                                (492,000)        462,000       2,426,000
                                  --------------  --------------  --------------
Total                             $  (1,092,000)  $   1,569,000   $   3,448,000
                                  ==============  ==============  ==============

Total income tax expense (benefit) for each of the years ended December 31, 2005, 2004 and 2003 were allocated as follows:

                                              Year Ended December 31,
                                  ----------------------------------------------
                                       2005            2004            2003
                                  --------------  --------------  --------------
                                                    (RESTATED)
Income taxes (benefit)            $      40,000   $     576,000   $   1,188,000
Shareholders' equity for
  unrealized holding gains
  (losses) on marketable
  securities                            212,000         260,000          80,000
                                  --------------  --------------  --------------
Total                             $     252,000   $     836,000   $   1,268,000
                                  ==============  ==============  ==============

Income tax expense (benefit) attributable to income from continuing operations consist of:

                                              YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                       2005            2004            2003
                                  --------------  --------------  --------------
Current:
       State                      $      25,000   $      24,000   $      17,000
       Federal                               --              --       1,171,000
       Foreign                          370,000              --              --
Deferred federal                       (355,000)        552,000              --
                                  --------------  --------------  --------------
Total                             $      40,000   $     576,000   $   1,188,000
                                  ==============  ==============  ==============

The deferred tax assets (liabilities) as of December 31, 2005 and 2004 are as follows:

                                                               2005              2004
                                                           -------------     -------------
                                                                               (RESTATED)
Net unrealized depreciation (appreciation) of marketable   $   (523,000)     $   (589,000)
securities
Investments in partnerships                                  (2,510,000)       (2,780,000)
Basis differences in property and equipment                    (708,000)         (254,000)
Losses carry-forward                                            456,000           154,000
Foreign tax credit carry-forward                                370,000                --
Other timing differences                                         16,000                --
                                                           -------------     -------------
Total                                                      $ (2,899,000)     $ (3,469,000)
                                                           =============     =============

Reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes is as follows:

                                              YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                       2005            2004            2003
                                  --------------  --------------  --------------
                                                    (RESTATED)

Computed at U.S. statutory rates         (35.0)%           35.0%          35.0%
State income taxes, net of
  federal benefit                          2.3%             1.1%           0.5%
Foreign income taxes                      33.9%              --             --
Other                                     2.5%              0.6%         (1.05)%
                                          3.7%             36.7%         34.45%

(NOTE L) -- Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customer base includes several of the major United States oil and gas operating and production companies. Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at December 31, 2005.

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

(NOTE M) -- Luxury Cruise Liner

In March 2004, the Company purchased a luxury cruise liner for aggregate consideration of $8,050,000.

In March 2004, the Company borrowed approximately $7.5 million from commercial banks to finance the purchase of the vessel. The loans are secured by a lien on the vessel, marketable securities and a Company guarantee. As of December 31, 2005, approximately $4.3 million in principal of the loans remain outstanding. Interest on the loan accrues at the per annum rate of LIBOR+1% per annum.

Title to the vessel is held by Magic 1 Cruise Line Corp., a wholly owned subsidiary of the Company ("Magic").

The Company leased the vessel to a European-based tour operator for the period from April 21, 2005 through October 27, 2005 at a daily rate of $8,000.

(NOTE N) -- Commitments and Contingencies

COMMITMENTS:

The Company leases corporate office facilities under a three-year operating lease expiring in October 2006 at a monthly rental of $2,400 with escalation to $2,500 on November 2005. The Company is also responsible for its pro rate share of the operating expenses that exceed a certain threshold.

At December 31, 2005, future minimum lease payments under non-cancelable operating leases were approximately $26,000. Future annual minimum lease payments are follows:

                                                 Year Ending
                                                December 31,
                                                ------------

                2006                            $     26,000
                                                ------------
                                                $     26,000
                                                ============

CONTINGENCIES:

The Company is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the Company's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of the Company.

(NOTE O) - Geographical Segment Information

The Company's operations for 2005 involve two industry segments - the exploration, development production and transportation of oil and natural gas and holding and leasing its cruise line vessel. Prior to 2004, the Company operated in a single operating segment - oil and gas activities. Its current oil and gas activities are concentrated in the United States and Israel. Operating outside the United States subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war, terrorism and other political risks, risks of increased taxes and governmental royalties, renegotiation of contracts with government entities and change in laws and policies governing operations of foreign-based companies.

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


                                                      GEOGRAPHIC SEGMENTS
                                                      -------------------
                                                        (IN THOUSANDS)
                                                        --------------


                                                                                    TOTAL
                                                                                 OIL AND GAS                    CONSOLIDATED
                                                 UNITED STATES      ISRAEL        AND OTHER        VESSEL           TOTAL
                                                 -------------    ----------    -------------    ----------    --------------
         2005
Sales and other operating revenue                $       3,319    $    1,915    $       5,234    $    1,520    $        6,754
Costs and operating expenses                            (3,233)         (897)          (4,130)       (2,179)           (6,309)
                                                 -------------    ----------    -------------    ----------    --------------
Operating profit (loss)                                     86         1,018            1,104          (659)              445

Interest income                                                                                                           293
Interest expense                                                                                                         (205)
Gain on marketable securities and net gain
  in investee                                                                                                           1,212
General corporate expenses                                                                                             (2,313)
Other income                                                                                                             (524)
Income taxes                                                                                                              (40)
Net loss                                                                                                               (1,132)
Identifiable assets at December 31, 2005         $       5,236    $       68    $       5,304    $    8,479    $       13,783
Cash and corporate assets                                                                                              25,049
Total assets at December 31, 2005                                                                                      38,615

         2004
Sales and other operating revenue                $       3,174    $      909    $       4,083    $    2,034    $        6,117
Costs and operating expenses                            (2,309)         (816)          (3,125)       (2,364)           (5,489)
                                                 -------------    ----------    -------------    ----------    --------------
Operating profit (loss)                                    865            93              958          (330)              628
Interest income                                                                                                           729
Interest expense                                                                                                         (168)
General corporate expenses                                                                                             (1,717)
Gain on marketable securities and
  net income in investee                                                                                                1,605
Other income                                                                                                              492
Income taxes                                                                                                             (576)
Net loss                                                                                                                  993
Identifiable assets at December 31, 2004         $       3,135    $       59    $       3,194    $    8,590    $       11,784
Cash and corporate assets                                                                                              29,574
Total assets at December 31, 2004                                                                                      41,358

         2003
Sales and other operating revenue                $       3,582    $    1,549    $       5,131    $       --    $        5,131
Costs and operating expenses                             1,960          (820)          (2,780)         (150)           (2,930)
                                                 -------------    ----------    -------------    ----------    --------------
Operating profit (loss)                          $       1,622    $      729    $       2,351    $     (150)   $        2,201

Interest income and other corporate revenues                                                                              760
Net gain in investee and gain on marketable
  securities                                                                                                            1,098
General corporate expenses                                                                                             (2,012)
Internet expense                                                                                                          (52)
Capital gain                                                                                                              549
Other income                                                                                                              475
Accretion expenses                                                                                                        (43)
Income taxes                                                                                                           (1,188)
Net income before cumulative effect                                                                                     2,256
Identifiable assets at December 31, 2003         $       2,987    $       81    $       3,068    $       --    $        3,068
Net  property and equipment
Cash and corporate assets                                                                                              29,627
Total assets at December 31, 2003                                                                                      32,614

(NOTE P) -- Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. The fair value of a liability for an asset retirement obligation is the amount for which that liability could be settled in a current transaction between willing parties. The Company uses the expected cash flow approach for calculating asset retirement obligations. The liability is discounted using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. The changes in the liability for an asset retirement obligation due to the passage of time are measured by applying an interest method of allocation to the amount of the liability at the beginning of the period. This amount is recognized as an increase in the carrying amount of the liability and as accretion expense classified as an operating item in the statement of operations.

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

The cumulative effect of the change in accounting principles as of January 1, 2003 was $263,955, after taxes of $39,158.

The reconciliation of the beginning and ending asset retirement obligations for the years ended December 31, 2005 and 2004 is as follows (in thousands):

                                                                2005          2004
                                                             ----------    ----------

Asset retirement obligations, as of beginning of the year    $      314    $      766

Liabilities incurred                                                  7             8

Liabilities settled                                                  --            --

Accretion expense                                                    19            18

Revisions in estimated cash flows                                     3          (478)
                                                             ----------    ----------

Asset retirement obligations, as of end of year              $      343    $      314
                                                             ==========    ==========

(NOTE Q) -- Common Stock

In March 2005, the Company issued 38,919 shares of its common stock to each of Haim Tsuff, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Jackob Maimon, President of the Company. The shares were issued upon the exercise of options to purchase 69,995 shares common stock at an exercise price of $4.28 per share granted to each of Mr. Tsuff and Mr. Maimon on March 25, 2000. The options were exercised pursuant to "cashless" exercise provisions under which the number of shares of common stock issued upon exercise was reduced by the number of shares, valued at the closing price of the common stock on the Nasdaq Small Cap Market on the trading day immediately prior to exercise, equal to the aggregate exercise price of the option.

(NOTE R) -- Subsequent Events

(i) In January 2006, the Company entered into a settlement agreement and mutual release with the defendant parties named therein relating to the lawsuit initiated by the Company against the defendants in February 2004 in the Superior Court of California, County of Los Angeles, alleging breach of contract and tort claims in connection with an agreement between the Company and the defendants to jointly purchase and develop certain parcels of real estate outside Los Angeles. The agreement provides for the settlement of the action with no finding or admission of fault on the part of any party and, pursuant thereto, certain of the defendants paid to the Company $2,500,000 as reimbursement for costs and expenses incurred by the Company in connection with its pursuit of the real estate investment opportunity that was the subject of the action. Under the agreement, the Company and the defendants mutually released one another from any claims or causes of actions arising out of or relating to the action, any claim that could have been asserted in the action, and any and all claims and/or allegations relating to the real estate (and the development thereof) that was the subject of the action.

(ii) In February 2006, the Company entered into a settlement agreement and mutual release with the defendant parties named therein relating to the lawsuit initiated by the Company against the defendants in 2004 in the District Court of Harris County, Texas, alleging a tort claim in connection with an agreement between the Company and a third party pursuant to which the Company purchased all of the outstanding capital stock of a company that owns oil and gas assets in Illinois. Under the agreement the defendants paid the Company $550,000 and the Company filed a motion to dismiss its claims against the defendants with prejudice.

As a result of the payment received under the settlements agreement, the Company anticipates recorded a net gain of approximately $2,500,000 (after payment of legal fees and other expenses) during 2006.

(NOTE S) -- Restatement

The Company has restated its 2004 financial statements from the amounts previously reported. The restatements include adjustments to the calculation of the deferred tax in 2004 related to temporary differences that originated prior to 2003. Following is a summary of the restatement adjustments:

                                               AS REPORTED      ADJUSTMENTS      AS RESTATED
2004 SUMMARY BALANCE SHEET
Total assets                                   $    41,358               --      $    41,358
Current Liabilities                                  2,670               --            2,670
Assets retirement obligation                           314               --              314
Deferred tax obligation                              2,989              480            3,469
Current portion of long-term bank loan               4,869               --            4,869
Total Long term Liabilities                          8,172              480            8,652
Total Liabilities                                   10,842              480           11,322
Total Shareholder's Equity                          30,516             (480)          30,036

                                               AS REPORTED      ADJUSTMENTS      AS RESTATED
2004 SUMMARY STATEMENT OF OPERATIONS

Total Revenues                                 $     8,943      $        --      $     8,943
Total Expenses                                       7,374               --            7,374
Income before taxes                                  1,569               --            1,569
Income taxes                                        (1,589)           1,013             (576)
Net Income                                     $       (20)     $     1,013      $       993
Earning Per Share                              $        --      $      0.38      $      0.38

(NOTE T) -- Supplementary Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of the Company for 2005, 2004 and 2003 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                               2005       2004            2003
                                             --------   --------   -------------------
                                              UNITED     UNITED     UNITED     CONGO
                                              STATES     STATES     STATES
                                             --------   --------   --------   --------
Unproved properties not being amortized      $     --   $     --   $     --   $    150
Proved property being amortized                10,566      7,427      6,352         --
Accumulated depreciation, depletion
amortization and impairment                    (5,347)    (4,316)    (3,338)      (150)
                                             --------   --------   --------   --------
Net capitalized costs                        $  5,219   $  3,111   $  3,014   $     --
                                             ========   ========   ========   ========

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

                                               2005       2004            2003
                                             --------   --------   -------------------
                                              UNITED     UNITED     UNITED     CONGO
                                              STATES     STATES     STATES
                                             --------   --------   --------   --------
Property acquisition costs--proved and
unproved properties
Exploration costs                            $  2,557   $     --   $    260   $     --
Development costs                                 110         --         22         54
                                                  582      1,098        393         --
(Israel exploration costs in 2005-$110,
2004-$0 and 2003-$88)

    RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                    2005       2004            2003
                                                  --------   --------   -------------------
                                                   UNITED     UNITED     UNITED     CONGO
                                                   STATES     STATES     STATES
                                                  --------   --------   --------   --------
Oil and gas sales                                 $  3,319   $  3,174   $  3,439   $     --
Lease operating expense and severance taxes         (1,457)    (1,149)      (872)        --
Depreciation, depletion, amortization
and provision for impairment                         1,397     (1,181)    (1,088)      (150)
Exploration costs                                     (160)        --        (22)       (54)
Income (Loss) before tax provision                --------   --------   --------   --------
Provision for income taxes                             305        843      1,457       (204)
                                                        --         --         --         71
Results of operations                             --------   --------   --------   --------
                                                  $    305   $    843   $  1,457   $   (133)
                                                  ========   ========   ========   ========

OIL AND GAS RESERVES

Oil and gas proved reserves cannot be measured exactly. The engineers interpreting the available data, as well as price and other economic factor base reserve estimates on many factors related to reservoir performance, which require evaluation. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision, as additional data become available during the producing life of a reservoir. When a commercial reservoir is discovered, proven reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define theextent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the reserve estimate. The evolution of technology may also result in the application of improved recovery techniques such as supplemental or enhanced recovery projects, or both, which have the potential to increase reserves beyond those envisioned during the early years of a reservoir's producing life.

The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 2005, 2004 and 2003, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompilation. All of the Company's proved reserves are in the United States. The Company's oil and gas reserves are priced at $58.80 per barrel and $9.30 per Mcf, respectively, at December 31, 2005.

                                               OIL BBLS         GAS MCF
                                              ----------       ----------
December 31, 2002                                161,933        3,919,474

Revisions of previous estimates                   55,261         (317,234)
Acquisition of minerals in place                      --               --
Sales of minerals in place                            --               --
Production                                       (19,294)        (599,000)

December 31, 2003                                197,900        3,003,240
                                              ==========       ==========
Revisions of previous estimates                  (40,031)        (522,242)
Acquisition of minerals in place
Sales of minerals in place                            --               --
Production                                       (17,789)        (469,558)
December 31, 2004                                140,080        2,011,440
                                              ==========       ==========

Revisions of previous estimates                  (20,269)        (118,402)
Acquisition of minerals in place                   1,280          106,670
Sales of minerals in place                            --               --
Production                                       (15,723)        (355,008)
December 31, 2005                                105,368        1,644,700
                                              ==========       ==========

The Company's proved developed reserves are as follows:

                                      DEVELOPED                     UNDEVELOPED
                            ----------------------------   ----------------------------
                             OIL BBLS           GAS MCF     OIL BBLS           GAS MCF
                            ----------        ----------   ----------        ----------
December 31, 2005             105,368          1,644,700     20,652            484,101
December 31, 2004             140,080          2,011,440     32,880            334,100
December 31, 2003             197,900          3,003,240         --            516,440
December 31, 2002             161,933          3,919,474         --            138,050

Interest in proved reserves of unconsolidated affiliates

                             OIL BBLS           GAS MCF
                            ----------        ----------
December 31, 2005                              1,979,000
December 31, 2004                  --          1,979,000
December 31, 2003                  --          1,979,000

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

                                                                  2005            2004             2003
                                                             --------------   --------------   --------------
Future cash inflows                                          $   20,859,000   $   16,308,760   $   21,705,930
Future development costs                                           (158,000)         (73,800)        (160,780)
Future production costs                                          (4,547,000)      (6,691,180)      (7,453,960)
                                                             --------------   --------------   --------------
Future net cash flows                                            16,154,000        9,548,750       14,091,190
Future income tax expenses                                       (1,965,000)      (3,426,575)      (4,791,004)
Annual 10% discount rate                                         (5,666,000)        (300,190)      (4,650,009)
                                                             --------------   --------------   --------------
Standardized measure discounted future net cash flows        $    8,523,000   $    6,001,810   $    4,650,177
                                                             ==============   ==============   ==============

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                                             2005             2004             2003
                                                                        --------------   --------------   --------------
Beginning of the year                                                   $    6,001,810   $    4,650,177   $    5,875,253
Sales and transfers of oil and gas produced, net of production costs        (1,862,000)      (2,025,000)      (2,567,000)
Net changes in prices and production costs                                  12,533,000        2,475,000               --
Net changes in income taxes                                                  1,461,575        1,364,429          113,710
Changes in estimated future development costs, net of current
  development costs                                                            (84,200)          86,980           29,097
Acquisition of minerals in place                                             3,656,740        1,074,485               --
Revision of previous estimates and other                                    (7,818,115)      (5,974,080)         631,911
Changes in discount                                                         (5,365,810)       4,349,819          567,206
                                                                        --------------   --------------   --------------
End of year                                                             $    8,523,000   $    6,001,810        4,650,177
                                                                        ==============   ==============   ==============

(NOTE U) -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        QUARTER ENDED
                                                                        -------------
(amounts in thousands, except per share data)
                                                   MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31     TOTAL
                                                     2005         2005        2005           2005         2005
                                                     ----         ----        ----           ----         ----
Total Revenues                                     $  2,201     $  1,621    $  3,301       $    612     $  7,735
Net Income (loss) before taxes                     $    460     $   (752)   $  1,342       $ (2,142)    $ (1,092)
Cumulative effect of an accounting change          $     --     $     --    $     --       $     --     $     --
Net Income (loss)                                  $    304     $   (596)   $    992       $ (1,832)    $ (1,132)

Earnings (loss) per Common Share
-Basic and Diluted                                 $   0.11     $  (0.22)   $   0.36       $  (0.67)    $  (0.42)


                                                                        QUARTER ENDED
                                                                        -------------

                                                   MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31     TOTAL
                                                     2004         2004        2004           2004         2004
                                                     ----         ----        ----           ----         ----
Total Revenues                                     $  1,893     $  1,526    $  3,122       $  2,402     $  8,943
Net Income (loss) before taxes                     $    915     $    273    $    588       $   (207)    $  1,569
Cumulative effect of an accounting change          $     --     $     --    $     --       $     --     $     --
Net Income (loss)                                  $    845     $     --    $   (595)      $    743     $    993

Earnings (loss) per Common Share
-Basic and Diluted                                 $   0.32     $   0.00    $  (0.23)      $   0.29     $   0.38


                                                                        QUARTER ENDED
                                                                        -------------

                                                   MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31     TOTAL
                                                     2003         2003        2003           2003         2003
                                                     ----         ----        ----           ----         ----
Total Revenues                                     $  1,974     $  2,942    $  1,928       $  2,041     $  8,885
Net Income (loss) before taxes                     $    852     $  1,906    $    826       $    124     $  3,708
Cumulative effect of an accounting change          $  (264)     $     --    $     --       $     --     $   (264)
Net Income                                         $    588     $  1,906    $    808       $ (1,046)    $  2,256

Earnings (loss) per Common Share
-Basic and Diluted                                 $   0.22     $   0.72    $   0.31       $  (0.40)    $   0.85