Form 10-Q
period 2006-03-31
ISRAMCO INC
filed 2006-05-22
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 or

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

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|


         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes  |_|     No  |X|

         The number of shares outstanding of the registrant's Common Stock as May 22, 2006 was 2,717,691.

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2006 and December 31, 2005        1

         Consolidated Statements of Operations for the three months ended
           March 31, 2006 and 2005                                                  2

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 2006 and 2005                                                  3

         Notes to Consolidated Financial Statements                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operation                                                             9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                 13

Item 4. Disclosure Controls and Procedures                                         13

PART II. OTHER INFORMATION                                                         14

Item 1. Legal Proceedings                                                          14

Item 1A.Risk Factors                                                               14

Item 2. Changes in Securities                                                      14

Item 3. Defaults upon senior securities                                            15

Item 4. Submission of Matters to a Vote of Security Holders                        15

Item 5. Other Information                                                          15

Item 6. Exhibits                                                                   15

Signatures                                                                         16

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

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                             March 31,    December 31,
                                                                               2006           2005
                                                                             --------       --------
                                                                            (Unaudited)
                            ASSETS
Current assets:
         Cash and cash equivalents                                           $  3,300       $  1,249
         Marketable securities, at market                                       5,737          5,570
         Accounts receivable - Trade                                              692            605
         Prepaid expenses and other current assets                                163             98
                                                                             --------       --------
                  Total current assets                                          9,893          7,522

Property and equipment (successful efforts method for oil and gas
properties)                                                                     5,221          5,110
Real Estate                                                                     1,887          1,887
Marketable securities, at market                                                3,777          3,619
Investment in affiliates                                                       12,384         11,836
Investment in Vessel                                                            5,978          8,479
Other                                                                             162            162
                                                                             --------       --------
                  Total assets                                               $ 39,301       $ 38,615
                                                                             ========       ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                               $  2,336       $  2,243
         Credit from banks                                                        593            370
         Bank loan                                                              1,019          1,010
                                                                             --------       --------
                  Total current liabilities                                     3,948          3,623
                                                                             --------       --------
Long-Term Liabilities
Asset retirement obligations                                                      323            343
Deferred tax liability                                                          3,146          2,899
Current portion of long-term bank loan                                          2,998          3,257
                                                                             --------       --------
                  Total Long-Term Liabilities                                   6,467          6,498
                                                                             --------       --------
                  Total Liabilities                                            10,415         10,122
                                                                             --------       --------
Commitments and contingencies

Shareholders' Equity
    Common stock $.0l par value; authorized 7,500,000 shares;
    issued 2,746,958 shares; outstanding 2,717,691 shares                          27             27
         Additional paid-in capital                                            26,240         26,240
         Retained earnings                                                      1,951          1,557
         Accumulated other comprehensive income                                   832            833
         Treasury stock, 29,267 shares                                           (164)          (164)
                                                                             --------       --------
                  Total shareholders' equity                                   28,886         28,493
                                                                             --------       --------
                  Total liabilities and shareholders' equity                 $ 39,301       $ 38,615
                                                                             ========       ========

             See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                     -----------------------------
                                                         2006              2005
                                                     -----------       -----------
REVENUES:
         Operator fees from related party            $        21       $        18
         Oil and gas sales                                   664               845
         Interest income                                     254               101
         Office services to affiliate and other              185               183
         Gain on marketable securities                       285               226
         Equity in net income of investees                   706               799
         Net gain on legal settlements                     2,565              --
         Other income                                        565                29
                                                     -----------       -----------
Total revenues                                             5,245             2,201
                                                     -----------       -----------

COSTS AND EXPENSES:
         Financial expenses                                  123                65
         Depreciation, depletion and
           amortization and impairment                       502               507
         Cost of revenue                                     865               297
         Accretion                                          --                   4
         Lease operating expenses and
           severance taxes                                   221               305
         Exploration costs                                  --                --
         Operator expense                                    176               223
         General and administrative                          408               340
         Impairment of vessel                              2,200              --
                                                     -----------       -----------
Total expenses                                             4,495             1,741
                                                     -----------       -----------
Income before income taxes                                   750               460

Income taxes                                                (356)             (156)
                                                     -----------       -----------
Net income                                           $       394       $       304
                                                     ===========       ===========

Earnings per common share-basic and diluted          $      0.14       $      0.11
                                                     ===========       ===========

Weighted average number of shares
   outstanding-basic and diluted                       2,717,691         2,717,691
                                                     ===========       ===========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                               2006          2005
                                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                          $   394       $   304
         Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization                                517           507
         Impairment of vessel                                                  2,200          --
         Accretion                                                              --               4
         Loss (gain) on marketable securities                                   (285)         (226)
         Gain on sale of oil any gas properties
         Equity in net loss (gain) of investees                                 (706)         (799)
         Deferred taxes                                                          247           116

         Changes in assets and liabilities:
         Accounts receivable                                                     (88)          239
         Prepaid expenses and other current assets                               (66)           54
         Accounts payable and accrued liabilities                                 92          (191)
                                                                             -------       -------
         Net cash provided by operating activities                             2,305             8
                                                                             -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Addition to property and equipment                                     (346)       (1,073)
         Purchase of marketable securities                                      (785)       (1,456)
         Proceeds from sale of marketable securities                             903         3,023
                                                                             -------       -------
Net cash provided by (used in) investing activities                             (228)          494
                                                                             -------       -------

NET CASH FROM FINANCING ACTIVITIES:
         Repayment of loans                                                     (250)         --
         Change in short-term credit from bank                                   223          (807)
                                                                             -------       -------
Net cash used in financing activities                                            (27)         (807)
                                                                             -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,051          (305)

Cash and cash equivalents-beginning of period                                  1,249         2,087
                                                                             -------       -------
Cash and cash equivalents-end of period                                      $ 3,300       $ 1,782
                                                                             =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                            $   123       $    65
                                                                             =======       =======
         Cash paid during the period for taxes                               $  --         $  --
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain re-classification of prior year amounts have been made to conform to current presentation.

Stock-Based Compensation

On January 1, 2006 Isramco adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Isramco adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, Isramco accounted for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Isramco did not have any compensation expense for the three months periods ended March 31, 2006 and 2005, as there were no options granted in either of the periods and options historically granted were fully vested on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                                                  THREE MONTH
                                                                                                 ENDED MARCH 31,
                                                                                                     2005
                                                                                                  -----------
Net income, as reported                                                                           $   304,000
                                                                                                  ===========
Add:  Total stock-based employee compensation expense determined under intrinsic value based
         method for all awards, net of related tax effects                                               --
Deduct:  Total stock-based employee compensation expense determined under fair value based
         method for all awards, net of related tax effects                                               --
                                                                                                  -----------

Pro forma net income                                                                              $   304,000
                                                                                                  ===========
Net income per share:
            Basic - as reported                                                                   $      0.11
                                                                                                  -----------
            Basic - pro forma                                                                     $      0.11
                                                                                                  -----------
            Diluted - as reported                                                                 $      0.11
                                                                                                  -----------
            Diluted - pro forma                                                                   $      0.11
                                                                                                  -----------

NOTE 2 - CONSOLIDATION

The consolidated financial statements include the accounts of Isramco, its direct and indirect non U.S. based wholly-owned subsidiaries Isramco Oil and Gas Ltd. ("Oil and Gas") and Magic 1 Cruise Line Corp. ("Magic") and its U.S. based wholly-owned subsidiaries: Jay Petroleum, L.L.C. ("Jay"), Jay Management L.L.C. ("Jay Management") and IsramTec Inc. ("IsramTec"). Intercompany balances and transactions have been eliminated in consolidation.


NOTE 3 - OIL AND GAS PROPERTIES

Isramco follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of the well are charged to expense. The costs of development wells are capitalized whether successful or unsuccessful. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded.


NOTE 4 - INVESTMENT IN VESSEL

In February 2006, Isramco's wholly owned subsidiary Magic entered into a bareboat charter with a tour operator pursuant to which the luxury cruise liner is being leased for three specific periods, with the first such period having commenced on April 6, 2006 and scheduled to terminate on November 5, 2006, the period thereafter to commence on March 29, 2007 and terminate on October 28, 2007 and the third period to commence on April 8, 2008 and terminate on November 7, 2008, at a daily rate of $8,000. The operator may cancel the second and third charter periods by giving a written notice to the Magic to such effect by no later that November 1, 2006 and it may cancel the third charter period by giving a written notice to the Magic to such effect by no later than November 1, 2007.

Following management's assessment conducted at the end of the three months period ending March 31, 2006, management believes that there has been a decrease in the fair market value of Isramco's investment in such vessel based on the vessel's recoverable amount due to a re-evaluation of the vessel's expected maintenance costs. As a consequence thereof, Isramco believes the investment to have been impaired. Accordingly, Isramco recorded an impairment charge for the three months ended March 31, 2006, in the amount of $2,200,000.

NOTE 5 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The reconciliation is as follows:

                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                           2000                            2005
                                                           ----                            ----
                                                  Income          Shares          Income          Shares
                                                ----------      ----------      ----------      ----------
Earnings per common share-Basic                 $  394,000       2,717,691      $  304,000       2,717,691
Effect of dilutive securities of
stock options                                         --              --              --              --
                                                ----------      ----------      ----------      ----------
                                                $  394,000       2,717,691      $  304,000       2,717,691
                                                ==========      ==========      ==========      ==========

NOTE 6 - GEOGRAPHICAL SEGMENT INFORMATION

Isramco's operations for 2006 involve two industry segments - the exploration, development production and transportation of oil and natural gas and the holding and leasing its cruise line vessel. Prior to 2004 Isramco operated in a single operating segment - oil and gas activities. Its current oil and gas activities are concentrated in the United States and Israel. Operating outside the United States subjects the company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration. Nationalization, war and other political risks, risks of increase of takes and governmental royalties, renegotiation of contracts with governmental royalties, renegotiation of contracts with government entities and change in laws and policies governing operations of foreign-based companies.

Isramco's oil and gas business is subject to operating risks associated with the exploration, and production of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities of formations. In additions, oil and gas prices have fluctuated substantially in recent years as a result of events, which were outside of Isramco's control. Isramco does not directly operator the operators. This segment of Isramco's business is subject to many risks all of which cannot be presently anticipated, including losses resulting from unexpected repairs and maintenance and competition.

                               GEOGRAPHIC SEGMENT

                                               UNITED                       TOTAL                       CONSOLIDATED
                                               STATES         ISRAEL      OIL AND GAS       VESSEL         TOTAL
                                              --------       --------     -----------      --------       --------

Identifiable assets at March 31, 2006         $  5,122       $     23       $  5,145       $  5,978       $ 11,122
Cash and corporate assets                                                                                 $ 28,179
                                                                                                          --------
Total assets at March 31, 2006                                                                            $ 39,301
                                                                                                          ========

Identifiable assets at December 31, 2005      $  5,326       $     68       $  5,304       $  8,479       $ 13,783
Cash and corporate assets                                                                                   25,049
                                                                                                          --------
Total Assets at December 31, 2005                                                                         $ 38,615
                                                                                                          ========

Three Months Ended March 31, 2006

Sales and other operating revenue             $    699       $    171       $    870           --         $    870
Costs and operating expenses                  $   (416)      $     (5)      $   (421)        (1,166)      $ (1,588)
                                              ========       ========       ========       ========       ========
Operating profit                              $    283       $   (166)      $    449         (1,166)      $   (718)

Interest Income                                                                                                254
Financial expenses, net                                                                                       (123)
General corporate expenses                                                                                    (585)
Gain on marketable securities and                                                                              285
   equity in net Income of investees                                                                           706
Other income                                                                                                 3,130
Impairment of vessel                                                                                         2,200
Income taxes                                                                                                  (356)
                                                                                                          --------
Net Income                                                                                                $    394
                                                                                                          ========


Three Months Ended March 31, 2005

Sales and other operating revenue             $    860       $    153       $  1,013           --         $  1,013
Costs and operating expenses                  $   (565)      $   (228)      $   (793)      $   (567)      $ (1,360)
                                              --------       --------       --------       --------       --------
Operating profit                              $    295       $    (75)      $    220       $   (567)      $   (348)
                                              ========       ========       ========       ========       ========
Interest Income                                                                                                101
Financial expenses, net                                                                                        (65)
General corporate expenses                                                                                    (283)
Gain on marketable securities                                                                                  226
   equity in net Income of investees                                                                           800
Other income                                                                                                    29
Income taxes                                                                                                  (156)
                                                                                                          --------
Net Income                                                                                                $    304
                                                                                                          ========

NOTE 7 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the three month period ended March 31, 2006 and 2005 was as follows:

                                                                                       Three months
                                                                                      ended March 31,
                                                                                      2006        2005
                                                                                     -----       -----
Net Income                                                                           $ 394       $ 304
Other comprehensive gain (loss)
-Unrealized gain (loss) on available-for-sale securities                               104         192
-Foreign currency translation adjustments of the Israeli Branch and the limited
     partnerships                                                                     (104)       (120)
                                                                                     -----       -----
Comprehensive income                                                                 $ 394       $ 316
                                                                                     =====       =====

NOTE 8 - CONTINGENCIES

Isramco is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, Isramco's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of Isramco.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THIS REPORT ON FORM 10-Q AS WELL AS THOSE CONTAINED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005. ISRAMCO, INC. DISCLAIMS ANY OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS.

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

         During the three months ended March 31, 2006, the Company's consolidated cash and cash equivalents increased by $2,051,000 from $1,249,000 at December 31, 2005 to $3,300,000 at March 31, 2006. The increase in the Company's consolidated cash and cash equivalents is primarily attributable to the receipt of $2,565,000 from the settlement of two lawsuit initiated by the Company.

         Net cash used in investing activities for the three-month period ended March 31, 2006 was $228,000 as compared to $494,000 provided during the three-month period ended March 31, 2005. The net cash used during the three month period ended March 31, 2005 are primarily attributable to investments in drilling of gas wells in Texas.

         The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities form working capital.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

         The Company reported net gain of $394,000 ($0.14 per share) for the three-month period ended March 31, 2006 compared to net income of $304,000 ($0.11 per share) for the corresponding three-month period in 2005. The increase in net gain during the three month period ended March 31, 2006 is primarily attributable to recording of a non-recurring one time receipt of $2,565,000 for the settlement of certain lawsuits that were initiated by the Company, offset by decrease in oil and gas sales and impairment of the cruise line vessel discussed below.

Set forth below is a break-down of these results.


United States

Oil and Gas Revenues (in thousands)

                                                    Three Months ended March 31,
                                                        2006        2005

Oil Volume Sold (Bbl)                                      3.5           4

Gas Volume Sold (MCF)                                     61.5         110

Oil Sales ($)                                              209         167

Gas Sales ($)                                              449         640

Average Unit Price

Oil ($/Bbl) *                                         $  58.90      $42.10

Gas ($/MCF) **                                        $   7.30       $5.80


     * Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

     ** MCF - 1,000 Cubic Feet

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

         The Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2005 are approximately 106,638 net barrels of proved developed producing oil and 1,645 net MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

         During the three months ended March 31, 2006 the Company continued to invest in drilling activities in the Barnett Shale in North Central Texas (Parker County) in which the Company holds 15% working interests. To date five gas wells have been drilled and so far only one has been completed for production, two being completed and the others are waiting for completion.

OPERATOR'S FEES

         During the three months ended March 31, 2006, the Company earned $21,000 in operator fees compared to $18,000 respect of the corresponding period in 2005.

OIL & GAS REVENUES

         For the three months ended March 31, 2006, the Company had oil and gas revenues of $664,000 compared to $845,000 for the corresponding period in 2005. The decrease in the 2006 period as compared to the same period in 2005 is primarily attributable to decline of production in the oil and gas wells and shutdown of the production caused by unanticipated pipeline maintenance in one of the fields.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

         Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the three months ended on March 31, 2006 were $221,000 compared to $305,000 for the same period in 2005.

INTEREST INCOME

         Interest income during the three months ended March 31, 2006 was $254,000 compared to $101,000 for the same period in 2005. The decrease in interest income earned by the company during the three months ended March 31, 2006 compared to the comparable period in 2005 is primarily attributable to interest earned on marketable securities.


GAIN (LOSS) ON MARKETABLE SECURITIES

         During the three months ended March 31, 2006, the Company recognized net realized and unrealized gain on trading securities of $285,000 compared to net realized and unrealized gain of $226,000 for the same period in 2005.

         Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

CRUISE LINE VESSEL EXPENSES

         Expenses of the Vessel for the three months ended March 31, 2006 were $865,000 compared to expenses of $297,000 during the corresponding period in 2005. The increase in vessel related expenses during the three months ended March 31, 2006 is due to maintenance expenses accrued during such period as preparation of the vessel for the Cruise season.

OPERATOR EXPENSE

         Operator expenses for the three months ended March 31, 2006 period were $176,000 compared to $223,000 for the corresponding period in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three month period ended March 31, 2006 were $408,000 as compared to $340,000 for the corresponding three months in 2005.

DEPRECIATION, DEPLETION AND AMORTIZATION

         Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the Cruise line vessel.

         During three month ended March 31, 2006, the Company recorded $502,000 compared to $507,000 in the first quarter of 2005.

EQUITY NET INCOME OF INVESTEE

         The Company's equity in the net income of investee for the first quarter of 2006 was $706,000 compared to its net income of investee of $799,000 for the first quarter of 2005. The net income is primarily attributable to the gain of marketable securities held by the limited partnerships Isramco Negev 2 and I.O.C. Dead Sea LP, affiliates of the Company.

NET GAIN ON LEGAL SETTLEMENTS

         Net Gain on Legal Settlements in 2006 is attributable to the receipt of approximately $3,050,000 million from the settlement by the Company in February 2006 of certain lawsuits that it initiated. Consistent with the agreements with the defendants settling these lawsuits, the Company recorded a net gain of $2,565,000.

OTHER INCOME

         Other income in the three months ended March 31, 2006 was $565,000 compared to $29,000 during the corresponding period in 2005. Other income in 2006 is primarily attributable to $560,000 related to the mark to market of swap contracts on oil and gas prices.

IMPAIRMENT OF ASSETS

         The Company recorded an impairment charge in the amount of $2,200,000 in the three months ended March 31, 2006 by reducing the value of the cruise line vessel. The impairment was recorded due to management's belief that there has been a decrease in the fair value of the vessel as of the end of the first quarter due to a re-evaluation of the vessel's recoverable amount based on the vessel's expected maintenance costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in these market risks since the end of the fiscal year 2005.

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

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (and our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based of the foregoing, our Chief Executive Officer (and Principal Financial Officer) concluded that our disclosure controls and procedures were effective.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 1A.  RISK FACTORS

         The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

         In March 2004, the Company purchased a luxury cruise liner (the "Vessel") for aggregate consideration of $8,050,000. The Vessel is being operated by the Company's wholly owned subsidiary Magic.

         Based on a re-evaluation of the vessel's recoverable amount that is based on a revision of the vessel's anticipated maintenance costs, the Company's management believes that there has been a decrease in the fair market value of the vessel and that the Company's investment in the vessel has thus been impaired. Accordingly, the Company recorded an impairment charge of $2,200,000 for the three months ended March 31, 2006. The Company periodically re-evaluates the carrying value of the vessel. No assurance can be given that future developments in the cruise line industry generally or in the costs associated with the maintenance of the vessel will not result in additional impairment to the value of the vessel.


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

                                  ISRAMCO, INC.



DATE: MAY 22, 2006                                   BY /S/ HAIM TSUFF
                                                        -------------------
                                                     CHAIRMAN OF THE BOARD,
                                                     CHIEF EXECUTIVE
                                                     AND PRINCIPAL
                                                     FINANCIAL AND ACCOUNTING
                                                     OFFICER