Form 10-Q
period 2006-06-30
ISRAMCO INC
filed 2006-08-14
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006
                                       or

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

        The number of shares outstanding of the registrant's Common Stock as August 10, 2006 was 2,717,691.


                                      INDEX
                                                                                                       PAGE
                                                                                                       ----
   PART I - FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Consolidated Balance Sheets at June 30, 2006 and December 31, 2005                            1

            Consolidated Statements of Operations for the three and six months
            ended June 30, 2006 and 2005                                                                  2

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 2006 and 2005                                                                        3

            Notes to Consolidated Financial Statements                                                    4

   Item 2.  Management's discussion and analysis of Financial Condition and
            Result of Operation                                                                           8

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                                    11

   Item 4. Controls and Procedures                                                                       12

   PART II.OTHER INFORMATION

   Item 1. Legal Proceedings                                                                             13

   Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of
           Equity Securities                                                                             13

   Item 3. Defaults upon senior securities                                                               13

   Item 4. Submission of Matters to a Vote of Security Holders                                           13

   Item 5. Other Information                                                                             14

   Item 6. Exhibits                                                                                      14

              Signatures                                                                                 15


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




                                     ISRAMCO INC. AND SUBSIDIARIES
                                    (A) CONSOLIDATED BALANCE SHEETS
                              (in thousands except for share information)

                                                                           June 30,        December 31,
                                                                             2006              2005
                                                                           --------         ---------
                                                                          (Unaudited)
                                              ASSETS
Current assets:
         Cash and cash equivalents                                        $  2,124          $  1,249
         Marketable securities, at market                                    5,320             5,570
         Accounts receivable - Trade                                           542               605
         Prepaid expenses and other current assets                             131                98
                                                                          --------          --------
         Total current assets                                                8,118             7,522

Property and equipment (successful efforts method for oil and gas
properties)                                                                  6,261             5,110
Real Estate                                                                  1,887             1,887
Marketable securities, at market                                             3,631             3,619
Investment in affiliates                                                    11,128            11,836
Investment in Vessel                                                         5,748             8,479
Other                                                                          162               162
                                                                          --------          --------
                  Total assets                                            $ 40,757          $ 38,615
                                                                          ========          ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable and accrued expenses                            $  2,631          $  2,243
         Income tax payable                                                  1,131              --
         Credit from Bank                                                     --                 370
         Bank Loan                                                           1,244             1,010
                                                                          --------          --------
Total current liabilities                                                    5,006             3,623

Long Term Liabilities

Asset retirement obligations                                                   333               343
Deferred tax liability                                                       2,408             2,899
Current portion of long-term bank loan                                       2,738             3,257
                                                                          --------          --------
Total Long Term Liabilities                                                  5,479             6,498
                                                                          --------          --------
Total Liabilities                                                           10,485            10,122
Commitments, contingencies and other matters
Common stock $.0l par value; authorized 7,500,000 shares;
  issued 2,746,958 shares; outstanding 2,717,891 shares                         27                27
Additional paid-in capital                                                  26,240            26,240
Retained earnings                                                            3,112             1,557
Accumulated other comprehensive income (loss)                                1,152               833
Treasury stock, 29,267 shares                                                 (164)             (164)
                                                                          --------          --------
Total shareholders' equity                                                  30,272            28,493
                                                                          --------          --------
                  Total liabilities and shareholders' equity              $ 40,757          $ 38,615
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

                                       -1-

                                           ISRAMCO INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands except for share information)
                                                    (Unaudited)


                                                         Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                    ----------------------------      ----------------------------
                                                        2006             2005             2006             2005
                                                    -----------      -----------      -----------      -----------
REVENUES:
         Operator fees from related party           $        14      $        18      $        35      $        36
         Oil and gas sales                                  541              672            1,206            1,517
         Revenue from Vessel                                688              568              688              568
         Interest income                                     42               55              297              156
         Office services to affiliate and other             194              273              380              456
         Gain on marketable securities                      527               --              812              219
         Equity in net income of Investees                  958               --            1,663              389
         Net gain in legal settlement                        --               --            2,565               --
         Other Income                                        28               35              593               64
                                                    -----------      -----------      -----------      -----------
Total revenues                                      $     2,993      $     1,621      $     8,239      $     3,405
                                                    -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
         Interest expenses                                   88               91              211              156
         Cost of vessel revenues                            152              444            1,017              741
         Depreciation, depletion
           amortization and impairment                      317              323              819              830
         Accretion expenses                                  37               15               37               19
         Lease operating expenses and
           severance taxes                                  179              320              400              625
         Exploration costs                                   90              160               90              160
         Operator expense                                   200              139              376              362
         General and administrative                         363              463              772              803
         Loss on marketable securities                      --                 7               --               --
         Impairment of vessel                               --                --            2,200               --
         Equity in net loss of Investees                    --               411               --               --
                                                    -----------      -----------      -----------      -----------
Total expenses                                            1,425            2,373            5,920            3,698
                                                    -----------      -----------      -----------      -----------
Income (loss) before income taxes                         1,568             (752)           2,318             (293)

Income tax (expense) benefit                               (502)             156             (858)
                                                    -----------      -----------      -----------      -----------
Net income (loss)                                   $     1,066      $      (596)     $     1,460      $      (293)
                                                    ===========      ===========      ===========      ===========

Earnings (loss) per common share -
  basic and diluted                                 $      0.39      $     (0.22)     $      0.54      $     (0.11)
                                                    ===========      ===========      ===========      ===========

Weighted average number of shares
   Outstanding - basic and diluted                    2,717,891        2,717,891        2,717,891        2,717,891
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

                                           ISRAMCO INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                    (Unaudited)

                                                                               Six Month Ended June 30,
                                                                  ------------------------------------------------
                                                                          2006                       2005
                                                                        -------                     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ 1,460                     $  (293)
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion amortization and impairment                         834                         830
Impairment of vessel                                                      2,200                          --
Accretion expense                                                            37                          19
Loss (gain) on marketable securities                                       (811)                       (219)
Equity in net loss (gain) of investees                                   (1,663)                       (389)
Deferred taxes                                                             (496)                         --
Changes in assets and liabilities:
Accounts receivable                                                          62                         176
Prepaid expenses and other current assets                                   (34)                       (124)
Accounts payable and accrued liabilities                                    228                         276
Income tax payable                                                        1,131                          --
                                                                        -------                     -------
Net cash provided by operating activities                                 2,948                         276
                                                                        -------                     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate                                                     (979)                        --
Addition to property and equipment                                        (1,500)                     (1,768)
Purchase of marketable securities                                        (1,373)                     (2,150)
Proceeds from sale of marketable securities                               2,435                       4,197
                                                                        -------                     -------
Net cash provided  (used) in investing activities                        (1,417)                        279
                                                                        -------                     -------
Net cash provided by financial activities
Repayment of loan                                                          (501)                       (236)
Change in short term credit from banks                                     (154)                       (840)
                                                                        -------                     -------
Net cash provided (used) by financial activities                           (655)                     (1,076)
                                                                        -------                     -------
Net increase (decrease) in cash and cash equivalents                        876                        (521)
Cash and cash equivalents-beginning of period                             1,249                       2,087
                                                                        -------                     -------
Cash and cash equivalents-end period                                    $ 2,125                     $ 1,566
                                                                        =======                     =======

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain re-classification of prior year amounts have been made to conform to current presentation.

Stock-Based Compensation

On January 1, 2006, Isramco adopted Statement of Financial Accounting Standards Board ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Isramco adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, Isramco accounted for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Isramco did not have any compensation expense for the three months periods ended June 30, 2006 and 2005, as there were no options granted in either of the periods and options historically granted were fully vested on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               ------------------     ----------------
                                                                                 JUNE 30, 2005         JUNE 30, 2005
                                                                                 -------------         -------------
Net loss, as reported                                                               $(596,000)           $ (293,000)
                                                                                    ==========           ===========
Add:  Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net
         of related tax effects                                                          --                     --
Deduct:  Total stock-based employee compensation expense determined under fair value based method for all awards, net
          of related tax effects                                                         --                     --
                                                                                    ---------            -----------

Pro forma net loss                                                                  $(596,000)           $ (293,000)
                                                                                    ==========           ===========

Net loss per share:
          Basic and diluted - as reported                                           $   (0.22)           $    (0.11)
                                                                                    ----------           ===========
          Basic and diluted - pro forma                                             $   (0.22)           $    (0.11)
                                                                                    ----------           ===========

NOTE 2 - CONSOLIDATION

The consolidated financial statements include the accounts of Isramco, its direct and indirect non U.S. based wholly-owned subsidiaries Isramco Oil and Gas Ltd. ("Oil and Gas") and Magic 1 Cruise Line Corp. ("Magic") and its U.S. based wholly-owned subsidiaries: Jay Petroleum, L.L.C. ("Jay"), Jay Management L.L.C. ("Jay Management"). Intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - INVESTMENT IN VESSEL

In February 2006, Isramco's wholly owned subsidiary Magic, entered into a bareboat charter with a tour operator pursuant to which Magic's luxury cruise liner is being leased for three specific periods, with the first such period having commenced on April 6, 2006 and scheduled to terminate on November 5, 2006, the period thereafter to commence on March 29, 2007 and terminate on October 28, 2007 and the third period to commence on April 8, 2008 and terminate on November 7, 2008, at a daily rate of $8,000. The operator may cancel the second and third charter periods by giving a written notice to the Magic to such effect by no later that November 1, 2006 and it may cancel the third charter period by giving a written notice to the Magic to such effect by no later than November 1, 2007.

Following management's assessment conducted in April and May 2006 as part of the preparation of the financial statements for the period ended March 31, 2006, management determined that there has been a decrease in the fair market value of Isramco's investment in such vessel and, that as a consequence thereof, Isramco believed the investment to have been impaired. Accordingly, Isramco recorded an impairment charge in March 2006 in the amount of $2,200,000 for the three month period ended March 31, 2006.

NOTE 4 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The reconciliation is as follows:


                                               For the Three Months Ended June 30,
                                               ------------------------------------
                                               2006                             2005
                                       ------------------------       ------------------------
                                        Income          Shares          Income        Shares
                                       ---------      ---------       -----------   ----------
Earnings (loss) - Basic               $1,066,000       2,717,891      $ (596,000)    2,717,891
Effect of dilutive securities of
stock options                               --              --              --             --
                                      ----------      ----------      ----------    ----------
Earnings (loss) - Diluted             $1,066,000       2,717,891      $ (596,000)    2,717,891
                                      ==========      ==========      ==========    ==========

--------------------------------------------------------------------------------------------------------------

                                               For the Six Months Ended June 30,
                                               ------------------------------------
                                               2006                             2005
                                      ------------------------       ------------------------
                                       Income          Shares          Income       Shares
                                      ---------      ---------       -----------   ----------
Earnings (loss) - Basic              $1,460,000       2,717,891      $ (293,000)    2,717,891
Effect of dilutive securities of
stock options                               --              --              --             --
                                     ----------      ----------      ----------    ----------
Earnings (loss) - Diluted            $1,460,000       2,717,891      $ (293,000)    2,717,891
                                     ==========      ==========      ==========    ==========

--------------------------------------------------------------------------------------------------------------

                                       -5-

NOTE 5 - GEOGRAPHICAL SEGMENT INFORMATION
Isramco's operations for 2006 involve two industry segments - the exploration, development production and transportation of oil and natural gas and holding and leasing its cruise live vessel. Prior to 2004 Isramco operated in a single operating segment - oil and gas activities. Its current oil and gas activities are concentrated in the United States and Israel. Operating outside the United States subjects the company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration. Nationalization, war and other political risks, risks of increase of takes and governmental royalties, renegotiation of contracts with governmental royalties, renegotiation of contracts with government entities and change in laws and policies governing operations of foreign-based companies.

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

                                                 United                            Total            Vessel        Consolidated
                                                 States           Israel         Oil and gas                          Total
                                                --------         --------         --------         --------         --------
Identifiable assets at June 30, 2006            $  5,960         $     60         $  6,261         $  5,748         $ 12,009
Cash and corporate assets                                                                                           $ 28,748
                                                                                                                    --------
                                                                                                                    $ 40,757
Total Assets at June 30, 2006                                                                                       ========

Identifiable assets at December 31, 2005        $  5,326         $     68         $  5,304         $  8,479         $ 13,783
Cash and corporate assets                                                                                           $ 25,048
                                                                                                                    --------
Total Assets at December 31, 2005                                                                                   $ 38,615

Six Months Ended June 30, 2006

Sales and other operating revenue               $  1,319         $    301         $  1,620         $    688         $  2,308
Costs and operating expenses                    $   (802)        $    (11)        $ (1,034)        $ (1,548)        $ (2,582)
                                                --------         --------         --------         --------         --------
Operating profit                                $    517         $    290         $    807         $   (860)        $    (53)
                                                ========         ========         ========         ========         ========
Interest income                                                                                                          297
Financial Income, net                                                                                                   (211)
General corporate expenses                                                                                            (1,148)
Gain on marketable securities and                                                                                      2,475
equity in net income of investees
Impairment of vessel                                                                                                  (2,200)
Other income                                                                                                           3,158
Income Taxes                                                                                                            (858)
                                                                                                                    --------
Net income                                                                                                             1,460
Six Months Ended June 30, 2005

Sales and other operating revenue               $  1,609         $    400         $  2,009         $    568         $  2,577
Costs and operating expenses                    $  1,115         $   (372)        $ (1,487)        $ (1,252)        $ (2,739)
                                                --------         --------         --------         --------         --------

Operating profit                                $    494         $     28         $    522         $   (684)        $   (162)

Interest income                                                                                                          156
Financial Income, net                                                                                                   (156)
General corporate expenses                                                                                              (803)
Loss on marketable securities and
  equity in net income of investees                                                                                      608
Other income                                                                                                              64
Income taxes                                                                                                              --
Net income                                                                                                              (293)
                                                                                                                    ========
                                       -6-



  Three Months Ended June 30, 2006

Sales and other operating revenue                                   $   620      $   130      $   750      $   688      $ 1,438
Costs and operating expenses                                        $  (386)     $    (6)     $  (392)     $  (382)     $  (774)
                                                                    -------      -------      -------      -------      -------
Operating profit                                                    $   234      $   124      $   358      $  (306)     $   664
                                                                    =======      =======      =======      =======      =======
Interest Income                                                                                                              42
Financial Income, net                                                                                                       (88)
General corporate expenses                                                                                                 (563)

Gain (Loss) on marketable securities and
Equity in net income of investees                                                                                        1,485
Other Income                                                                                                                28
Income Taxes                                                                                                              (502)
                                                                                                                        -------
                                                                                                                         1,066
Net income

                                                 United                            Total            Vessel        Consolidated
                                                 States           Israel         Oil and gas                          Total
                                                --------         --------         --------         --------         --------
Three Months Ended June 30, 2005

Sales and other operating revenue                    749              247              996              568            1,564
Costs and operating expenses                        (574)            (134)            (708)            (683)          (1,391)
                                                   --------         --------         --------         --------        --------
Operating profit                                     175              113              288             (115)             173
                                                   ========         ========         ========         ========        ========
Interest Income                                                                                                          55
Financial Income, net                                                                                                   (91)
General corporate expenses                                                                                             (506)
Loss on marketable securities                                                                                            (7)
Equity in net loss of investees                                                                                        (411)
Other income                                                                                                             35
Income taxes                                                                                                            156
                                                                                                                      --------
Net loss                                                                                                               (596)
                                                                                                                      ========

NOTE 6 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the three months ended June 30, 2006 and 2005 was as follows:

                                                                                                      Three months
                                                                                                     ended June 30,
                                                                                              2006                        2005
                                                                                              ----                        ----
Net income (loss)                                                                          $ 1,066                      $  (596)
Other comprehensive gain (loss)
  available-for-sale securities                                                                (96)                        (340)
  foreign currency translation adjustments                                                     415                         (477)
                                                                                       ------------                   ------------
Comprehensive income (loss)                                                                  1,385                       (1,413)
                                                                                       ============                   ============

                                      .-7-

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

        THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q FOR THE YEAR ENDED DECEMBER 31, 2005. ISRAMCO INC. DISCLAIMS ANY OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS.

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

        During the three months ended June 30, 2006, the Company's consolidated cash and cash equivalents increased by $876,000 from $1,249,000 at December 31, 2005 to $2,124,000 at June 30, 2006. The increase in the Company's consolidated cash and cash equivalents is primarily attributable to the receipt of $2,565,000 from the settlement of two lawsuit initiated by the Company.

        Net cash used in investing activities for the six-month period ended June 30, 2006 was $1,417,000 compared to $279,000 provided during the six-month period ended June 30, 2005. The cash used in 2006 period was used for investment in the drilling of gas wells in Texas.

        The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

        SIX MONTHS ENDED JUNE 30, 2006 (THE "2006 PERIOD") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005 (THE "2005 PERIOD") AND THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS JUNE 30, 2005.

        The Company reported a net income of $1,460,000 ($(0.54 per share) for the six-month period ended June 30, 2006 compared to net loss of $293,000 ($0.11 per share) for the same period in 2005 and net income of $1,066,000 ($0.39 per share) for the three months period ended June 30, 2006 compared to net loss of $596,000 ($0.22 per share) for the same period in 2005. The increase in net income for the three month ended June 30, 2006 compared to the same period in 2005 is primarily attributable to an increase in the gain on marketable securities and an increase in the equity in net income of investees, offset by a decrease in gas sales. The increase in the net income for the 2006 Period compared to the 2005 Period is primarily attributable to the recording of a non-recurring one time payment of $2,565,000 for the settlement of certain lawsuits that were initiated by the Company, offset by decreases in oil and gas sales and impairment of the cruise line vessel discussed below.

Set forth below is a break-down of these results:

United States

Oil and Gas Revenues (in thousands)

                                                    Three Months ended June 30,                     Six Months ended June 30,
                                                    2005                   2006                    2005                    2006

Oil Volume Sold (Bbl)                               3.2                    3.6                     7.1                      7.1

Gas Volume Sold (MCF)                                85                     51                     195                      112

Oil Sales ($)                                       158                    218                     325                      427

Gas Sales ($)                                       541                    291                   1,181                      740

Average Unit Price

Oil ($/Bbl) *                                    $46.64                 $60.22                 $ 45.45                  $ 59.57
                                                 $ 6.38                 $ 5.75                 $  6.05                  $  6.60
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

        During the six months ended June 30, 2006 the Company continued to invest in drilling activities in the Barnett Shale in North Central Texas (Parker County) in which the Company holds 15% working interests. To date, seven gas wells have been drilled of which one well has been completed for production and the remainder are in various stages of completion. The total investments of the Company in the six months period of 2006 was $ 1,498,342.

OPERATOR'S FEES

        During the 2006 Period, the Company earned $35,000 in operator fees compared to $14,000 for the 2005 Period and $14,000 for the three months ended June 30, 2006 compared to $18,000 for the comparable period in 2005.

OIL & GAS REVENUES

        During the 2006 Period, the Company had oil and gas revenues of $1,206,000 compared to $1,517,000 for the 2005 Period and $541,000 for the three months ended June 30, 2005 compared to $672,000 for the comparable period in 2005. The decrease in 2006 Period and for the three months ended June 2006 compared to same periods in 2005 ,is attributable to a decline of production in the gas wells and the shutdown of production caused by unanticipated pipeline maintenance in one of the fields.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

        Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2006 Period were $400,000 compared to $625,000 for the 2005 Period and $179,000 for the three months ended June 30, 2006 compared to $320,000 for the comparable period in 2005. Texas.

OIL AND GAS EXPLORATION COSTS

        During the 2006 Period the Company incurred expenses for exploration costs in the amount of $90,000 compared to $160,000 for the 2005 Period.

INTEREST INCOME

        Interest income in respect of the 2006 Period was $297,000 compared to $156,000 for the 2005 Period and $42,000 in respect of the three months ended June 30, 2006 compared to $55,000 for the same period in 2005.

GAIN (LOSS) ON MARKETABLE SECURITIES

        During the 2006 Period, the Company recognized a net realized and unrealized gain on trading securities of $812,000 compared to gain of $219,000 for the 2005 Period and gain of $527,000 for the three months ended June 30, 2006 compared to loss of $7,000 for the same period in 2005.

        Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

EQUITY IN NET INCOME OF INVESTEES

        The Company's equity in the net income of investees for the 2006 Period was 1,663,000 compared to its equity in net income of $389,000 for the 2005 Period and gain of $958,000 in respect of the three months ended June 30, 2006 compared to loss of $411,000 for the same three month period in 2005. The increase is primarily attributable to increase in the market value of the marketable securities held by Negev 2 and IOC Dead Sea LP.

OPERATOR EXPENSE

        Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2006 Period were $376,000 compared to $362,000 for the 2005 Period and $200,000 for the three months ended June 30, 2005 compared to $139,000 for the corresponding period in 2005

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the 2005 Period were $ 772,000 compared to $ 803,000 for the 2005 Period and $ 363,000 for the three months ended June 30, 2006 compared to $ 463,000 for the same period in 2005.

CRUISE LINE VESSEL REVENUES

        During the 2006 period the Company earned $688,000 from leasing the cruise line Vessel. The lease began in April 6, 2006 and is scheduled to expire in October 31, 2006.

CRUISE LIVE VESSEL EXPENSES

        Cruise Line vessel expenses for the 2006 Period were $1,017,000 and $152,000 for the three months ended June 30, 2006. The expenses are primarily attributable to maintenance, repairs and payroll.

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the cruise line. During the 2006 Period, the Company recorded the amount of $819,000 compared to $830,000 for the 2005 Period and $317,000 for the three months ended June 2006 compared to $323,000 for the comparable period in 2005. The increase is 2006 Period and for the three months is primarily attributable to increase in the deprecation of the oil and gas wells.

NET GAIN ON LEGAL SETTLEMENTS

        Net Gain on Legal Settlements in 2006 Period is attributable to the receipt of approximately $3,050,000 from the settlement by the Company in February 2006 of certain lawsuits that it initiated. The Company recorded a net gain of $2,565,000.

OTHER INCOME

        Other income in the six months ended June 30, 2006 was $593,000 compared to $64,000 during the corresponding period in 2005. Other income in 2006 is primarily attributable to the mark to market of swap contracts on oil and gas prices.

IMPAIRMENT OF ASSETS

        Following management's assessment conducted in April and May 2006 as part of the preparation of the financial statements for the period ended March 31, 2006, management determined that there has been a decrease in the fair market value of the Company's investment in such vessel and, that as a consequence thereof, the Company believed the investment to have been impaired. Accordingly, the Company recorded an impairment charge in March 2006 in the amount of $2,200,000 for the three month period ended March 31, 2006.


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

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2006, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

        The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below. The update to the risk factors contained below was first included in the Company quarterly report on Form 10-QSB for the three months ended March 31, 2006.

        In March 2004, the Company purchased a luxury cruise liner (the "Vessel") for aggregate consideration of $8,050,000. The Vessel is being operated by the Company's wholly owned subsidiary Magic. Based on a re-evaluation of the vessel's recoverable amount completed in May 2006 that is based on a revision of the vessel's anticipated maintenance costs, the Company's management believes that there has been a decrease in the fair market value of the vessel and that the Company's investment in the vessel has thus been impaired. Accordingly, the Company recorded an impairment charge of $2,200,000 as of March 31, 2006. The Company periodically re-evaluates the carrying value of the vessel. No assurance can be given that future developments in the cruise line industry generally or in the costs associated with the maintenance of the vessel will not result in additional impairment to the value of the vessel.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
        None


ITEM 3. DEFAULT UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on June 27, 2006. The following matters were voted on: (1) Election of Directors and (2) Appointment of Auditors. The vote tally was as follows:

        (1) Proposal to Elect Directors to Serve until the 2006 Annual Meeting of Stockholders.

                                               FOR            WITHHOLD
                                           ------------      ------------
               Haim Tsuff                    2,181,507              6,021

               Jackob Maimon                 2,174,617             12,911

               Max Pridgeon                  2,182,317              5,211

               Donald D. Lovell              2,175,217             12,311

               Amir Mireskandari             2,182,317              5,211


2) Proposal to ratify the appointment of Malone & Bailey, PC as the Company's auditors for the year ending December 31, 2006.

         FOR        AGAINST        ABSTAIN        BROKER NON-VOTE

       2,179,994     6,332          1,262                --

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





DATE: AUGUST 14, 2006                                BY /S/ HAIM TSUFF

                                                     CHAIRMAN OF THE BOARD,
                                                     CHIEF EXECUTIVE OFFICER
                                                     (AND PRINCIPAL
                                                     FINANCIAL AND ACCOUNTING
                                                     OFFICER)