Form 10-Q/A
period 2006-06-30
ISRAMCO INC
filed 2006-09-25
CIK 719209

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

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

EXPLANATORY NOTE This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q (the "Original Quarterly Report") for the three months ended June 30, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on August 14, 2006 to correct the following typographical errors: (i) page 1, the value ascribed to "Marketable securities, at market" should read $"14,950"; (ii) page 6, the amount recorded for "Identifiable assets at December 31, 2005" under the column entitled "United States" should read "5,236" and the corresponding figure under the column "Consolidated Total" should read "24,832", the amount recorded for "Costs and operating expenses" under the column entitled "Total oil and gas" should read "(813)" and the corresponding figure under the column "Consolidated Total" should read "(2361)" and the amount recorded for "Identifiable assets at June 30, 2006" under the column entitled "United States" should read "6,201". In addition, on pages 1 and 2 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, we have adjusted various numbers due to rounding. Other than the changes referred to above, all other information in our Form 10-Q described above remains unchanged. This amendment does not reflect events occurring after the filing of the Original Quarterly Report and does not modify or update the disclosures in any way other than to correct the typographical errors described above. Accordingly, this Amendment should be read in conjunction with the registrants' filings with the SEC subsequent to the filing of the Original Annual Report.


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

                          ISRAMCO INC. AND SUBSIDIARIES
                         (A) CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                                      June 30,        December 31,
                                                                                        2006              2005
                                                                                      --------         ---------
                                                                                     (Unaudited)
                                                         ASSETS
           Current assets:
                    Cash and cash equivalents                                        $  2,124          $  1,249
                    Marketable securities, at market                                    5,320             5,570
                    Accounts receivable - Trade                                           542               605
                    Prepaid expenses and other current assets                             132                98
                                                                                     --------          --------
                    Total current assets                                                8,118             7,522

           Property and equipment (successful efforts method for oil and gas
           properties)                                                                  6,261             5,110
           Real Estate                                                                  1,887             1,887
           Marketable securities, at market                                             3,631             3,619
           Investment in affiliates                                                    14,950            11,836
           Investment in Vessel                                                         5,748             8,479
           Other                                                                          162               162
                                                                                     --------          --------
                             Total assets                                            $ 40,757          $ 38,615
                                                                                     ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
           Current Liabilities:
                    Accounts payable and accrued expenses                            $  2,631          $  2,243
                    Income tax payable                                                  1,131              --
                    Credit from Bank                                                     --                 370
                    Bank Loan                                                           1,244             1,010
                                                                                     --------          --------
           Total current liabilities                                                    5,006             3,623

           Long Term Liabilities

           Asset retirement obligations                                                   333               343
           Deferred tax liability                                                       2,408             2,899
           Current portion of long-term bank loan                                       2,738             3,257
                                                                                     --------          --------
           Total Long Term Liabilities                                                  5,479             6,499
                                                                                     --------          --------
           Total Liabilities                                                           10,485            10,122
           Commitments, contingencies and other matters
           Common stock $.0l par value; authorized 7,500,000 shares;
             issued 2,746,958 shares; outstanding 2,717,891 shares                         27                27
           Additional paid-in capital                                                  26,240            26,240
           Retained earnings                                                            3,017             1,557
           Accumulated other comprehensive income (loss)                                1,152               833
           Treasury stock, 29,267 shares                                                 (164)             (164)
                                                                                     --------          --------
           Total shareholders' equity                                                  30,272            28,493
                                                                                     --------          --------
                             Total liabilities and shareholders' equity              $ 40,757          $ 38,615
                                                                                     ========          ========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)

                                   (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                        ----------------------------      ----------------------------
                                                            2006             2005             2006             2005
                                                        -----------      -----------      -----------      -----------
    REVENUES:
             Operator fees from related party           $        14      $        18      $        35      $        36
             Oil and gas sales                                  542              672            1,206            1,517
             Revenue from Vessel                                688              568              688              568
             Interest income                                     42               55              296              156
             Office services to affiliate and other             194              273              380              456
             Gain on marketable securities                      527               --              812              219
             Equity in net income of Investees                  958               --            1,663              389
             Net gain in legal settlement                        --               --            2,565               --
             Other Income                                        28               35              593               64
                                                        -----------      -----------      -----------      -----------
    Total revenues                                      $     2,993      $     1,621      $     8,238      $     3,405
                                                        -----------      -----------      -----------      -----------

    COSTS AND EXPENSES:
             Interest expenses                                   88               91              211              157
             Cost of vessel revenues                            152              444            1,017              742
             Depreciation, depletion
               amortization and impairment                      317              323              818              830
             Accretion expenses                                  37               15               37               19
             Lease operating expenses and
               severance taxes                                  179              320              400              625
             Exploration costs                                   89              160               89              160
             Operator expense                                   200              139              376              362
             General and administrative                         363              463              772              803
             Loss on marketable securities                      --                 7               --               --
             Impairment of vessel                               --                --            2,200               --
             Equity in net loss of Investees                    --               411               --               --
                                                        -----------      -----------      -----------      -----------
    Total expenses                                            1,425            2,373            5,920            3,698
                                                        -----------      -----------      -----------      -----------
    Income (loss) before income taxes                         1,568             (752)           2,318             (293)

    Income tax (expense) benefit                               (502)             156             (858)              --
                                                        -----------      -----------      -----------      -----------
    Net income (loss)                                   $     1,066      $      (596)     $     1,460      $      (293)
                                                        ===========      ===========      ===========      ===========

    Earnings (loss) per common share -
      basic and diluted                                 $      0.39      $     (0.22)     $      0.54      $     (0.11)
                                                        ===========      ===========      ===========      ===========

    Weighted average number of shares
       Outstanding - basic and diluted                    2,717,891        2,717,891        2,717,891        2,717,891
                                                        ===========      ===========      ===========      ===========

See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)


                                                                                   Six Month Ended June 30,
                                                                      ------------------------------------------------
                                                                              2006                       2005
                                                                            -------                     -------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $ 1,460                     $  (293)
    Adjustments to reconcile net income to net
    Cash provided by operating activities:
    Depreciation, depletion amortization and impairment                         834                         830
    Impairment of vessel                                                      2,200                          --
    Accretion expense                                                            37                          19
    Loss (gain) on marketable securities                                       (811)                       (219)
    Equity in net loss (gain) of investees                                   (1,663)                       (389)
    Deferred taxes                                                             (496)                         --
    Changes in assets and liabilities:
    Accounts receivable                                                          62                         176
    Prepaid expenses and other current assets                                   (34)                       (124)
    Accounts payable and accrued liabilities                                    228                         276
    Income tax payable                                                        1,131                          --
                                                                            -------                     -------
    Net cash provided by operating activities                                 2,948                         276
                                                                            -------                     -------
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in affiliate                                                    (979)                         --
    Addition to property and equipment                                       (1,500)                     (1,768)
    Purchase of marketable securities                                        (1,373)                     (2,150)
    Proceeds from sale of marketable securities                               2,435                       4,197
                                                                            -------                     -------
    Net cash provided (used) in investing activities                         (1,417)                        279
                                                                            -------                     -------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of loan                                                          (501)                       (236)
    Change in short term credit from banks                                     (154)                       (840)
                                                                            -------                     -------
    Net cash used by financial activities                                      (655)                     (1,076)
                                                                            -------                     -------
    Net increase (decrease) in cash and cash equivalents                        876                        (521)
    Cash and cash equivalents-beginning of period                             1,249                       2,087
                                                                            -------                     -------
    Cash and cash equivalents-end period                                    $ 2,125                     $ 1,566
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

                                                   United                            Total            Vessel        Consolidated
                                                   States           Israel         Oil and gas                          Total
                                                  --------         --------         --------         --------         --------
  Identifiable assets at June 30, 2006            $  6,201         $     60         $  6,261         $  5,748         $ 12,009
  Cash and corporate assets                                                                                           $ 28,748
                                                                                                                      --------
  Total Assets at June 30, 2006                                                                                       $ 40,757
                                                                                                                      ========

  Identifiable assets at December 31, 2005        $  5,236         $     68         $  5,304         $  8,479         $ 13,783
  Cash and corporate assets                                                                                           $ 24,832
                                                                                                                      --------
  Total Assets at December 31, 2005                                                                                   $ 38,615
                                                                                                                      ========
  Six Months Ended June 30, 2006

  Sales and other operating revenue               $  1,319         $    301         $  1,620         $    688         $  2,308
  Costs and operating expenses                    $   (802)        $    (11)        $   (813)        $ (1,548)        $ (2,361)
                                                  --------         --------         --------         --------         --------
  Operating profit                                $    517         $    290         $    807         $   (860)        $    (53)
                                                  ========         ========         ========         ========
  Interest income                                                                                                          297
  Financial Income, net                                                                                                   (211)
  General corporate expenses                                                                                            (1,148)
  Gain on marketable securities and
    equity in net income of investees                                                                                    2,475
  Impairment of vessel                                                                                                  (2,200)
  Other income                                                                                                           3,158
  Income Taxes                                                                                                            (858)
                                                                                                                      --------
  Net income                                                                                                             1,460
                                                                                                                      ========
  Six Months Ended June 30, 2005

  Sales and other operating revenue               $  1,609         $    400         $  2,009         $    568         $  2,577
  Costs and operating expenses                    $ (1,115)        $   (372)        $ (1,487)        $ (1,252)        $ (2,739)
                                                  --------         --------         --------         --------         --------

  Operating profit                                $    494         $     28         $    522         $   (684)        $   (162)
                                                  ========         ========         ========         ========

  Interest income                                                                                                          156
  Financial Income, net                                                                                                   (156)
  General corporate expenses                                                                                              (803)
  Loss on marketable securities and
    equity in net income of investees                                                                                      608
  Other income                                                                                                              64
  Income taxes                                                                                                              --
                                                                                                                      --------
  Net loss                                                                                                                (293)
                                                                                                                      ========

                                         -6-

        Three Months Ended June 30, 2006

      Sales and other operating revenue           $   620          $   130          $   750          $   688          $ 1,438
      Costs and operating expenses                $  (386)         $    (6)         $  (392)         $  (382)         $  (774)
                                                  -------          -------          -------          -------          -------
      Operating profit                            $   234          $   124          $   358          $   306          $   664
                                                  =======          =======          =======          =======
      Interest Income                                                                                                      42
      Financial Income, net                                                                                               (88)
      General corporate expenses                                                                                         (563)

      Gain (Loss) on marketable securities and
      Equity in net income of investees                                                                                 1,485
      Other Income                                                                                                         28
      Income Taxes                                                                                                       (502)
                                                                                                                      -------
                                                                                                                        1,066
                                                                                                                      =======
      Net income

                                                   United                            Total            Vessel        Consolidated
                                                   States           Israel         Oil and gas                          Total
                                                  --------         --------         --------         --------         --------
      Three Months Ended June 30, 2005

      Sales and other operating revenue               749              247              996              568            1,564
      Costs and operating expenses                   (574)            (134)            (708)            (683)          (1,391)
                                                  -------          -------          -------          -------          -------
      Operating profit                                175              113              288             (115)             173
                                                  =======          =======          =======          =======
      Interest Income                                                                                                      55
      Financial Income, net                                                                                               (91)
      General corporate expenses                                                                                         (506)
      Loss on marketable securities                                                                                        (7)
      Equity in net loss of investees                                                                                    (411)
      Other income                                                                                                         35
      Income taxes                                                                                                        156
                                                                                                                      -------
      Net loss                                                                                                           (596)
                                                                                                                      =======

NOTE 6 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the three months ended June 30, 2006 and 2005 was as follows:

                                                                                                      Three months
                                                                                                     ended June 30,
                                                                                              2006                        2005
                                                                                              ----                        ----
     Net income (loss)                                                                     $ 1,066                      $  (596)
     Other comprehensive gain (loss)
       available-for-sale securities                                                           (96)                        (340)
       foreign currency translation adjustments                                                415                         (477)
                                                                                           -------                      -------
     Comprehensive income (loss)                                                             1,385                       (1,413)
                                                                                           =======                      =======

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

OIL & GAS REVENUES

During the 2006 Period, the Company had oil and gas revenues of $1,206,000 compared to $1,517,000 for the 2005 Period and $542,000 for the three months ended June 30, 2005 compared to $672,000 for the comparable period in 2005. The decrease in 2006 Period and for the three months ended June 2006 compared to same periods in 2005 ,is attributable to a decline of production in the gas wells and the shutdown of production caused by unanticipated pipeline maintenance in one of the fields.

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

OIL AND GAS EXPLORATION COSTS

During the 2006 Period the Company incurred expenses for exploration costs in the amount of $89,000 compared to $160,000 for the 2005 Period.

INTEREST INCOME

Interest income in respect of the 2006 Period was $296,000 compared to $156,000 for the 2005 Period and $42,000 in respect of the three months ended June 30, 2006 compared to $55,000 for the same period in 2005.

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

EQUITY IN NET INCOME OF INVESTEES

The Company's equity in the net income of investees for the 2006 Period was $1,663,000 compared to its equity in net income of $389,000 for the 2005 Period and gain of $958,000 in respect of the three months ended June 30, 2006 compared to loss of $411,000 for the same three month period in 2005. The increase is primarily attributable to increase in the market value of the marketable securities held by Negev 2 and IOC Dead Sea LP.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the cruise line. During the 2006 Period, the Company recorded the amount of $818,000 compared to $830,000 for the 2005 Period and $317,000 for the three months ended June 2006 compared to $323,000 for the comparable period in 2005. The increase is 2006 Period and for the three months is primarily attributable to increase in the deprecation of the oil and gas wells.

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

                                  ISRAMCO, INC.

     DATE: SEPTEMBER 25, 2006                              BY /S/ HAIM TSUFF

                                                        CHAIRMAN OF THE BOARD,
                                                        CHIEF EXECUTIVE OFFICER
                                                        (AND PRINCIPAL
                                                        FINANCIAL AND ACCOUNTING
                                                        OFFICER)