Form 10-K/A
period 2005-12-31
ISRAMCO INC
filed 2006-10-17
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

                                (Amendment No. 1)



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




                       DOCUMENTS INCORPORATED BY REFERENCE


The information called for in Items 10, 11, 12 and 13 in Part III are contained in the issuer's definitive proxy statement which the issuer filed with the Commission on May 1, 2006 and such information is incorporated herein by reference.


                           EXPLANATORY NOTE


This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K (the "Original Annual Report") for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 24, 2006. The Registrant is filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Annual Report. In response to the comment letter, we have included additional disclosures relating to (i) the registrant's effective tax rate for fiscal 2005 compared to fiscal 2004, included in Item 7 of this Amendment, (ii) quantitative and qualitative information with respect to foreign exchange rate, market and commodity price risks for certain investment and trading securities held by the registrant included in Item 7A of this Amendment,
(iii) a discussion relating to the treatment of the registrant's interest in an affiliated entity included in Note A [19] to the financial statements accompanying this Amendment, (iv) a discussion relating to the treatment of certain derivative instruments included in Note G to the financial statements accompanying this Amendment. In addition, in response to the comment letter, the registrant has included (i) a revised report of its independent auditors opining on the registrant's 2004 financial statements, (ii) the audit reports for the year ended December 31, 2003 of other auditors of the registrant's subsidiaries on which the registrant's previous auditors relied and (iii) a revised Certifications (Exhibit 31).

Except as described above, the amendments included in this Amendment do not otherwise revise or restate the financial statements included in the Original Annual Report. In addition, except as described above, no attempt has been made in this Amendment to modify or update disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the registrants' filings with the SEC subsequent to the filing of the Original Annual Report.

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


INCOME TAXES

The Company recorded income tax expense of $40,000 in 2005 compared to $576,000 in 2004. The effective tax rate for 2005 was -3.7% compared to 36.7% for 2004. This decrease in effective tax rate is due to the Company's Israeli branch office having foreign tax expense of $370,000 on income before tax of $838,000 in 2005. During 2004, the Israeli branch office had income before tax of $2,117,000 with no foreign tax due to the utilization of tax loss carryforward from prior years. The Company did not record a deferred tax asset for the foreign tax loss carryforwards due to the uncertainty of future profits to utilize the carryforwards. Additionally, the Company has historically treated the operations of the cruise line vessel as a separate entity for tax purposes through December 31, 2005. During 2005 and 2004, the Company recorded losses before income taxes of $1,063,000 and $527,000, respectively, from the cruise line vessel operations, and therefore there is no tax expense effect on the Company's financial statements. The Company expects the effective tax rate for 2006 to be approximately 37%.


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


The Company uses swap contracts to manage the risk on commodity prices. The Company's positions are monitored and managed on a daily basis to ensure compliance with the Company's risk management policy. The swap contracts are entered into principally with a major financial institution. All derivatives are recorded at fair value on the consolidated balance sheet with resulting gains and losses reflected in income. Fair values are derived principally from market quotes and other independent third-party quotes.

Each hypothetical 10 percent increase in the price of natural gas and crude oil would increase the liability of the natural gas derivative contracts by approximately $236,000 and increase the liability of the crude oil sale derivative contracts by about $76,000. The same hypothetical decrease in the prices of these commodities would result in the same opposite effects on the values of the contracts. The hypothetical effect on these contracts was estimated by calculating the cash value of the contracts as the difference between the hypothetical and contract delivery prices multiplied by the contract amounts.


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


        DATE: OCTOBER 17, 2006


In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.


        SIGNATURE                   TITLE                     DATE
        ---------                   -----                     ----

        /S/ JACKOB MAIMON           PRESIDENT, DIRECTOR       OCTOBER 17, 2006
        -----------------
        JACKOB MAIMON


        /S/ AMIR ESKANDARI          DIRECTOR                  OCTOBER 17, 2006
        ------------------
        AMIR ESKANDARI


        /S/ MAX PRIDGEON            DIRECTOR                  OCTOBER 17, 2006
        ----------------
        MAX PRIDGEON


        /S/  DONALD D. LOVELL       DIRECTOR                  OCTOBER 17, 2006
        ---------------------

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc., as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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




                        /S/ UHY MANN FRANKFORT STEIN & LIPP CPAS, LLP (FORMERLY MANN FRANKFORT STEIN & LIPP CPAS, L.L.P) HOUSTON, TEXAS
                        MARCH 5, 2004

[KPMG logo]


   Somekh Chaikin

   Mail address        Office address               Telephone 972 3 684 8000
   PO Box 609          KPMG Millennium Tower        Fax 972 3 684 8444
   Tel Aviv 61006      17 Ha'arba'a Street
   Israel              Tel Aviv 64739
                       Israel



AUDITORS' REPORT TO THE MANAGEMENT
OF ISRAMCO OIL AND GAS LIMITED


We have audited the accompanying balance sheets of Isramco Oil and Gas Limited (hereinafter - "the Company") as at December 31, 2003 and 2002, and the related statements of income and the Cash flows for each of the years ended on such dates. These financial statements are the responsibility of the Company's Board of Director's and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Director's and of its Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above-mentioned financial statements were prepared on the basis of the historical cost convention and no information on the effect of changes in the general purchasing power of the Israeli currency on the operating results in the financial statements has been provided.

In our opinion, except for the non-inclusion of the information mentioned in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended on such dates, in conformity with generally accepted accounting principles, in Israel.


Somekh Chaikin
Certified Public Accountants (Isr.)

March 5, 2004

[KPMG logo]


   Somekh Chaikin

   Mail address        Office address               Telephone 972 3 684 8000
   PO Box 609          KPMG Millennium Tower        Fax 972 3 684 8444
   Tel Aviv 61006      17 Ha'arba'a Street
   Israel              Tel Aviv 64739
                       Israel



AUDITORS' REPORT TO THE MANAGEMENT
OF ISRAMCO INC. - ISRAEL BRANCH


We have audited the accompanying balance sheets of Isramco Inc. - Israel Branch (hereinafter - "the Branch") as at December 31, 2003 and 2002, and the related statements of income and the Cash flows for each of the years ended on such dates. These financial statements are the responsibility of the Branch's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel, including standards prescribed by the Auditors Regulations (Manner of Auditor's Performance) 1973. Such standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The above-mentioned financial statements were prepared on the basis of the historical cost convention and no information on the effect of changes in the general purchasing power of the Israeli currency on the operating results in the financial statements has been provided.

In our opinion, except for the non-inclusion of the information mentioned in the previous paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Branch as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended on such dates, in conformity with generally accepted accounting principles, in Israel.


Somekh Chaikin
Certified Public Accountants (Isr.)

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

In June 2005, the FASB ratified the conclusions of Emerging Issues Task Force No. 04-05 ( EITF 04-05), "Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity. EITF 04-05 is effective for all limited partnerships beginning January 1, 2006. Under EITF 04-05, the Company will continue to account for the investment in Isramco Negev 2 Limited Partnership using the equity method because all major transactions of the partnership, such as raising equity and obtaining a license, require limited partner approval. Accordingly, the Company does not expect the adoption of EITF 04-05 will have a material impact on its financial statements.

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

(NOTE E) - Other assets - Investment in a high-tech company.

The Company sold 203,000 shares of high tech Company, Eyeblaster for $609,000 recognizing a gain of $549,000 in December 2003.

(NOTE F) - Oil and Gas Properties and Equipment

Annual rates of depreciation are as follows:

Office equipment and furniture                                       7%--20%
Motor vehicles                                                      15%--30%

                                                            2005                  2004
                                                       -------------         -------------
Transportation equipment                                     167,000               142,000
Office equipment                                             100,000               100,000
                                                       -------------         -------------
                                                             267,000               242,000
                                                       -------------         -------------
Less accumulated depletion,                                 (174,000)             (170,000)
                                                       -------------         -------------
Equipment, net                                                93,000                72,000
                                                       -------------         -------------

A summary of property and equipment is as follows:
                                                            2005                  2004
                                                       -------------         -------------
Unproved properties                                    $      37,000         $      37,000
Proved Oil and gas properties                             10,552,000             7,305,000
Retirement obligation assets                                 230,000               108,000
Equipment                                                    271,000               242,000
                                                       -------------         -------------
                                                          11,090,000             7,692,000
Less accumulated depletion, depreciation,
amortization and provision for impairment                 (5,970,000)           (4,502,000)
                                                       -------------         -------------
                                                       $   5,110,000         $   3,190,000
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

The Company uses swap contracts to manage the risk on commodity prices. The Company's positions are monitored and managed on a daily basis to ensure compliance with the Company's risk management policy. The swap contracts are entered into principally with a major financial institution. All derivatives are recorded at fair value on the consolidated balance sheet with resulting gains and losses reflected in income. Fair values are derived principally from market quotes and other independent third-party quotes.

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