Form 10-Q
period 2006-09-30
ISRAMCO INC
filed 2006-11-14
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 or

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

As of November 13 2006, the registrant had 2,717,891 shares of common stock, $0.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION:



                                                                                                       Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets at September 30, 2006 and December 31, 2005                            1

      Consolidated Statements of Operations for the three and nine months
      ended September 30, 2006 and 2005                                                                  2

      Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2006 and 2005                                                                        3

      Notes to Consolidated Financial Statements                                                         4

Item 2. Management's discussion and analysis of financial statements                                     9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                      12

Item 4. Controls and Procedures                                                                         12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                               13

Item 2. Changes in Securities & Use of Proceeds                                                         13

Item 3. Defaults upon senior securities                                                                 13

Item 4. Submission of Matters to a Vote of Security Holders                                             13

Item 5. Other Information                                                                               13

Item 6. Exhibits                                                                                        13

Signatures                                                                                              14

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING EXPLORATION AND DRILLING PLANS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE GROWTH, FUTURE EXPLORATION, FUTURE GEOPHYSICAL AND GEOLOGICAL DATA, GENERATION OF ADDITIONAL PROPERTIES, RESERVES, NEW PROSPECTS AND DRILLING LOCATIONS, FUTURE CAPITAL EXPENDITURES, SUFFICIENCY OF WORKING CAPITAL, ABILITY TO RAISE ADDITIONAL CAPITAL, PROJECTED CASH FLOWS FROM OPERATIONS, OUTCOME OF ANY LEGAL PROCEEDINGS, DRILLING PLANS, THE NUMBER, TIMING OR RESULTS OF ANY WELLS, INTERPRETATION AND RESULTS OF SEISMIC SURVEYS OR SEISMIC DATA, FUTURE PRODUCTION OR RESERVES, LEASE OPTIONS OR RIGHTS, PARTICIPATION OF OPERATING PARTNERS, POTENTIAL ASSET IMPAIRMENT AND ANY OTHER STATEMENTS REGARDING FUTURE OPERATIONS, FINANCIAL RESULTS, OPPORTUNITIES, GROWTH, BUSINESS PLANS AND STRATEGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                       (i)


                                  ISRAMCO INC.
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)
                                   (Unaudited)

                                                                           September 30,     December 31,
                                                                               2006              2005
                                                                             --------          --------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  3,630          $  1,249
  Accounts receivable - oil and gas sales                                         618               605
  Marketable securities, at market                                              4,876             5,570
  Prepaid expenses and other                                                      135                98
                                                                             --------          --------
  Total current assets                                                          9,259             7,522

  Oil and gas properties, net                                                   7,803             5,030
  Equipment, less accumulated depreciation                                         66                80
  Real Estate                                                                   1,888             1,887
  Marketable securities, at market                                              5,161             3,619
  Investment in affiliate                                                      14,657            11,836
  Investment in Vessel                                                          5,578             8,479
  Other                                                                           162               162
                                                                             --------          --------
  Total assets                                                               $ 44,574          $ 38,615
                                                                             ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                      $  3,951          $  2,243
  Income tax payable                                                             --
  Credit from banks                                                             1,260             1,380
                                                                             --------          --------
  Total current liabilities                                                     5,211             3,623
                                                                             --------          --------

  Deferred tax liability                                                        4,306             2,899
  Long-term bank loans                                                          2,537             3,257
  Asset retirement obligations                                                    341               343
                                                                             --------          --------
  Total Long Term Liabilities                                                   7,184             6,499
                                                                             --------          --------
  Total liabilities                                                            12,395            10,122
                                                                             --------          --------
Commitments, contingencies and other matters

Common stock $0.01 par value; 7,500,000 authorized shares; 2,747,158
  issued shares; 2,717,891 shares outstanding                                      27                27
Additional paid-in capital                                                     26,240            26,240
Retained earnings                                                               3,599             1,557
Accumulated other comprehensive income                                          2,477               833
Treasury stock, 29,267 shares                                                    (164)             (164)
                                                                             --------          --------
  Total shareholders' equity                                                   32,179            28,493
                                                                             --------          --------
  Total liabilities and shareholders' equity                                 $ 44,574          $ 38,615
                                                                             ========          ========


See notes to the consolidated financial statements

                                  ISRAMCO INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)
                                   (Unaudited)


                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                    -----------------------------       -----------------------------
                                                       2006              2005              2006               2005
                                                    -----------       -----------       -----------       -----------
REVENUES:
  Operator fees from related party                  $        26       $        18       $        61       $        54
  Oil and gas sales                                         599               775             1,804             2,292
  Magic 1 vessel revenues                                   736               736             1,424             1,304
  Interest income                                            73               164               370               320
  Office services to affiliate and other                    189               130               569               586
  Gain on marketable securities                              73               124               885               343
  Equity in net income of investees                         267             1,182             1,930             1,571
  Net gain in legal settlement                               --                --             2,565                --
  Other Income                                               16               172               609               236
                                                    -----------       -----------       -----------       -----------
Total revenues                                            1,979             3,301            10,217             6,706
                                                    -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
  Interest expense                                           64                57               275               213
  Cost of revenues of vessel                                 11               216             1,028               957
  Depreciation, depletion and
  Amortization                                              187               542             1,005             1,372
  Accretion expenses                                         15                29                52                48
  Lease operating expenses and severance taxes              499               499               898             1,124
  Exploration costs                                          35                --               125               160
  Operator expense                                          178               133               554               495
  General and administrative                                307               483             1,079             1,286
  Impairment of vessel                                       --                --             2,200                --
                                                    -----------       -----------       -----------       -----------
Total expenses                                            1,296             1,959             7,216             5,655
                                                    -----------       -----------       -----------       -----------
Income before income taxes                                  683             1,342             3,001             1,051

Income taxes                                               (101)             (250)             (959)             (250)
                                                    -----------       -----------       -----------       -----------
Net income                                          $       582       $     1,092       $     2,042       $       801
                                                    ===========       ===========       ===========       ===========

Earnings per common share:
  Basic and diluted                                 $      0.21       $      0.40       $      0.75       $      0.29
Weighted average number of shares outstanding:
  Basic and diluted                                   2,717,891         2,717,891         2,717,891         2,717,891


See notes to the consolidated financial statements.

                                  ISRAMCO INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                            2006          2005
                                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 2,042       $   801
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization                                   1,020         1,376
  Impairment of assets                                                       2,200            --
  Accretion expense                                                             52            --
  Loss (gain) on marketable securities                                        (367)         (393)
  Equity in net loss (gain) of investees                                    (1,930)       (1,570)
  Deferred taxes                                                               560            --
  Changes in assets and liabilities:
    Accounts receivable                                                        (13)           93
    Prepaid expenses and other current assets                                  (38)         (231)
    Accounts payable and accrued liabilities                                 1,707           715
                                                                           -------       -------
Net cash provided by operating activities                                    5,233           791
                                                                           -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (3,131)       (2,021)
Investment in affiliate                                                     (1,197)           --
Dividend from affiliate                                                      1,254            --
Purchase of marketable securities                                           (1,373)       (2,177)
Proceeds from sale of marketable securities                                  2,435         4,467
                                                                           -------       -------
Net cash provided (used) in investing activities                            (2,012)          269
                                                                           -------       -------
Net cash provided by financial activities
Change in short term credit from banks                                        (126)           --
Repayment of loan                                                             (714)       (1,538)
                                                                           -------       -------
Net cash used by financial activities                                         (840)       (1,538)
                                                                           -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,381          (478)
Cash and cash equivalents-beginning of period                                1,249         2,087
                                                                           -------       -------
Cash and cash equivalents-end period                                       $ 3,630       $ 1,609
                                                                           =======       =======
Supplemental disclosures:
  Cash paid for interest                                                   $   275       $   213
  Cash paid for income taxes                                                    --            --


See notes to the consolidated financial statements.

                                  ISRAMCO INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results presented for the interim periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

Stock-Based Compensation

On January 1, 2006 Isramco adopted Statement of Financial Accounting Standards ("SFAS") Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Isramco adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, Isramco accounted for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Isramco did not have any compensation expense for the three and nine month periods ended September 30, 2006 and 2005, as there were no options granted and options historically granted were fully vested on the date of grant. Therefore, pro forma net income and earnings per share would have been the same as the amounts as reported if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

NOTE 2 - INVESTMENT IN VESSEL

In February 2006, Isramco's wholly owned subsidiary Magic 1 Cruise Line Corp. entered into a bareboat charter with a tour operator pursuant to which the luxury cruise liner was leased between April 6, 2006 and November 5, 2006 and is scheduled to be leased for the period commencing on March 29, 2007 and terminating on October 28, 2007 and thereafter the period commencing on April 8, 2008 and terminating on November 7, 2008, at a daily rate of $8,000. The operator may cancel the second and third charter periods by giving a written notice to the Magic to such effect by no later than November 1, 2006 and it may cancel the third charter period by giving a written notice to such effect by no later than November 1, 2007. As of the November 13, 2006, the operator has not given any cancellation notice.

Following management's assessment conducted at the end of the three month period ending March 31, 2006, management determined that there has been a decrease in the fair market value of Isramco's investment in such vessel and, that as a consequence thereof, Isramco believes the investment to have been impaired. Accordingly, Isramco recorded an impairment charge as of March 31, 2006 in the amount of $2,200,000.

NOTE 3 - OIL AND GAS PROPERTIES

During 2006 we continued to invest in drilling activities in the Barnett shale in North Central Texas (Parker County) in which we hold 15% working interests. To date, 16 gas wells have been drilled of which one well has been completed for production and the remainder are in various stages of completion. The total investment during the 2006 Period was $3,290,910.


NOTE 4 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The reconciliation is as follows:

                                                             For the three months ended September 30,
                                                              2006                             2005
                                                      Income          Shares          Income          Shares
Basic                                               $  582,000       2,717,891      $1,092,000       2,717,891
Effect of dilutive securities of stock options              --              --              --              --
                                                    ----------      ----------      ----------      ----------
Diluted                                             $  582,000       2,717,891      $1,092,000       2,717,891
                                                    ==========      ==========      ==========      ==========


                                                             For the nine months ended September 30,
                                                              2006                             2005
                                                      Income          Shares          Income          Shares
Basic                                               $2,042,000       2,717,891      $  801,000       2,717,891
Effect of dilutive securities of stock options              --              --              --              --
                                                    ----------      ----------      ----------      ----------
Diluted                                             $2,042,000       2,717,891      $  801,000       2,717,891
                                                    ==========      ==========      ==========      ==========

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

                                                United                       Total Oil                    Consolidated
                                                States         Israel         and Gas        Vessel          Total
                                               --------       --------       --------       --------       --------
Identifiable assets at September 30, 2006      $  7,780       $     23       $  7,803       $  5,578       $ 13,381
Cash and corporate assets                                                                                    31,193
                                                                                                           --------
Total Assets at September 30, 2006                                                                         $ 44,574
                                                                                                           ========

Identifiable assets at December 31, 2005       $  5,236       $     68       $  5,304       $  8,479       $ 13,783
Cash and corporate assets                                                                                    24,832
                                                                                                           --------
Total Assets at December 31, 2005                                                                          $ 38,615
                                                                                                           ========

Nine Months Ended September 30, 2006

Sales and other operating revenue              $  1,915       $    519       $  2,434       $  1,424       $  3,858
Costs and operating expenses                     (1,354)           (16)        (1,370)        (1,738)        (3,108)
                                               --------       --------       --------       --------       --------
Operating profit (loss)                        $    561       $    503       $  1,064       $   (314)           750
                                               ========       ========       ========       ========       ========
Interest income, net of interest expense                                                                         95
General corporate expenses                                                                                   (1,633)
Gain on marketable securities                                                                                   885
Equity in net income of investees                                                                             1,930
Other income                                                                                                  3,174
Impairment of Vessel                                                                                         (2,200)
Income taxes                                                                                                   (959)
                                                                                                           --------
                                                                                                           $  2,042
Net income                                                                                                 ========




                                              United                     Total Oil                  Consolidated
                                              States        Israel        and Gas       Vessel         Total
                                              -------       -------       -------       -------       -------
Nine Months Ended September 30, 2005

Sales and other operating revenue             $ 2,428       $   504       $ 2,932       $ 1,304       $ 4,236
Costs and operating expenses                   (1,816)         (558)       (2,374)       (1,782)       (4,156)
                                              -------       -------       -------       -------       -------
Operating profit (loss)                       $   612       $   (54)      $   558       $  (478)           80
                                              =======       =======       =======       =======       =======

Interest income, net of interest expense                                                                  107
General corporate expenses                                                                             (1,286)
Gain on marketable securities                                                                             343
equity in net income of investees                                                                       1,571
Other income                                                                                              236
Income taxes                                                                                             (250)
                                                                                                      -------
Net income                                                                                            $   801
                                                                                                      =======
Three Months Ended September 30, 2006

Sales and other operating revenue             $   596       $   218       $   814       $   736       $ 1,550
Costs and operating expenses                     (552)           (5)         (557)         (190)         (747)
                                              -------       -------       -------       -------       -------
Operating profit (loss)                       $    44       $   213       $   257       $   546           803
                                              =======       =======       =======       =======       =======
Interest income, net of interest expense                                                                    9
General corporate expenses                                                                               (485)
Gain on marketable securities                                                                              73
Equity in net income of investees                                                                         267
Other income                                                                                               16
Income taxes                                                                                             (101)
                                                                                                      -------
Net income                                                                                            $   582
                                                                                                      =======
Three Months Ended September 30, 2005

Sales and other operating revenue             $   819       $   104       $   923       $   736       $ 1,659
Costs and operating expenses                     (700)         (186)         (886)         (530)       (1,416)
                                              -------       -------       -------       -------       -------
Operating profit                              $   119       $   (82)      $    37       $   206           243
                                              =======       =======       =======       =======       =======
Interest income, net of interest expense                                                                  107
General corporate expenses                                                                               (486)
Gain on marketable securities                                                                             124
Equity in net income of investees                                                                       1,182
Other income                                                                                              172
Income taxes                                                                                             (250)
                                                                                                      -------
Net income                                                                                            $ 1,092
                                                                                                      =======

NOTE 6 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the nine-month periods ended September 30, 2006 and 2005 was as follows (in thousands):

                                                                              Nine months ended September 30,
                                                                               2006                     2005
                                                                             --------                 --------
Net income (loss)                                                             $ 2,042                    $ 801
Other comprehensive gain (loss) available-for-sale securities                     625                       84
Foreign currency translation adjustments                                        1,019                     (543)
                                                                             --------                 --------
Comprehensive income (loss)                                                   $ 3,686                    $ 342
                                                                             ========                 ========

NOTE 7 -- SUBSEQUENT EVENTS

On October 19, 2006 Jay Petroleum LLC, a wholly owned subsidiary of Isramco, and Delek Energy US Inc each purchased a 50% working interest in 2,780 non producing Barnett Shale acreages in Wise County Texas from McCommons Oil Company. Jay Petroleum and Delek each paid $1.2 million for these rights.

In addition, Jay Management LLC, another wholly owned Isramco subsidiary, and Delek entered into a joint operating agreement as of October 19, 2006 for Jay Management to serve as operator of the acreages.

A 3D seismic survey of the area and two exploratory gas wells are currently planned and, based on the results thereof, additional drillings will be considered.

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

OVERVIEW

Isramco, Inc., a Delaware company, is active in the exploration of oil and gas in Israel and the United States. We are an operator of certain leases and licenses and also hold participation interests in certain other interests. We also hold certain non-oil and gas properties.

CRITICAL ACCOUNTING POLICIES

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our application of accounting policies. Our critical accounting policies are as follows:

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than is temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily from cash generated by operations.

The increase in our consolidated cash and cash equivalents of $2,381,000 from $1,249,000 at December 31, 2005 to $3,630,000 at September 30, 2006, is
primarily attributable to the receipt of $2,565,000 from the settlement of two lawsuit initiated by us.

Net cash used in investing activities for the nine-month period ended September 30, 2006 was $2,012,000 compared to $269,000 provided by during the nine-month period ended September 30, 2005. The cash used in 2006 was primarily for investment in oil and gas wells in US.

Capital expenditures for property and equipment during the nine months ended September 30, 2005 were $3,131,000 compared to $2,021,000 for the same period in 2005. Capital expenditures during 2006 are primarily attributable to investments in gas wells is the Barnett shale in West Texas. Capital expenditures during 2005 primarily attributable to investments in the Magic 1 cruise liner and in the drilling of oil and gas wells in Texas.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 (THE "2006 PERIOD") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (THE "2005 PERIOD") AND THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

We reported net income of $2,042.000 ($0.75 per share) for the nine-month period ended September 30, 2006 compared to net income of $801,000 ($0.29 per share) for the same period in 2005 and net income of $582,000 ($0.21 per share) for the three months period ended September 30, 2006 compared to net income of $1,092,000 ($0.40 per share) for the same period in 2005. The increase in the net income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is attributable to the recording of a non recurring one time payment of $2,565,000 in connection with the settlement of certain lawsuits initiated by us, offset by decrease in oil and gas sales and impairment of the cruise line vessel that we recorded during the first quarter of 2006.

Set forth below is a break-down of these results:


United States

Oil and Gas Revenues (in thousands)

                         Three Months ended September 30,         Nine Months ended September 30,
                              2006         2005                            2006      2005
Oil Volume Sold (Bbl)          3            5.1                             10       12.2

Gas Volume Sold (MCF)         59             90                            172        285

Oil Sales ($)                216            258                            643        583

Gas Sales ($)                383            554                          1,161      1,735

Average Unit Price

Oil ($/Bbl) *              $64.66     $   50.50                       $  61.18     $47.70
                           $ 6.44     $    6.15                       $   6.76     $ 6.08
Gas ($/MCF) **


* Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 Cubic Feet

SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

Our wholly-owned subsidiaries, Jay Petroleum LLC and Jay Management LLC, are involved in oil and gas exploration and production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2005 are approximately 106,638 net barrels of proved developed producing oil and 1,645 MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas wells owned by Jay Petroleum.

During 2006 we continued to invest in drilling activities in the Barnett shale in North Central Texas (Parker County) in which we hold 15% working interests. To date, 16 gas wells have been drilled of which one well has been completed for production and the remainder are in various stages of completion. The total investment during the 2006 Period was $3,290,910.

OPERATOR'S FEES

During the 2006 Period, we earned $61,000 in operator fees compared to $54,000 for the 2005 Period and $26,000 for the three months ended September 30, 2006 compared to $18,000 for the corresponding periods in 2005.

OIL & GAS REVENUES

During the 2006 Period, we had oil and gas revenues of $1,804,000 compared to $2,292,000 for the 2005 Period and $599,000 for the three months ended September 30, 2006 compared to $775,000 for the comparable period in 2005. The decrease in the 2006 Period and for the three months ended September 30, 2006 compared to the same period in 2005 is primarily attributable to the decline in the gas production of our wells.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the 2005 Period were $898,000 compared to $1,124,000 for the 2005 Period and $499,000 for the three months ended September 30, 2006 compared to $499,000 the comparable period in 2004.

OIL AND GAS EXPLORATION COSTS

During the 2006 Period, we incurred expenses for exploration costs of $125,000 compared to $160,000 in 2005 Period.

INTEREST INCOME

Interest income in respect of the 2006 Period was $370,000 compared to $320,000 for the 2005 Period and $73,000 in respect of the three months ended September 30, 2006 compared to $164,000 for the same period in 2005.

GAIN (LOSS) ON MARKETABLE SECURITIES

During the 2006 Period, we recognized a net realized and unrealized gain on trading securities of $885,000 compared to gain of $343,000 for the 2005 Period and gain of $73,000 for the three months ended September 30, 2006 compared to gain of $124,000 for the same period in 2005.

Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of our portfolio.

EQUITY IN NET INCOME OF INVESTEES

Our equity in the net income of investees for the 2006 Period was $1,930,000 compared to our equity in net income of $1,571,000 for the 2005 Period and $267,000 in respect of the three months ended September 30, 2006 compared to $1,182,000 for the same three month period in 2005. The increase in the 2006 Period is primarily attributable to increase in the market value of the marketable securities held by Isramco Negev 2 and IOC Dead Sea LP.

OPERATOR EXPENSE

Operator expenses were incurred primarily in connection with the offshore activities in Israel. Operator expenses for the 2006 Period were $554,000 compared to $495,000 for the 2005 Period and $178,000 for the three months ended September 30, 2006 compared to 133,000 for the corresponding period in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the 2006 Period were $1,079,000 compared to $1,286,000 for the 2005 Period and $307,000 for the three months ended September 30, 2006 compared to $483,000 for the same period in 2005.

CRUISE LINE VESSEL REVENUES

During the 2006 Period, we earned $1,424,000 from leasing the cruise line Vessel compare to $1,304,000 during the 2005 Period. The lease for 2006 began in April 6, 2006 and expired on October 31, 2006.

CRUISE LIVE VESSEL EXPENSES

Cruise Line vessel expenses for the 2006 Period were $1,028,000 and $11,000 for the three months ended September 30, 2006. The expenses are primarily attributable to maintenance, repairs and payroll. Expenses for 2005 Period were $957,000 and 216,000 for the three months ended September 30, 2005.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation depletion and amortization expenses are connected to the producing wells in the United States and to the cruise line vessel. During the 2006 Period, we recorded $1,005,000 compared to $1,372,000 for the 2005 Period and $187,000 for the three months ended September 30, 2006 compared to $542,000 for the comparable period in 2005. The decrease in the 2006 Period and for the three months is primarily attributable to the lower depreciation on the vessel of $114,000 as a result of the impairment taken in the first quarter of 2006 and lower depletion during 2006 of $160,000 from a field that has had lower production due to pipeline maintenance difficulties.

NET GAIN ON LEGAL SETTLEMENTS

Net gain on legal settlements in 2006 Period is attributable to the receipt of approximately $3,050,000 from the settlements in February 2006 of certain lawsuits that we initiated. We recorded a net gain of $2,565,000.

OTHER INCOME

Other income during the 2006 Period was $609,000 compared to $236,000 during the 2005 Period. Other income in the 2006 Period is primarily attributable to the mark to market of swap contracts on oil and gas prices.

IMPAIRMENT OF ASSETS

Following management's assessment conducted in April and May 2006 as part of the preparation of the financial statements for the first quarter of 2006, management determined that there has been a decrease in the fair market value of our investment in the Magic 1 cruise vessel and, that as a consequence thereof, we believed the investment to have been impaired. Accordingly, we recorded as impairment charge in March 2006 in the amount of $2,200,000 for the three month period ended March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 There has been no material change in these market risks since the end of the fiscal year 2005.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recoded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (and Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13 a-14 c.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including its Chief Executive Officer (and Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the disclosure controls and procedures. Based of the foregoing, our Chief Executive Officer (and Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below. The update to the risk factors contained below was first included in our quarterly report on Form 10-QSB for the three months ended March 31, 2006.

In March 2004, we purchased a luxury cruise liner for $8,050,000. The vessel is being operated by our wholly owned subsidiary Magic 1 Cruise Line Corp. Based on a re-evaluation of the vessel's recoverable amount that we conducted in May 2006 based on a revision of the vessel's anticipated maintenance costs, we believe there has been a decrease in the fair market value of the vessel and that our investment has thus been impaired. Accordingly, we recorded an impairment charge of $2,200,000 as of March 31, 2006. We periodically re-evaluate the carrying value of the vessel. No assurance can be given that future developments in the cruise line industry generally or in the costs associated with the maintenance of the vessel will not result in additional impairment to the value of the vessel.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

31. Certification of Chief Executive and Principal Financial Officer pursuant to
Section 302 of Sarbanes-Oxley Act

32. Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ISRAMCO, INC.





DATE: NOVEMBER 14  2006                 BY /s/ Haim Tsuff
                                          --------------------------------------
                                          Chief Executive Officer (and Principal
                                          Financial and Accounting Officer)