Form 10-K
period 2006-12-31
ISRAMCO INC
filed 2007-03-16
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

MARK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes [_] No [x]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [_] No [x]

As of March 13, 2007 there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 13, 2007 was approximately $46.6 million. Such market value was calculated using the closing price of the Common Stock as of such date reported on the NASDAQ Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for in Items 10, 11, 12 and 14 in Part III will be contained in the issuer's definitive proxy statement which the issuer intends to file within 120 days after the end of the Issuer's fiscal year ended December 31, 2006 and such information is incorporated herein by reference.

                                  ISRAMCO, INC.
                          2006 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS........................................................3

ITEM 1A.   RISK FACTORS...................................................11

ITEM 1B.   UNRESOLVED STAFF COMMENTS......................................15

ITEM 2.    PROPERTIES.....................................................15

ITEM 3.    LEGAL PROCEEDINGS..............................................15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............15

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......15

ITEM 6.    SELECTED FINANCIAL DATA........................................16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION....18

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....24

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................24

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................24

ITEM 9A.   CONTROLS AND PROCEDURES........................................25

ITEM 9B.   OTHER INFORMATION..............................................25

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........25

ITEM 11.   EXECUTIVE COMPENSATION.........................................25

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS.............................25

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................25

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES...........................25

ITEM 15.   EXHIBITS.......................................................28

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Isramco, Inc. ("Isramco" or the "Company") was incorporated in Delaware in 1982 and is engaged in the exploration for and production of oil and gas in Israel and in the United States. In Israel, the Company holds a participation interest in two long- term off-shore leases and serves as the operator of one of those leases. See "Summary of exploration efforts in Israel".

     In the United States, the Company, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas exploration and production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2006 are approximately 74,110 net barrels of proved developed producing oil and 1,100 net MMCFs of proved developed producing natural gas. In March 2007, the Company, through a newly created Texas limited liability company, purchased additional oil and gas properties (including 650 oil and gas wells) located in Texas and New Mexico. See "Summary of Exploration Efforts in United States".

THE OPERATOR OF THE MED ASHDOD LEASE

     Isramco is currently the operator of the Med Ashdod Lease in offshore Israel under a joint operating agreement (the "JOA") entered into among the participants in the lease, As operator, Isramco carries out all the operations contemplated in the JOA, including directing the oil exploration and drilling activities of the venture, within the framework of work programs and budgets approved by the participants in the venture. Isramco may be removed as operator for cause by notice in writing given by two or more of the other parties representing at least 65% of the total interests in the lease.

     Under the JOA, each participant is responsible for the costs, expenses and obligations incurred in relation to the lease area in proportion to its rights and interests in the lease.

     As operator, Isramco charges the venture participants for all costs incurred in connection with the exploration and drilling activities conducted by the Med Ashdod venture and is entitled to receive a fee for its administrative overhead equal to 6% of all direct charges or minimum monthly compensation of $6,000 per the lease. During the years ended December 31, 2006 and 2005, Isramco was paid a total of $69,000 and $977,000, respectively, as operator fees.

     With respect to the Med Yavne Lease, Isramco furnishes to BG International Limited, a member of the British Gas Group ("BG"), the operator of the lease, consulting services of an administrative and technical nature for which it receives a monthly fee equal to $10,000.

GENERAL PARTNER OF THE ISRAMCO NEGEV 2 LIMITED PARTNERSHIP

     In 1989 Isramco transferred a substantial portion of its working interest in certain oil and gas assets in Israel to Isramco Negev 2 Limited Partnership, an Israeli limited partnership organized for the purpose of the exploration and the production of oil and gas in Israel (the "Limited Partnership") In exchange for the working interests, the Limited Partnership granted to Isramco certain overriding royalties. In 1992, Isramco transferred to the Limited Partnership additional rights in exchange for additional overriding royalties and reimbursement of expenses. Isramco formed Isramco Oil and Gas Ltd. ("IOG"), an Israeli company and Isramco's wholly-owned subsidiary to act as the general partner for the Limited Partnership and also formed Isramco Management (1988) Ltd., an Israeli company and Isramco's wholly-owned subsidiary to act as the limited partner. The limited partner is the nominee of Limited Partnership units held by public investors in Israel.

     Pursuant to the Limited Partnership Agreement and the Trust Agreement, a supervisor was appointed on behalf of the Limited Partnership unit holders, with sole authority to appoint the sole director for Isramco Management (1988) Ltd. and to supervise its activities on behalf of and for the benefit of the Limited Partnership unit holders. Although control and management of the Limited Partnership rests with the general partner, matters involving certain rights of the Limited Partnership unit holders are subject to the approval of the supervisor and in certain instances the approval of the Limited Partnership unit holders. The firm of Igal Brightman & Co., Accountants and Mr. David Valiano, Accountant have been appointed as supervisors.

     Through IOG, Isramco currently receives a management fee of $40,000 per month from the Limited Partnership for office space, management and other services.

     Isramco currently holds 8.17% of the issued Limited Partnership units and IOG holds an additional 0.008% of the Limited Partnership units. On December 31, 2006, the Limited Partnership had cash, cash equivalents, certificates of deposit and marketable securities with a value of approximately $136 million.

     Additionally, IOG (as the general partner of the Limited Partnership) is entitled to 5% overriding royalties in certain petroleum assets held by the Limited Partnership.

NON-OIL AND GAS PROPERTIES

     In June 2002, Isramco purchased non-oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. In January 2004, Isramco entered into an agreement with a related entity pursuant to which the property was leased to such entity for a 24 month period at a monthly rent of $7,000. On January 1, 2006, Isramco entered into a new agreement with a related entity pursuant to which a significantly smaller part of the property is leased to such entity for a 24-month period at a monthly rent of $550.

     In March 2004, Isramco purchased a luxury cruise liner for aggregate consideration of $8,050,000. Isramco, through its wholly owned subsidiary, Magic 1 Cruise Line Corp., a British Virgin Island corporation ("Magic 1 Corp."), leased the vessel to European based tour operator from April 2005 through October 2005 and from April 6, 2006 through November 5, 2006. In December 2006, Isramco sold all of the outstanding share capital of Magic 1 Corp. to an unrelated third party for total consideration of approximately $2.15 million. The consideration paid to Isramco included the purchaser's assumption of an outstanding loan in the principal amount of $3.3 million. Isramco's decision to sell its holdings in Magic is primarily attributable to Isramco's decision to focus principally on the oil and gas business. Following the sale, Isramco is no longer engaged in the business of cruise lines.

OIL AND GAS VENTURES AND PETROLEUM ASSETS

                      OIL AND GAS LEASES LOCATED IN ISRAEL

     The table below sets forth the Working Interests of Isramco and all affiliated and non-affiliated participants in the leases in Israel, the total acreage of each lease, and the expiration dates of each of the leases as of December 31, 2006. Isramco also holds Overriding Royalties in the leases. See "Table of Overriding Royalties".

                            TABLE OF WORKING INTEREST
                                IN THE LEASES(1)
                              (% INTEREST OF 100%)

NAME OF PARTICIPANT            MICHAL & MATAN       MED YAVNE LEASE*   MED ASHDOD LEASE**(3)
------------------------   ----------------------   ----------------   ---------------------
Licenses
Isramco                            0.4584                 0.3625
Affiliates
Isramco Negev 2, Limited            27.50                 32.411             19.1370
Partnership
I.O.C.                              7.800                  7.800
I.N.O.C. Dead Sea                      --                 5.0525
Limited Partnership
Naphtha                            1.8033                     --
Naphtha Explorations               2.2826                 1.8411
Limited Partnership
JOEL                               2.8807                     --
Equital                            2.1639                     --
Non-affiliated entities             72.50                   50.2             65.8069
Total                             100.000                100.000
Area (acres)                      175,000                 13,100              61,800
Expiration Date (2)            12/31/2008              6/10/2030           6/15/2030

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

(3) Under the Grant Agreement with the Government of Israel, the government may claim that Isramco is contingently obligated to repay to the government the grant monies in the amount of $110,000 and to pay a 6.5% Overriding Royalty on all production from the area.

                      OVERRIDING ROYALTIES HELD BY ISRAMCO

     Isramco holds Overriding Royalties in certain oil and gas assets. Additionally, Isramco is entitled to receive from certain participants in the Med Yavne and Med Ashdod leases overriding royalties equal to 2% of each such participant's rights to any oil/gas produced within those leases. Isramco holds the following Overriding Royalties:

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

Michal & Matan Licenses
from Isramco Negev 2, Limited
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

(1) The Working Interests of Delek and DOEX have been assigned to Delek Drilling Limited Partnership.

(2) The prospectus of the Delek Limited Partnership dated January 26, 1994 states that the interest which Delek L.P., received from Delek and DOEX is free from any encumbrances except that Isramco may argue that the interests are subject to an Overriding Royalty. Isramco has no information available to it as to why this statement is in the Delek L.P. prospectus.

Isramco has no direct financial obligation with regard to the Overriding Royalties, however, in the event the Limited Partnership, JOEL, DOEX or Delek, fails to fund its obligation with regard to the leases to which an Overriding Royalty exists, Isramco could lose its interest in such Overriding Royalty. See also "Table of Working Interests" above.

                    SUMMARY OF EXPLORATION EFFORTS IN ISRAEL

MED YAVNE LEASE

     Based on the gas finds known as "Or 1" and "Or South" , a 30-year lease was granted in June 2000 (hereinafter: the "Med Yavne Lease"). The Med Yavne Lease covers 53 square kilometers (approximately 13,000 acres) offshore Israel. The operator of the Med Yavne Lease is BG International Limited, a member of the British Gas Group ("BG").

     According to the operator's estimates, which are based on the results of the drillings in the Or 1, and a three-dimensional seismic survey performed in the area of the lease, the recoverable gas reserves of Or 1 reserve are estimated at 51 billion cubic feet. In November 2002 and in January 2007, Isramco received an opinion from a consulting firm in the United States that performed a techno-economic examination for the development of the Or 1 reserve. The opinion indicates that, under certain assumptions, development of the reserve by connection to a nearby platform (at a distance of seven miles) and from there via an existing transportation pipeline to the coast, may be economically feasible. It is the intention of the partners in Med Yavne Lease to cooperate with independent third parties to jointly develop Or 1 reserve with their gas reserve.

     Isramco's participation interest of the Med Yavne Lease is 0.4585% and the participation of Isramco Negev 2 LP is 32.411%.

MED ASHDOD LEASE

     Following the results of "Nir 1" drilling, a 30 year lease was granted in January 2002. The Med Ashdod Lease covers approximately 250 square kilometers (approximately 62,000 acres) offshore Israel. Isramco serves as the operator of the Med Ashdod Lease and holds a 0.3625% participation interest therein.

     During fiscal 2006, Isramco continued to seek out a drilling rig in order to drill the "Yam 3" well. As the date of this report, Isramco cannot evaluate where and if the well will be spud.

MATAN & MICHAL LICENSES

     A Company affiliate, Isramco Negev 2 Ltd., currently holds a 27.5% participation interest in two offshore licenses covering an area of approximately 175,000 acres offshore Israel known as "Matan and Michal". The licenses are in effect through 2008. The remaining interests are held by unrelated third parties. In July 2006, Noble Energy Mediterranean Ltd. purchased a 33% interest in the licenses and following such purchase was appointed operator of the licenses,

     In November 2006, the operator presented to the license participants a work plan to drill the "Tamar 1" well within a proposed budget of $69 million. The operator also presented additional work plans for 2006 and 2007 within an aggregate proposed budget of approximately $2.2 million. All the license participants gave notice of their approval of their proportionate share of the proposed budget and the work plans. As of the filing of this report, no agreement with respect to the drilling has been signed.

               SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

     Isramco, through its wholly-owned subsidiaries, Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Independent estimates of the reserves held by Jay Petroleum as of December 31, 2006 are approximately 74,110 net barrels of proved developed producing oil and 1,100 net MMCFs of proved developed producing natural gas. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

     During 2006 Jay Petroleum has participated in the drilling and completion of 19 gas wells in Parker County, Texas and has a 15 percent working interest non-operated position in some 13,000 acres. The objective producing formation is the Barnett Shale. All the wells are directionally drilled to maximize gas recovery. The operator is XTO Energy, Inc. in Fort Worth, Texas. The pipeline connection was initiated in late December 2006 and will be completed in Spring 2007.

     On October 19, 2006, Jay Petroleum LLC and Delek Energy US Inc each purchased a 50% working interest in 2,800 non producing Barnett Shale acreages in Wise County Texas from McCommons Oil Company. Jay Petroleum and Delek each paid $1.2 million for these rights. In addition, Jay Management LLC, another wholly owned Isramco subsidiary, and Delek entered into a joint operating agreement as of October 19, 2006 for Jay Management to serve as operator of the acreages. A 3D seismic survey of the area and two exploratory gas wells are currently planned and, based on the results thereof, additional drillings will be considered.

     In early 2006, Isramco drilled and completed the Arco Hughes #5 gas well located in the Castillo Field, Jasper Co., Texas. The well is presently shut-in waiting for a pipeline connection. Jay is presently studying the potential of the area for further development.

TRANSACTION WITH FIVE STATES

        Isramco and Five States Energy Company, L.L.C. ("Five States") entered into a certain Purchase and Sale Agreement (the "Purchase Agreement"), pursuant to which Isramco agreed to purchase from Five States, through Isramco Energy LLC, a Texas limited liability company that is wholly owned by Isramco ("Isramco Energy"), certain oil and gas properties (including 650 oil and gas wells) located in Texas and New Mexico.

     The closing of the transactions contemplated in the Purchase Agreement was completed on March 2, 2007 for an aggregate purchase price of $92 million (the "Purchase Price"). According to an engineering report prepared by an independent consulting company relating to the properties purchased under the Purchase Agreement, the estimated proved developed producing reserves are 1,447,161 net barrels of oil and 20,078,174 net MCF's of natural gas and 1,305,705 net of liquid products. Isramco funded $7.7 million of the Purchase Price from working capital and the balance from a combination of commercial bank loans and loans from related parties. The loans are discussed below.

        Isramco obtained loans in the total principle amount of $42 million from Naphtha Israel Petroleum Corp. Ltd., the parent company (including through its wholly owned subsidiary IOC-Israel Oil Company Ltd) ("Naphtha") with terms and conditions as below:

        Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Loan Agreement") with Naphtha, Isramco obtained a loan in the principal amount of $18.5 million. The outstanding principal amount of the loan accrues interest at per annum rate equal to the London Inter-bank Offered Rate (LIBOR) plus 5.5%, not to exceed 11% per annum. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 26, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Isramco agreed to grant to Naphtha a security interest in certain specified properties held by Jay Petroleum, its wholly owned subsidiary. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco's failure to secure the indebtedness as provided for in the agreement, pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco's material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco's failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco's insolvency or liquidation or a bankruptcy event or(v) Isramco's criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan. Mr. Jackob Maimon, Isramco's president and director is a director of Naphtha and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of Naphtha.

     Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan from Naphtha, in the principal amount of $10.5 million, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty. The Second Loan Agreement is not secured. The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement. Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Third Loan Agreement ") Isramco obtained a loan from Naphtha, in the principal amount of $12 million, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty. The Third Loan is not secured. The other terms of the Third Loan Agreement are identical to the terms of the Loan Agreement.

        Pursuant to a Loan Agreement dated as of February 26, 2007 Isramco obtained a loan from J.O.E.L Jerusalem Oil Exploration Ltd, a related party ("JOEL"), in the principal amount of $ 7 million, repayable at the end of 3 months. Interest accrues at a per annum rate of 5.36%. Mr. Jackob Maimon, Isramco's president and director is a director of JOEL and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

        Pursuant to a Credit Agreement, dated as of March 2, 2007 (the "Credit Agreement") between Isramco Energy and Wells Fargo Bank NA, as administrative agent, Isramco Energy obtained a $35.3 million credit line from Wells Fargo. Amounts outstanding under the credit line are payable by March 1, 2011. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%. An Event of Default under the Credit Agreement shall be deemed to have occurred in the event of any one or more of the following: (a) Isramco Energy shall default in the payment or prepayment when due of any principal of or interest on any loan, or any reimbursement obligation for a disbursement made under any letter of credit, or any fees or other amount payable by it under the Credit Agreement or any of the documents entered into in connection therewith (the "Credit Agreement Documents"); (b) Isramco Energy or any of its subsidiaries shall default in the payment when due of any principal of or interest on any of its other debt, or any event specified in any note, agreement, indenture or other document evidencing or relating to any such debt shall occur if the effect of such event is to cause, or (with the giving of any notice or the lapse of time or both) to permit the holder or holders of such debt (or a trustee or agent on behalf of such holder or holders) to cause, such debt to become due prior to its stated maturity; (c) Any representation, warranty or certification made or deemed made pursuant to the Credit Agreement or any other Credit Agreement Document, or any certificate furnished pursuant to the provisions thereof, shall prove to be have been false or misleading as of the time made or furnished in any material respect; (d) Isramco Energy shall (i) default in the performance of any of its obligations under the Credit Agreement (including the obligation to provide audited financial statements on an annual basis and the obligation to report any default, but excluding other affirmative covenants) or (ii) default in the performance of any of the affirmative covenants under the Credit Agreement (excluding the obligation to provide audited financial statements on an annual basis and the obligation to report any default) or in the performance of its obligations under any other Credit Agreement Document (other than payment obligations, which are governed by clause (a) above) and such default shall continue unremedied for a period of thirty (30) days after the earlier to occur of (A) Isramco Energy receiving notice thereof or (B) Isramco Energy otherwise becoming aware of such default; (e) Isramco or any of Isramco Energy's subsidiaries shall default in the performance of any of their respective obligations under the guaranty agreements entered into pursuant to the Credit Agreement (other than the payment of amounts due, which shall have no grace period) and such default shall continue unremedied for a period of thirty (30) days after the earlier to occur of (i) Isramco receiving notice thereof or (ii) Isramco, Isramco Energy or any of its subsidiaries otherwise becoming aware of such default; (f) Isramco Energy shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due; (g) Isramco Energy shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or all or a substantial part of its property, (ii) make a general assignment for the benefit of creditors, (iii) commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, liquidation or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Federal Bankruptcy Code or (vi) take any corporate action for the purpose of effecting any of the foregoing; (h) A proceeding or case shall be commenced, without the application or consent of Isramco Energy, in any court of competent jurisdiction, seeking (i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of Isramco Energy or all or any substantial part of its assets, (iii) similar relief in respect of Isramco Energy under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 days, or (iv) an order for relief against Isramco Energy shall be entered in an involuntary case under the federal bankruptcy code; (i) A judgment or judgments for the payment of money in excess of $100,000 in the aggregate shall be rendered by a court against Isramco Energy or any subsidiary and the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured by posting of a bond or otherwise, within thirty
(30) days from the date of entry thereof and Isramco Energy or such subsidiary shall not, within said period of 30 days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal; (j) The Credit Agreement Documents after delivery thereof shall for any reason, except to the extent permitted by the terms thereof, cease to be in full force and effect and valid, binding and enforceable in accordance with their terms, or cease to create a valid and perfected lien of the priority required thereby on any of the collateral purported to be covered thereby, except to the extent permitted by the terms of the Credit Agreement, or Isramco, Isramco Energy or any of its subsidiaries shall so state in writing; (k) An event having a material adverse effect on Isramco Energy shall occur; (l) Isramco Energy discontinues its usual business or a change of control occurs; (m) Isramco or any of Isramco Energy's subsidiaries takes, suffers or permits to exist any of the events or conditions referred to in paragraphs (f), (g), (h) or (i) or if any provision of any guaranty agreement related thereto shall for any reason cease to be valid and binding on such guarantor or if such guarantor shall so state in writing; (n) Isramco Energy defaults under certain management, operating and consulting agreements entered into with respect to properties for which the lender has a security interest.

     In addition to including customary affirmative and negative covenants, the Credit Agreement requires Isramco Energy to: (a) maintain a ratio of consolidated current assets to consolidated current liabilities of no less than
1.0 to 1.0 at all times; (b) ensure that its leverage ratio is no more than 3.50 to 1.0 as of the end of each fiscal quarter; (c) ensure that its interest coverage ratio is no more than 2.50 to 1.0 as of the end of each fiscal quarter;
(d) ensure that its capital expenditures in any fiscal year do not exceed $2.500,000.; ensure that COPAS charges do not exceed $250 per well per month. Amounts outstanding under the Credit Agreement are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Energy.

     Additionally, pursuant to an agreement between Sigma Energy Corporation ("Sigma"), an unrelated party that originated the transaction with Five States, Isramco and Isramco Energy, Isramco Energy paid to Sigma on March 2, 2007, the amount of $300,000 and after Payout (as defined in the Agreement with Sigma), Isramco Energy undertook to assign to Sigma a direct ownership interests equal to 3.75% of the interests acquired by Isramco Energy under the Purchase Agreement.

SWAP TRANSACTIONS

     In connection with the transaction with Five States, Isramco entered into the following swap contracts.

1. As at balance sheet date Isramco had 24 swap contracts to sell 264,084 barrels of crude oil during 24 months commencing January 2007 for a total consideration of $17.7 million, and 24 swap contracts to sell 2,853,156 MMBTU of natural gas during 24 months commencing January 2007 for a total consideration of $23.1 million.

     Subsequent to balance sheet date, in January 2007, Isramco executed reverse contracts for most of the abovementioned contracts and remained with open swap contracts for 23,000 barrels of crude oil for a total consideration of $1.5 million and 376,000 MMBTU of natural gas for a total consideration of $3 million.

The above mentioned reverse of swap contracts generated to Isramco a profit of $2.1 million.

2. Following the closing of Five States transaction as stated above, Isramco signed additional swap agreements with Wells Fargo Bank to secure it's future oil and gas prices as follows:

(i)Swap contracts to sell 398,918 barrels of crude oil during 46 months commencing March 2007 for a total consideration of $25.4 million.

(ii)Swap contracts to sell 29,609,026 MMBTU of natural gas during 46 months commencing March 2007 for a total consideration of $29.6 million.

Hereunder are the open swap contracts positions as at March 13, 2007:

                           OIL
----------------------------------------------------------
 MONTHLY   FUTURE                      TOTAL      TOTAL
QUANTITY    PRICE           NO' OF   QUANTITY     AMOUNT
 BARRELS     US$     YEAR   MONTHS    BARRELS       US$
--------   ------   -----   ------   --------   ----------
  3,000     62.00   2,007     10       30,000    1,860,000
  3,000     64.15   2,008     12       36,000    2,309,400
  2,700     63.90   2,009     12       32,400    2,070,360
  2,700     63.30   2,010     12       32,400    2,050,920
  6,341     62.47   2,007     10       63,410    3,961,223
  5,516     64.70   2,008     12       66,192    4,282,622
  6,096     64.55   2,009     12       73,152    4,721,962
  5,447     63.80   2,010     12       65,364    4,170,223
  1,000     66.05   2,007     12       12,000      792,600
  1,000     68.46   2,008     12       12,000      821,520
                                      -------   ----------
Total                                 422,918   27,040,830
                                      =======   ==========

                           GAS
-----------------------------------------------------------
 MONTHLY   FUTURE                      TOTAL        TOTAL
QUANTITY    PRICE           NO' OF   QUANTITY      AMOUNT
  MMBTU      US$     YEAR   MONTHS     MMBTU         US$
--------   ------   -----   ------   ---------   ----------
 81,107     8.03    2,007     10       811,070    6,512,892
 80,876     8.20    2,008     12       970,512    7,958,198
 85,874     7.77    2,009     12     1,030,488    8,006,892
 79,286     7.49    2,010     12       951,432    7,126,226
 20,000     7.87    2,007     12       240,000    1,887,600
 13,000     8.37    2,008     12       156,000    1,304,940
                                     ---------   ----------
Total                                4,159,502   32,796,748
                                     =========   ==========

NON-OIL AND GAS PROPERTIES

CRUISE LINER

     In March 2004, Isramco purchased a luxury cruise liner (the "Vessel") for aggregate consideration of $8,050,000. The Vessel, a Bahamas registered ship, contains 270 passenger cabins on nine decks. Isramco leased the Vessel to a tour operator for the period from April 4, 2005 through October 31, 2005 and from April 6, 2006 through November 5, 2006 at a daily rate of $8,000. Under the lease all maintenance and operating costs associated with the vessel were borne by the operator.

     Title to the Vessel was in Magic 1 Cruise Line Corp., a British Virgin Islands corporation and a wholly owned subsidiary of Isramco ("Magic"). Isramco expended approximately $1.4 million and $1 million in the years 2006 and 2005, respectively, in respect of the maintenance, repairs, renovation and upkeep of the vessel. In addition, following management's assessment conducted in April and May 2006 as part of the preparation of the financial statements for the first quarter of 2006, management determined that there had been a decrease in the fair market value of Isramco's investment in the Magic 1 cruise vessel and, that as a consequence thereof, Isramco believed the investment had been impaired. Accordingly, Isramco recorded as impairment charge in March 2006 in the amount of $2,200,000.

     On December 31, 2006, Isramco and Chesny Estates Ltd. ("Chesny"), a British Virgin Islands corporation entered into a certain Share Purchase and Sale Agreement, dated as of December 31, 2006 (the "Purchase Agreement"). pursuant to which Isramco sold to Chesny all of the outstanding share capital of Magic, for a purchase price of $2.15 million. The purchase included the assumption by Chesny of a loan in the principal amount of $3.3 million incurred by Magic in connection with the purchase of the cruise liner vessel.

     Isramco's decision to sell its holdings in Magic is primarily attributable to Isramco's decision to focus principally on the oil and gas business. Following the sale of Magic, Isramco is no longer engaged in the cruise line business.

REAL ESTATE IN ISRAEL

     In June 2002, Isramco purchased non oil and gas producing real estate located in Israel at an aggregate cost of $1,887,000. As of December 1, 2004, Isramco entered into an agreement with a related entity pursuant to which the property is leased to such entity for a 24 month period at a monthly rent of $7,000 through December 31, 2005. On January 1, 2006, Isramco entered into a new agreement with a related entity pursuant to which a significantly smaller part of the property is leased to such entity for a 24-month period at a monthly rent of $550.

EMPLOYEES

     As of March 13, 2006, Isramco had 10 employees at its branch office in Israel and three employees in its office in Houston, Texas.

ITEM 1A. RISK FACTORS

     In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following risks. If any of these risks occurs, Isramco's business, financial condition or operating results could be adversely affected.

                        RISKS RELATED ISRAMCO'S BUSINESS

OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND RISKY

     Isramco is engaged in the business of oil and natural gas exploration and the resulting development of productive oil and gas wells. Isramco's growth will be materially dependent upon the success of its future drilling program. Drilling for oil and gas involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond Isramco's control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Although Isramco believes that its use of 3-D seismic data and other advanced technology should increase the probability of success of its wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, drilling remains an inexact and speculative activity. In addition, the use of 3-D seismic data and such technologies requires greater pre-drilling expenditures than traditional drilling strategies and Isramco could incur losses as a result of such expenditures. Isramco's future drilling activities may not be successful and, if unsuccessful, such failure could have an adverse effect on Isramco's future results of operations and financial condition. Although Isramco may discuss drilling prospects that have been identified or budgeted for, Isramco may ultimately not lease or drill these prospects within the expected time frame, or at all. Isramco may identify prospects through a number of methods, some of which do not include interpretation of 3-D or other seismic data. The drilling and results for these prospects may be particularly uncertain. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources to Isramco and the other participants for the drilling of the prospects, (iii) the approval of the prospects by other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) Isramco's financial resources and results (vi) the availability of leases and permits on reasonable terms for the prospects and
(vii) the payment of royalties to lessors. There can be no assurance that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond Isramco's control.

     THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN THIS REPORT ARE ONLY ESTIMATES AND MAY PROVE TO BE INACCURATE.

     There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values. The reserve data in this report represent only estimates that may prove to be inaccurate because of these uncertainties. Estimates of economically recoverable oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to Isramco's reserves will likely vary from estimates, and such variances may be material.

     THERE IS A POSSIBILITY THAT ISRAMCO WILL LOSE THE LEASES TO ITS OIL AND GAS PROPERTIES.

     Isramco's oil and gas revenues are generated through leases to the oil and gas properties or, in the case of Israeli based properties, licenses that, subject to certain conditions, may result in leases being granted. The leases are subject to certain obligations and are renewable at the discretion of various governmental authorities, as such, Isramco may not be able to fulfill its obligations under the leases which may result in the modification or cancellation of such leases, or such leases may not be renewed or may be renewed on terms different from the current leases. The modification or cancellation of Isramco's leases may have a material impact on Isramco's revenues.

     COMPETITION IN THE INDUSTRY MAY IMPAIR ISRAMCO'S ABILITY TO EXPLORE, DEVELOP AND COMMERCIALIZE ITS OIL AND GAS PROPERTIES.

     The oil and natural gas industry is very competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves. Isramco competes with a substantial number of other companies having larger technical staffs and greater financial and operational resources. Many such companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also carry on refining operations, electricity generation and the marketing of refined products. Isramco also competes with major and independent oil and gas companies in the marketing and sale of oil and natural gas, and the oil and natural gas industry in general competes with other industries supplying energy and fuel to industrial, commercial and individual consumers. Isramco competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Such equipment may be in short supply from time to time.

     ISRAMCO'S BUSINESS MAY BE AFFECTED BY OIL AND GAS PRICE VOLATILITY.

     Historically, natural gas and oil prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets that are generally outside of Isramco's control. Some of Isramco's projections and estimates are based on assumptions as to the future prices of natural gas and crude oil. These price assumptions are used for planning purposes. Isramco expects that its assumptions will change over time and that actual prices in the future may differ from its estimates. Any substantial or extended decline in the actual prices of natural gas and/or crude oil may have a material adverse effect on Isramco's financial position and results of operations (including reduced cash flow and borrowing capacity), the quantities of natural gas and crude oil reserves that it can economically produce and the quantity of estimated proved reserves that may be attributed to its properties

     ISRAMCO HAS NO MEANS TO MARKET ITS OIL AND GAS PRODUCTION WITHOUT THE ASSISTANCE OF THIRD PARTIES.

     The marketability of Isramco's production depends upon the proximity of its reserves to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could impair or delay the production of new wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could adversely affect Isramco's financial condition. In addition, regulation of oil and natural gas production transportation in the United States or in other countries may affect its ability to produce and market its oil and natural gas on a profitable basis.

     THE UNAVAILABILITY OR INCREASED COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES, PERSONNEL AND OILFIELD SERVICES COULD ADVERSELY AFFECT ISRAMCO'S ABILITY TO EXECUTE ON A TIMELY BASIS ON ITS DEVELOPMENT PLANS WITHIN ITS BUDGET.

     Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect Isramco's operations, which could have a material adverse effect on its business, financial condition and results of operations. In periods of increased drilling activity, Isramco may experience increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in the Texas area also decreases the availability of rigs and associated equipment. These costs may increase further and necessary equipment and services may not be available to us at economical prices.

     ISRAMCO IS SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     Isramco conducts business from its facilities in Israel and the United States. Its international operations and activities subject Isramco to a number of risks, including the risk of political and economic instability, difficulty in managing foreign operations, potentially adverse taxes, higher expenses and difficulty in collection of accounts receivable. Although Isramco Israeli subsidiary receives most of its operating funds in U.S. dollars, a portion of its payroll and other expenses and certain of its investments are fixed in the currency of Israel. Because Isramco's financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies that Isramco uses to make payments in relation to the U.S. dollar.

     ISRAMCO'S OPERATIONS MAY BE IMPACTED BY CERTAIN RISKS COMMON IN THE
INDUSTRY.

     Isramco's exploration and drilling operations are subject to various risks common in the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids. The drilling operations are also subject to the risk that no commercially productive natural gas or oil reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including drilling conditions, pressure or irregularities in formations, equipment failures or accidents and adverse weather conditions.

     In accordance with industry practice, Isramco maintains insurance against some, but not all, of the risks described above. Isramco cannot provide assurance that its insurance will be adequate to cover losses or liabilities. Also, it cannot predict the continued availability of insurance at premium levels that justify its purchase.

     GOVERNMENT REGULATION AND LIABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT ISRAMCO'S BUSINESS AND RESULTS OF OPERATIONS.

     Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, Isramco may be liable for environmental damages caused by previous owners of property it purchases or leases. As a result, Isramco may incur substantial liabilities to third parties or governmental entities. Isramco is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on Isramco's business.

     ISRAMCO MAY BE UNABLE TO IDENTIFY LIABILITIES ASSOCIATED WITH THE PROPERTIES THAT IT ACQUIRES OR OBTAIN PROTECTION FROM SELLERS AGAINST THEM.

     The acquisition of properties requires Isramco to assess a number of factors, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, Isramco performs a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well, platform or pipeline. Isramco cannot necessarily observe structural and environmental problems, such as pipeline corrosion, when an inspection is made. Isramco may not be able to obtain contractual indemnities from the seller for liabilities that it created. Isramco may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations.

     MEMBERS OF ISRAMCO'S MANAGEMENT TEAM OWN A SIGNIFICANT AMOUNT OF COMMON STOCK, GIVING THEM INFLUENCE OR CONTROL IN CORPORATE TRANSACTIONS AND OTHER MATTERS, AND THE INTERESTS OF THESE INDIVIDUALS COULD DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

     Members of Isramco's management team beneficially own approximately 51.3% of Isramco's outstanding shares of common stock as of March 13, 2007. As a result, these shareholders are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions.

RAPID GROWTH MAY PLACE SIGNIFICANT DEMANDS ON RESOURCES.

     Isramco experienced rapid growth in operations occasioned by the purchase of approximately 650 producing oil and gas wells from Five States and expect that significant expansion of its operations will continue. The rapid growth has placed, and the anticipated future growth will continue to place, a significant demand on Isramco's managerial, operational and financial resources due to:

     o the need to manage relationships with various strategic partners and other third parties;

     o difficulties in hiring and retaining skilled personnel necessary to support our business;

     o    the need to train and manage a growing employee base; and

     o pressures for the continued development of our financial and information management systems.

     If Isramco has not made adequate allowances for the costs and risks associated with this expansion or if its systems, procedures or controls are not adequate to support its operations, its business could be adversely impacted.

                      RISKS RELATED TO OPERATIONS GENERALLY

     ISRAMCO IS SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL.

     Isramco is involved in oil and gas exploration activities in Israel as operator of certain offshore licenses or otherwise. Isramco also purchased significant non-oil and gas real-estate properties in Israel. Isramco also maintains a significant presence within Israel. Accordingly, a significant portion of Isramco's business is directly affected by prevailing economic, military and political conditions that affect Israel. Any major hostilities involving Israel might have a material adverse effect on Isramco's business, financial condition or results of operations.

     ISRAMCO'S STOCK PRICE IS VOLATILE AND COULD CONTINUE TO BE VOLATILE.

     Investor interest in Isramco's common stock may not lead to the development of an active or liquid trading market. The market price of Isramco's common stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes for Isramco's stock has fluctuated widely and may continue to so for reasons that may be unrelated to business or results of operations. General economic, market and political conditions could also materially and adversely affect the market price of Isramco's common stock and investors may be unable to resell their shares of common stock at or above their purchase price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

     Isramco maintains offices in Houston, Texas. Isramco leases office space premises (approximately 2,015 square feet) at 11767 Katy Freeway, Houston, TX 77079 under a lease expiring in October 2009 at a monthly rental of $ 3,200. Isramco anticipates that it will be able to extend the lease, or find replacement premises, on commercially reasonable terms.

     Isramco also leases office space in Israel from IOC at 8 Granit St., Petach Tikva, Israel. In 2006, Isramco paid IOC an aggregate of $226,404 for rental space, office services, secretarial services and computer services. Isramco believes that the payment for the above services are reasonable compared to other similar locations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Isramco is involved in disputes and other legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on Isramco's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of Isramco.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The number of record holders of Isramco's Common Stock on March 13, 2007 was approximately 396, not including an undetermined number of persons who hold their stock in street name.

     Our common stock is listed on the Nasdaq Capital Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock.

                 COMMON STOCK
               ---------------
                HIGH      LOW
               ------   ------
2006
March 31       $ 15.33  $12.22
June 30        $ 17.98  $16.06
September 30   $ 18.55  $16.40
December 31    $ 31.66  $21.25

2005
March 31       $ 8.99   $ 8.72
June 30        $10.93   $ 9.60
September 30   $15.09   $14.27
December 31    $15.27   $14.91

     Isramco has not declared or paid any cash dividends on its Common Stock. Isramco does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Isramco intends to retain all earnings for use in its business operations and in expansion.

STOCK PERFORMANCE GRAPH

     The following graph compares the yearly percentage of change in Isramco's cumulative stockholder return on its Common Stock (assuming reinvestment of dividends at date of payment into Common Stock) to the cumulative total return on the NASDAQ Market Index ("NASDAQ Index") and the cumulative total return on the GICS (Global Industry Classification Standard) Standard & Poor's Oil & Gas Exploration and Production Index ("Peer Index") for the period of five years commencing on December 31, 2000 and ending on December 31, 2005. The graph assumes that $100 was invested on December 31, 2001 in the common stock of Isramco, The NASDAQ Index and Peer Index, and further assumes no payment or reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

DATE                NASDAQ   PEER INDEX   COMPANY
-----------------   ------   ----------   -------
DECEMBER 31, 2001   100.00      100.0      100.0
DECEMBER 31, 2002     68.4      102.8       70.0
DECEMBER 31, 2003    102.7      136.2      158.2
DECEMBER 31, 2004    111.5      205.5      135.1
DECEMBER 31, 2005    113.0      316.7      386.4
DECEMBER 31, 2006    123.8      333.0      752.5

ITEM 6. SELECTED FINANCIAL DATA (CONSOLIDATED)

The data presented below with respect to Isramco should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of Isramco included elsewhere in this Report and Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations." (in thousands)

                                                          2006         2005         2004         2003         2002
                                                       ----------   ----------   ----------   ----------   ----------
Operator's fees                                                69   $      977   $      137   $      753   $      249
Oil and Gas Sales                                           2,167   $    3,319   $    3,174   $    3,439   $    2,423
Interest income                                               448   $      293   $      729   $      760   $      738
Office services to related parties
   and other                                                  756   $      938   $      772   $      939   $      913
Equity in earnings (losses) of investees                    2,570   $      661   $    1,365   $    1,098   $     (440)
Gain (Loss) on marketable securities                        1,177   $      551   $      240   $      872   $     (189)
Compensation for legal settlement                           2,536           --           --           --           --
Gain from swap transactions                                 2,604         (641)          --           --           --
Other                                                          39   $      117   $      492   $      475   $       49
Impairment of oil & gas properties                            668   $      759   $      268   $      617           --
Exploration costs                                             125          110           --   $      165   $    1,747
Lease operating expenses and severance
Taxes                                                       1,119   $    1,458   $    1,149   $      872   $      844
Depreciation, depletion and Amortization                      455   $    1,011   $      896   $      621   $      642
Operator expense                                              330   $      767   $      807   $      795   $      791
General and administrative expenses                         2,009   $    2,298   $    1,691   $    2,012   $    1,422
Interest Expense                                              294   $       --   $       93   $       52   $      210
Accretion Expense                                              71   $       25   $        5   $       43           --
Income tax (expense) benefit                                 (726)  $      (40)  $     (576)  $    1,188   $      114
Income from continuing operations                           6,569   $     (253)  $    1,424   $    2,520   $   (1,799)
Discontinued operation                                     (2,727)        (879)        (431)          --           --
Income before cumulative effect of change in
   accounting principles                                    3,842       (1,132)         993        2,520       (1,799)
Cumulative effect of change in accounting principles           --           --           --   $     (264)  $    3,516
Net income (loss)                                           3,842       (1,132)         993        2,256        1,717
Basic and diluted earnings (loss)
per common share for:
   Income from continuing operations                         2.42   $    (0.09)  $     0.54   $     0.95   $    (0.68)
Cumulative effect of accounting change, net                    --           --           --        (0.10)        1.33
   Discontinued operations                                  (1.01)  $    (0.33)  $    (0.16)
   Net income (loss)                                         1.41   $    (0.42)  $     0.38   $     0.85   $     0.65
Weighted average number of
Common shares outstanding - basic                       2,717,691    2,709,355    2,639,853    2,639,853    2,639,853
Weighted average number of
Common shares outstanding - diluted                     2,717,691    2,709,355    2,639,853    2,639,853    2,639,853

                        AS OF DECEMBER 31,
                        ------------------
                          2006      2005
                         ------   -------
Balance Sheet Data
Total assets             62,073   $38,615
Total liabilities        27,329   $10,122
Long-term obligations     4,768   $ 3,242
Shareholders' equity     34,744   $28,493

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

OVERVIEW

     Isramco, Inc., a Delaware corporation, is active in the exploration of oil and gas in Israel and the United States. Isramco acts as an operator of certain leases and licenses and also holds participation interests in certain other interests. Isramco also holds certain non-oil and gas properties discussed below.

CRITICAL ACCOUNTING POLICIES

     Estimation of oil and gas reserves is important to the effective management of Isramco. They are integral to making investment decisions about oil and gas properties such as whether development should proceed or enhanced recovery methods should be undertaken. Oil and gas reserve quantities are also used as the basis of calculating the unit-of-production rates for depletion and evaluating for impairment. Oil and gas reserves are divided between proved and unproved reserves. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Unproved reserves are those with less than reasonable certainty of recoverability and are classified as either probable or possible.

     The estimation of proved reserves is an ongoing process based on rigorous technical evaluations and extrapolations of well information such as flow rates and reservoir pressure declines. Although Isramco is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and significant changes in long-term oil and gas price levels.

     The calculation of unit-of-production depletion is a critical accounting estimate that measures the depletion of upstream assets. It is the ratio of (1) actual volumes produced to (2) total proved developed reserves (those proved reserves recoverable through existing wells with existing equipment and operating methods) applied to the (3) asset cost. The volumes produced and asset costs are known and, while proved developed reserves have a high probability of recoverability, they are based on estimates that are subject to some variability.

     Isramco records an investment impairment charge when it believes an investment has experienced a decline in value that is other than is temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     Isramco records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Isramco has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that Isramco were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

     Isramco does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, Isramco does not enter into any derivative financial instruments other than the Swap Agreements.

     Isramco records a liability for asset retirement obligations at fair value in the period in which they are incurred and a corresponding increase in the carrying amount of the related long lived assets.

LIQUIDITY AND CAPITAL RESOURCES

     Isramco finances its operations primarily from cash generated by operations. Isramco's operating activities provided (used) net cash of $2,010,000 and ($196,000) for the years ended December 31, 2006 and 2005, respectively. The availability of cash generated by operations could be affected by other business risks discussed in the "Risk Factors" section of this annual report.

     Working capital (current assets minus current liabilities) was $5,752,000 and $9,121,000 at December 31, 2006 and 2005, respectively. The increase in working capital is primarily attributable to the purchase of oil and gas assets and participation in drilling of wells in the United States.

     Net cash provided by (used in) investing activities in fiscal 2006 was $(2,779,000) compared to $276,000 in fiscal 2005. The increase in net cash used in investing activities in 2006 is primarily attributable to Isramco's investments in the drilling of oil and gas wells in the United States offset by the increase in the value of marketable securities.

     Capital expenditures for property and equipment were $6,737,000 and $3,686,000 in fiscal 2006 and 2005, respectively. Capital expenditures in 2006 and 2005 were primarily attributable to purchase of oil and gas properties and drilling of oil and gas wells in the United States.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005.

     Isramco reported income from continuing operations of $6,569,000 (income of $2.42 per share) in 2006 compared to a loss from continuing operations of $253,000 (loss of $0.09 per share) in 2005. The increase in the net income in 2006 compared to 2005 is primarily attributable to: (i) an increase in the gain of marketable securities, (ii) an increase in the net income of investees, (iii) an increase in other income due to recording of non-recurring one time receipt of $2,536,000 for the settlement of certain lawsuit that was initiated by Isramco and income related to mark-to market of swap contracts on oil and gas prices.

Set forth below is a break-down of these results.

                                  UNITED STATES

                 OIL AND GAS VOLUME AND REVENUES (IN THOUSANDS)

                         2006    2005
                        -----   -----
Oil Volume Sold (Bbl)      13      16
Gas Volume Sold (MCF)     213     355
Oil Sales ($)             796     806
Gas Sales ($)           1,371   2,513
Average Unit Price
Oil ($/Bbl) *           59.14   51.25
Gas ($/MCF) **           6.42    7.11

*    Bbl - Barrel Equivalent to 42 U.S. Gallons

**   MCF - 1,000 CUBIC FEET

OIL AND GAS EXPLORATION COSTS

     In 2006, Isramco incurred $125,000 in exploration costs mainly incurred for geological and geophysical consulting relating to the operation in United States, compared to $110,000 in 2005, mainly incurred for a well drilled in Israel which was plugged and abandoned.

OPERATOR'S FEES

     In 2006 Isramco earned $69,000 in operator fees compared to $977,000 in 2005. The decrease is mainly due to the drilling of the Gad 1 well, offshore Israel, in 2005.

OIL AND GAS REVENUES

     In 2006 and 2005 Isramco had oil and gas revenues of $2,167,000 and $3,319,000, respectively. The decrease is primarily attributable to the decline in oil and gas production and decrease in gas prices.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

     Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $1,119,000 and $1,458,000 for 2006 and 2005, respectively. The decline is primarily due to the decline in oil and gas revenues caused by a decline in production.

INTEREST AND DIVIDEND INCOME

     Interest income during the year ended December 31, 2006 was $448,000 compared to $293,000 for the year ended December 31, 2005. The increase in interest income is primarily attributable to interest earned on interest bearing marketable securities.

GAIN ON MARKETABLE SECURITIES

     In 2006, Isramco recognized net realized and unrealized gain on marketable securities of $1,177,000 compared to net realized and unrealized gain on marketable securities of $551,000 in 2005.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of Isramco.

OPERATOR EXPENSES

     In 2006 Isramco expended $330,000 for operator expenses compared to $767,000 in 2005.The decrease is primarily attributable to decrease in Isramco's exploration activities.

GENERAL AND ADMINISTRATIVE EXPENSES

     In 2006 Isramco incurred $2,009,000 in general and administrative expenses compared to $2,298,000 in 2005. The decrease in mainly due to a decrease in legal consultant expenses and due to the lower bonus payments to executives in 2006.

EQUITY IN NET INCOME OF INVESTEE

     Isramco's equity in the net income of investees for 2006 was $2,570,000 compared to its equity in net income of investees of $661,000 for 2005. The increase is primarily attributable to the increase in the gain of marketable securities held by the Limited Partnerships Isramco Negev 2 and I.O.C Dead Sea LP, affiliates of Isramco.

DEPRECIATION, DEPLETION AMORTIZATION AND IMPAIRMENT

     Depreciation, depletion and amortization expenses are connected to the producing wells in the United States.

     During 2006 Isramco recorded depreciation depletion and amortization expenses $455,000 compared to $1,011,000 in 2005. The main reasons for the decrease is due to decrease in oil and gas production volumes in 2006 and impairment charges recorded in 2005.

     During 2006 and 2005, Isramco recorded impairment charges of 668,000 and $759,000, respectively relating to oil and gas assets in the United States.

DISCONTINUED OPERATION

     In 2006, Isramco recorded a loss of $2,727,000 on discontinued operation of the Magic 1 Cruise Line Corp. compared to a loss of $879,000 in 2005. The increase of net and operating loss of the vessel discontinued activity in 2006 compared to 2005 is attributable mainly to a one time impairment of cost of vessel of $2.2 million and increase of maintenance expenses, net of capital gain from the sale of the vessel. As a result of the sale of the vessel, the company recorded a one time capital gain of $384,000.

OTHER INCOME

     Other Income in 2006 was $39,000 compared to $117,000 in 2005.

GAIN FROM SWAP TRANSATION

     Isramco recorded in 2006 net income of $2,604,000 related to market to market of swap contracts on oil and gas prices, compared to net expenses of $641,000 in 2005.

COMPENSATION FOR LEGAL SETTLEMENT

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

     As a result of the payments received under the settlement agreements, the Company recorded a net gain of approximately $2,536,000 (after payment of legal fees and other expenses) during 2006.

INCOME TAXES

     Isramco recorded income tax expense of $726,000 for the year ended December 31, 2006 as compared to $40,000 for the year ended December 31, 2005. The primary difference from the statutory tax expense and the actual tax expense for 2006 results from intangible drilling costs incurred during 2006 that are fully deductible for tax purposes and are depleted for book purposes. This is partially offset by the foreign income tax expense incurred for the foreign operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

     Isramco reported net loss of $1,132,000 (loss of $0.42 per share) in 2005 compared to a net profit of $993,000 (loss of $0.38 per share) in 2004. The decrease in the net income in 2005 compared to 2004 is primarily attributable to: (i) an increase in losses associated with the operation of the vessel, (ii) an increase in the impairment of oil and gas assets, (iii) an increase in lease operation expenses of the wells in the United States and (iv) an increase in the general and administration expenses.

Set forth below is a break-down of these results.

                                  UNITED STATES
                 OIL AND GAS VOLUME AND REVENUES (IN THOUSANDS)

                         2005     2004
                        ------   ------
Oil Volume Sold (Bbl)       16       18
Gas Volume Sold (MCF)      355      470
Oil Sales                 $806     $678
Gas Sales               $2,513   $2,524
Average Unit Price
Oil ($/Bbl) *           $51.25   $38.12
Gas ($/MCF) **          $ 7.11   $ 5.38

*    Bbl - Barrel Equivalent to 42 U.S. Gallons

**   MCF - 1,000 CUBIC FEET

OIL AND GAS EXPLORATION COSTS

     In 2005 Isramco incurred $110,000 in exploration costs. These costs were incurred mainly for a well drilled in Israel that was plugged and abandoned.

OPERATOR'S FEES

     In 2005 Isramco earned $977,000 in operator fees compared to $137,000 in 2004. The increase is due to the drilling of the Gad 1 well.

OIL AND GAS REVENUES

     In 2005 and 2004 Isramco had oil and gas revenues of $3,319,000 and $3,174,000, respectively. The increase is due to the increase in oil and gas prices.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

     Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $1,458,000 and $1,149,000 for 2005 and 2004, respectively. The increase in lease operating expenses and severance taxes is primarily attributable to work-over performed on two wells.

INTEREST AND DIVIDEND INCOME

     Interest income during the year ended December 31, 2005 was $293,000 compared to $729,000 for the year ended December 31, 2004. The decrease in interest income is primarily attributable to interest receivable on marketable securities (Debentures).

GAIN ON MARKETABLE SECURITIES

     In 2005, Isramco recognized net realized and unrealized gain on marketable securities of $551,000 compared to net realized and unrealized gain on marketable securities of $240,000 in 2004.

     Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of Isramco.

OPERATOR EXPENSES

     In 2005, Isramco expended $767,000 for operator expenses compared to $807,000 in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

     In 2005, Isramco incurred $2,298,000 in general and administrative expenses compared to $1,691,000 in 2004. The relatively higher amount in 2005 is primarily attributable to bonus payments totaling $245,000 to the president, vice president and secretary, fees associated with lawsuits initiated by Isramco and consultants' fees.

EQUITY IN NET INCOME OF INVESTEE

     Isramco's equity in the net income of investees for 2005 was $661,000 compared to its equity in net income of investees of $1,365,600 for 2004. The decrease is primarily attributable to the decrease in the gain of marketable securities held by the Limited Partnerships Isramco Negev 2 and I.O.C Dead Sea LP, affiliates of Isramco.

DEPRECIATION, DEPLETION AMORTIZATION AND IMPAIRMENT

     Depreciation depletion and amortization expenses are connected to the producing wells in the United States.

     During 2005, Isramco recorded $1,011,000 compared to $896,000 in 2004. The increase is attributable to investments in oil and gas properties.

     During 2005 and 2004, Isramco recorded impairment charges of $759,000 and $268,000, respectively, relating to oil and gas assets in the United States.

OTHER INCOME (EXPENSE)

     Other Income in 2005 was $117,000 compared to $492,000 in 2004. Other Income in 2005 is primarily attributable to, $195,000 received from the European tour operator of the cruise line vessel for office services provided by Isramco.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases, derivative contracts and financial guarantees. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We are currently evaluating the impact on our financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). This Interpretation provides guidance on recognition, classification, and disclosure concerning uncertain tax liabilities. The evaluation of a tax position will require recognition of a tax benefit if it is more likely than not that it will be sustained upon examination. This Interpretation is effective beginning January 1, 2007. We are currently evaluating the impact on our financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Isramco is exposed to market risk, including adverse changes in commodity prices.

     Isramco produces and sells natural gas and crude oil. As a result, Isramco's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces.

     Isramco uses swap contracts to manage the risk on commodity prices. Isramco's positions are monitored and managed on a daily basis to ensure compliance with Isramco's risk management policy. The swap contracts are entered into principally with a major financial institution. All derivatives are recorded at fair value on the consolidated balance sheet with resulting gains and losses reflected in income. Fair values are derived principally from market quotes and other independent third-party quotes.

     As of December 31, 2006, Isramco had 24 swap contracts to sell 264,084 barrels of crude oil during 24 months commencing January 2007 for a total consideration of $17.7 million, and 24 swap contracts to sell 2,853,156 MMBTU of natural gas during 24 months commencing January 2007 for a total consideration of $23.1 million.

     Subsequent to balance sheet date, in January 2007, Isramco executed reverse contracts for most of the abovementioned contracts and remained with open swap contracts for 23,000 barrels of crude oil for a total consideration of $1.5 million and 376,000 MMBTU of natural gas for a total consideration of $3 million.

     The above mentioned reverse of swap contracts generated to Isramco a profit of $2.1 million.

     As at balance sheet date, each hypothetical 10% increase in the price of natural gas would increase the liability of the natural gas derivative contracts by approximately $0.3 million and, each hypothetical 10% increase in the price of crude oil would increase the liability of the crude oil derivative contracts by approximately $0.15 million.

     Hypothetical decrease in the prices of these commodities would result in the same opposite effects on the values of the contracts. The hypothetical effect on these contracts was estimated by calculating the cash value of the contracts as the difference between the hypothetical and contract delivery prices multiplied by the contracts amounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

     On January 13, 2005, the audit committee of the board of directors (the "Audit Committee") of Isramco accepted the resignation of UHY - Mann Frankfort Stein & Lipp CPAS, LLP ("UHY LLP") (formerly - Mann Frankfort Stein & Lipp CPAS, L.L.P.) as Isramco's independent accountants. Concurrent with UHY LLP's resignation, the Audit Committee appointed Malone & Bailey, PC (the "New Accountants") as the independent accounting firm to audit the financial statements of Isramco for the year ended December 31, 2004.

     The reports by UHY LLP with respect to Isramco's financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2003 and during the subsequent interim period, there were no disagreements between Isramco and UHY LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of UHY LLP, would have caused it to make reference to the subject matter of thereof in connection with its reports.

     During the fiscal year ended December 31, 2003, and through the date of its resignation, UHY LLP did not advise Isramco with respect to any matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

     During the fiscal year ended December 31, 2003, and through the date of their engagement, Isramco did not consult with the New Accountants regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on Isramco's financial statements; (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Isramco maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Isramco's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

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

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended December 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                                    PART III

     The information called for by items 10, 11, 12 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2006 and such information is incorporated herein by reference.

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

10.7    Translated from Hebrew, Trust Agreement between Isramco Management
        (1988) Ltd. and Kesselman and Kesselman dated March 3, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.*

10.8 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.*

10.9 Equalization of Rights Agreement between Isramco-Negev 2 Limited Partnership and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd, filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.

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

10.17 Share Purchase and Sale Agreement dated as of December 31, 2006 between Isramco Inc. and Chesny Estates Ltd. *

10.18 Addendum Agreement dated as of February 12, 2007 between Isramco Inc. and Chesny Estates Ltd. *

14.1 Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

31 Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. *

32 Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002. *

99.1 Financial Statements of Isramco Negev 2 Limited Partnership as of December 31, 2006. *

*    Attached hereto as an exhibit

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                /S/ HAIM TSUFF
                                -----------------------------------------------
                                HAIM TSUFF,
                                CHAIRMAN OF THE BOARD,
                                CHIEF EXECUTIVE OFFICER
                                (AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

DATE: MARCH 15, 2007

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

SIGNATURE              TITLE                 DATE
--------------------   -------------------   --------------


/S/ HAIM TSUFF         CHIEF EXECUTIVE       MARCH 15, 2007
--------------------   OFFICER, DIRECTOR
HAIM TSUFF


/S/ JACKOB MAIMON      PRESIDENT, DIRECTOR   MARCH 15, 2007
--------------------
JACKOB MAIMON


/S/ MAX PRIDGEON       DIRECTOR              MARCH 15, 2007
--------------------
MAX PRIDGEON


/S/ DONALD D. LOVELL   DIRECTOR              MARCH 15, 2007
--------------------
DONALD D. LOVELL


/S/FRANS SLUITER       DIRECTOR              MARCH 15, 2007
--------------------
FRANS SLUITER

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets at December 31, 2006 and 2005                 F-2

Consolidated Statements of Operations for the years ended December 31,
2006, 2005 and 2004                                                       F-3

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2006, 2005 and 2004                      F-4

Consolidated Statements of Cash Flows for the years ended December 31,
2006, 2005 and 2004                                                       F-5

Notes to Consolidated Financial Statements                                F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Isramco, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of Isramco, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Isramco's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isramco, Inc., as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2007

                         ISRAMCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands except for share information)

                                                                DECEMBER 31
                                                             -----------------
                                                               2006      2005
                                                             -------   -------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $17,573   $ 1,200
Marketable securities, at market                               3,130     5,570
Accounts receivable                                              403       605
Prepaid expenses and other current                             5,057        98
Accounts receivable - sale of Magic 1                          2,150        --
                                                             -------   -------
      Assets held for sale                                        --     8,528
                                                             -------   -------
      TOTAL CURRENT ASSETS                                    28,313    16,001

Property and equipment, net (successful efforts
   method for oil and gas properties)                         12,537     6,997
Marketable securities, at market                               5,759     3,619
Investment in affiliates                                      15,302    11,836
Other                                                            162       162
                                                             -------   -------
TOTAL ASSETS                                                 $62,073   $38,615
                                                             =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                        $ 5,050   $ 1,997
Bank loans                                                       347       370
Short-term loan from related party                            17,164        --
Liabilities associated with assets held for sale                  --     4,513
                                                             -------   -------
      TOTAL CURRENT LIABILITIES                               22,561     6,880
                                                             -------   -------
LONG-TERM LIABILITIES
Asset retirement obligations                                     356       343
Deferred income taxes                                          4,412     2,899
                                                             -------   -------
      TOTAL LONG-TERM LIABILITIES                              4,768     3,242
                                                             -------   -------
      TOTAL LIABILITIES                                       27,329    10,122
                                                             -------   -------
COMMITMENTS AND CONTINGENCIES                                     --        --
SHAREHOLDERS' EQUITY
Common stock $0.0l par value; authorized 7,500,000 shares;
   issued 2,746,958 shares; outstanding 2,717,691 shares          27        27
Additional paid-in capital                                    26,240    26,240
Retained earnings                                              5,399     1,557
Accumulated other comprehensive income                         3,242       833
Treasury stock, 29,267 shares at cost                           (164)     (164)
                                                             -------   -------
Total shareholders' equity                                    34,744    28,493
                                                             -------   -------
Total liabilities and shareholders' equity                   $62,073   $38,615
                                                             =======   =======

               See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for share information)

                                                                     YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                  2006         2005         2004
                                                               ----------   ----------   ----------
                                                                                         (RESTATED)
Revenues and other income:
Operator fees from related party                               $       69   $      977   $      137
Oil and gas sales                                                   2,167        3,319        3,174
Interest income                                                       448          293          729
Office services:
   To related parties                                                 480          476          592
   To others                                                          276          462          180
Gain on marketable securities                                       1,177          551          240
Equity in net income of investees                                   2,570          661        1,365
Compensation for legal settlement                                   2,536           --           --
Gain from swap transactions                                         2,604         (641)          --
Other                                                                  39          117          492
                                                               ----------   ----------   ----------
      Total revenues and other income                              12,366        6,215        6,909
                                                               ----------   ----------   ----------
Expenses:
Interest expense                                                      294           --           93
Accretion expense                                                      71           25            5
Depreciation, depletion and amortization                              455        1,011          896
Lease operation expense and severance taxes                         1,119        1,458        1,149
Exploration costs                                                     125          110           --
Operator expense                                                      330          767          807
General and administrative
      To related parties                                              227          503          358
      To others                                                     1,782        1,795        1,333
Impairment of oil and gas assets                                      668          759          268
                                                               ----------   ----------   ----------
      Total expenses                                                5,071        6,428        4,909
                                                               ----------   ----------   ----------
Income (loss) from continuing operations before income taxes        7,295         (213)       2,000
Income tax expense                                                   (726)         (40)        (576)
                                                               ----------   ----------   ----------
Income from continuing operations                                   6,569         (253)       1,424
Loss from discontinued operation                                   (3,111)        (879)        (431)
Gain from disposal of discontinued operation                          384           --           --
                                                               ----------   ----------   ----------
Net income (loss)                                              $    3,842   $   (1,132)  $      993
                                                               ==========   ==========   ==========
Earnings (loss) per share - basic and diluted:
   Continuing operations                                       $     2.42   $    (0.09)  $     0.54
   Discontinued operations                                          (1.01)       (0.33)       (0.16)
                                                               ----------   ----------   ----------
   Total                                                       $     1.41   $    (0.42)  $     0.38
                                                               ==========   ==========   ==========
Weighted average number of shares outstanding-basic             2,717,691    2,709,355    2,639,853
                                                               ==========   ==========   ==========
Weighted average number of shares outstanding -diluted          2,717,691    2,709,355    2,639,853
                                                               ==========   ==========   ==========

               See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (RESTATED)

                                                           COMMON STOCK
                                                 -----------------------------
                                                                                 ACCUMULATED
                                                                    ADDITIONAL      OTHER                             TOTAL
                                                   NUMBER             PAID-IN   COMPREHENSIVE  RETAINED  TREASURY  SHAREHOLDERS'
                                                 OF SHARES  AMOUNT    CAPITAL   INCOME (LOSS)  EARNINGS    STOCK      EQUITY
                                                 ---------  ------  ----------  -------------  --------  --------  -------------
                                                                         $ IN THOUSANDS, EXCEPT SHARE AMOUNTS
                                                 -------------------------------------------------------------------------------
Balances at December 31, 2003                    2,639,853     27     26,240          589        1,696      (164)      28,388
Net loss                                                                                           993                    993
Net unrealized gain on available for sale
   marketable securities, net of taxes                 --      --                     504                     --          504
Net gain on foreign exchange rate, net of taxes                                       151                                 151
                                                                                                                      -------
Total comprehensive income                                                                                              1,648
                                                 ---------    ---    -------       ------      -------    ------      -------
Balances at December 31, 2004                    2,639,853     27     26,240        1,244        2,689      (164)      30,036
Shares issued for exercise of options               77,838     --         --                                               --
Net loss                                                                                        (1,132)                (1,132)
Net unrealized gain on available for sale
   marketable securities, net of taxes                                                113                                 113
Net loss on foreign exchange rate, net of taxes                                      (524)                               (524)
                                                                                                                      -------
Total comprehensive loss                                                                                               (1,543)
                                                 ---------    ---    -------       ------      -------    ------      -------
Balances at December 31, 2005                    2,717,691    $27    $26,240         $833      $ 1,557    $ (164)     $28,493
Net income                                                                                       3,842                  3,842
Net unrealized gain on available for sale
   marketable securities, net of taxes                  --     --         --          810           --        --          810
Net gain (loss) on foreign exchange rate,
   net of taxes                                                                     1,599                               1,599
                                                                                                                      -------
Total comprehensive income                                                                                              6,251
                                                 ---------    ---    -------       ------      -------    ------      -------
Balance of December 31, 2006                     2,717,691    $27    $26,240       $3,242      $ 5,399    $ (164)     $34,744
                                                 =========    ===    =======       ======      =======    ======      =======

                 See notes to consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       2006       2005       2004
                                                                     --------   -------   ----------
                                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ 3,842   $(1,132)   $   993
Adjustments to reconcile net income (loss) to cash provided
   by operating activities:
Depreciation, depletion, amortization and provision for impairment      1,123     1,769        702
Accretion of asset retirement obligation                                   71        25          5
Loss from discontinued operations                                       2,727       879        431
Gain on marketable securities                                          (1,177)     (550)      (336)
Undistributed equity earnings                                          (2,570)     (661)    (1,366)
Deferred income tax                                                       271      (355)       790
Changes in assets and liabilities:
   Accounts receivables                                                   202        30       (132)
   Prepaid expenses and other current assets                           (5,821)   (1,061)    (3,941)
   Accounts payable and accrued expenses                                3,271       871        282
                                                                      -------   -------    -------
Continuing operations                                                   1,939      (185)    (2,572)
Discontinued operation                                                  1,040     1,741      4,088
                                                                      -------   -------    -------
Net cash provided by operating activities                               2,979     1,556      1,516
                                                                      -------   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     (6,737)   (3,686)    (1,098)
Purchase of marketable securities                                      (2,056)   (3,353)    (4,807)
Investment in affiliate                                                (1,197)       --         --
Dividend from affiliate                                                 1,254        --         --
Proceeds from sale of marketable securities                             5,957     7,315      6,115
Proceeds from other sales                                                  --        --        623
                                                                      -------   -------    -------
Continuing operations                                                  (2,779)      276        833
Discontinued operation                                                     (8)   (1,017)    (9,028)
                                                                      -------   -------    -------
Net cash used in investing activities                                  (2,787)     (741)    (8,195)
                                                                      -------   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan from related party                       17,164        --         --
Proceeds from bank loans                                                   --        --      4,800
Payments on short-term debt                                                --      (601)    (4,800)
Proceeds (repayments) on short-term bank loans, net                       (22)     (306)     1,277
                                                                      -------   -------    -------
Continuing operations                                                  17,142      (907)     1,277
Discontinued operations                                                  (961)     (735)     5,000
                                                                      -------   -------    -------
Net cash provided by (used in) financing activities                    16,181    (1,642)     6,277
                                                                      -------   -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   16,373      (827)      (402)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,200     2,027      2,429
                                                                      -------   -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $17,573   $ 1,200    $ 2,027
                                                                      =======   =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                              $   217   $   205    $   168
                                                                      =======   =======    =======
Cash paid during the period for income taxes                          $    76   $    65    $    82
                                                                      =======   =======    =======

See notes to the consolidated financial statements.

                         ISRAMCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- General and Summary of Significant Accounting Policies:

[1] The Company

Isramco Inc. and subsidiaries ("Isramco" or the "Company") are primarily engaged in the acquisition, exploration, operation and development of oil and gas properties. As of December 31, 2006, Isramco had oil and gas interests in Texas, Louisiana, Oklahoma, Wyoming, New Mexico, and working interests in various properties located in Israel.

In addition, Isramco owns real estate in Israel.

[2] Consolidation

The consolidated financial statements include the accounts of Isramco and its wholly-owned subsidiaries: Jay Petroleum, L.L.C., a Texas limited liability company (Jay); Jay Management L.L.C., a Texas limited liability company (Jay Management); IsramTec Inc., a Delaware corporation (IsramTec); Isramco Oil and Gas Ltd., an Israeli company; and Magic 1 Cruise Line, Corp., a British Virgin Island corporation. Inter-company balances and transactions have been eliminated in consolidation.

[3] Oil and Gas Revenue Recognition

Isramco follows the entitlement method of accounting for recording oil and gas revenues under that method, any revenues received in excess of Isramco's share is treated as a liability. If revenues received are less than Isramco's share, the deficiency is recorded as an asset. Isramco's imbalance position was not significant in terms of volumes or values at December 31, 2006 and 2005.

[4] Method of Accounting for Oil and Gas Operations

Isramco follows the "successful efforts" method of accounting for its oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized on Isramco's balance sheet if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) Isramco is making sufficient progress assessing the reserves and the economic and operating viability of the project. Otherwise, well costs are expensed if a determination as to whether proved reserves were found cannot be made within one year following the completion of drilling and these criteria are not met.

Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

[5] Marketable Securities

Statement of Financial Accounting Standard No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, requires Isramco to classify its debt and equity securities in one of three categories: trading, available-for-sale and held-to-maturity. Trading securities are bought and held principally for the purposes of selling them in the near term. Held-to-maturity securities are those securities in which Isramco has both the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair market value. Isramco holds no held-to-maturity securities. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains or losses, net of the related tax effects, on available-for-sale securities are excluded from earnings and are reported net of applicable taxes as accumulated other comprehensive income, a separate component of shareholders' equity, until realized.

[6] Investment in Affiliates

Isramco uses the equity method to account for its investments in affiliate entities over which it has the ability to exercise significant influence over operating and financial policies.

[7] Depreciation and Amortization

Equipment, consisting of motor vehicles, office furniture and equipment, is carried at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets.

[8] Translation of Foreign Currencies

Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. Isramco has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. Adjustments resulting form the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in current income. The functional currency of our Israeli subsidiaries is the New Israeli Shekel.

[9] Earnings Per Share (EPS)

Isramco follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. For the years ended December 31, 2005 and 2004, Isramco's stock options were anti-dilutive.

[10] Cash Equivalents

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

Oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. An independent petroleum engineering firm estimates Isramco's reserves. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and non-producing reserves are more imprecise than those for properties with long production histories.

As mandated under SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets" (SFAS No. 144), Isramco is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted net cash flows, as described in the paragraph below. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by management's estimates for projected prices for oil and natural gas, which have typically been volatile. It is reasonably possible that Isramco's oil and gas reserve estimates may materially change in the forthcoming year.

[12] Impairment of Long-Lived Assets

Isramco adopted SFAS No. 144, effective as of January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized equal to the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During 2006 Isramco reported impairment charges of 2,200,000 relating to the vessel included in discontinued operation.

During 2005 and 2004, Isramco reported impairment charges of $759,000 and $50,000 respectively, relating to its proved properties.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment value, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. During 2006, 2005,and 2004, Isramco recorded impairments of $0, $0 and $218,000, respectively, relating to its unproved properties.

[13] Income Taxes

Isramco accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

[14] Environmental

Isramco is subject to extensive federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require Isramco to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of no capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities were recorded at December 31, 2006 and 2005.

[15] Asset Retirement Obligations

Isramco recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. The fair value of a liability for an asset retirement obligation is the amount for which that liability could be settled in a current transaction between willing parties. Isramco uses the expected cash flow approach for calculating asset retirement obligations. The liability is discounted using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized. The changes in the liability for an asset retirement obligation due to the passage of time are measured by applying an interest method of allocation to the amount of the liability at the beginning of the period. This amount is recognized as an increase in the carrying amount of the liability and as accretion expense classified as an operating item in the statement of operations.

[16] Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, "Share-Based Payments." The cumulative effect of this change in accounting principle related to stock-based awards was immaterial. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, no compensation expense was recognized for stock options.

The following table summarizes the pro forma effect on net income (loss) and income (loss) per share for 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.:

                                                                     Year Ended December 31,
                                                                (in thousands except share data)
                                                                --------------------------------
                                                                        2005        2004
                                                                     ---------   ----------
Net income (loss) from continuing operations, reported               $(253,000)  $1,424,000
Add: Total stock-based compensation expense included
        in net income, net of related tax effects                           --           --
Less: Total stock-based compensation expense determined under
         fair-value based method, net of related tax effects                --           --
                                                                     ---------   ----------
Net Income (loss) from continuing operations, pro forma              $(253,000)  $1,424,000

Basic and diluted income (loss) per share:
   As reported                                                       $   (0.09)  $     0.54
   Pro forma                                                         $   (0.09)  $     0.54

[17] Reclassifications

Certain amounts in prior financial statements have been reclassified to conform to the 2006 financial statements presentation.

[18] Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value. Recognition and classification of the gain or loss that results from recording and adjusting a derivative to fair value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives that are not accounted for as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," are recognized immediately in earnings as other revenue. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the balance sheet in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the change in the value of the derivative exceeds the change in the anticipated cash flows of the hedged transaction, the excess gains or losses will be recognized immediately in earnings. During 2006, 2005, and 2004, we recorded gain (losses) of $2,604,000, ($641,000), and $0, respectively, related to our derivative instruments. Fair values are derived principally from market quoted and other independent third-party quotes.

[19] New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, [purchased assets and investments, leases, derivative contracts and financial guarantees]. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We are currently evaluating the impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). This Interpretation provides guidance on recognition, classification, and disclosure concerning uncertain tax liabilities. The evaluation of a tax position will require recognition of a tax benefit if it is more likely than not that it will be sustained upon examination. This Interpretation is effective beginning January 1, 2007. We are currently evaluating the impact on our financial statements.

(NOTE B) - Transactions with Affiliates and Related Parties

We act as operator for joint venture with related parties in Israel engaged in the exploration of oil and gas for which it receives operating fees equal to the larger of 6% of the actual direct costs or minimum monthly fees of $6,000.

Operator fees earned and related operator expenses are as follows (in thousands):

                    YEAR ENDED DECEMBER 31,
                    -----------------------
                       2006   2005   2004
                       ----   ----   ----
Operator fees:
Nir 2                  $ --   $ --   $ --
Gad 1                    --    905     --
Med Ashdod Lease         69     72     --
GAL C                    --     --     72
Marine North             --     --     --
Marine Center            --     --     --
Marine South             --     --     65
                       ----   ----   ----
Operator Income        $ 69   $977   $137
                       ====   ====   ====
Operator expenses      $330   $767   $807
                       ====   ====   ====

In December 2003, we entered into a consulting agreement with Doron Avraham, the Vice President of the Isramco. Pursuant to this agreement, we agreed to pay the consultant the sum of $15,000 per month plus expenses in consideration of the services that he provides to Isramco. The consulting agreement expires in November 2007.

We paid Israel Oil Company ("I.O.C") $226,000 for the year ended December 31, 2006 and Naphtha Israel Petroleum Corp., Ltd. ("Naphtha"), $ 235,000 and, $228,000 for the years ended December 31, 2005 and 2004, respectively, for rent and office, secretarial and computer services. Naphtha is the sole shareholder of Naphtha Holdings, Ltd., which is the record holder of 48.4% of our outstanding common stock and which may be deemed to be controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco.

We paid Israel Oil Company Ltd $120,000 consulting fee for Isramco's projects in the U.S. I.O.C is fully owned by Naphtha Israel Petroleum Corp., a company controlled by Haim Tsuff, the chairman of the Board and Chief Executive Officer of Isramco.

Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary of Isramco, is the general partner of Isramco-Negev 2 Limited Partnership, from which we received management fees and expense reimbursements of $480,000 for each of the years ended December 31, 2006, 2005 and 2004.

In May 1996, we entered into a consulting agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco. Pursuant to this consulting agreement, we pay the consultant $144,000 per annum in installments of $12,000 per month plus expenses in consideration of the services that Mr. Tsuff provides to Isramco. In April 1997, the consulting fees payable under the agreement were increased to $240,000 per annum in installments of $20,000 per month. The term of the consulting agreement expires in May 2008. In the event that we terminate the agreement, the consultant will be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fees due for the remaining term of the agreement.

In November 1999, we entered into a consulting agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President. Jackob Maimon is a director of Isramco. Pursuant to this consulting agreement, we pay the consultant $240,000 per annum in installments of $20,000 per month plus expenses in consideration of the services that he provides to Isramco. The agreement expires in May 2008. In the event that we terminate the agreement, , the consultant shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fees due for the remaining term of the agreement.

In December 2004, we awarded a bonus of $150,000 to our Chief Executive Officer and Chairman of the Board of Directors.

In December 2005, we awarded bonuses of $150,000 to our Chief Executive Officer and Chairman of the Boards of Directors, $150,000 to our President and $75,000 to our Vice President.

In December 2006, we awarded bonuses of $ 150,000 to our President.

(NOTE C) - Investments in Affiliate

Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary of Isramco, is the general partner of the Isramco Negev 2 Limited Partnership (the "Limited Partnership"). The daily management of the Limited Partnership is under the control of the general partner; however, matters involving the rights of the Limited Partnership unit holders are subject to supervision of a supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. Through IOG, we own a 0.05% interest in the Limited Partnership, which is accounted for by the equity method of accounting.

At December 31, 2006, Isramco owned 345,309,522 units or 8.17% of the issued Limited Partnership units of the Limited Partnership, Isramco Negev 2. Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (amounts in thousands):

                               AS OF DECEMBER 31,
                               ------------------

Balance Sheet                    2006       2005
                               --------   --------
Current Assets                 $134,628   $127,661
Other Assets                      3,277      1,653
                               --------   --------
Total Assets                   $137,905    129,314
                               ========   ========
Current Liabilities            $    996        109
Equity                          136,909   $129,205
                               --------   --------
Total Liabilities and equity   $137,905   $129,314
                               ========   ========

                                 Year Ended December 31,
                               ---------------------------
Statement of Operations          2006      2005      2004
                               -------   -------   -------
Income                         $14,819   $15,509   $13,080
Expenses                         1,001    (7,267)     (807)
                               -------   -------   -------
Net income                     $13,818   $ 8,242   $12,273
                               =======   =======   =======

At December 31, 2006, Isramco also owned 7,877,248 of units (24.97%% of the issued Partnership units) of the I.N.O.C Dead Sea Limited Partnership. Summarized financial information of I.N.O.C. Dead Sea Limited Partnership is as follows (amounts in thousands):

                               AS OF DECEMBER 31,
                               ------------------

Balance Sheet                    2006     2005
                               -------   -------
Current Assets                 $17,004   $13,277
Other Assets                        --       --
                               -------   -------
Total Assets                   $17,004   $13,277
                               =======   =======
Current Liabilities            $    67   $    65
Equity                          16,937    13,212
                               -------   -------
Total Liabilities and Equity   $17,004   $13,277
                               =======   =======

                                    Year Ended December 31,
                                   ------------------------
Statements of Operations            2006     2005     2004
                                   ------   ------   ------
Income                             $3,091   $1,495   $2,488
Expenses                              280     (262)    (300)
                                   ------   ------   ------
Net income                         $2,811   $1,233   $2,188
                                   ======   ======   ======
(NOTE D) - Marketable Securities

At December 31, 2006 and 2005, we had net unrealized gains on marketable securities of $1,054,000 and $1,538,000, respectively. Sales of marketable securities resulted in realized gains of $1,177,000 $551,000 and $240,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following:

                                            DECEMBER 31, 2006           DECEMBER 31, 2005
                                        -------------------------   -------------------------
                                           COST      MARKET VALUE      COST      MARKET VALUE
                                        ----------   ------------   ----------   ------------
Debentures and Convertible Debentures   $  495,000    $1,560,000    $3,852,000    $3,981,000
Equity securities                        1,407,000     1,375,000     1,476,000     1,432,000
Investment Trust Funds                     174,000       195,000       145,000       157,000
                                        ----------    ----------    ----------    ----------
                                        $2,076,000    $3,130,000    $5,473,000    $5,570,000
                                        ==========    ==========    ==========    ==========

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange and on the OTC Bulletin Board, consist of the following:

                                            DECEMBER 31, 2006           DECEMBER 31, 2005
                                        -------------------------   -------------------------
                                           COST      MARKET VALUE      COST      MARKET VALUE
                                        ----------   ------------   ----------   ------------
Equity Securities                       $1,894,000    $5,759,000    $2,178,000    $3,619,000
                                        ==========    ==========    ==========    ==========

(Note E) - Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Oil and gas assets are depreciated using the unit-of-production method and the depreciable life varies by field. Non oil and gas assets are depreciated over their useful lives using the straight line method.

    Property, plant and equipment at December 31, 2006 and 2005 were composed of the following (in thousands):

                                         As of December 31,
                                           2006      2005
                                         -------   -------
Oil and gas properties
   Proved oil and gas properties         $16,850   $10,099
   Unproved properties                        --       125
Other property, plant and equipment          324       271
Land                                       1,888     1,888
                                         -------   -------
Property, plant and equipment at cost     19,062    12,383
                                         -------   -------
Less:
Accumulated depletion and depreciation    (6,525)   (5,386)
                                         -------   -------
Net property, plant and equipment        $12,537   $ 6,997
                                         =======   =======

(NOTE F) Derivative Instruments

Isramco enters into derivative contracts, including swap contracts, to provide a measure of stability in the cash flows associated with our oil and gas production and to manage exposure to commodity price. Our objective is to lock in a range of oil and gas prices. Our positions are monitored and managed on a daily basis to ensure compliance with Isramco's risk management policy. The swap contracts are entered into principally with major financial institutions.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value.

As of December 31,2006, Isramco had 24 swap contracts to sell 264,084 barrels of crude oil during 24 months commencing January 2007 for a total consideration of $17.7 million, and 24 swap contracts to sell 2,853,156 MMBTU of natural gas during 24 months commencing January 2007 for a total consideration of $23.1 million.

In January 2007, Isramco executed reverse contracts for most of the abovementioned contracts and remained with open swap contracts for 23,000 barrels of crude oil for a total consideration of $1.5 million and 376,000 MMBTU of natural gas for a total consideration of $3 million.

The above mentioned reverse of swap contracts generated to Isramco a profit of $2.1 million.

The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it meets the qualifications for, and has been designated as, a SFAS No. 133 hedge, and the type of hedge. At this time, we are not using SFAS No. 133 hedge accounting for commodity derivative contracts. All gains and losses, realized or unrealized, from derivative contracts not designated as SFAS No. 133 hedges have been recognized in the income statement. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in other income.

Isramco is exposed to credit risk in the event of nonperformance by the counter party to these contracts, Bank of Oklahoma and Wells Fargo Bank. However, Isramco periodically assesses their credit worthiness to mitigate this credit risk.

(NOTE G) Debt

Isramco's debt consists of the following as of December 31, 2006 and 2005:

                                          2006        2005
                                      -----------   --------
Short term bank loan                  $   347,000   $370,000
Short term loan from parent company    17,164,000         --
                                      -----------   --------
Total                                 $17,511,000   $370,000
                                      ===========   ========

Loan from parent company bared Libor+5.5% per annum and was repaid after balance sheet date in February 2007.

(NOTE H) EPS Computation

SFAS No. 128, "Earnings Per Share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic

EPS computation to the numerator and denominator of the diluted EPS computation. Isramco's reconciliation is as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------
                                          2006                     2005                    2004
                                 ---------------------   -----------------------   ----------------------
                                   INCOME      SHARES        LOSS        SHARES      INCOME      SHARES
                                 ---------   ---------   -----------   ---------   ----------   ---------
Earnings (loss) - basic          6,569,000   2,717,691   $  (253,000)  2,709,355   $1,424,000   2,639,853
Effect of dilutive securities:
Stock options                           --          --            --          --           --          --
Earnings (loss) - diluted        6,569,000   2,717,691   $  (253,000)  2,709,355   $1,424,000   2,639,853
Including discontinued           3,842,000   2,717,691    (1,132,000)  2,709,355      993,000   2,639,853
operations:

(NOTE I) Stock Options

The 1993 stock option plan (the 1993 Plan) was approved at the annual meeting of shareholders held in August 1993. At December 31, 2006, 20,050 shares of common stock were reserved for issuance under the 1993 Plan. Options granted under the 1993 Plan may be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options granted under the 1993 Plan may be exercised for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of Isramco's common stock on the date of grant. All the options granted under the 1993 Plan to date were fully vested on the date of grant. The administrator of the 1993 Plan may set the exercise price for a nonqualified stock option at less than 100% of the fair market value of Isramco's common stock on the date of grant.

No stock options were granted during 2006, 2005 and 2004. Shares of common stock reserved for future issuance under the 1993 plan are 20,050 shares. There are no granted stock options outstanding under the 1993 Plan as of balance sheet date.

(NOTE J) -- Income Taxes

The components of the provision for income taxes on continuing operations for the years ended December 31 were:

                               2006        2005       2004
                            ---------   ---------   --------
Current income tax:                                (Restated)
Federal                     $(167,000)  $      --   $     --
Foreign                       400,000     370,000         --
State                         150,000      25,000     24,000
                            ---------   ---------   --------
Total current income tax    $ 383,000   $ 395,000   $ 24,000
                            ---------   ---------   --------
Deferred income tax
U.S.                        $ 343,000   $(355,000)  $552,000
Foreign                            --          --         --
State                              --          --         --
                            ---------   ---------   --------
Total deferred income tax   $ 343,000   $(355,000)  $552,000
                            =========   =========   ========
Provision for income tax    $ 726,000   $  40,000   $576,000
                            =========   =========   ========

The deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

                                                                         2006          2005
                                                                      ----------   -----------
Net unrealized depreciation (appreciation) of marketable securities  $(1,467,000)  $  (523,000)
Investments in partnerships                                           (3,048,000)   (2,510,000)
Basis differences in property and equipment                           (1,369,000)     (708,000)
Losses carry-forward                                                   1,072,000       456,000
Foreign tax credit carry-forward                                         370,000       370,000
Other timing differences                                                  30,000        16,000
                                                                      ----------   -----------
Total                                                                $(4,412,000)  $(2,899,000)
                                                                      ==========   ===========

Reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the U.S. Federal income tax rate to income before income taxes is as follows:

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                              2006     2005       2004
                                             -----    -----    ----------
                                                               (RESTATED)
Computed at U.S. statutory rates              35.0%   (35.0)%    35.0%
State income taxes, net of federal benefit     2.1%     2.3%      1.1%
Foreign income taxes                           9.6%    33.9%       --
Accretion expense                            (35.2)%     --        --
Other                                          0.2%     2.5%      0.6%
                                             -----    -----      ----
                                              11.7%     3.7%     36.7%
                                             =====    =====      ====

(NOTE K) -- Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of trade accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed at December 31, 2006.

Isramco maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

A significant portion of Isramco's cash and cash equivalents is invested in marketable securities. Substantially all marketable securities owned by Isramco are held by banks in Israel and Switzerland.

(NOTE L) -- Commitments and Contingencies

COMMITMENTS:

Isramco leases corporate office facilities under a three-year operating lease expiring in October 2009 at a monthly rental of $3,200. Isramco is also responsible for its pro rate share of the operating expenses that exceed a certain threshold.

At December 31, 2006, future minimum lease payments under non-cancelable operating leases were approximately $108,800 Future annual minimum lease payments are follows:

Year Ending December 31,    Amount
------------------------   --------
          2007             $ 38,400
          2008               38,400
          2009               32,000
                           --------
         Total             $108,800
                           ========

CONTINGENCIES:

Isramco is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, Isramco's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of Isramco.

(NOTE M) - Geographical Segment Information

Isramco's operations for 2006 involve two industry segments - the exploration, development production and transportation of oil and natural gas and holding and leasing its cruise line vessel. Prior to 2004, Isramco operated in a single operating segment - oil and gas activities. Its current oil and gas activities are concentrated in the United States and Israel. Operating outside the United States subjects Isramco to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war, terrorism and other political risks, risks of increased taxes and governmental royalties, renegotiation of contracts with government entities and change in laws and policies governing operations of foreign-based companies.

Isramco's oil and gas business is subject to operating risks associated with the exploration, and production of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities of formations. In additions, oil and gas prices have fluctuated substantially in recent years as a result of events, which were outside of Isramco's control. Isramco does not directly operate the cruise line vessel. Isramco leases the vessel to third party cruise line operators. This segment of Isramco's business is subject to many risks all of which cannot be presently anticipated, including losses resulting from unexpected repairs and maintenance and competition.

                                                                 GEOGRAPHIC SEGMENTS
                                                                   (IN THOUSANDS)
                                                         ------------------------------------
                                                         UNITED STATES   ISRAEL      TOTAL
                                                         -------------   ------   -----------
                 2006
Sales and other operating revenue                           $ 2,167      $  825    $  2,992
Costs and operating expenses                                  2,517         251       2,768
                                                            -------      ------    --------
Operating profit (loss)                                        (350)        574         224
Interest income and other                                                               448
Net gain in investee and gain on marketable
Securities                                                                            3,747
General corporate expenses                                                           (2,009)
Internet expense                                                                       (294)
Compensation for legal settlement                                                     2,536
Gain from swap transaction                                                            2,604
Other income                                                                             39
Income taxes                                                                           (726)
Net income before discontinued operation                                              6,569
Loss on discontinued operation                                                       (2,727)
Net income                                                                            3,842
Identifiable assets at December 31, 2006                     10,560          66      10,626
Cash and corporate assets                                                            51,447
Total assets at December 31, 2006                                                    62,073

                 2005
Sales and other operating revenue                           $ 3,140      $1,550    $  4,690
Costs and operating expenses                                 (3,075)       (787)     (3,862)
                                                            -------      ------    --------
Operating profit (loss)                                          65         763         828
Interest income                                                                         294
   Interest expense                                                                      (-)
Gain on marketable securities and net gain in investee                                1,212
General corporate expenses                                                           (2,045)
Other income (expense)                                                                 (524)
Compensation for legal settlement                                                        --
Gain from swap transaction                                                             (641)
Income taxes                                                                            (40)
Net loss before discontinued operation                                                 (253)
Loss on discontinued operation                                                         (879)
Net loss                                                                             (1,132)
Identifiable assets at December 31, 2005                    $ 5,236      $   68    $  5,304
Cash and corporate assets                                                            33,311
Total assets at December 31, 2005                                                    38,615

               2004
Sales and other operating revenue                           $ 3,368      $  730    $  4,098
Costs and operating expenses                                 (2,309)       (800)     (3,109)
                                                            -------      ------    --------
Operating profit (loss)                                       1,059         (70)        989
Interest income                                                                         729
Interest expense                                                                        (93)
General corporate expenses                                                           (1,722)
Gain on marketable securities and                                                     1,605
Net income in investee
   Other income                                                                         492
Income taxes                                                                           (576)
Net income before discontinued operation                                              1,424
                                                                                       (431)
Net income                                                                              993
Identifiable assets at December 31, 2004                    $ 3,135      $   59    $  3,194
Cash and corporate assets                                                            56,178
Total assets at December 31, 2004                                                    59,372

(NOTE N) -- Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligations for the years ended December 31, 2006 and 2005 is as follows (in thousands):

                                                            2006   2005
                                                            ----   ----
Asset retirement obligations, as of beginning of the year   $343   $314
Liabilities incurred                                           8      7
Liabilities settled                                           --     --
Accretion expense                                             13     19
Revisions in estimated cash flows                             (8)    (3)
                                                            ----   ----
Asset retirement obligations, as of end of year             $356   $343
                                                            ====   ====

(NOTE O) -- Common Stock

In March 2005, Isramco issued 38,919 shares of its common stock to each of Haim Tsuff, Chairman of the Board of Directors and Chief Executive Officer of Isramco, and Jackob Maimon, President of Isramco. The shares were issued upon the exercise of options to purchase 69,995 shares common stock at an exercise price of $4.28 per share granted to each of Mr. Tsuff and Mr. Maimon on March 25, 2000. The options were exercised pursuant to "cashless" exercise provisions under which the number of shares of common stock issued upon exercise was reduced by the number of shares, valued at the closing price of the common stock on the Nasdaq Small Cap Market on the trading day immediately prior to exercise, equal to the aggregate exercise price of the option.

(NOTE P) -- Restatement

Isramco has restated its 2004 financial statements from the amounts previously reported. The restatements include adjustments to the calculation of the deferred tax in 2004 related to temporary differences that originated prior to 2003. Following is a summary of the restatement adjustments:

                                         AS REPORTED   ADJUSTMENTS   AS RESTATED
                                         -----------   -----------   -----------
2004 SUMMARY BALANCE SHEET
Total assets                               $41,358       $  --         $41,358
Current Liabilities                          2,670          --           2,670
Assets retirement obligation                   314          --             314
Deferred tax obligation                      2,989         480           3,469
Current portion of long-term bank loan       4,869          --           4,869
Total Long term Liabilities                  8,172         480           8,652
Total Liabilities                           10,842         480          11,322
Total Shareholder's Equity                  30,516        (480)         30,036

                                         AS REPORTED   ADJUSTMENTS   AS RESTATED
                                         -----------   -----------   -----------
2004 SUMMARY STATEMENT OF OPERATIONS
Total Revenues                             $ 8,943        $   --       $8,943
Total Expenses                               7,374            --        7,374
Income before taxes                          1,569            --        1,569
Income taxes                                (1,589)        1,013         (576)
Net Income                                 $   (20)       $1,013       $  993
Earning Per Share                          $    --        $ 0.38       $ 0.38

(NOTE Q) - DISCONTINUED OPERATION

In March 2004, Isramco purchased a luxury cruise liner for aggregate consideration of $8,050,000. Isramco, through its wholly owned subsidiary, Magic 1 Cruise Line Corp., a British Virgin Island corporation ("Magic 1 Corp."), leased the vessel to European based tour operator from April 2005 through October 2005 and from April 6, 2006 through November 5, 2006. In December 2006, Isramco sold all of the outstanding share capital of Magic 1 Corp. to an unrelated third party for total consideration of approximately $2.15 million The sale included the assumption by the purchaser of a loan in the principal amount of $3.3 million. Following the sale, Isramco is no longer engaged in the business of cruise line vessel

RESULTS OF OPERATION FROM DISCONTINUED OPERATION
(in thousands except for share information)

                                        YEAR ENDED DECEMBER 31,
                                       ------------------------
                                        2006     2005     2004
                                      -------   ------   ------
Revenues                              $ 1,712   $1,520   $2,033
                                      -------   ------   ------
Expenses :
Interest expense                          622      389      170
Cost of revenue from vessel             1,418    1,051    1,926
Depreciation                              945    1,128      438
General and administrative                  7       15       26
Impairment of vessel                    2,200       --       --
                                      -------   ------   ------
   Total expenses                       5,192    2,583    2,560
                                      -------   ------   ------
Loss before income taxes               (3,480)  (1,063)    (527)
Income taxes                               --       --       --
                                      -------   ------   ------
Net loss from vessel activity          (3,480)  (1,063)    (527)
                                      -------   ------   ------
Interest expenses to parent company       369      184       96
Capital gain from sale of activity        384       --       --
                                      -------   ------   ------
Net loss from discontinued operation  $(2,727)  $ (879)  $ (431)
                                      =======   ======   ======

(NOTE R) - SUBSEQUENT EVENTS

TRANSACTION WITH FIVE STATES

On March 2, 2007, Isramco, through Isramco Energy LLC, a Texas limited liability company that is wholly owned by Isramco, purchased certain oil and gas properties (including 650 oil and gas wells) located in Texas and New Mexico from Five States Energy Company, L.L.C. for an aggregate purchase price of $92 million (the "Purchase Price"). According to an engineering report prepared by an independent consulting company, the estimated proved developed producing reserves are 1,447,161 net barrels of oil and 20,078,174 net MMCF's of natural gas and 1,305,705 net of liquid products.

Isramco funded $7.7 million of the Purchase Price from working capital and the balance from a combination of commercial bank loans and loans from related parties. Isramco obtained loans in the total principle amount of $42 million from Naphtha Israel Petroleum Corp. Ltd., the parent company (including through its wholly owned subsidiary IOC-Israel Oil Company Ltd) ("Naphtha"). Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Loan Agreement"), Isramco obtained $18.5 million. The outstanding principal amount of the loan accrues interest at per annum rate equal to the London Inter-bank Offered Rate (LIBOR) plus 5.5%, not to exceed 11% per annum. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 26, 2014. To secure its obligations that may be incurred under the Loan Agreement, Isramco agreed to grant to Naphtha a security interest in certain specified properties held by Jay Petroleum, its wholly owned subsidiary. Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan from Naphtha, in the principal amount of $10.5 million, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. The Second Loan is not secured. The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement. Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Third Loan Agreement ") Isramco obtained a loan from Naphtha, in the principal amount of $12 million, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. The Third Loan is not secured. The other terms of the Third Loan Agreement are identical to the terms of the Loan Agreement. Pursuant to a Loan Agreement dated as of February 26, 2007 Isramco obtained a loan from J.O.E.L Jerusalem Oil Exploration Ltd, a related party ("JOEL"), in the principal amount of $7 million, repayable at the end of 3 months. Interest accrues at a per annum rate of 5.36%..

As of March 2, 2007 Isramco Energy obtained a $35.3 million credit line from Wells Fargo Bank. Amounts outstanding under the credit line are payable by March 1, 2011. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%.. In addition to including customary affirmative and negative covenants, the Credit Agreement requires Isramco Energy to: (a) maintain a ratio of consolidated current assets to consolidated current liabilities of no less than 1.0 to 1.0 at all times; (b) ensure that its leverage ratio is no more than
3.50 to 1.0 as of the end of each fiscal quarter; (c) ensure that its interest coverage ratio is no more than 2.50 to 1.0 as of the end of each fiscal quarter;
(d) ensure that its capital expenditures in any fiscal year do not exceed $2.500,000.; ensure that COPAS charges do not exceed $250 per well per month. Amounts outstanding under the Credit Agreement are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Energy. Additionally, on March 2, 2007, Isramco Energy paid to Sigma Energy Corporation, an unrelated party that originated the transaction with Five States, the amount of $300,000 and after Payout (as defined in the agreement with Sigma), Isramco Energy undertook to assign to Sigma a direct ownership interests equal to 3.75% of the interests acquired by Isramco Energy under the Five States purchase agreement.

SWAP TRANSACTIONS

As of December 31, 2006, Isramco had 24 swap contracts to sell 264,084 barrels of crude oil during 24 months commencing January 2007 for a total consideration of $17.7 million, and 24 swap contracts to sell 2,853,156 MMBTU of natural gas during 24 months commencing January 2007 for a total consideration of $23.1 million.

Subsequent to balance sheet date, in January 2007, Isramco executed reverse contracts for most of the above mentioned contracts and remained with open swap contracts for 23,000 barrels of crude oil for a total consideration of $1.5 million and 376,000 MMBTU of natural gas for a total consideration of $3 million.

The above mentioned reverse of swap contracts generated to Isramco a profit of $2.1 million.

Following the closing of Five state transaction as stated above, Isramco signed additional swap agreements with Wells Fargo Bank to secure it's future oil and gas prices as follows:

Swap contracts to sell 398,918 barrels of crude oil during 46 months commencing March 2007 for a total consideration of $25.4 million.

Swap contracts to sell 29,609,026 MMBTU of natural gas during 46 months commencing March 2007 for a total consideration of $29.6 million.

Hereunder are the open swap contracts positions as at March 13, 2007:

                            OIL
----------------------------------------------------------
 MONTHLY   FUTURE                      TOTAL       TOTAL
QUANTITY    PRICE           NO' OF   QUANTITY     AMOUNT
 BARRELS     US$     YEAR   MONTHS    BARRELS       US$
--------   ------   -----   ------   --------   ----------
 3,000      62.00   2,007     10       30,000    1,860,000
 3,000      64.15   2,008     12       36,000    2,309,400
 2,700      63.90   2,009     12       32,400    2,070,360
 2,700      63.30   2,010     12       32,400    2,050,920
 6,341      62.47   2,007     10       63,410    3,961,223
 5,516      64.70   2,008     12       66,192    4,282,622
 6,096      64.55   2,009     12       73,152    4,721,962
 5,447      63.80   2,010     12       65,364    4,170,223
 1,000      66.05   2,007     12       12,000      792,600
 1,000      68.46   2,008     12       12,000      821,520
                                      -------   ----------
Total                                 422,918   27,040,830
                                      =======   ==========

                            GAS
-----------------------------------------------------------
 MONTHLY   FUTURE                       TOTAL       TOTAL
QUANTITY    PRICE           NO' OF    QUANTITY     AMOUNT
  MMBTU      US$     YEAR   MONTHS     MMBTU         US$
--------   ------   -----   ------   ---------   ----------
 81,107     8.03    2,007     10       811,070    6,512,892
 80,876     8.20    2,008     12       970,512    7,958,198
 85,874     7.77    2,009     12     1,030,488    8,006,892
 79,286     7.49    2,010     12       951,432    7,126,226
                                            --
 20,000     7.87    2,007     12       240,000    1,887,600
 13,000     8.37    2,008     12       156,000    1,304,940
                                     ---------   ----------
Total                                4,159,502   32,796,748
                                     =========   ==========

(NOTE S) -- Supplementary Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2006, 2005 and 2004 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

                                                                       2006            2005
                                                                  UNITED STATES   UNITED STATES
                                                                  -------------   -------------
Unproved properties not being amortized                                  --               --
Proved property being amortized                                      16,851           10,566
Accumulated depreciation, depletion amortization and impairment      (5,611)          (5,347)
                                                                     ------          -------
Net capitalized costs                                                11,240          $ 5,219
                                                                     ======          =======

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

                                          2006     2005     2004
                                         UNITED   UNITED   UNITED
                                         STATES   STATES   STATES
                                         ------   ------   ------
Property acquisition costs--proved and
unproved properties
Exploration costs                         1,609   $2,557   $   --
Development costs                           125      110       --
                                          4,652      582    1,098

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

The following table represents Isramco's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 2005, 2004 and 2003, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompilation. All of Isramco's proved reserves are in the United States. Isramco's oil and gas reserves are priced at $6.3 per barrel and $61.05 per Mcf, respectively, at December 31, 2006

                                   OIL BBLS    GAS MCF
                                   --------   ---------
December 31, 2003                   197,900   3,003,240

Revisions of previous estimates     (40,031)   (522,246)
Acquisition of minerals in place
Sales of minerals in place               --          --
Production                          (17,789)   (469,558)
                                    -------   ---------
December 31, 2004                   140,080   2,011,440

Revisions of previous estimates     (20,269)   (118,402)
Acquisition of minerals in place      1,280     106,670
Sales of minerals in place               --          --
Production                          (15,723)   (355,008)
                                    -------   ---------
December 31, 2005                   105,368   1,644,700

Revisions of previous estimates      24,071     (59,066)
Acquisition of minerals in place         --          --
Sales of minerals in place               --          --
Production                          (13,464)   (213,634)
                                    -------   ---------
December 31, 2006                   115,975   1,372,000
                                    =======   =========

Isramco's proved developed reserves are as follows:

                          DEVELOPED            UNDEVELOPED
                    OIL BBLS    GAS MCF    OIL BBLS   GAS MCF
                    --------   ---------   --------   -------
December 31, 2006    115,975   1,372,000     5,876    618,700
December 31, 2005    105,368   1,644,700    20,652    484,101
December 31, 2004    140,080   2,011,440    32,880    334,100
December 31, 2003    197,900   3,003,240        --    516,440

Interest in proved reserves of unconsolidated affiliates

                    OIL BBLS    GAS MCF
                    --------   ---------
December 31, 2006         --   1,979,000
December 31, 2005         --   1,979,000
December 31, 2004         --   1,979,000
December 31, 2003         --   1,979,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW

The standardized measure of discounted future net cash flows relating to Isramco's proved oil and gas reserves is calculated and presented in accordance with Statement of Financial Accounting Standards No. 69. Accordingly, future cash inflows were determined by applying year-end oil and gas prices to Isramco's estimated share of the future production from proved oil and gas reserves.

Future production and development costs were computed by applying year-end costs to future years. Applying year-end statutory tax rates to the estimated net future cash flows derived future income taxes. A prescribed 10% discount factor was applied to the future net cash flows.

In Isramco's opinion, this standardized measure is not a representative measure of fair market value. The standardized measure is intended only to assist financial statement users in making comparisons among companies.

                                                            2006          2005          2004
                                                        -----------   -----------   -----------
Future cash inflows                                     $18,208,000   $27,812,000   $16,308,760
Future development costs                                   (866,000)     (894,000)      (73,800)
Future production costs                                  (7,170,000)   (8,045,000)   (6,691,180)
                                                        -----------   -----------   -----------
Future net cash flows                                    10,172,000    18,873,000     9,548,750
Future income tax expenses                               (2,976,000)   (6,458,000)   (3,426,575)
Annual 10% discount rate                                 (2,875,000)   (4,927,000)     (300,190)
                                                        -----------   -----------   -----------
Standardized measure discounted future net cash flows   $ 4,321,000   $ 7,488,000   $ 6,001,810
                                                        ===========   ===========   ===========

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                                                           2006          2005          2004
                                                                       -----------   -----------   -----------
Beginning of the year                                                   $7,488,000   $ 6,001,810   $ 4,650,177
Sales and transfers of oil and gas produced, net of production costs    (1,048,000)   (1,861,000)   (2,025,000)
Net changes in prices and production costs                              (5,629,000)   10,962,000     2,475,000
Net changes in income taxes                                              4,961,000       220,000     1,364,429
Changes in estimated future development costs, net of current
   development costs                                                            --            --        86,980
Acquisition of minerals in place                                           992,000            --     1,074,485
Revision of previous estimates                                          (1,716,000)    1,000,000    (5,974,080)
Change of discount                                                       1,395,000       943,000
Change in production rate and other                                     (2,123,000)   (9,740,577)    4,349,819
                                                                       -----------   -----------   -----------
End of year                                                             $4,321,000   $ 7,488,000   $ 6,001,810
                                                                       ===========   ===========   ===========

(NOTE T) -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(Amounts in thousands, except per share data)

                                                                     QUARTER ENDED
                                                --------------------------------------------------------
                                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    TOTAL
                                                  2006       2006        2006           2006       2006
                                                --------   -------   ------------   -----------   ------
Total Revenues                                    5,245     2,305       1,443          3,373      12,366
Net Income (loss) before taxes                    2,650     1,337         225          3,083       7,295
Net income (loss) from discontinued operation    (2,500)      231         458           (916)     (2,727)
Net Income                                          394     1,066         582          1,800       3,842
Earnings (loss) per Common Share
-Basic and Diluted                                 0.14      0.39        0.21           0.67        1.41

                                                                      QUARTER ENDED
                                                ---------------------------------------------------------
                                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    TOTAL
(Amounts in thousands, except per share data)     2005       2005        2005          2005         2005
                                                --------   -------   ------------   -----------   -------
Total Revenues                                   $2,201     $1,053      $2,565        $   396     $ 6,215
Net Income (loss) before taxes                   $  989     $ (953)     $1,152        $(1,401)    $  (213)
Net income (loss) from discontinued operation
                                                     --       (201)        190           (529)       (879)
Net Income (loss)                                $  304     $ (596)     $  992        $(1,832)    $(1,132)
Earnings (loss) per Common Share
-Basic and Diluted                               $ 0.11     $(0.22)     $ 0.36        $ (0.67)    $ (0.42)


                                                                     QUARTER ENDED
                                                --------------------------------------------------------
                                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    TOTAL
                                                  2004       2004        2004           2004       2004
                                                --------   -------   ------------   -----------   ------
Total Revenues                                   $1,893     $ 741       $2,338         $1,937     $6,909
Net Income (loss) before taxes                   $  915     $ 150       $  466         $  564     $2,095
Net income (loss) from discontinued operation
                                                 $ (529)    $ 123       $  122         $ (676)    $ (431)
Net Income (loss)                                $  845     $  --       $ (595)        $  743     $  993

Earnings (loss) per Common Share
-Basic and Diluted                               $ 0.32     $0.00       $(0.23)        $ 0.29     $ 0.38