Form 10-Q
period 2007-03-31
ISRAMCO INC
filed 2007-05-21
CIK 719209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        CHECK ONE

        |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

                                       or

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


        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |_|

        The number of shares outstanding of the registrant's Common Stock as May 15, 2007 was 2,717,691.

                                                       INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2007 and
          December 31, 2006 (unaudited)                                        1

        Consolidated Statements of Operations for the three months ended
          March 31, 2007 and 2006 (unaudited)                                  2

        Consolidated Statements of Cash Flows for the three months ended
          March 31, 2007 and 2006 (unaudited)                                  3

        Notes to Consolidated Financial Statements (unaudited)                 4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            14

Item 4. Controls and Procedures                                               14

PART II. OTHER INFORMATION                                                    16

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities                                                 16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits                                                              16

Signatures                                                                    18

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


                              ISRAMCO INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                       (in thousands except for share information)
                                      (Unaudited)

                                                               March 31,    December 31,
                                                                 2007           2006
                                                              ---------      ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                     $   2,792      $    ,573
Restricted cash deposit                                           1,000         17,000
Marketable securities, at market                                  2,195          3,130
Accounts receivable                                                 153            403
Prepaid expenses and other current                                4,549          5,057
Accounts receivable - sale of Magic 1                                 -          2,150
                                                              ---------      ---------
TOTAL CURRENT ASSETS                                             10,689         28,313
                                                              ---------      ---------
Property and equipment, net (successful efforts method
  for oil and gas properties)                                   101,739         12,537
Marketable securities, at market                                  6,708          5,759
Investment in affiliates                                         16,335         15,302
Other                                                               162            162

                                                              ---------      ---------
TOTAL ASSETS                                                  $ 135,633      $  62,073
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                         $   9,116      $   5,214
Credit from banks                                                 2,304            347
Short term loan from related party                                    -         17,000
                                                              ---------      ---------
TOTAL CURRENT LIABILITIES                                        11,420         22,561
                                                              ---------      ---------
LONG-TERM LIABILITIES
Bank loan                                                        35,300              -
Long-term loans from related parties                             49,903              -
Asset retirement obligations                                      1,692            356
Deferred income taxes                                             3,536          4,412
                                                              ---------      ---------
TOTAL LONG-TERM LIABILITIES                                      90,431          4,768
                                                              ---------      ---------
TOTAL LIABILITIES                                               101,851         27,329
                                                              ---------      ---------
SHAREHOLDERS' EQUITY
Common stock $0.0l par value; authorized 7,500,000 shares;
  issued 2,746,958 shares; outstanding 2,717,691 shares              27             27
Additional paid-in capital                                       26,240         26,240
Retained earnings                                                 3,632          5,399
Accumulated other comprehensive income                            4,047          3,242
Treasury stock, 29,267 shares at cost                              (164)          (164)
                                                              ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                       33,782         34,744
                                                              ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 135,633      $  62,073
                                                              =========      =========


                   See notes to the consolidated financial statements.


                                   ISRAMCO INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except for share information)
                                            (Unaudited)


                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2007             2006
                                                                      -----------      -----------
REVENUES:
     Operator fees from related party                                 $        17      $        21
     Oil and gas sales                                                      2,164              664
     Interest income                                                          438              254
     Office services to affiliate and other                                   178              185
     Gain on marketable securities                                            276              285
     Equity in net income of investees                                        763              706
     Net gain on legal settlements                                              -            2,565
     Other income                                                             162              565
                                                                      -----------      -----------
Total revenues                                                              3,998            5,245
                                                                      -----------      -----------
COSTS AND EXPENSES:
     Interest expense                                                       1,034               56
     Depreciation, depletion and amortization and impairment                  891              201
     Accretion expenses                                                        41                -
     Lease operating expenses and severance taxes                             798              221
     General and administrative                                               639              584
     Loss from swap transactions                                            3,402                -
                                                                      -----------      -----------
Total expenses                                                              6,805            1,062
                                                                      -----------      -----------
Income (loss) before income taxes                                          (2,807)           4,183

Income taxes (expense)                                                      1,041             (356)
                                                                      -----------      -----------
Income (loss) from continuing operations                                  (1,766)           3,827

Loss from discontinued operation                                                -           (3,434)
                                                                      -----------      -----------
Net income (loss)                                                     $    (1,766)     $       393
                                                                      ===========      ===========
Earnings (loss) per common share - basic and diluted:
  Continuuing operations                                              $     (0.65)     $      1.40
  Discontinued operations                                                       -            (1.26)
                                                                      -----------      -----------
  Total                                                               $     (0.65)     $      0.14
                                                                      ===========      ===========
Weighted average number of shares outstanding - basic and diluted       2,717,691        2,717,691
                                                                      ===========      ===========


                        See notes to the consolidated financial statements.


                                      ISRAMCO INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)
                                               (Unaudited)


                                                                           Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2007             2006
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $    (1,766)     $       393
  Adjustments to reconcile net income to net  cash provided by operating activities:
    Depreciation, depletion and amortization                                      970              216
    Accretion expenses                                                             59                -
    Gain on marketable securities                                                (275)            (285)
    Equity in net income of investees                                            (763)            (706)
    Loss from swap transactions                                                 3,402                -
    Deferred taxes                                                             (1,291)             247
    Changes in assets and liabilities:
      Accounts receivable                                                      (1,374)             (88)
      Prepaid expenses and other current assets                                 2,658              (66)
      Accounts payable and accrued liabilities                                   (722)            (532)
                                                                          -----------      -----------
Continuing operations                                                             898             (821)
Discontinued operations                                                             -            3,125
                                                                          -----------      -----------
  Net cash provided by operating activities                                       898            2,304
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Magic                                                   2,150                -
  Net proceeds on swap transactions                                             2,121                -
  Addition to property and equipment                                          (90,156)           (344)
  Purchase of marketable securities                                                 -            (785)
  Restricted deposit                                                           (1,000)              -
  Proceeds from sale of marketable securities                                   1,210              903
                                                                          -----------      -----------
Net cash used in investing activities                                         (85,675)            (226)
                                                                          -----------      -----------
NET CASH FROM FINANCING ACTIVITIES:
  Repayment of loans                                                                -             (250)
  Proceeds from bank loans                                                     35,300                -
  Proceeds from loans from related parties                                     32,739                -
  Change in short-term credit from bank                                         1,957              223
                                                                          -----------      -----------
Net cash provided by (used in) financing activities                            69,996              (27)
                                                                          -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (14,781)           2,051

Cash and cash equivalents-beginning of period                                  17,573            1,249

                                                                          -----------      -----------
Cash and cash equivalents-end of period                                   $     2,792      $     3,300
                                                                          ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $       294      $       123
  Cash paid during the period for income taxes                                     -                 -

  Non-cash investing and financing activities
    Asset retirement obligation from acquired properties                 $    1,292       $         -


                           See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF  PRESENTATION

As used in these financial statements, the terms "Company" and "Isramco" refer to Isramco, Inc. and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Certain reclassifications of prior year amounts have been made to conform to current presentation. At December 31, 2006, cash of $17 million was restricted in connection with the swap contracts. At March 31, 2007, Isramco had $1 million restricted cash.


NOTE 2 - CONSOLIDATION

The consolidated financial statements include the accounts of Isramco, its direct and indirect non U.S. based wholly-owned subsidiaries Isramco Oil and Gas Ltd. ("Oil and Gas") and its U.S. based wholly-owned subsidiaries: Jay Petroleum, L.L.C. ("Jay Petroleum"), Jay Management L.L.C. ("Jay Management"), IsramTec Inc. ("IsramTec") and Isramco Energy LLC. Inter company balances and transactions have been eliminated in consolidation.


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


NOTE 4 - TRANSACTION WITH FIVE STATES

Isramco and Five States Energy Company, L.L.C. ("Five States") entered into a certain Purchase and Sale Agreement (the "Purchase Agreement") pursuant to which Isramco agreed to purchase from Five States, through Isramco Energy LLC, a Texas limited liability company that is wholly owned by Isramco ("Isramco Energy"), certain oil and gas properties (including 650 oil and gas wells) located in Texas and New Mexico.

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

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Loan Agreement"), Isramco obtained a loan in the aggregate principal amount of $18.5 million. The outstanding principal amount of the loan accrues interest at per annum rate equal to the London Inter-bank Offered Rate (LIBOR) plus 5.5%, not to exceed 11% per annum. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 26, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Isramco agreed to grant to Naphtha a security interest in certain specified properties held by Jay Petroleum, its wholly owned subsidiary. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence of certain events of default. Mr. Jackob Maimon, Isramco's president and director is a director of Naphtha and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of Naphtha.

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan from Naphtha, in the principal amount of $11.5 million, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. The Second Loan is not secured. The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement.

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Third Loan Agreement ") Isramco obtained a loan from Naphtha, in the principal amount of $12 million, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. The Third Loan is not secured. The other terms of the Third Loan Agreement are identical to the terms of the Loan Agreement.

Pursuant to a Loan Agreement dated as of February 26, 2007 Isramco obtained a loan from J.O.E.L Jerusalem Oil Exploration Ltd, a related party ("JOEL"), in the principal amount of $7 million, repayable at the end of three months. Interest accrues at a per annum rate of 5.36%. Mr. Jackob Maimon, Isramco's president and director is a director of JOEL and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

On March 2, 2007, Isramco obtained a $35.3 million credit line from Wells Fargo Bank. Amounts outstanding under the credit line are payable by March 1, 2011. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%. Isramco is required to maintain several financial covenants in connection with this credit line. Amounts outstanding under the credit line are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Energy. Additionally, pursuant to an agreement between Sigma Energy Corporation ("Sigma"), an unrelated party that originated the transaction with Five States, Isramco and Isramco Energy, Isramco Energy paid to Sigma on March 2, 2007, the amount of $300,000 and after Payout (as defined in the agreement with Sigma), Isramco Energy will assign to Sigma a direct ownership interests equal to 3.75% of the interests acquired by Isramco Energy under the Purchase Agreement.

The following table summarizes the allocation of the purchase price, net of approximately $2.8 million of net activity for the properties from the effective date of the Purchase Agreement to the closing date, to assets that Isramco acquired and the liabilities assumed in connection with the acquisition of the Five States properties:

(in thousands)
Oil and gas properties                                         $        90,790
Asset retirement obligation                                             (1,290)

                                                              ----------------
Net assets acquired                                            $        89,500
                                                              ================

The following unaudited pro forma information assumes the acquisition of the Five States properties occurred as of January 1, 2006 and 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

(in thousands, except for share data)               AS
                                                 REPORTED           PRO FORMA
                                                ------------      ------------

Three Months Ended March 31, 2007
---------------------------------

Revenues                                        $      3,998      $      7,375

Net loss                                              (1,766)           (2,887)

Loss per share - basic and diluted
    Continuing operations                       $      (0.65)     $      (0.88)
    Discontinued operations                                -                 -
                                                ------------      ------------
    Total                                              (0.65)            (0.88)
                                                ============      ============

Three Months Ended March 31, 2006
---------------------------------

Revenues                                        $      5,245      $     10,942

Net income                                               393               757

Income (loss) per share - basic and diluted
    Continuing operations                       $       1.40      $       1.54
    Discontinued operations                            (1.26)            (1.26)
                                                ------------      ------------
    Total                                               0.14              0.28
                                                ============      ============

NOTE 5 - SWAP TRANSACTIONS

In connection with the Five States transaction, Isramco entered into the following swap contracts:


1. As of December 31, 2006 Isramco had 24 swap contracts to sell 264,084 barrels of crude oil during 24 months commencing January 2007 for a total consideration of $17.7 million, and 24 swap contracts to sell 2,853,156 MMBTU of natural gas during 24 months commencing January 2007 for a total consideration of $23.1 million.

In January 2007, Isramco executed reverse contracts for most of the abovementioned contracts and remained with open swap contracts for 23,000 barrels of crude oil for a total consideration of $1.5 million and 376,000 MMBTU of natural gas for a total consideration of $3 million.

The above mentioned reverse of swap contracts generated to Isramco a profit of $2.1 million.

2. Following the closing of Five States transaction as stated above, Isramco signed additional swap agreements with Wells Fargo Bank to secure its future oil and gas prices as follows:

Swap contracts to sell 443,577 barrels of crude oil during 46 months commencing March 2007 for a total consideration of $28.5 million.

Swap contracts to sell 4,618,395 MMBTU of natural gas during 46 months commencing March 2007 for a total consideration of $36.7 million.

The following tables reflect the open swap contract positions as of March 31, 2007:


                                       OIL
================================================================================
    MONTHLY     AVERAGE                NUMBER         TOTAL
   QUANTITY      FUTURE                  OF         QUANTITY
    BARRELS      PRICE       YEAR      MONTHS        BARRELS        TOTAL AMOUNT
--------------------------------------------------------------------------------
    4,000       $ 62.90      2007         9           36,000      $   2,264,400
    4,000         65.08      2008        12           48,000          3,123,840
    3,700         64.97      2009        12           44,400          2,884,680
    2,700         63.30      2010        12           32,400          2,050,920
    6,341         62.47      2007         9           57,069          3,565,100
    5,516         64.70      2008        12           66,192          4,282,622
    6,096         64.55      2009        12           73,152          4,721,962
    5,447         63.80      2010        12           65,364          4,170,223
    1,000         66.05      2007         9            9,000            594,450
    1,000         68.46      2008        12           12,000            821,520
                                                   ----------------------------
Total                                                443,577      $  28,479,717
                                                   ============================

                                       GAS
================================================================================
  MONTHLY        AVERAGE               NUMBER         TOTAL
 QUANTITY         FUTURE                 OF         QUANTITY
  MMBTU           PRICE      YEAR      MONTHS         MMBTU         TOTAL AMOUNT
--------------------------------------------------------------------------------
  101,107         $  8.08    2007         9          909,963      $   7,348,403
  100,876            8.29    2008        12        1,210,512         10,036,598
  100,874            7.85    2009        12        1,210,488          9,496,392
   79,286            7.49    2010        12          951,432          7,126,226
   20,000            7.87    2007         9          180,000          1,415,700
   13,000            8.37    2008        12          156,000          1,304,940
                                                   ----------------------------
 Total                                             4,618,395      $  36,728,259
                                                   ============================


NOTE 6 - DISCONTINUED OPERATION

In March 2004, Isramco purchased a luxury cruise liner for aggregate consideration of $8,050,000. The vessel, a Bahamas registered ship, contains 270 passenger cabins on nine decks. Isramco leased the vessel to a tour operator for the period from April 4, 2005 through October 31, 2005 and from April 6 2006 through November 5 2006 at a daily rate of $8,000. Under the lease all maintenance and operating costs associated with the vessel were borne by the operator.

Title to the Vessel was in Magic 1 Cruise Line Corp., a British Virgin Islands corporation and a wholly owned subsidiary of Isramco ("Magic"). Isramco expended approximately $1.4 million and $1 million in the years 2006 and 2005, respectively, for the maintenance, repairs, renovation and upkeep of the vessel. In addition, following management's assessment conducted in April and May 2006 as part of the preparation of the financial statements for the first quarter of 2006, management determined that there has been a decrease in the fair market value of Isramco's investment in the Magic 1 cruise vessel and, that as a consequence thereof, Isramco believed the investment had been impaired. Accordingly, Isramco recorded as impairment charge in March 2006 in the amount of $2,200,000.

On December 31, 2006, Isramco and Chesny Estates Ltd., a British Virgin Islands corporation, entered into a Share Purchase and Sale Agreement, dated as of December 31, 2006, pursuant to which Isramco sold to Chesny all of the outstanding share capital of Magic for a purchase price of $2.15 million. The purchase included the assumption by Chesny of a loan in the principal amount of $3.3 million incurred by Isramco in connection with the purchase of Magic.

Isramco's decision to sell its holdings in Magic was primarily attributable to Isramco's decision to focus principally on the oil and gas business. Following the sale of Magic, Isramco is no longer engaged in the cruise line business.

NOTE 6 - EARNINGS PER SHARE COMPUTATION

SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The reconciliation is as follows (dollars in thousands):


                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                    2007                          2006
                                                   ------                        ------
                                             LOSS          SHARES        INCOME        SHARES
                                           ---------      ---------     ---------     ---------
Basic                                      $  (1,766)     2,717,691     $     393     2,717,691
Effect of dilutive securities of stock
  options                                          -              -             -             -
                                           ---------      ---------     ---------     ---------
Diluted                                    $  (1,766)     2,717,691     $     393     2,717,691
                                           =========      =========     =========     =========


NOTE 7 - GEOGRAPHICAL SEGMENT INFORMATION

Isramco's operations for 2007 involve one industry segment - the exploration, development production and transportation of oil and natural gas. Prior to 2007 Isramco operated in two operating segment - oil and gas activities and holding and leasing its cruise line vessel. Its current oil and gas activities are concentrated in the United States and Israel. Operating outside the United States subjects the company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration. Nationalization, war and other political risks, risks of increase of takes and governmental royalties, renegotiation of contracts with governmental royalties, renegotiation of contracts with government entities and change in laws and policies governing operations of foreign-based companies.

Isramco's oil and gas business is subject to operating risks associated with the exploration, and production of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities of formations. In addition, oil and gas prices have fluctuated substantially in recent years as a result of events outside of Isramco's control. Isramco does not directly operator the operators. This segment of Isramco's business is subject to many risks all of which cannot be presently anticipated, including losses resulting from unexpected repairs and maintenance and competition.


                                  GEOGRAPHIC SEGMENTS

                                               UNITED                     CONSOLIDATED
                                               STATES         ISRAEL         TOTAL
                                             ---------      ---------      ---------
Identifiable assets at March 31, 2007        $  99,794      $      57      $  99,851
Cash and corporate assets                                                     36,782
                                                                           ---------
Total assets at March 31, 2007                                             $ 136,633
                                                                           =========
Identifiable assets at December 31, 2006     $  12,471      $      66      $  12,537
Cash and corporate assets                                                     51,447
                                                                           ---------
Total Assets at December 31, 2006                                          $  62,073
                                                                           =========
Three Months Ended March 31, 2007
---------------------------------
Sales and other operating revenue            $   2,164      $      17          2,181
Costs and operating expenses                     1,726             13          1,739
                                             ---------      ---------
Operating profit                                   438              4            442
                                             =========      =========
Interest Income                                                                  438
Interest expense                                                               1,035
General corporate expenses                                                       631
Gain on marketable securities and
   equity in net Income of investees                                           1,039
Loss from swap transactions                                                    3,402
Other Income                                                                     342
Tax benefit                                                                   (1,041)
                                                                           ---------
Net Loss                                                                   $  (1,766)
                                                                           =========

Three Months Ended March 31, 2006
---------------------------------
Sales and other operating revenue            $     699      $     171      $     870
Costs and operating expenses                      (416)            (5)          (422)
                                             ---------      ---------      ---------
Operating profit                             $     283      $     166            448
                                             =========      =========
Interest Income                                                                  254
Interest expense                                                                 (56)
General corporate expenses                                                      (584)
Gain on marketable securities and
   equity in net Income of investees                                             991
Other income                                                                   3,130
Income taxes                                                                    (356)
                                                                           ---------
Income from continuing operations                                              3,827
Loss from discontinued operation                                              (3,434)
                                                                           ---------
Net Income                                                                 $     393
                                                                           =========


NOTE 8 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the three months ended March 31, 2007 and 2006 was as follows:

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                                2007          2006
                                                                               -------      -------
Net income (loss)                                                              $(1,766)     $   394
Other comprehensive income (loss), net of tax:
   -Unrealized gain (loss) on available-for-sale securities                        304          104
   -Foreign currency translation adjustments of the Israeli Branch and the
     limited partnerships                                                          500         (104)
                                                                               -------      -------
Total comprehensive income (loss)                                              $  (962)     $   394
                                                                               =======      =======


NOTE 9 - CONTINGENCIES

Isramco is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, Isramco's ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of Isramco.


NOTE 10 - SUBSEQUENT EVENT

In April 2007, IsramTec Inc. a wholly owned subsidiary of the Company, sold part of its equity interests in a high-tech company, for aggregate consideration of approximately $2.3 million. As a result of the transaction, the Company anticipates to record a net gain of approximately $1.65 million (after payment of a commission) during the second quarter of 2007.

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

        The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, the Company does not enter into any derivative financial instruments, other than the swap contracts.

        The Company records a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets.

LIQUIDITY AND CAPITAL RESOURCES

        Until acquisition of oil and gas properties in the frame of the Five States transaction, the Company had financed its operations primarily from cash generated by operations.

        During the three months ended March 31, 2007, the Company's consolidated cash and cash equivalents decreased by $14,781,000 from $17,573,000 at December 31, 2006 to $2,792,000 at March 31, 2007. The decrease in the Company's consolidated cash and cash equivalents is primarily attributable to the usage of cash reserves to the acquisition of oil and gas properties in the frame of the Five States transaction.

        Net cash used in investing activities for the three-month period ended March 31, 2007 was $89,946,000 as compared to $494,000 provided during the three-month period ended March 31, 2006. The net cash used during the three month period ended March 31, 2007 is primarily attributable to investment in oil and gas properties in connection with the Five States transaction.

        The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities form working capital.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

        The Company reported net loss of $1,766,000 ($0.65 per share) for the three-month period ended March 31, 2007 compared to net income of $394,000 ($0.15 per share) for the corresponding three-month period in 2006. The decrease in net income during the three month period ended March 31, 2007 is primarily attributable to recording of losses from swap transactions of approximately $3.4 million versus an income of $0.6 million in the three month period ended March 31, 2006, offset by increase of earnings from oil and gas operation due to the acquisitions of oil and gas wells in the Five States transaction and the new drillings of wells. Furthermore, the net income of the three months ended in March 31, 2006 included a non-recurring one time receipt of $2,565,000 for the settlement of certain lawsuits that were initiated by the Company.

Set forth below is a break-down of these results.

United States
Oil and Gas Revenues (in thousands)

                                            Three Months ended March 31,
                                            2007                   2006
                                            ----                   ----

Oil Volume Sold (Bbl)                       16.7                    3.5

Gas Volume Sold (MCF)                      186.0                   61.5

Oil Sales ($)                                974                    209

Gas Sales ($)                              1,190                    449

Average Unit Price

Oil ($/Bbl) *                            $ 58.35                $ 58.90

Gas ($/MCF) **                           $  6.40                $  7.30


        * Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons

        ** MCF - 1,000 Cubic Feet

                   SUMMARY OF ACTIVITIES IN THE UNITED STATES

        The Company, through its wholly-owned subsidiaries, Isramco Energy LLC("Isramco Energy"), Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Isramco Energy and Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma and Wyoming. Independent estimates of the reserves held by Isramco Energy and Jay Petroleum as of December 31, 2006 are approximately1,495,215 net barrels of proved developed producing oil and 20,764,086 net MMCFs of proved developed producing natural gas and 1,280,800 of plant products. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

        During the three months ended March 31, 2007 the Company continued to invest in drilling activities in the Barnett Shale in North Central Texas (Parker County) in which the Company holds 15% working interests. To date 21 gas wells have been drilled and completed for production.

OPERATOR'S FEES FROM RELATED PARTY

        During the three months ended March 31, 2007, the Company earned $17,000 in operator fees compared to $21,000 respect of the corresponding period in 2005.

OIL & GAS REVENUES

        For the three months ended March 31, 2007, the Company had oil and gas revenues of $2,164,400 compared to $664,000 for the corresponding period in 2006. The increase in the 2007 period as compared to the same period in 2006 is primarily attributable to the acquisitions of oil and gas wells in the Five States transaction as well as the new drillings of wells in North Central Texas offset by a decline of production in the company's older oil and gas wells and shutdown of the production caused by unanticipated pipeline maintenance in one of the fields.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

        Lease operating expenses and severance taxes were primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes for the three months ended on March 31, 2007 were $798,000 compared to $221,000 for the same period in 2006. The increase is primarily attributable to the acquisitions of oil and gas wells in the Five States transaction.

INTEREST INCOME

        Interest income during the three months ended March 31, 2007 was $438,000 compared to $254,000 for the same period in 2006. The decrease in interest income earned by the company during the three months ended March 31, 2007 compared to the comparable period in 2006 is primarily attributable to interest earned on marketable securities.

GAIN (LOSS) ON MARKETABLE SECURITIES

        During the three months ended March 31, 2007, the Company recognized net realized and unrealized gain on trading securities of $281,000 compared to net realized and unrealized gain of $285,000 for the same period in 2006.

        Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the three month period ended March 31, 2007 were $639,000 as compared to $584,000 for the corresponding three months in 2006.

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation depletion and amortization expenses are connected to the producing wells in the United States.

During the three month ended March 31, 2007, the Company recorded $891,000 compared to $502,000 in the first quarter of 2006. The increase is primarily attributable to the acquisitions of oil and gas wells in the Five States transaction.

EQUITY NET INCOME OF INVESTEE

        The Company's equity in the net income of investee for the first quarter of 2007 was $763,000 compared to its net income of investee of $706,000 for the first quarter of 2006. The net income is primarily attributable to the gain of marketable securities held by the limited partnerships Isramco Negev 2 and I.O.C. Dead Sea LP, affiliates of the Company.

NET GAIN ON LEGAL SETTLEMENTS

        Net Gain on Legal Settlements in 2006 is attributable to the receipt of approximately $3,050,000 million from the settlement by the Company in February 2006 of certain lawsuits that it initiated. According to the agreements with the defendants settling these lawsuits, the Company recorded a net gain of $2,565,000.

OTHER INCOME

        Other income in the three months ended March 31, 2007 was $162,000 compared to $565,000 during the corresponding period in 2006. Other income in 2006 is primarily attributable to $560,000 related to the mark to market of swap contracts on oil and gas prices.

OTHER EXPENSES

        Other expenses in the three months ended March 31,2007 was 3,474,000 compare to none during the corresponding period in 2006.Other expenses in 2007 is attributable to the mark to market of swap contracts on oil and gas prices as related to the transaction of Five States.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in these market risks since the end of the fiscal year 2006.


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

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 1A. RISK FACTORS

        The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.


ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

        None


ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

4.1 Promissory Note dated as of February 27, 2007, issued to NAPHTHA ISRAEL PETROLEUM CORP., LTD. in the principal amount of $18,500,000.

4.2 Promissory Note dated as of February 27, 2007, issued to NAPHTHA ISRAEL PETROLEUM CORP., LTD. in the principal amount of $11,500,000.

4.3 Promissory Note dated as of February 27, 2007, issued to and I.O.C. ISRAEL OIL COMPANY, LTD. in the principal amount of $12,000,000.

4.4 Promissory Note dated as of February 27, 2007, issued to and J.O.E.L JERUSALEM OIL EXPLORATION, LTD. in the principal amount of $7,000,000

10.1 Purchase and Sale Agreement, dated as of February 16, 2007, among Five States Energy Company, L.L.C. and each of the other parties listed as a party "Seller" on the signature pages thereof and ISRAMCO, Inc.

10.2 LOAN AGREEMENT, dated as of February 27, 2007, between ISRAMCO, INC., and NAPHTHA ISRAEL PETROLEUM CORP., LTD.

10.3 LOAN AGREEMENT, dated as of February 27, 2007, between ISRAMCO, INC., and NAPHTHA ISRAEL PETROLEUM CORP., LTD.

10.4 LOAN AGREEMENT, dated as of February 27, 2007, Between ISRAMCO, INC., and I.O.C. ISRAEL OIL COMPANY, LTD.

10.5 LOAN AGREEMENT, dated as of February 26, 2007, between ISRAMCO, INC., and J.O.E.L JERUSALEM OIL EXPLORATION, LTD.

10.6 CREDIT AGREEMENT dated as of March 2, 2007 among ISRAMCO ENERGY, L.L.C.,; each of the lenders that is a signatory hereto or which becomes a signatory hereto; and WELLS FARGO BANK, N. A., a national banking association, as agent for the Lenders.

10.7 GUARANTY AGREEMENT, dated as of March 2, 2007 by ISRAMCO, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent (the "ADMINISTRATIVE AGENT") for the lenders that are or become parties to the Credit Agreement referred to in Item 10.6.

10.8 PLEDGE AGREEMENT, dated as of March 2, 2007 by Isramco, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent for itself and the lenders (the "LENDERS") which are parties to the Credit Agreement referred to in Item 10.6.

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





DATE: MAY 18, 2007                           BY /S/ HAIM TSUFF

                                      CHAIRMAN OF THE BOARD,
                                      CHIEF EXECUTIVE
                                      AND PRINCIPAL
                                      FINANCIAL OFFICER