Form 10-Q
period 2007-06-30
ISRAMCO INC
filed 2007-08-20
CIK 719209

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

                                       or

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

The number of shares outstanding of the registrant's Common Stock as August 17, 2007 was 2,717,691.

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2007 and December 31, 2006    1

         Consolidated Statements of Operations for the three and six months
         ended June 30, 2007 and 2006                                          2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2007 and 2006                                                3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's discussion and analysis of Financial Condition and
         Results of Operations                                                11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

Item 4.  Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 1A. Risk Factors                                                         16

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of
         Equity Securities                                                    16

Item 3.  Defaults upon senior securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

         Signatures                                                           18



                                       I

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


                                       II

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except for share information)
                                   (Unaudited)

                                                               June 30,   December 31,
                                                                2007         2006
                                                              ---------   -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                     $   2,782    $     573
Restricted cash                                                   1,300       17,000
Marketable securities, at market                                  1,905        3,130
Accounts receivable                                               4,501          403
Prepaid expenses and other current assets                           152        5,057
Receivable - sale of subsidiary - Magic                              --        2,150
                                                              ---------    ---------
TOTAL CURRENT ASSETS                                             10,640       28,313
                                                              ---------    ---------

Property and equipment, net (successful efforts method
  for oil and gas properties)                                    99,594       12,537
Marketable securities, at market                                  6,900        5,759
Investment in affiliates                                         17,023       15,302
Other                                                               119          162
                                                              ---------    ---------
TOTAL ASSETS                                                  $ 134,276    $  62,073
                                                              =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                         $   5,188    $   5,214
Bank loans                                                        6,065          347
Derivative liability                                              4,040            -
Short term loan from related party                                    -       17,000
                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                        15,293       22,561
                                                              ---------    ---------

LONG-TERM LIABILITIES
Bank loan                                                        27,000           --
Long-term debt - related party                                   51,356           --
Asset retirement obligations                                      4,081          356
Deferred income taxes                                            84,145        4,412
                                                              ---------    ---------
TOTAL LONG-TERM LIABILITIES                                      83,708        4,768
                                                              ---------    ---------

TOTAL LIABILITIES                                                99,438       27,329
                                                              ---------    ---------

SHAREHOLDERS' EQUITY
Common stock $0.0l par value; authorized 7,500,000 shares;
  issued 2,746,958 shares; outstanding 2,717,691 shares              27           27
Additional paid-in capital                                       26,240       26,240
Retained earnings                                                 4,831        5,399
Accumulated other comprehensive income                            3,904        3,242
Treasury stock, 29,267 shares at cost                              (164)        (164)
                                                              ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                       34,838       34,744
                                                              ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 134,276    $  62,073
                                                              =========    =========

               See notes to the consolidated financial statements.

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for share information)
                                   (Unaudited)

                                                           Three Months Ended       Six Months Ended
                                                                  June 30,               June 30,
                                                          ---------------------   ---------------------
                                                             2007        2006        2007        2006
                                                          ---------   ---------   ---------   ---------
REVENUES:
    Oil and gas sales                                     $   5,487   $     542   $   7,651   $   1,206
    Operator fees from related party                             18          14          35          35
    Office services to affiliate and other                      204         194         382         380
    Equity in earnings of unconsolidated affiliates           1,506         958       2,269       1,663
                                                          ---------   ---------   ---------   ---------
Total revenues                                                7,215       1,708      10,337       3,284

OPERATING EXPENSES:
    Lease operating expense and severance tax                 2,183         179       2,981         400
    Depreciation, depletion, amortization and impairment      1,794          87       2,685         288
    Accretion expense                                             3          37          44          37
    Exploration costs                                            35          89          35          89
    Operator expense                                             --         200          --         376
    General and administrative                                  688         363       1,327         772
                                                          ---------   ---------   ---------   ---------
Total operating expenses                                      4,703         955       7,072       1,962
                                                          ---------   ---------   ---------   ---------
Operating income                                              2,512         753       3,265       1,322

OTHER INCOME AND (EXPENSE):
    Interest income                                              44          42         482         296
    Unrealized gain on marketable securities                    233         527         509         812
    Realized gain on sale of investment                       1,647          --       1,647          --
    Interest expense                                         (2,143)        (27)     (3,177)        (79)
    Gain (loss) from swap transactions, net                    (357)         28      (3,597)        593
    Net gain on legal settlement                                 --          --          --       2,565
                                                          ---------   ---------   ---------   ---------
Total other income and (expense)                               (576)        570      (4,136)      4,187

                                                          ---------   ---------   ---------   ---------
Income (loss) before income taxes                             1,936       1,323        (871)      5,509
Income taxes benefit (expense)                                 (738)       (407)        303        (763)
                                                          ---------   ---------   ---------   ---------
Income (loss) from continuing operations                      1,198         916        (568)      4,746
Income (loss) from discontinued operation, net of tax            --         150          --      (3,286)
                                                           --------    --------    --------    --------
Net income (loss)                                         $   1,198   $   1,066   $    (568)  $   1,460
                                                          =========   =========   =========   =========

Basic and diluted income (loss) per share:
    Continuing operations                                 $    0.44   $    0.34   $   (0.21)  $    1.75
    Discontinued operations                                      --        0.05          --       (1.21)
                                                          ---------   ---------   ---------   ---------
    Net income (loss)                                     $    0.44   $    0.39   $   (0.21)  $    0.54
                                                          =========   =========   =========   =========

Weighted average number of shares
  outstanding - basic and diluted                         2,717,891   2,717,891   2,717,891   2,717,891
                                                          =========   =========   =========   =========

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Month Ended June 30,
                                                        ------------------------
                                                            2007        2006
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $   (568)   $  1,460
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Discontinued operations                                         --       3,286
                                                          --------    --------
Income (loss) from continuing operations                      (568)      4,746

Depreciation, depletion amortization and impairment          2,685         288
Accretion expense                                               44          37
Unrealized gain on marketable securities                      (509)       (812)
(Gain) Loss on derivative contracts                          3,597        (593)
Equity in earnings of unconsolidated affiliates             (2,269)     (1,663)
Deferred taxes                                              (1,108)         --
Realized gain on sale of investment                         (1,647)         --
Changes in assets and liabilities:
Accounts receivable                                         (4,098)         62
Prepaid expenses and other current assets                      (23)       (242)
Accounts payable and accrued liabilities                      (278)        641
                                                          --------    --------
Net cash provided by (used in) operating activities
Continuing operations                                        4,174        (338)
Discontinued operations                                         --       3,286
                                                          --------    --------
Net cash provided by operating activities                    4,174       2,948
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate                                         --        (979)
Addition to property and equipment                         (85,240)     (1,500)
Proceeds from restricted deposit                            15,700          --
Distributions from unconsolidated affiliates                   409          --
Proceeds from swap transactions                              2,414          --
Proceeds from sale of subsidiary - Magic                     2,150          --
Proceeds from sale of gas properties and equipment             495          --
Proceeds from sale of other investment                       1,670          --
Purchase of marketable securities                             (763)     (1,373)
Proceeds from sale of marketable securities                  2,474       2,435
                                                          --------    --------
Net cash used in investing activities                      (60,691)     (1,417)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans - related parties                   34,356          --
Proceeds from long-term debt                                35,300          --
Repayment of loan                                           (2,500)       (501)
Repayment on bank loans, net                                   (82)       (154)
                                                          --------    --------
Net cash provided (used) by financial activities            67,074        (655)
                                                          --------    --------

Net increase (decrease) in cash and cash equivalents         2,209         876
Cash and cash equivalents-beginning of period                  573       1,249
                                                          --------    --------
Cash and cash equivalents-end period                      $  2,782    $  2,125
                                                          ========    ========
Supplemental cash flow information
  Interest paid                                           $    616    $    201
  Income taxes paid                                             --          --

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

As used in these financial statements, the terms "Company" and "Isramco" refer to Isramco, Inc. and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Certain re-classification of prior year amounts has been made to conform to current presentation.

On March 2, 2007, Isramco purchased certain oil and gas properties located in Texas and New Mexico from Five States Energy Company, LLC for an aggregate purchase price of $92 million. These financial statements reflect the assets acquired and operations related to those assets from the acquisition date through June 30, 2007.

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

NOTE 4 - TRANSACTION WITH FIVE STATES

On March 2, 2007, Isramco purchased certain oil and gas properties located in Texas and New Mexico from Five States Energy Company, LLC for an aggregate purchase price of $92 million. According to an engineering report prepared by an independent consulting company relating to the properties purchased, the estimated proved developed producing reserves are 1,447,161 net barrels of oil and 20,078,174 net MMCF's of natural gas and 1,305,705 net of liquid products.

To fund the purchase, we obtained loans from our parent Naphtha Israel Petroleum Corp. Ltd. (including through its wholly owned subsidiary IOC-Israel Oil Company
Ltd) in an aggregate principle amount of $42 million. In addition, we obtained a $7 million loan from J.O.E.L Jerusalem Oil Exploration Ltd, which is a related party, and a $35.3 million line of credit from Wells Fargo. (see Note 6) The balance of the purchase was funded with working capital.

The following table summarizes the preliminary estimated fair values of assets that Isramco acquired and the liabilities assumed in connection with the acquisition of the Five States properties:

(in thousands)
Oil and gas properties                                        $ 92,000
Asset retirement obligation                                     (1,292)
                                                              --------
Net asset acquired                                            $ 90,708
                                                              ========

The following unaudited pro forma information assumes the acquisition of the Five States properties occurred as of January 1, 2006 and 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

(in thousands, except for share data)                  AS
                                                    REPORTED       PRO FORMA
Six months ended June 30, 2007:
-------------------------------

Revenues                                            $ 10,337       $  16,019

Net loss                                                (568)         (1,689)

Loss per share - basic and diluted
    Continuing operations                           $  (0.21)      $   (0.62)
    Discontinued operations                               --              --
                                                    --------       ---------
    Total                                           $  (0.21)      $   (0.62)
                                                    ========       =========


Six months ended June 30, 2006:
-------------------------------

Revenues                                            $  3,284       $  14,730

Net income                                             1,460           1,500

Income (loss) per share - basic and diluted
    Continuing operations                           $   1.75       $    1.76
    Discontinued operations                            (1.21)          (1.21)
                                                    --------       ---------
    Total                                           $   0.54       $    0.55
                                                    ========       =========

Three months ended June 30, 2006:
---------------------------------

Revenues                                            $  1,708       $   7,274

Net income                                             1,066           1,002

Income per share - basic and diluted
    Continuing operations                           $   0.34       $    0.31
    Discontinued operations                             0.05            0.05
                                                    --------       ---------
    Total                                           $   0.39       $    0.36
                                                    ========       =========

NOTE 5 - DERIVATIVE CONTRACTS

Following the closing of Five States transaction (see Note 4), Isramco signed additional swap agreements with Wells Fargo Bank to secure its future oil and gas prices as follows:

Swap contracts to sell 398,918 barrels of crude oil during 46 months commencing March 2007 for a total consideration of $25.4 million. Swap contracts to sell 29,609,026 MMBTU of natural gas during 46 months commencing March 2007 for a total consideration of $29.6 million.

The following is our open swap contracts positions at June 30, 2007:

                                                      OIL
========================================================================================================
      MONTHLY           AVERAGE                           NUMBER             TOTAL
      QUANTITY          FUTURE                              OF             QUANTITY
      BARRELS            PRICE            YEAR            MONTHS            BARRELS       TOTAL AMOUNT
--------------------------------------------------------------------------------------------------------
       4,000           $ 62.90            2007               6               24,000        $ 1,509,600
       4,000             65.08            2008              12               48,000          3,123,960
       3,700             64.97            2009              12               44,400          2,884,680
       2,700             63.30            2010              12               32,400          2,050,920
       6,341             62.47            2007               6               38,046          2,376,734
       5,516             64.70            2008              12               66,192          4,282,622
       6,096             64.55            2009              12               73,152          4,721,962
       5,447             63.80            2010              12               65,364          4,170,223
       1,000             66.05            2007               6                6,000            396,300
       1,000             68.46            2008              12               12,000            821,520
                                                                       ---------------------------------
       Total                                                                409,554       $ 26,338,521
                                                                       =================================

                                                    GAS
========================================================================================================
      MONTHLY           AVERAGE                           NUMBER             TOTAL
      QUANTITY          FUTURE                              OF             QUANTITY
       MMBTU             PRICE            YEAR            MONTHS             MMBTU        TOTAL AMOUNT
--------------------------------------------------------------------------------------------------------
      101,107           $ 8.08            2007               6              607,002       $  4,901,826
      100,876             8.29            2008              12            1,210,512         10,036,598
      100,874             7.85            2009              12            1,210,488          9,496,392
       79,286             7.49            2010              12              951,432          7,126,226
       20,000             7.87            2007               6              120,000            943,800
       13,000             8.37            2008              12              156,000          1,304,940
                                                                       ---------------------------------
       Total                                                              4,255,434       $ 33,809,782
                                                                       =================================

Isramco recognized a loss of $3,597,000 for the six months ended June 30, 2007 and a gain of $593,000 for the six months ended June 30, 2006 related to the swap agreements.

NOTE 6 - DEBT

In connection with the acquisition of the Five States properties (see Note 4), we obtained the following financing:

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Loan Agreement"), Isramco obtained a loan from Naphtha, its parent company, in the aggregate principal amount of $18.5 million. The outstanding principal amount of the loan accrues interest at per annum rate equal to the London Inter-bank Offered Rate (LIBOR) plus 5.5%, not to exceed 11% per annum. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 26, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Isramco agreed to grant to Naphtha a security interest in certain specified properties held by Jay Petroleum, its wholly owned subsidiary. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence of certain specified events of default. Mr. Jackob Maimon, Isramco's president and director is a director of Naphtha and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of Naphtha.

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan from Naphtha, in the principal amount of $11.5 million, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty .The Second Loan is unsecured. The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement.

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Third Loan Agreement ") Isramco obtained a loan from Naphtha, in the principal amount of $12 million, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty. The Third Loan is unsecured. The other terms of the Third Loan Agreement are identical to the terms of the Loan Agreement.

Pursuant to a Loan Agreement dated as of February 26, 2007 Isramco obtained a loan from J.O.E.L Jerusalem Oil Exploration Ltd, a related party ("JOEL"), in the principal amount of $7 million, repayable at the end of 3 months. Interest accrues at a per annum rate of 5.36%. Mr. Jackob Maimon, Isramco's president and director is a director of JOEL and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of JOEL. On May 26, 2007, the maturity date this loan was extended until July 11, 2007. Pursuant to a loan agreement dated as of July 11, 2007, the maturity date on this loan was extended for an additional period of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal amount is repayable beginning at the end of third year in five equal installments. At any time Isramco can make prepayments without premium or penalty. The Loan is unsecured.

On March 2, 2007, Isramco Energy obtained a $35.3 million credit line from Wells Fargo Bank. Amounts outstanding under the credit line are payable by March 1, 2011. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%. Isramco is required to maintain several financial covenants in connection with this credit line. The borrowing base for the credit line is determined periodically by Wells Fargo Bank using engineering reports and other information provided by Isramco. In addition, Isramco is required to hedge 80% of expected future volumes for a period of four years. Amounts outstanding under the credit line are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Energy. Additionally, pursuant to an agreement between Sigma Energy Corporation ("Sigma"), an unrelated party that originated the transaction with Five States, Isramco and Isramco Energy, Isramco Energy paid to Sigma on March 2, 2007, the amount of $300,000 and after Payout (as defined in the agreement with Sigma), Isramco Energy will assign to Sigma a direct ownership interests equal to 3.75% of the interests acquired by Isramco Energy under the Five States Purchase and Sale Agreement. After June 30, 2007, the borrowing base with Wells Fargo Bank was reduced to $27 million due to lack of engineering reports. Isramco will pay back the $8.3 milion reduction in six monthly payments beginning July 1, 2007. Isramco expects to have engineering reports prepared for the bank as of November 1, 2007.

NOTE 7 - DISCONTINUED OPERATION

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

NOTE 8 - EARNINGS PER SHARE COMPUTATION

Basic and diluted net income/loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. Our weighted average number of outstanding share is the same for both calculating both basic and diluted earnings per share as we did not have any common stock equivalents outstanding during the period.

NOTE 9 - GEOGRAPHICAL SEGMENT INFORMATION

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

                                                       UNITED                    CONSOLIDATED
                                                       STATES        ISRAEL         TOTAL
                                                      --------      -------      ------------
Identifiable assets at June 30, 2007                  $ 97,615      $ 1,979       $  99,594
Cash and corporate assets                                                            34,682
                                                                                 ------------
Total Assets at June 30, 2007                                                       134,276
                                                                                 ============

Identifiable assets at December 31, 2006                10,583        1,954          12,537
Cash and corporate assets                                                            49,536
                                                                                 ------------
Total Assets at December 31, 2006                                                 $  62,073
                                                                                 ============

SIX MONTHS ENDED JUNE 30, 2007

Sales and other operating revenue                     $  8,151      $ 2,186       $  10,337
Operating expenses                                      (6,378)        (694)         (7,072)
                                                      --------      -------      ------------
Operating profit                                         1,773        1,492           3,265


Interest income                                                                         482
Interest expense                                                                     (3,177)
Gain on marketable securities and other investments                                   2,156
Loss from swap transactions                                                          (3,597)
Income Taxes                                                                            303
                                                                                 ------------
Net income                                                                        $    (568)
                                                                                 ============

SIX MONTHS ENDED JUNE 30, 2006

Sales and other operating revenue                     $  1,320      $ 1,964       $   3,284
Costs and operating expenses                            (1,531)        (431)         (1,962)
                                                      --------      -------      ------------
Operating profit                                          (211)       1,533           1,322

Interest income                                                                         296
Interest expense                                                                        (79)
Gain on marketable securities and other investments                                     812
Gain from swap transactions                                                             593
Net gain on legal settlement                                                          2,565
Income taxes                                                                           (763)
Discontinued operation                                                               (3,286)
                                                                                 ------------
Net income                                                                        $   1,460
                                                                                 ============

THREE MONTHS ENDED JUNE 30, 2007

Sales and other operating revenue                     $  6,206      $ 1,009       $   7,215
Costs and operating expenses                            (4,149)        (554)         (4,703)
                                                      --------      -------      ------------
Operating profit                                         2,057          455           2,512

Interest income                                                                          44
Interest expense                                                                     (2,143)
Gain on marketable securities and other investments                                   1,880
Loss from swap transactions                                                            (357)
Income Taxes                                                                           (738)
                                                                                 ------------
Net income                                                                        $   1,198
                                                                                 ============

THREE MONTHS ENDED JUNE 30, 2006

Sales and other operating revenue                     $    990      $   718       $   1,708
Costs and operating expenses                              (615)        (340)           (955)
                                                      --------      -------      ------------
Operating profit                                           375          378             753

Interest income                                                                          42
Interest expense                                                                        (27)
Gain on marketable securities                                                           527
Gain from swap transactions                                                              28
Income taxes                                                                           (407)
Discontinued operation                                                                  150
                                                                                 ------------
Net loss                                                                          $   1,066
                                                                                 ============

NOTE 10 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the three month period ended June 30, 2007 and 2006 was as follows:

                                             Three Months Ended      Six Months Ended
                                                   June 30               June 30
                                             ------------------    ------------------
                                               2007       2006       2007       2006
                                             -------    -------    -------    -------
Net income (loss)                            $ 1,198    $ 1,066    $  (568)   $ 1,460
Other comprehensive gain (loss):

  Available-for-sale securities                  837        (96)     1,141          8
  Foreign currency translation adjustments      (640)       415       (140)       311
                                             -------    -------    -------    -------
Comprehensive income                         $ 1,395    $ 1,385    $   433    $ 1,779
                                             =======    =======    =======    =======

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

On March 2, 2007, Isramco purchased certain oil and gas properties located in Texas and New Mexico from Five States Energy Company, LLC (the "Five States Acquisition") for an aggregate purchase price of $92 million. These financial statements reflect the assets acquired and operations related to those assets from the acquisition date through June 30, 2007.

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

During the six months ended June 30, 2007, our consolidated cash and cash equivalents increased by $2,209,000 from $573,000 at December 31, 2006 to $2,782,000 at June 30, 2007. Our restricted cash decreased from $17,000,000 to $1,300,000 during the same period. The decrease in our restricted cash is primarily attributable to the use of cash reserves related to the Five States Acquisition, which was completed in March 2007, our participation in the drilling of several gas wells to the Barnett formation in North Texas and repayment of loans that were received to finance the oil and gas acquisition.

Net cash provided by operating activities was $4,174,000 for the six months ended June 31, 2007 compared to $2,948,000 for the same period in 2006. The increase is primarily due to operational cash flows from the properties acquired in the Five States Acquisition.

Net cash used in investing activities for the six-month period ended June 30, 2007 was $60,691,000 compared to $1,417,000 for the same period in 2006. The cash used in 2007 period was use is primarily attributable to the Five States Acquisition, which amounted to $85,204,000, offset by proceeds from a restricted deposit and the sale or settlement of various investments.

Net cash provided by financing activities was $67,074 for the six months ended June 31, 2007 compared to net cash used in financing activities of $655 for the same period in 2006. Our financing activities in 2007 primarily relate to borrowings in connection with the Five States Acquisition.

The Company believes that existing cash balances and cash flows from operating activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

RESULTS OF OPERATIONS

SUMMARY OF EXPLORATION EFFORTS IN THE UNITED STATES

The Company, through its wholly-owned subsidiaries, Isramco Energy LLC ("Isramco Energy"), Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management"), is involved in oil and gas production in the United States. Jay Petroleum owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming. Jay Management acts as the operator of certain of the producing oil and gas interests owned or acquired by Jay Petroleum.

During the six months ended June 30, 2007, we continued to invest in drilling activities in the Barnett Shale in North Central Texas (Parker County) in which we hold a 15% working interests. To date, 22 gas wells have been drilled of which 11 wells have been completed for production and the remainder are in various stages of completion.

The following table provides additional information regarding our oil and gas activities:

                                         Three Months            Six Months
Oil and Gas Revenues                    ended June 30,          ended June 30,
(in thousands)                         -----------------      -----------------
                                        2007      2006         2007      2006
                                       ------    -------      ------    -------
Oil Volume Sold (Bbl)                      31        3.6        47.7        7.1

Gas Volume Sold (MCF)                     413         51         599        112

Oil Sales                              $1,919    $   218      $2,773    $   427

Gas Sales                               2,889        291       3,973        740

Plant Products                            679         33         905         39

Average Unit Price

Oil ($/Bbl) *                          $61.90    $ 60.56      $58.13    $ 60.14

Gas ($/MCF) **                           7.00       5.71        6.63       6.61


    * Bbl - Stock Market Barrel Equivalent to 42 U.S. Gallons
   ** MCF - 1,000 Cubic Feet


SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006:

We reported a net loss of $568,000 or ($0.21) per share for the six-month period ended June 30, 2007 compared to net income of $1,460,000 or $0.54 per share for the same period in 2006. The loss recoded during the six months ended June 30, 2007 as compared to the income recorded for the same period in 2006 is primarily attributable to an aggregate $12,266,000 increase in interest expense, lease operating expense, depreciation, depletion, amortization and impairment, and a loss on swap transactions. This was partially offset by a $7,053,000 increase in revenues. In addition, we recorded $3,286,000 in loss from discontinued operations in 2006 that did not exist in 2007.

OIL & GAS REVENUES - During the 2007 period, we recorded $7,651,000 in oil and gas revenues compared to $1,206,000 in 2006. This increase is primarily due to the Five States Acquisition, partially offset by a decline in production from our older oil and gas properties and a shutdown of certain production in one of our fields due to unanticipated pipeline maintenance.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES - During the 2007 period, we recorded $2,981,000 in lease operating expenses and severance taxes compared to $400,000 in 2006. This increase is primarily due to the Five States Acquisition.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT - Depreciation depletion and amortization expenses are connected to the producing wells in the United States. During the 2007 period, we recorded $2,685,000 in depreciation, depletion, amortization and impairment compared to $288,000 in 2006. This increase is primarily due to the Five States Acquisition.

GENERAL AND ADMINISTRATIVE - During the 2007 period, we recorded $1,327,000 in general and administrative compared to $772,000 in 2006. This increase is primarily due to increased salaries.

INTEREST INCOME - During the 2007 period, we recorded $482,000 in interest income compared to $296,000 in 2006. This increase is primarily due a restricted cash deposit invested during the first part of the year.

GAIN ON SALE OF INVESTMENT - In April 2007, IsramTec Inc. a wholly owned subsidiary of the Company, sold part of its equity interests in a high-tech company, for aggregate consideration of approximately $1.7 million (net of commission). As a result of the transaction, the Company recorded a one-time non-recurring net gain of $1.65 million.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES - During the 2007 period, we recorded $2,269,000 in equity in earnings of unconsolidated affiliates compared to $1,663,000 in 2006. The net income is primarily attributable to the gain of marketable securities held by the limited partnerships Isramco Negev 2 and I.O.C. Dead Sea LP, affiliates of the Company.

NET GAIN ON LEGAL SETTLEMENTS - Net Gain on Legal Settlements in 2006 Period is attributable to the receipt of approximately $3,050,000 million from the settlement by the Company in February 2006 of certain lawsuits that it initiated. According to the agreements with the defendants settling these lawsuits, the Company recorded a net gain of $2,565,000.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006:

We reported a net income of $1,198,000 or $0.44 per share for the three months period ended June 30, 2007 compared to $1,066,000 or $0.39 per share for the same period in 2006. The increase in net income is primarily attributable to a $5,507,000 increase in revenue and a $1,647,000 realized gain of sale of investment, partially offset by an aggregate $6,212,000 increase in interest expense, lease operating expense, depreciation, depletion, amortization and impairment, and a loss on swap transactions.

OIL & GAS REVENUES - During the 2007 period, we recorded $5,487,000 in oil and gas revenues compared to $542,000 in 2006. This increase is primarily due to the Five States Acquisition, partially offset by a decline in production from our older oil and gas properties and a shutdown of certain production in one of our fields due to unanticipated pipeline maintenance.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES - During the 2007 period, we recorded $2,183,000 in lease operating expenses and severance taxes compared to $179,000 in 2006. This increase is primarily due to the Five States Acquisition.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT - Depreciation depletion and amortization expenses are connected to the producing wells in the United States. During the 2007 period, we recorded $1,794,000 in Depreciation, depletion, amortization and impairment compared to $87,000 in 2006. This increase is primarily due to the Five States Acquisition.

GENERAL AND ADMINISTRATIVE - During the 2007 period, we recorded $688,000 in general and administrative compared to $363,000 in 2006. This increase is primarily due to increased salaries.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES - During the 2007 period, we recorded $1,506,000 in equity in earnings of unconsolidated affiliates compared to $958,000 in 2006. The net income is primarily attributable to the gain of marketable securities held by the limited partnerships Isramco Negev 2 and I.O.C. Dead Sea LP, affiliates of the Company.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (and our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based of the foregoing, our Chief Executive Officer (and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

         None


ITEM 3. DEFAULT UPON SENIOR SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 27, 2007. The following matters were voted on: (1) Election of Directors and (2) Appointment of Auditors. The vote tally was as follows:

     (1) Proposal to Elect Directors to Serve until the 2008 Annual Meeting of Stockholders.

     (2)
                                                  FOR            WITHHOLD
                                              -----------       -----------
                  Haim Tsuff                    2,053,227             2,943

                  Jackob Maimon                 2,053,227             2,943

                  Max Pridgeon                  2,053,822             2,343

                  Donald D. Lovell              2,053,827             2,343

                  Frans Sluiter                 2,053,742             2,428


2) Proposal to ratify the appointment of Malone & Bailey, PC as the Company's auditors for the year ending December 31, 2007.


 FOR                AGAINST          ABSTAIN                    BROKER NON VOTES
--------------------------------------------------------------------------------
2,052,964            1,905            1,299                           ---

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

                                                ISRAMCO, INC.


DATE: AUGUST 20, 2007                           BY /S/ HAIM TSUFF
                                                --------------------------------
                                                CHAIRMAN OF THE BOARD,
                                                CHIEF EXECUTIVE
                                                AND PRINCIPAL
                                                FINANCIAL AND ACCOUNTING OFFICER