Form 10-Q/A
period 2007-06-30
ISRAMCO INC
filed 2007-08-24
CIK 719209

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

                                EXPLANATORY NOTE

Isramco, Inc. is filing this Amendment No. 1 to our Form 10-Q for the quarterly period June 30, 2007 to correct certain typographical errors on our Consolidated Balance Sheet. For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety as amended by and to reflect the following changes to the Consolidate Balance Sheet as of June 30, 2007 (in thousands): (1) Asset retirement obligations, which were reported as $4,081, are revised to $1,708; (2) Deferred income taxes, which were reported as $84,145, are revised to $4,081 and Total long-term liabilities, which were reported as $83,708, are revised to $84,145. These errors resulted when numerical changes to a prior draft were reflected one line up from the intended destination. In addition, this Amendment No. 1 to our Form 10-Q reflects the following changes to the Consolidated Statement of Cash Flows for the six month period ended June 30, 2007: Net cash provided by (used in) operating activities - continuing operations and net cash provided by operating activities, which were reported as $4,174, are revised to $(4,174); and for the six months ended June 30, 2006: (1) Prepaid expenses and other current assets, which were reported as $(242), are revised to $242; (2) accounts payable and accrued liabilities, which were reported as $641, are revised to $691; (3) net cash provided by (used in) operating activities - continued operations, which was reported as $(228), is revised to $2,998; and (4) net cash provided by (used in) operating activities - discontinued operations, which was reported as $3,286, is revised to $(50). Except as revised to reflect the typographical errors specifically described above, no other changes are made to the original Form 10-Q.

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


                                       II

                          ISRAMCO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except for share information)
                                   (Unaudited)

                                                               June 30,   December 31,
                                                                2007         2006
                                                              ---------   -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                     $   2,782    $     573
Restricted cash                                                   1,300       17,000
Marketable securities, at market                                  1,905        3,130
Accounts receivable                                               4,501          403
Prepaid expenses and other current assets                           152        5,057
Receivable - sale of subsidiary - Magic                              --        2,150
                                                              ---------    ---------
TOTAL CURRENT ASSETS                                             10,640       28,313
                                                              ---------    ---------

Property and equipment, net (successful efforts method
  for oil and gas properties)                                    99,594       12,537
Marketable securities, at market                                  6,900        5,759
Investment in affiliates                                         17,023       15,302
Other                                                               119          162
                                                              ---------    ---------
TOTAL ASSETS                                                  $ 134,276    $  62,073
                                                              =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                         $   5,188    $   5,214
Bank loans                                                        6,065          347
Derivative liability                                              4,040            -
Short term loan from related party                                    -       17,000
                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                        15,293       22,561
                                                              ---------    ---------

LONG-TERM LIABILITIES
Bank loan                                                        27,000           --
Long-term debt - related party                                   51,356           --
Asset retirement obligations                                      1,708          356
Deferred income taxes                                             4,081        4,412
                                                              ---------    ---------
TOTAL LONG-TERM LIABILITIES                                      84,145        4,768
                                                              ---------    ---------

TOTAL LIABILITIES                                                99,438       27,329
                                                              ---------    ---------

SHAREHOLDERS' EQUITY
Common stock $0.0l par value; authorized 7,500,000 shares;
  issued 2,746,958 shares; outstanding 2,717,691 shares              27           27
Additional paid-in capital                                       26,240       26,240
Retained earnings                                                 4,831        5,399
Accumulated other comprehensive income                            3,904        3,242
Treasury stock, 29,267 shares at cost                              (164)        (164)
                                                              ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                       34,838       34,744
                                                              ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 134,276    $  62,073
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
                                                          =========   =========   =========   =========

               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Month Ended June 30,
                                                        ------------------------
                                                            2007        2006
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $   (568)   $  1,460
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Discontinued operations                                         --       3,286
                                                          --------    --------
Income (loss) from continuing operations                      (568)      4,746

Depreciation, depletion amortization and impairment          2,685         288
Accretion expense                                               44          37
Unrealized gain on marketable securities                      (509)       (812)
(Gain) Loss on derivative contracts                          3,597        (593)
Equity in earnings of unconsolidated affiliates             (2,269)     (1,663)
Deferred taxes                                              (1,108)         --
Realized gain on sale of investment                         (1,647)         --
Changes in assets and liabilities:
Accounts receivable                                         (4,098)         62
Prepaid expenses and other current assets                      (23)        242
Accounts payable and accrued liabilities                      (278)        691
                                                          --------    --------
Net cash provided by (used in) operating activities
Continuing operations                                       (4,174)      2,998
Discontinued operations                                         --         (50)
                                                          --------    --------
Net cash provided by operating activities                   (4,174)      2,948
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate                                         --        (979)
Addition to property and equipment                         (85,240)     (1,500)
Proceeds from restricted deposit                            15,700          --
Distributions from unconsolidated affiliates                   409          --
Proceeds from swap transactions                              2,414          --
Proceeds from sale of subsidiary - Magic                     2,150          --
Proceeds from sale of gas properties and equipment             495          --
Proceeds from sale of other investment                       1,670          --
Purchase of marketable securities                             (763)     (1,373)
Proceeds from sale of marketable securities                  2,474       2,435
                                                          --------    --------
Net cash used in investing activities                      (60,691)     (1,417)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans - related parties                   34,356          --
Proceeds from long-term debt                                35,300          --
Repayment of loan                                           (2,500)       (501)
Repayment on bank loans, net                                   (82)       (154)
                                                          --------    --------
Net cash provided (used) by financial activities            67,074        (655)
                                                          --------    --------

Net increase (decrease) in cash and cash equivalents         2,209         876
Cash and cash equivalents-beginning of period                  573       1,249
                                                          --------    --------
Cash and cash equivalents-end period                      $  2,782    $  2,125
                                                          ========    ========
Supplemental cash flow information
  Interest paid                                           $    616    $    201
  Income taxes paid                                             --          --

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