Form 10-Q/A
period 2007-06-30
ISRAMCO INC
filed 2007-08-27
CIK 719209

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 2)

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

                                                ISRAMCO, INC.


DATE: AUGUST 27, 2007                           BY /S/ HAIM TSUFF
                                                --------------------------------
                                                CHAIRMAN OF THE BOARD,
                                                CHIEF EXECUTIVE
                                                AND PRINCIPAL
                                                FINANCIAL AND ACCOUNTING OFFICER