Form 10-Q
period 2007-09-30
ISRAMCO INC
filed 2007-11-14
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


CHECK ONE

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

                                       or

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


                      4801 Woodway Drive, HOUSTON, TX 77056
                    (Address of Principal Executive Offices)

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

The number of shares outstanding of the registrant's Common Stock as November 14, 2007 was 2,717,691.

INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2007 and
         December 31, 2006                                                   1

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2007 and 2006                            2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2007 and 2006                                         3

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's discussion and analysis of Financial Condition and
         Results of Operations                                              11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         14

Item 4.  Controls and Procedures                                            14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 1A. Risk Factors                                                       16

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of
         Equity Securities                                                  16

Item 3.  Defaults upon senior securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  17

Item 6.  Exhibits                                                           17

         Signatures                                                         18



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


                                       II



                             ISRAMCO INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share information)
                                      (Unaudited)

                                                           September 30, December 31,
                                                                2007         2006
                                                             ---------    ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                    $   2,072    $     573
Restricted and designated cash                                   1,501       17,000
Marketable securities, at market                                 1,323        3,130
Accounts receivable                                              3,835          403
Prepaid expenses and other current assets                        1,923        3,087
Derivative asset                                                    --        1,970
Receivable - sale of subsidiary - Magic                             --        2,150
                                                             ---------    ---------
TOTAL CURRENT ASSETS                                            10,654       28,313
                                                             ---------    ---------

Property and equipment, net (successful efforts method
  for oil and gas properties)                                   99,103       12,537
Marketable securities, at market                                 6,745        5,759
Investment in affiliates                                        17,365       15,302
Other                                                              117          162
                                                             ---------    ---------
TOTAL ASSETS                                                 $ 133,984    $  62,073
                                                             =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                        $   5,292    $   5,214
Current maturities of long-term debt and short-term debt         6,385          347
Derivative liability                                               831           --
Short term loan from related party                                  --       17,000
                                                             ---------    ---------
TOTAL CURRENT LIABILITIES                                       12,508       22,561
                                                             ---------    ---------

LONG-TERM LIABILITIES
Long-term debt                                                  25,700           --
Long-term debt - related party                                  52,526           --
Asset retirement obligations                                     1,554          356
Derivative liability - non-current                               2,962           --
Deferred income taxes                                            3,977        4,412
                                                             ---------    ---------
TOTAL LONG-TERM LIABILITIES                                     86,719        4,768
                                                             ---------    ---------

TOTAL LIABILITIES                                               99,227       27,329
                                                             ---------    ---------

SHAREHOLDERS' EQUITY
Common stock $0.0l par value; authorized 7,500,000 shares;
  issued 2,746,958 shares; outstanding 2,717,691 shares             27           27
Additional paid-in capital                                      26,240       26,240
Retained earnings                                                4,184        5,399
Accumulated other comprehensive income                           4,470        3,242
Treasury stock, 29,267 shares at cost                             (164)        (164)
                                                             ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                      34,757       34,744
                                                             ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 133,984    $  62,073
                                                             =========    =========


See notes to the consolidated financial statements.


                                           1


                                            ISRAMCO INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except for share information)
                                                     (Unaudited)


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                           --------------------------    --------------------------
                                                               2007           2006           2007           2006
                                                           -----------    -----------    -----------    -----------
REVENUES:
    Oil and gas sales                                      $     5,877    $       599    $    13,528    $     1,804
    Operator fees from related party                               (16)            26             19             61
    Office services to affiliate and other                         165            189            547            569
    Equity in earnings of unconsolidated affiliates               (671)           267          1,598          1,930
                                                           -----------    -----------    -----------    -----------
Total revenues                                                   5,355          1,081         15,692          4,364

OPERATING EXPENSES:
    Lease operating expense and severance tax                    2,207            499          5,188            898
    Depreciation, depletion, amortization and impairment         1,699              8          4,384            295
    Accretion expense                                               38             15             82             52
    Exploration costs                                              286             35            321            125
    Operator expense                                                --            178             --            554
    General and administrative                                     739            293          2,066          1,075
                                                           -----------    -----------    -----------    -----------
Total operating expenses                                         4,969          1,028         12,041          2,999
                                                           -----------    -----------    -----------    -----------
Operating income                                                   386             53          3,651          1,365

OTHER INCOME AND (EXPENSE):
    Interest income                                                 51             73            533            370
    Unrealized gain (loss) on marketable securities               (280)            73            229            885
    Realized gain on sale of investment and capital gain             6             --          1,653             --
    Interest expense                                            (1,847)            (3)        (5,024)           (78)
    Gain (loss) from swap transactions, net                        678             16         (2,919)           609
    Net gain on legal settlement and other                          36             --             36          2,565
                                                           -----------    -----------    -----------    -----------
Total other income and (expense)                                (1,356)           159         (5,492)         4,351

                                                           -----------    -----------    -----------    -----------
Income (loss) before income taxes                                 (970)           212         (1,841)         5,716
Income taxes benefit (expense)                                     323           (101)           626           (959)
                                                           -----------    -----------    -----------    -----------
Income (loss) from continuing operations                          (647)           111         (1,215)         4,757
Income (loss) from discontinued operation, net of tax               --            471             --         (2,715)
                                                           -----------    -----------    -----------    -----------
Net income (loss)                                          $      (647)   $       582    $    (1,215)   $     2,042
                                                           ===========    ===========    ===========    ===========

Basic and diluted income (loss) per share:
    Continuing operations                                  $     (0.24)   $      0.04    $     (0.45)   $      1.75
    Discontinued operations                                         --           0.17             --          (1.00)
                                                           -----------    -----------    -----------    -----------
    Net income (loss)                                      $     (0.24)   $      0.21    $     (0.45)   $      0.75
                                                           ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding - basic and diluted                            2,717,691      2,717,691      2,717,691      2,717,691
                                                           ===========    ===========    ===========    ===========

See notes to the consolidated financial statements

                                                          2

                         ISRAMCO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                  Nine Month Ended September 30,
                                                  ------------------------------
                                                         2007        2006
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $ (1,215)   $  2,042
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
Discontinued operations                                      --       2,715
                                                       --------    --------
Income (loss) from continuing operations                 (1,215)      4,757

Depreciation, depletion amortization and impairment       4,384         310
Accretion expense                                            82          52
Unrealized gain on marketable securities                   (333)       (367)
Unrealized (gain) loss on derivative contracts            5,740        (609)
Equity in earnings of unconsolidated affiliates          (1,189)       (676)
Deferred taxes                                           (1,069)        560
Realized gain on sale of investment and capital gain     (1,664)         --
Changes in components of working capital and
   other liabilities:
Accounts receivable                                      (3,432)        (95)
Prepaid expenses and other current assets                    95         (38)
Accounts payable and accrued liabilities                 (1,542)      2,245
Other liabilities                                           (35)         --
                                                       --------    --------
Net cash provided by (used in) operating activities
Continuing operations                                      (178)      6,139
Discontinued operations                                      --         348
                                                       --------    --------
Net cash provided by (used in) operating activities        (178)      6,487
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate                                      --      (1,197)
Addition to property and equipment, net                 (87,082)     (3,123)
Proceeds from restricted deposit                         15,499          --
Proceeds from sale of subsidiary - Magic                  2,150          --
Proceeds from sale of gas properties and equipment           36          --
Proceeds from sale of other investment                    1,670          --
Purchase of marketable securities                          (740)     (1,373)
Proceeds from sale of marketable securities               2,880       2,435
                                                       --------    --------
Continuing operations                                   (65,587)     (3,258)
Discontinued operations                                      --          (8)
                                                       --------    --------
Net cash used in investing activities                   (65,587)     (3,266)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans - related parties                35,526          --
Proceeds from long-term debt                             35,300          --
Repayment of loan                                        (5,533)       (120)
Repayment on bank loans, net                              1,971          --
                                                       --------    --------
Continuing operations                                    67,264        (120)
Discontinued operations                                      --        (720)
                                                       --------    --------
Net cash provided by (used in) financial activities      67,264        (840)
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents      1,499       2,381
Cash and cash equivalents-beginning of period               573       1,249
                                                       --------    --------
Cash and cash equivalents-end period                   $  2,072    $  3,630
                                                       ========    ========
Supplemental cash flow information
  Interest paid                                        $  1,377    $    275
  Income taxes paid                                          --          --

Non-cash disclosures
  Property and equipment included in accounts payable  $  1,369          --


               See notes to the consolidated financial statements

                          ISRAMCO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

As used in these financial statements, the terms "Company" and "Isramco" refer to Isramco, Inc. and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Certain re-classification of prior year amounts has been made to conform to current presentation.

On March 2, 2007 (the "Acquisition Date"), Isramco purchased certain oil and gas properties located in Texas and New Mexico from Five States Energy Company, LLC for an aggregate preliminary purchase price of $92 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 2, 2007, the effective dated of the purchase was determined to be October 1, 2006 (the "Effective Date"). Accordingly, the Company is entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This will result in an adjustment to the preliminary purchase price. These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through September 30, 2007.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

NOTE 4 - OIL AND GAS PROPERTIES

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

NOTE 5 - TRANSACTION WITH FIVE STATES

On March 2, 2007, Isramco purchased certain oil and gas properties located in Texas and New Mexico from Five States Energy Company, LLC for an aggregate preliminary purchase price of $92 million (in addition see Note 1).
According to an engineering report prepared by an independent consulting company relating to the properties purchased, the estimated proved developed producing reserves are 1,447,161 net barrels of oil and 20,078,174 net
MMCF's of natural gas and 1,305,705 net of liquid products.

To fund the purchase, we obtained loans from our parent Naphtha Israel Petroleum Corp. Ltd. (including through its wholly owned subsidiary IOC-Israel Oil Company
Ltd) in an aggregate principle amount of $42 million. In addition, we obtained a $7 million loan from J.O.E.L Jerusalem Oil Exploration Ltd, which is a related party, and a $35.3 million line of credit from Wells Fargo. (see Note 7) The balance of the purchase was funded from working capital.

The following table summarizes the preliminary estimated fair values of assets that Isramco acquired and the liabilities assumed in connection with the acquisition of the Five States properties:

(in thousands)
Oil and gas properties (after adjustments)                    $ 86,309
Asset retirement obligation                                     (1,166)
                                                              --------
Net asset acquired                                            $ 85,143
                                                              ========


The following unaudited pro forma information assumes the acquisition of the Five States properties occurred as of January 1, 2006.
The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

(in thousands, except for share data)                  AS
                                                    REPORTED       PRO FORMA
Nine months ended September 30, 2007:
-------------------------------------

Revenues                                            $ 15,692       $  19,063

Net income (loss)                                     (1,215)            820

Loss per share - basic and diluted
    Continuing operations                           $  (0.45)      $    0.30
    Discontinued operations                               --              --
                                                    --------       ---------
    Total                                           $  (0.45)      $    0.30
                                                    ========       =========


Nine months ended September 30, 2006:
-------------------------------------

Revenues                                            $  4,364       $  21,660

Net income                                             2,042           1,813

Income (loss) per share - basic and diluted
    Continuing operations                           $   1.75       $    1.66
    Discontinued operations                            (1.00)          (1.00)
                                                    --------       ---------
    Total                                           $   0.75       $    0.66
                                                    ========       =========

Three months ended September 30, 2006:
--------------------------------------

Revenues                                            $  1,081       $   6,932

Net income                                               582             743

Income per share - basic and diluted
    Continuing operations                           $   0.04       $    0.06
    Discontinued operations                             0.17            0.21
                                                    --------       ---------
    Total                                           $   0.21       $    0.27
                                                    ========       =========

NOTE 6 - DERIVATIVE CONTRACTS

Following the closing of Five States transaction (see Note 5), Isramco signed swap agreements with Wells Fargo Bank to secure its future oil and gas prices as follows:

Swap contracts to sell 398,918 barrels of crude oil during 46 months commencing March 2007 for a total consideration of $25.4 million. Swap contracts to sell 29,609,026 MMBTU of natural gas during 46 months commencing March 2007 for a total consideration of $29.6 million.

The following is the Company's open swap contracts positions at September 30, 2007:


                                      OIL
==============================================================================
 MONTHLY     AVERAGE                NUMBER         TOTAL
 QUANTITY    FUTURE                   OF         QUANTITY
 BARRELS      PRICE       YEAR      MONTHS        BARRELS       TOTAL AMOUNT
------------------------------------------------------------------------------

  4,000     $ 62.90       2007         3           12,000        $   754,800
  4,000       65.08       2008        12           48,000          3,123,960
  3,700       64.97       2009        12           44,400          2,884,680
  2,700       63.30       2010        12           32,400          2,050,920
  6,341       62.47       2007         3           19,023          1,188,367
  5,516       64.70       2008        12           66,192          4,282,622
  6,096       64.55       2009        12           73,152          4,721,962
  5,447       63.80       2010        12           65,364          4,170,223
  1,000       66.05       2007         3            3,000            198,150
  1,000       68.46       2008        12           12,000            821,520
                                             ---------------------------------
  Total                                           375,531       $ 24,197,204
                                             =================================


                                       GAS
 =============================================================================
 MONTHLY     AVERAGE                NUMBER         TOTAL
 QUANTITY    FUTURE                   OF         QUANTITY
  MMBTU       PRICE       YEAR      MONTHS         MMBTU        TOTAL AMOUNT
 -----------------------------------------------------------------------------

 101,167     $ 8.08       2007         3          303,501       $  2,450,913
 100,876       8.29       2008        12        1,210,512         10,036,598
 100,874       7.85       2009        12        1,210,488          9,496,392
  79,286       7.49       2010        12          951,432          7,126,226
  20,000       7.87       2007         3           60,000            471,900
  13,000       8.37       2008        12          156,000          1,304,940
                                              --------------------------------
  Total                                         3,891,933       $ 30,886,969
                                              ================================

Isramco recognized a loss of $2,919,000 for the nine months ended September 30, 2007 and a gain of $609,000 for the nine months ended September 30, 2006 related to the swap agreements.

NOTE 7 - DEBT

In connection with the acquisition of the Five States properties (see Note 5), we obtained the following financing:

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

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan from Naphtha, in the principal amount of $11.5 million, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty. The Second Loan is unsecured. The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement.

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

On March 2, 2007, Isramco Energy obtained a $35.3 million credit line from Wells Fargo Bank. Amounts outstanding under the credit line are payable by March 1, 2011. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%. Isramco is required to maintain several financial covenants in connection with this credit line. The borrowing base for the credit line is determined periodically by Wells Fargo Bank using engineering reports and other information provided by Isramco. In addition, Isramco is required to hedge 80% of expected future volumes for a period of four years. Amounts outstanding under the credit line are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Energy. Additionally, pursuant to an agreement between Sigma Energy Corporation ("Sigma"), an unrelated party that originated the transaction with Five States, Isramco and Isramco Energy, Isramco Energy paid to Sigma on March 2, 2007, the amount of $300,000 and after Payout (as defined in the agreement with Sigma), Isramco Energy will assign to Sigma a direct ownership interests equal to 3.75% of the interests acquired by Isramco Energy under the Five States Purchase and Sale Agreement. During the period, the borrowing base with Wells Fargo Bank was reduced to $27 million due to lack of engineering reports. Isramco will pay back the $8.3 milion reduction in six monthly payments beginning July 1, 2007. As of September 30, 2007 Isramco paid down approximately $5.8 million. On 30 October, 2007 Isramco provided the bank an engineering report as required on the Credit agreement. Based on this report the bank will determine the new borrowing base.

NOTE 8 - DISCONTINUED OPERATION

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

NOTE 9 - EARNINGS PER SHARE COMPUTATION

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

NOTE 10 - GEOGRAPHICAL SEGMENT INFORMATION

Isramco's operations for 2007 involve one industry segment - the exploration, development production and transportation of oil and natural gas. Prior to 2007 Isramco operated in two operating segment - oil and gas activities and holding and leasing its cruise line vessel. Its current oil and gas activities are concentrated in the United States and Israel. Operating outside the United States subjects the company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of and governmental royalties, renegotiation of contracts with governmental royalties, renegotiation of contracts with government entities and change in laws and policies governing operations of foreign-based companies.

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


UNITED                    CONSOLIDATED
                                                STATES      ISRAEL      TOTAL
                                               ---------   ---------  ---------

Identifiable assets at September 30, 2007      $  97,093   $   1,977  $  99,070
Cash and corporate assets                                                34,914
                                                                      ---------
Total Assets at September 30, 2007                                      133,984
                                                                      =========

Identifiable assets at December 31, 2006          10,583       1,954     12,537
Cash and corporate assets                                                49,536
                                                                      ---------
Total Assets at December 31, 2006                                     $  62,073
                                                                      =========

NINE MONTHS ENDED SEPTEMBER 30, 2007

Sales and other operating revenue              $  13,661   $   2,031  $  15,692
Operating expenses                               (11,089)       (952)   (12,041)
                                               ---------   ---------  ---------
Operating profit                                   2,572       1,079      3,651


Interest income                                                             533
Interest expense                                                         (5,024)
Gain on marketable securities and other investments                       1,882
Loss from swap transactions                                              (2,919)
Other                                                                        36
Income Taxes                                                                626
                                                                      ---------
Net income                                                            $  (1,215)
                                                                      =========

NINE MONTHS ENDED SEPTEMBER 30, 2006

Sales and other operating revenue              $ 1,915     $ 2,449    $ 4,364
Costs and operating expenses                    (1,928)     (1,071)    (2,999)
                                               -------     -------    -------
Operating profit                                   (13)      1,378      1,365

Interest income                                                           370
Interest expense                                                          (78)
Gain on marketable securities and other investments                       885
Gain from swap transactions                                               609
Net gain on legal settlement                                            2,565
Income taxes                                                             (959)
Discontinued operation                                                 (2,715)
                                                                      -------
Net income                                                            $ 2,042
                                                                      =======

THREE MONTHS ENDED SEPTEMBER 30, 2007

Sales and other operating revenue              $ 5,510     $  (155)   $ 5,355
Costs and operating expenses                    (4,711)       (258)    (4,969)
                                               -------     -------    -------
Operating profit                                   799        (413)       386

Interest income                                                            51
Interest expense                                                       (1,847)
Gain on marketable securities and other investments                      (274)
Loss from swap transactions                                               678
Other                                                                      36
Income Taxes                                                              323
                                                                      -------
Net loss                                                              $  (647)
                                                                      =======

THREE MONTHS ENDED SEPTEMBER 30, 2006

Sales and other operating revenue              $   596     $   485    $ 1,081
Costs and operating expenses                      (394)       (634)    (1,028)
                                               -------     -------    -------
Operating profit                                   202        (149)        53
Interest income                                                            73
Interest expense                                                           (3)
Gain on marketable securities                                              73
Gain from swap transactions                                                16
Income taxes                                                             (101)
Discontinued operation                                                    471
                                                                      -------
Net loss                                                              $   582
                                                                      =======


NOTE 11 - COMPREHENSIVE INCOME

Isramco's comprehensive income for the three and nine months period ended
September 30, 2007 and 2006 was as follows:


                                             Three Months Ended     Nine Months Ended
                                                 September 30          September 30
                                             ------------------    ------------------
                                               2007       2006       2007       2006
                                             -------    -------    -------    -------
Net income (loss)                            $  (647)   $   582    $(1,215)   $ 2,042
Other comprehensive gain (loss)

  Available-for-sale securities                 (135)       (96)       617          8
  Foreign currency translation adjustments       669        415        577        311
                                             -------    -------    -------    -------
Comprehensive income (loss)                  $  (113)   $   901    $   (21)   $ 2,361
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

On March 2, 2007 (the "Acquisition Date"), Isramco purchased certain oil and gas properties located in Texas and New Mexico from Five States Energy Company, LLC for an aggregate preliminary purchase price of $92 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 2, 2007, the effective dated of the purchase was determined to be October 1, 2006 (the "Effective Date"). Accordingly, the Company is entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This will result in an adjustment to the preliminary purchase price. These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through September 30, 2007.

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

During the nine months ended September 30, 2007, our consolidated cash and cash equivalents increased by $1,499,000 from $573,000 at December 31, 2006 to $2,072,000 at September 30, 2007. Our restricted and designated cash decreased from $17,000,000 to $1,501,000 during the same period. The decrease in our restricted cash is primarily attributable to the use of cash reserves related to the Five States Acquisition, which was completed in March 2007.

Net cash used by operating activities was $178,000 for the nine months ended September 30, 2007 compared to $6,487,000 provided by operating activities for the same period in 2006. The decrease is primarily due to operational cash flows from the properties acquired in the Five States Acquisition and from discontinued operations in 2006 that did not exist in 2007.

Net cash used in investing activities for the nine-month period ended September 30, 2007 was $65,587,000 compared to $3,266,000 for the same period in 2006. The cash used in 2007 period was use is primarily attributable to the Five States Acquisition, offset by proceeds from a restricted deposit and the sale or settlement of various investments.

Net cash provided by financing activities was $67,264,000 for the nine months ended September 30, 2007 compared to net cash used in financing activities of $840,000 for the same period in 2006. Our financing activities in 2007 primarily relate to borrowings in connection with the Five States Acquisition.

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

During the nine months ended September 30, 2007, we continued to invest in drilling activities in the Barnett Shale in North Central Texas (Parker County) in which we hold a 15% working interests. To date, 22 gas wells have been drilled of which 11 wells are currently producing 6 wells waiting for pipeline connection and the rest of the wells are in various stage of completion. As to September 30, 2007 we invested $8,765,727 in the project. In another acres in North Central Wise county Texas (2,700 acres), we have completed 3D data acquiescing and processing and currently we are interpreting the data. The major objective is the Barnett Shale. We intent to drill an horizontal well during the year 2008. We hold 50% working Interests in the acres. During the nine months period we have invested $272,267 in the projects of which $268,746 were expensed as incurred and was recorded as exploration cost.

SUMMARY OF EXPLORATION EFFORTS IN ISRAEL

Hof Permit

The Company was granted 100% working interes in "Hof permit" offshore Israel (the "Permit"), covering a total area of 98,800 acres. The Company processed and interpreted 2D seismic data. Based on the results, the Company intends to shoot high resolution 2D lines in the shallow water. The Company has reached an agreement with Isramco Negev 2.L.P, for the transfer of 30% working interests in the Permit in consideration for the payment of 37.5% share of the of the first $4 million of the operation costs and their working interest share of the remaining costs of the operations in the Permit.

The Company intends to transfer an additional 50% working interests in the Permit to third parties, under the same terms, after which the Company shall hold 20% working interests in the Permit and shall bear no operation costs up to the first $4 million, in the exploration costs. The Company will serve as the operator of the Permit.

Shimshon License

The Company was granted 100% working interests in Shimshon License offshore Israel (the "License"), in a total area 98,800 acres. Based on interpretations of 3D seismic Data, two prospects were identified.

The Company has reached an agreement with Isramco Negev 2.L.P, for the transfer of 79% working interests in the License in consideration for overriding royalties of 5%. The Company intends to transfer an additional 20% working interests to third parties under the same terms. The Company will serve as the operator of the License.

Michal&Matan Licenses.

The Company (through its limited partnership Isramco Negev 2) holds 28% working interest in two offshore licenses .The operator of the licenses is Noble Energy. The partners have approved a budget of $71 million to drill the "Tamar 1 "well to a total depth of 16,500 feet. Drilling is expected to begin during the first quarter of 2008

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006:

We reported a net loss of $1,215,000 or ($0.45) per share for the nine-month period ended September 30, 2007 compared to net income of $2,042,000 or $0.75 per share for the same period in 2006. The loss recorded during the nine months ended September 30, 2007 as compared to the income recorded for the same period in 2006 is primarily attributable to an aggregate $16,853,000 increase in interest expense, lease operating expense, depreciation, depletion, amortization and impairment, and a loss on swap transactions. This was partially offset by a $11,328,000 increase in revenues and from a one-time non-recurring net gain of $1.65 million. In addition, we recorded $2,715,000 in loss from discontinued operations in 2006 that did not exist in 2007.

OIL & GAS REVENUES - During the 2007 period, we recorded $13,528,000 in oil and gas revenues compared to $1,804,000 in 2006. This increase is primarily due to the Five States Acquisition, partially offset by a decline in production from our older oil and gas properties and a shutdown of certain production in one of our fields due to unanticipated pipeline maintenance.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES - During the 2007 period, we recorded $5,188,000 in lease operating expenses and severance taxes compared to $898,000 in 2006. This increase is primarily due to the Five States Acquisition.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT - Depreciation depletion and amortization expenses are connected to the producing wells in the United States. During the 2007 period, we recorded $4,384,000 in depreciation, depletion, amortization and impairment compared to $295,000 in 2006. This increase is primarily due to the Five States Acquisition.

GENERAL AND ADMINISTRATIVE - During the 2007 period, we recorded $2,066,000 in general and administrative compared to $1,074,000 in 2006. This increase is primarily due to the Five States Acquisition.

INTEREST INCOME - During the 2007 period, we recorded $533,000 in interest income compared to $370,000 in 2006. This increase is primarily due a restricted cash deposit invested during the first part of the year.

INTEREST EXPENSE - During the 2007 period, we recorded $5,024,000 in interest expense compared to $78,000 in 2006. This increase is primarily due to the increasing of our long - term loans related to the Five States Acquisition.

GAIN ON SALE OF INVESTMENT - In April 2007, IsramTec Inc. a wholly owned subsidiary of the Company, sold part of its equity interests in a high-tech company, for aggregate consideration of approximately $1.7 million (net of commission). As a result of the transaction, the Company recorded a one-time non-recurring net gain of $1.65 million.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES - During the 2007 period, we recorded $1,598,000 in equity in earnings of unconsolidated affiliates compared to $1,930,000 in 2006. The net income is primarily attributable to the gain of marketable securities held by the limited partnerships Isramco Negev 2 and I.O.C. Dead Sea LP, affiliates of the Company.

NET GAIN ON LEGAL SETTLEMENTS - Net Gain on Legal Settlements in 2006 Period is attributable to the receipt of approximately $3,050,000 million from the settlement by the Company in February 2006 of certain lawsuits that it initiated. According to the agreements with the defendants settling these lawsuits, the Company recorded a net gain of $2,565,000.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006:

We reported a net loss of $647,000 or $(0.24) per share for the three months period ended September 30, 2007 compared to net income of $582,000 or $0.21 per share for the same period in 2006. The decrease in net income is primarily attributable to a $5,278,000 increase in revenue from oil and gas sales, offset by an aggregate $5,243,000 increase in interest expense, lease operating expense, depreciation, depletion, and amortization and impairment. We recorded $471,000 in income from discontinued operations in 2006 that did not exist in 2007

OIL & GAS REVENUES - During the 2007 period, we recorded $5,877,000 in oil and gas revenues compared to $599,000 in 2006. This increase is primarily due to the Five States Acquisition, partially offset by a decline in production from our older oil and gas properties and a shutdown of certain production in one of our fields due to unanticipated pipeline maintenance.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES - During the 2007 period, we recorded $2,207,000 in lease operating expenses and severance taxes compared to $499,000 in 2006. This increase is primarily due to the Five States Acquisition.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT - Depreciation depletion and amortization expenses are connected to the producing wells in the United States. During the 2007 period, we recorded $1,699,000 in Depreciation, depletion, amortization and impairment compared to $8,000 in 2006. This increase is primarily due to the Five States Acquisition.

GENERAL AND ADMINISTRATIVE - During the 2007 period, we recorded $739,000 in general and administrative compared to $293,000 in 2006. This increase is primarily due to the five states acquisition.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES - During the 2007 period, we recorded $(671,000) in equity in earnings of unconsolidated affiliates compared to $267,000 in 2006. The net loss is primarily attributable to the loss of marketable securities held by the limited partnerships Isramco Negev 2 and I.O.C. Dead Sea LP, affiliates of the Company.

INTEREST EXPENSE - During the 2007 period, we recorded $1,847,000 in interest expense compared to $3,000 in 2006. This increase is primarily due to the increasing of our long - term loans related to the Five States Acquisition.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS

Exhibits

10.1 Employment Agreement dated as of September 1, 2007 between Isramco Inc. and Edy Francis

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.1 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1 Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 20023

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. .

                                  ISRAMCO, INC.


         DATE: November 14, 2007                     BY /S/ Haim Tsuff
                                                      -------------------------
                                                      Haim Tsuff,
                                                      CHIEF EXECUTIVE OFFICER


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


         DATE: November 14, 2007                     BY /S/ Edy Francis
                                                       ------------------------
                                                       Edy Francis,
                                                       CHIEF FINANCIAL OFFICER