Form 10-K
period 2007-12-31
ISRAMCO INC
filed 2008-03-31
CIK 719209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

MARK ONE:

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500

                                  ISRAMCO, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3145265
 (State or Other Jurisdiction                 (IRS Employer Identification No.)
      of Incorporation)


                4801 Woodway Drive Suite 100E Houston Texas 77056
                    (Address of Principal Executive Offices)

                                  713-621-3882
              (Registrant's Telephone Number, including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $0.01
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X ]

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [x]

As of March 31, 2008 there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2007, based on the last sale price of such equity reported on the Nasdaq market, was approximately $59.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for in Items 10, 11, 12 and 14 in Part III will be contained in the issuer's definitive proxy statement which the issuer intends to file within 120 days after the end of the Issuer's fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

                                  ISRAMCO, INC.
                          2007 FORM 10-K ANNUAL REPORT



                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.........................................

ITEM 2.  DESCRIPTION OF PROPERTY.........................................

ITEM 3.  LEGAL PROCEEDINGS...............................................

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........

ITEM 6.  SELECTED FINANCIAL DATA.........................................

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.....

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE............................................

ITEM 9A. CONTROLS AND PROCEDURES.........................................

ITEM 9B. OTHER INFORMATION...............................................

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................

ITEM 11. EXECUTIVE COMPENSATION..........................................

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     AND RELATED STOCKHOLDER MATTERS.....................................

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES............................

ITEM 15. EXHIBITS........................................................

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING EXPLORATION AND DRILLING PLANS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE GROWTH, FUTURE EXPLORATION, FUTURE GEOPHYSICAL AND GEOLOGICAL DATA, GENERATION OF ADDITIONAL PROPERTIES, RESERVES, NEW PROSPECTS AND DRILLING LOCATIONS, FUTURE CAPITAL EXPENDITURES, SUFFICIENCY OF WORKING CAPITAL, ABILITY TO RAISE ADDITIONAL CAPITAL, PROJECTED CASH FLOWS FROM OPERATIONS, OUTCOME OF ANY LEGAL PROCEEDINGS, DRILLING PLANS, THE NUMBER, TIMING OR RESULTS OF ANY WELLS, INTERPRETATION AND RESULTS OF SEISMIC SURVEYS OR SEISMIC DATA, FUTURE PRODUCTION OR RESERVES, LEASE OPTIONS OR RIGHTS, PARTICIPATION OF OPERATING PARTNERS, CONTINUED RECEIPT OF ROYALTIES, AND ANY OTHER STATEMENTS REGARDING FUTURE OPERATIONS, FINANCIAL RESULTS, OPPORTUNITIES, GROWTH, BUSINESS PLANS AND STRATEGY. BECAUSE FORWRD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Isramco, Inc., a Delaware corporation incorporated in 1982, together with its wholly-owned subsidiaries, Isramco Energy LLC ("IEN"), Jay Petroleum LLC ("Jay Petroleum") and Jay Management LLC ("Jay Management") (collectively "Isramco" or the "Company"), explores for, develops and produces natural gas and crude oil in the United States of America (United States), and in Israel. Isramco's principal producing and exploring areas are further described in "Exploration, development and production" below. Isramco 's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available, free of charge, through its website, as soon as reasonably practicable after such reports have been filed with the Securities and Exchange Commission (SEC).

At December 31, 2007, Isramco's total estimated net proved reserves were 50,353 million cubic feet equivalent (MMcfe), of which 25,352 million cubic feet (Mcf) were natural gas reserves, 2,003 thousand barrels (Bbl) were crude oil and 2,164 thousand barrels (Bbl) were natural gas liquids (see "Supplemental Information to Consolidated Financial Statements").

Isramco's business strategy is to maximize the rate of return on investment of capital by controlling operating and capital costs, acquiring of strategic Oil&Gas properties and improving the existing Oil & Gas properties. Over the course of 2007, Isramco has expanded its activities in the United States through the combination of strategic acquisitions and continued development of existing proved and unproved properties. An additional important goal for implementing the Isramco's business strategy is to maintain the lowest possible operating cost structure by among other things, serving as operator of a substantial portion of its oil and natural gas properties, among other things.

On December 31, 2007 the Company sold to I.O.C Israel Oil Company, a related party, the majority of the Company's Israeli based activities and assets currently conducted and managed by the Company's Israel branch office, including its share in Isramco Oil & Gas ,the general partner of Isramco Negev 2 LP ("Negev"). The decision was made in light of the Company's expanding oil and gas operations in the United States and management's decision that it is the Company's best interests to focus on the oil and gas operations in the United States and terminate activities in Israel which, prior to the sale transaction reported hereunder, comprised a relatively insignificant component of the Company's overall operations. See "Closure of the Israeli Branch office"

EXPLORATION, DEVELOPMENT AND PRODUCTION

UNITED STATES

Isramco, through its wholly-owned subsidiaries, IEN, Jay Petroleum and Jay Management is involved in oil and gas exploration, developing, production and operation of wells in the United States. Isramco owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming and, currently serves as operator of approximately 270 wells located in Texas and New Mexico. The following is a summary of significant developments during 2007 and certain 2008 plans.

During 2007, Jay Petroleum participated in the drilling and completion of two gas wells in Parker County, Texas and had a 15 percent working non-operated position in approximately 13,000 acres. The objective producing formation is the Barnett Shale. All the wells are directionally drilled to maximize gas recovery. The operator is XTO Energy, Inc. in Fort Worth, Texas. As of the date of the 10-K the Company has participated in drilling of 21 wells in the Barnett, 11 wells are producing, one well is shut in, 2 wells are on completion process and 7 wells are waiting for pipeline connection. The pipeline connection was initiated in late December 2006 and will be completed during the year 2008.

On October 19, 2006, Jay Petroleum and Delek Energy US Inc. ("Delek") each purchased a 50% working interest in 2,800 non producing Barnett Shale acreages in Wise County Texas from McCommons Oil Company. Jay Petroleum and Delek each paid $1.2 million for these rights. In addition, Jay Management LLC and Delek entered into a joint operating agreement as of October 19, 2006 for Jay Management to serve as operator of the acreages. A 3D seismic survey of the area has been carried and one exploratory well are currently planned and expected to be drilled during the year 2008 and, based on the results thereof, additional drillings will be considered.

TRANSACTION WITH FIVE STATES. On February 16, 2007, Isramco and Five States Energy Company, L.L.C. ("Five States") entered into a certain Purchase and Sale Agreement (the "Purchase Agreement"), pursuant to which

Isramco agreed to purchase from Five States, through IEN, certain oil and gas properties (including 650 oil and gas wells) located in Texas and New Mexico).

The closing of the transactions contemplated in the Purchase Agreement was completed on March 2, 2007 for an aggregate purchase price of $92 million (before adjustments). According to an engineering report prepared by an independent consulting company relating to the properties purchased under the Purchase Agreement, the estimated proved developed producing reserves are 1,447,161 net barrels of oil, 20,078,174 net MCF's of natural gas and 1,305,705 net barrels of natural gas liquids. Isramco funded $7.7 million of the Purchase Price from working capital and the balance from a combination of commercial bank loans and loans from related parties. (See "Financing" below. Additionally, pursuant to an agreement between Sigma Energy Corporation ("Sigma"), an unrelated party that originated the transaction with Five States, Isramco and IEN, IEN paid to Sigma on March 2, 2007, the amount of $300,000 and after Payout (as defined in the Agreement with Sigma), IEN undertook to assign to Sigma a direct ownership interests equal to 3.75% of the interests acquired by IEN under the Purchase Agreement

TRANSACTION WITH GFB LLC AND TRANS REPUBLIC RESOURCES LTD. On February 15, 2008, Jay Petroleum, entered into Purchase and Sale Agreements (the "Agreements") with GFB Acquisition - I, L.P. ("GFB") and Trans Republic Resources, Ltd. ("Trans Republic," and, together with GFB, the "Sellers") pursuant to which Jay Petroleum agreed to purchase the Sellers' interests in certain oil and gas properties located in Texas, New Mexico and Oklahoma for an aggregate purchase price of approximately $102 million. The transaction includes mainly operated oil and gas properties in approximately 40 fields (approximately 490 Leases) in East Texas, Texas Gulf Coast, Permian, Anadarko and San Juan Basins. Significant fields are the Alabama Ferry Field in East Texas, the Bagley Field in West Texas and New Mexico, and the Esperson Dome Field on the Texas Gulf Coast. Net daily production from the properties is approximately 600 Barrels of oil and 3.6 MMCF. Based on a third party Consulting firm that has performed a reserve report as of January 1, 2008, total net proved reserves are approximately 3.26 million barrels of oil and 18 BCF of natural gas. Contemporaneously with the execution of the Agreements, the Company paid to GFB a deposit of approximately $10 million (the "Deposit"). The final Purchase Price is subject to adjustment, as specified in the Purchase Agreement. The closing of the transaction was on March 27, 2008.

For funding the Oil and Gas Properties acquired from GFB LLC and Trans Republic Resources Ltd. (see Note 19) the Company obtained, during 2008, loans in the total principle amount of $102.9 million from commercial bank ($54 million) and from related parties ($48.9 million).

Contemporoneously with cosigning the agreement, the Company entered to swap agreements with the commercial bank to sell 605,016 barrels of crude oil during 48 months commencing April 1, 2008 and 3,433,348 MMBTU of natural gas during 48 months commencing April 1, 2008, which constitutes 74% out of the forecasted production for 2008-2011 and 18% out of the forecasted production for 2012.

The following pro forma information assumes the acquisition of the GFB and Trans Republic properties occurred as of January 1, 2007

--------------------------------------------------------------------------------
                                                            ISRAMCO INC COMBINED
December 31, 2007            ISRAMCO INC   GFB ACQUISITION        WITH GFB
--------------------------------------------------------------------------------

RESERVES
 PROVED (MMCFE)                 50,353            37,694            88,047
 Oil (BBls)                  2,003,081         3,258,447         5,261,528
 Plant Product (BBls)        2,163,661                 -         2,163,661
 Gas (Mcf)                  25,352,566        18,143,838        43,496,404

VOLUME
  Oil (BBls)                    96,793           220,487           317,280
  Plant Product (BBls)         100,534                 -           100,534
  Gas (Mcf)                  1,550,789         1,338,926         2,889,715
TOTAL PRODUCTION (MMCFE )        2,735             2,662             5,397
Daily production (MMfce/d)         7.5               7.3              14.8

ISRAEL

MED YAVNE LEASE. Based on the gas finds known as "Or 1" nd "Or South", a 30 years lease, which covers 53 square kilometers (approximately 13,100 acres) offshore Israel, was granted to the Company in June 2000 (hereinafter: the "Med Yavne Lease"). The operator of the Med Yavne Lease is BG International Limited, a member of the British Gas Group ("BG").

According to the operator's estimates, which are based on the results of the drillings in the Or 1, and a 3D seismic survey performed in the area of the lease, the recoverable gas reserves of Or 1 reserve are estimated at 37 billion cubic feet. In November 2002 and in January 2007 and January 2008, Isramco received an opinion from a consulting firm in the United States that performed a techno-economic examination for the development of the Or 1 reserve. The opinion indicates that, under certain assumptions, development of the reserve by connection to a nearby platform (at a distance of seven miles) and from there via an existing transportation pipeline to the coast, may be economically feasible. It is the intention of the partners in Med Yavne Lease to cooperate with independent third parties to jointly develop Or 1 reserve with their gas reserve.

Isramco's participation interest of the Med Yavne Lease is 0.4585%.

HOF LICENSES. On February 2008 the Petroleum Commissionaire has granted the company a license which covers 100,000 acres offshore Israel. According to the License terms the participants are required to drill one well in the license's area in a dates specified in the license. The Company has sold 40% working interests in the license in return to 10% carried working interests (up to investment of $4,000,000 in the license). Currently Isramco's participation interest of the Hof Licenses is 59% but it intends to sell additional 39% working interest in the same terms as mentioned above.

MED ASHDOD 2. On February 2008 the Petroleum Commissionaire granted the company a license that covers 100,000 acres offshore Israel. According to the License terms the participants are required to drill one well in the license's area in a dates specified in the license.

The table below sets forth the Working Interests of Isramco and all related and unrelated participants in the lease and licenses in Israel, the total acreage and the expiration dates of each of the licenses and the lease as of December 31, 2007.



                            TABLE OF WORKING INTEREST
                              (% INTEREST OF 100%)

NAME OF PARTICIPANT         MED YAVNE LEASE    MED ASHDOD 2 LICENSE       HOF
License

Isramco                        0.4584                  0.35             59.00(3)

Related parties

Isramco Negev 2, Limited       32.411                 21.05             30.00
Partnership

I.O.C.                          7.800                 7.800              1.00

I.N.O.C. Dead Sea                  --                  5.05              5.00
Limited Partnership

Naphtha                        1.8033                  1.80                --

Naphtha Explorations           2.2826                  1.85              5.00
Limited Partnership

JOEL                           2.8807                    --                --

Equital                        2.1639                    --                --

Unrelated parties              54.215                  62.1                --

Total                         100.000                100.00            100.00

Area (acres)                   13,100               100,000           100,000
Expiration Date (2)         6/10/2030             2/14/2011         2/14/2011

(1) All of the oil and gas assets are subject to a 12.5% Overriding Royalty due to the Government of Israel under the Petroleum Law.

(2) The expiration dates are subject to the fulfillment of applicable provisions of the Israel Petroleum Law and Regulations, and the conditions and work obligations of each of the above leases. the area.

(3) The Company intends to transfer 39% to third party.

OVERRIDING ROYALTIES. Isramco holds Overriding Royalties in certain oil and gas assets. Additionally, Isramco is entitled to receive from certain participant in the Med Yavne lease overriding royalties equal to 2% of each such participant's rights to any oil/gas produced within those leases. The table below sets forth the Overriding Royalties held by Isramco:

From the Limited Partnership, on the first 10% of the Limited Partnership's share of the following leases


                               Before Payout               After Payout

Med Yavne Lease (1)                 1%                         13%

Michal & Matan Licenses
from Isramco Negev 2, Limited Partnership                       5%


(1) A 30 year lease covering an area of approximately 13,100 acres (including the area of the gas discovery) was granted in June 2000.

FINANCING ACTIVITIES

TRANSACTION WITH FIVE STATES.

Isramco funded $7.7 million of the purchase price for the Five States transaction from working capital and the balance from a combination of commercial bank loans and loans from related parties. The loans are discussed below.

Isramco obtained loans in the total principle amount of $42 million from Naphtha Israel Petroleum Corp. Ltd., the parent company (including through its wholly owned subsidiary IOC-Israel Oil Company Ltd) ("Naphtha") with terms and conditions as below:

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Loan Agreement"), Isramco obtained $18.5 million. The outstanding principal amount of the loan accrues interest at per annum rate equal to the London Inter-bank Offered Rate (LIBOR) plus 5.5%, not to exceed 11% per annum. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 26, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Isramco agreed to grant to Naphtha a security interest in certain specified properties held by Jay Petroleum, its wholly owned subsidiary. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco's failure to secure the indebtedness as provided for in the agreement, pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco's material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco's failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco's insolvency or liquidation or a bankruptcy event or(v) Isramco's criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan. Mr. Jackob Maimon, Isramco's president and director is a director of Naphtha and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of Naphtha. The proceeds of $13.6 million from the selling of the branch's assets were used to repay part of loan (see "closure of the branch").

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan from Naphtha, in the principal amount of $11.5 million, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty .The Second Loan is not secured. The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement. Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Third Loan Agreement ") Isramco obtained a loan from Naphtha, in the principal amount of $12 million, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty. The Third Loan is not secured. The other terms of the Third Loan Agreement are identical to the terms of the Loan Agreement.

Pursuant to a Loan Agreement dated as of February 26, 2007 Isramco obtained a loan from J.O.E.L Jerusalem Oil Exploration Ltd, a related party ("JOEL"), in the principal amount of $7 million, repayable at the end of 3 months (that was extended until July 11, 2007). Interest accrues at a per annum rate of 5.36%. On July 2007 the Company and J.OEL reached an agreement to revise the period of the Loan to seven years and the interest rate to LIBOR plus 6%. Mr. Jackob Maimon, Isramco's president and director is a director of JOEL and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

Pursuant to a Credit Agreement, dated as of March 2, 2007 (the "Credit Agreement") between Isramco Energy and Wells Fargo Bank NA, as administrative agent, Isramco Energy obtained a $35.3 million credit line from Wells Fargo. Amounts outstanding under the credit line are payable by March 1, 2011. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%. An Event of Default under the Credit Agreement shall be deemed to have occurred in the event of any one or more of the following: (a) Isramco Energy shall default in the payment or prepayment when due of any principal of or interest on any loan, or any reimbursement obligation for a disbursement made under any letter of credit, or any fees or other amount payable by it under the Credit Agreement or any of the documents entered into in connection therewith (the "Credit Agreement Documents"); (b) Isramco Energy or any of its subsidiaries shall default in the payment when due of any principal of or interest on any of its other debt, or any event specified in any note, agreement, indenture or other document evidencing or relating to any such debt shall occur if the effect of such event is to cause, or (with the giving of any notice or the lapse of time or both) to permit the holder or holders of such debt (or a trustee or agent on behalf of such holder or holders) to cause, such debt to become due prior to its stated maturity; (c) Any representation, warranty or certification made or deemed made pursuant to the Credit Agreement or any other Credit Agreement Document, or any certificate furnished pursuant to the provisions thereof, shall prove to be have been false or misleading as of the time made or furnished in any material respect; (d) Isramco Energy shall (i) default in the performance of any of its obligations under the Credit Agreement (including the obligation to provide audited financial statements on an annual basis and the obligation to report any default, but excluding other affirmative covenants) or (ii) default in the performance of any of the affirmative covenants under the Credit Agreement (excluding the obligation to provide audited financial statements on an annual basis and the obligation to report any default) or in the performance of its obligations under any other Credit Agreement Document (other than payment obligations, which are governed by clause (a) above) and such default shall continue unremedied for a period of thirty (30) days after the earlier to occur of (A) Isramco Energy receiving notice thereof or (B) Isramco Energy otherwise becoming aware of such default; (e) Isramco or any of Isramco Energy's subsidiaries shall default in the performance of any of their respective obligations under the guaranty agreements entered into pursuant to the Credit Agreement (other than the payment of amounts due, which shall have no grace period) and such default shall continue unremedied for a period of thirty (30) days after the earlier to occur of (i) Isramco receiving notice thereof or (ii) Isramco, Isramco Energy or any of its subsidiaries otherwise becoming aware of such default; (f) Isramco Energy shall admit in writing its inability to, or begenerally unable to, pay its debts as such debts become due; (g) Isramco Energy shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or all or a substantial part of its property, (ii) make a general assignment for the benefit of creditors, (iii) commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, liquidation or composition or readjustment of debts,
(v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Federal Bankruptcy Code or (vi) take any corporate action for the purpose of effecting any of the foregoing; (h) A proceeding or case shall be commenced, without the application or consent of Isramco Energy, in any court of competent jurisdiction, seeking (i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of Isramco Energy or all or any substantial part of its assets, (iii) similar relief in respect of Isramco Energy under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstated and in effect, for a period of 60 days, or (iv) an order for relief against Isramco Energy shall be entered in an involuntary case under the federal bankruptcy code; (i) A judgment or judgments for the payment of money in excess of $100,000 in the aggregate shall be rendered by a court against Isramco Energy or any subsidiary and the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured by posting of a bond or otherwise, within thirty (30) days from the date of entry thereof and Isramco Energy or such subsidiary shall not, within said period of 30 days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal; (j) The Credit Agreement Documents after delivery thereof shall for any reason, except to the extent permitted by the terms thereof, cease to be in full force and effect and valid, binding and enforceable in accordance with their terms, or cease to create a valid and perfected lien of the priority required thereby on any of the collateral purported to be covered thereby, except to the extent permitted by the terms of the Credit Agreement, or Isramco, Isramco Energy or any of its subsidiaries shall so state in writing; (k) An event having a material adverse effect on Isramco Energy shall occur; (l) Isramco Energy discontinues its usual business or a change of control occurs;
(m) Isramco or any of Isramco Energy's subsidiaries takes, suffers or permits to exist any of the events or conditions referred to in paragraphs (f), (g), (h) or
(i) or if any provision of any guaranty agreement related thereto shall for any reason cease to be valid and binding on such guarantor or if such guarantor shall so state in writing; (n) Isramco Energy defaults under certain management, operating and consulting agreements entered into with respect to properties for which the lender has a security interest.

In addition to including customary affirmative and negative covenants, the Credit Agreement requires Isramco Energy to: (a) maintain a ratio of consolidated current assets (as defined in the Credit Agreement) to consolidated current liabilities (as defined in the Credit Agreement) of no less than 1.0 to
1.0 at all times; (b) ensure that its leverage ratio is no more than 3.50 to 1.0 as of the end of each fiscal quarter; (c) ensure that its interest coverage ratio is no more than 2.50 to 1.0 as of the end of each fiscal quarter; (d) ensure that its capital expenditures in any fiscal year do not exceed $2.500,000.; ensure that COPAS charges do not exceed $250 per well per month. Amounts outstanding under the Credit Agreement are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Energy. During 2007 the Company repaid $8.3 million.

TRANSACTION WITH GFB LLC AND TRANS REPUBLIC RESOURCES LTD.

For funding the Oil and Gas Properties acquired from GFB LLC and Trans Republic Resources Ltd. (see Note 19) the Company obtained, during 2008, loans in the total principle amount of $102.9 million as described below:

On March 27, 2008 Isramco obtained a loan from JOEL, a related party, in the principal amount of $48.9 million, repayable at the end of 7 years. Interest accrues at a per annum rate of LIBOR plus 6%. Mr. Jackob Maimon, Isramco's president and director is a director of JOEL and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

Pursuant to a Credit Agreement, dated as of March 27, 2008 (the "Credit Agreement") between Isramco and the Bank of Nova Scotia ("Scotia"), as administrative agent, Isramco obtained a $54 million credit line from Scotia. Amounts outstanding under the credit line are payable by March 27, 2012. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%. The credit agreement contains covenant that the company needs to comply with.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Isramco engages in price risk management activities from time to time. These activities are intended to manage Isramco's exposure to fluctuations in commodity prices for natural gas and crude oil. Isramco utilizes financial commodity derivative instruments, primarily price swap contracts, as the means to manage this price risk. Isramco accounts for financial commodity derivative contracts using the mark-to-market accounting method.

As of balance sheet date Isramco held swap contracts for aggregrate volume of 389,508 barrels of crude oil during 46 months commencing January 2008, and swap contracts for volume of 3,014,556 MMBTU of natural gas during 35 months commencing January 2008.

On February 20, 2008 the Company signed additional swap contract with commercial bank for aggregrate volume of 25,000 barrels of crude oil during 10 months commencing January 2011.

Following the cosigning of the Agreements with GFB and Trans Republic., Isramco signed additional swap contracts with Scotia Bank to secure its future oil and gas prices as follows:

Swap contracts for aggregrate volume of 605,016 barrels of crude oil during 48 months commencing April 2008. Swap contracts for volume of 3,433,348 MMBTU of natural gas during 48 months commencing April 2008.

Hereunder are the open swap contracts positions as of March 26, 2008:

                                 Swap Contracts
-------------------------------------------------------------------------------
                        Natural Gas                       Crude Oil
             --------------------------------- -------------------------------
                                Weighted                        Weighted
                                Average                          Average
               Volume            Price          Volume           Price
              (MMBTU)          ($/MMBTU)        (BBL)           ($/BBL)
             ---------         --------        -------         ---------
2008         1,782,118         $   8.49        255,000         $   79.12

2009         1,941,096             8.17        276,648             79.60

2010         1,785,648             7.88        245,616             78.75

2011           764,820             8.22        210,307             87.53

2012           174,222             8.65         31,953             88.20


CLOSURE OF THE ISRAELI BRANCH OFFICE

On December 31, 2007, Isramco and I.O.C- Israel Oil Company Ltd, an Israeli company and related party ("IOC"), entered into an agreement pursuant to which the Company sold and transferred to IOC its Israeli based activities and assets currently conducted and managed by the Company's Israel branch office (the "Branch Office") and its own shares in Isramco Oil&Gas (the general partner of Negev 2 LP), for aggregate consideration of approximately $13.6 million. Following the sale of these assets, the Company no longer conducts operations in Israel though it will continue to hold working interests in certain oil and gas assets offshore Israel. The decision was made in light of the Company's expanding oil and gas operations in the United States of America and management's decision that it is the Company's best interests to focus on the oil and gas operations in the United States of America and terminate activities in Israel which, prior to the sale transaction reported hereunder, comprised a relatively insignificant component of the Company's overall operations.

The principal assets transferred to IOC include participation units in the Israeli oil and gas limited partnerships Isramco Negev 2 ("Negev") and INOC Dead Sea ("Dead Sea"), both of which were held by the Branch Office. The participation units of each of Negev and Dead Sea trade on the Tel Aviv Stock Exchange. The sale of the units was completed through a private non-market transaction with IOC where the sale price of the Negev and Dead Sea units was established at, respectively, a 7% and 10% discount to the closing sale price of these units on the Tel Aviv Stock Exchange on December 30, 2007. The discounts were established by an independent appraiser. The Branch Office also transferred to IOC all operating activities at the Branch Office, including, employees, fixed assets, marketable securities and certain rights and liabilities, as well as the Company's holdings of Isramco Oil and Gas Ltd. and title to undeveloped real estate located in Israel.

IOC is a wholly-owned subsidiary of Naphtha Israel Petroleum Corp, Ltd. ("Naphtha"). Naphtha holds 100% of Naphtha Holdings Ltd. , which holds approximately 48% of the Company's issued and outstanding stock.

Since this is a transaction between entities under common control, the Company recorded the loss of approximately $3,046 million from the transaction, as a reduction of shareholders' equity (additional paid in capital).

The proceeds of the sale were used by the Company to pay down part of certain loan that Naphtha advanced to the Company in March 2007 for purposes of enabling the Company to complete the acquisition from Five States of certain oil and gas properties in the United States.

EMPLOYEES

As of March 28, 2008, Isramco had 7 employees at its office in Houston, Texas.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following risks factors which may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common stock could decline.

OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND RISKY.

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

THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN THIS REPORT ARE ONLY ESTIMATES AND THAT MAY TURN OUT TO BE INACCURATE.

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

ISRAMCO'S BUSINESS MAY BE AFFECTED BY OIL AND GAS PRICE VOLATILITY.

Historically, natural gas and oil prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets that are generally outside of Isramco's control. Some of Isramco's projections and estimates are based on assumptions as to the future prices of natural gas and crude oil. These price assumptions are used for planning purposes. Isramco expects that its assumptions will change over time and that actual prices in the future may differ from its estimates. Any substantial or extended decline in the actual prices of natural gas and/or crude oil may have a material adverse effect on Isramco's financial position and results of operations (including reduced cash flow and borrowing capacity), the quantities of natural gas and crude oil reserves that it can economically produce and the quantity of estimated proved reserves that may be attributed to its properties

OUR HEDGING ACTIVITIES MAY PREVENT US FROM BENEFITING FROM PRICE INCREASES AND MAY EXPOSE US TO OTHER RISKS.

From time to time, we use derivative instruments (primarily price swaps) to hedge the impact of market fluctuations of natural gas and crude oil prices on our net income and cash flow. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges.

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

ISRAMCO'S OPERATIONS MAY BE IMPACTED BY CERTAIN RISKS COMMON IN THE INDUSTRY.

Isramco's exploration and drilling operations are subject to various risks common in the industry, including catering, explosions, fires and uncontrollable flows of oil, gas or well fluids. The drilling operations are also subject to the risk that no commercially productive natural gas or oil reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including drilling conditions, pressure or irregularities in formations, equipment failures or accidents and adverse weather conditions.

In accordance with industry practice, Isramco maintains insurance against some, but not all, of the risks described above. Isramco cannot provide assurance that its insurance will be adequate to cover losses or liabilities. Also, it cannot predict the continued availability of insurance at premium levels that justify its purchase.

GOVERNMENT REGULATION AND ABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT ISRAMCO'S BUSINESS AND RESULTS OF OPERATIONS.

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

ISRAMCO MAY BE UNABLE TO IDENTIFY LIABILITIES ASSOCIATED WITH THE PROPERTIES THAT IT ACQUIRES OR OBTAIN PROTECTION FROM SELLER AGAINST THEM.

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

MEMBERS OF ISRAMCO'S MANAGEMENT TEAM OWE A SIGNIFICANT AMOUNT OF COMMON STOCK, GIVING THEM INFLUENCE OR CONTROL IN CORPORATE TRANSACTIONS AND OTHER MATTERS, AND THE INTERESTS OF THESE INDIVIDUALS COULD DIFFER FROM THOSE OTHER SHAREHOLDERS.

Members of Isramco's management team beneficially own approximately 51.3% of Isramco's outstanding shares of common stock as of March 28, 2008. As a result, these shareholders are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions.

RAPID GROWTH MAY PLACE SIGNIFICANT DEMANDS AND RESOURCES.

Isramco experienced rapid growth in operations occasioned by the purchase of approximately 650 producing oil and gas wells from Five States, approximately 590 producing oil and gas wells from GFB and Trans Republic and expects that significant expansion of its operations will continue. The rapid growth has placed, and the anticipated future growth will continue to place, a significant demand on Isramco's managerial, operational and financial resources due to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION - PROPERTIES AND RESERVES

RESERVE INFORMATION. For estimates of Isramco's net proved reserves of natural gas, crude oil and natural gas liquids, see Supplemental Information to Consolidated Financial Statements.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Supplemental Information to Consolidated Financial Statements represent only estimates.

Reserve engineering is a subjective process of estimating underground accumulations of natural gas, crude oil and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate (upward or downward). Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. For related discussion, see ITEM 1A. Risk factors.

ITEM 3. LEGAL PROCEEDING

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of record holders of Isramco's Common Stock on March 31, 2008 was approximately 396, not including an undetermined number of persons who hold their stock in street name.

Our common stock is listed on the Nasdaq Capital Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock.

                                            COMMON STOCK
2006                                 HIGH                  LOW
March 31                          $     15.33           $     12.22
June 30                           $     17.98           $     16.06
September 30                      $     18.55           $     16.40
December 31                       $     31.66           $     21.25

2007
March 31                          $     33.16           $     32.66
June 30                           $     42.91           $     42.73
September 30                      $     45.89           $     37.27
December 31                       $     47.47           $     47.37


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


----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                      2007             2006             2005             2004
----------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Total Revenues                                          $    22,756      $     5,562      $     5,895      $     5,448
Oil and Gas Sales                                            20,827            2,167            3,319            3,174
Total Operating Expenses                                     21,183            4,777            6,428            4,816
Lease Operating Expenses, Transportation and Taxes            7,500            1,119            1,458            1,149
Impairment of Oil&Gas properties                              3,203              668              759              268
Interest Expenses (Income), net                               6,344             (154)            (293)             636
Loss (gain) from Swap Transactions                            8,638           (2,604)             641             --
Income (Loss) from Continuing Operations                     (6,411)           6,569             (253)           1,424
(Loss) from Discontinuing Operations                           --             (2,727)            (879)            (431)
                                                        --------------------------------------------------------------
Net Income (Loss)                                       $    (6,411)     $     3,842      $    (1,132)     $       993
                                                        ==============================================================

Basic and Diluted Earnings (Loss) Per Common Share-
    Basic and Diluted:
         Continuing Operations                          $     (2.36)     $      2.42      $     (0.09)     $      0.54
         Discontinuing Operations                              --              (1.01)           (0.33)           (0.16)
                                                        --------------------------------------------------------------
         Total                                          $     (2.36)     $      1.41      $     (0.42)     $      0.38
                                                        ==============================================================

Weighted Average Number of
Common Shares Outstanding - Basic and Diluted             2,717,691        2,717,691        2,709,355        2,639,853
                                                        ==============================================================


----------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31                                           2007             2006             2005
----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:

Total assets                                            $   110,708      $    62,073      $    38,615
Total liabilities                                            85,237           27,329           10,122
Long-term obligations                                        73,964            4,768            3,242
Shareholders' equity                                         25,471           34,744           28,493
                                                        --------------------------------------------------------------

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Isramco, Inc., a Delaware corporation, is active in the exploration of oil and gas in the United States. Isramco acts as an operator of certain leases and licenses and also holds participation interests in certain other interests.

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

Isramco accounts for impairments under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When circumstances indicate that an asset may be impaired, Isramco compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on Isramco and third party's estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

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

Isramco records a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed the Company will accordingly update its assessment.

LIQUIDITY AND CAPITAL RESOURCES

Isramco finances its operations primarily from cash generated by operations. Isramco's operating activities provided (used) net cash of $(662,000) and $7,233,000 for the years ended December 31, 2007 and 2006, respectively. The availability of cash generated by operations could be affected by other business risks discussed in the "Risk Factors" section of this annual report.

Working capital (current assets minus current liabilities) was $(170,000) and $5,752,000 at December 31, 2007 and 2006, respectively. The decrease in working capital is primarily attributable to the current maturities of long-term debt and derivative liability.

Net cash used in investing activities in fiscal 2007 was $(63,656,000) compared to $(24,041,000) in fiscal 2006. The increase in net cash used in investing activities in 2007 is primarily attributable to the purchase of oil and gas wells through the acquisition of Five States assets.

Capital expenditures for property and equipment were $86,123,000 in fiscal 2007 and $9,737,000 in fiscal 2006, respectively. Capital expenditures in 2007 and 2006 were primarily attributable to the drilling of oil and gas wells in the United States.

RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Isramco reported net loss from continuing operations of $6,411,000 in 2007 (loss of $2.36 per share) compared to net income from continuing operations of $6,569,000 (gain of $2.42 per share) in 2006. The decrease in the net income in 2007 compared to 2006 is primarily attributable to: (i) an increase in net loss on derivative contracts of $8,638,000 compare to a net gain of $2,604,000 in 2006 (ii) an impairment of $928,000 as results of the sale of the land in Israel
(iii) increase of $2,535,000 of impairment of oil and gas assets due to low production of gas wells drilled to the Barnett Shale (iv) an increase in interest expenses of $6,344,000 compare to interest income of $154,000 in 2006
(v) compensation for legal settlement of $2,536,000 that recorded in 2006 , all of which partially offset by increasing of oil and gas operating income, realized gain on sale of investment in high -tech company ($1,700,000) and income tax benefit ($5,192,000).

Set forth below is a break-down of revenues results.

                                               UNITED STATES

                                      OIL AND GAS VOLUME AND REVENUES

---------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                 2007                   2006
---------------------------------------------------------------------------

VOLUME
Oil Sold (MBbl)                        96.7                      13

Plant Product(MBbl)                   100.5                       -

Gas Sold (MMCF)                     1,550.8                     213

VALUE

Oil Sales (M$)                        6,874                     796

Plant Product(M$)                     3,923                       -

Gas Sales (M$)                       10,030                   1,371

AVERAGE UNIT PRICE

Oil ($/Bbl) (*)                        71.1                   59.14

Gas ($/MCF) (**)                       6.46                    6.42


(*) Bbl - Barrel Equivalent to 42 U.S. Gallons
(**) MCF - 1,000 Cubic Feet

OIL AND GAS EXPLORATION COSTS

In 2007, Isramco incurred $292,000 in exploration costs mainly incurred for 3D seismic survey covered Jay's acres in Wise County, compared to $125,000 in 2006, mainly incurred for geological and geophysical consulting relating to the operation in United States.

OPERATOR'S FEES

In 2007 Isramco earned $ $18,000 in operator fees compared to $69,000 in 2006.

OIL AND GAS REVENUES

In 2007 and 2006 Isramco had oil and gas revenues of $20,827,000 and $2,167,000 respectively. The increase is primarily attributable to the purchase of oil and gas wells through the acquisition of Five States assets, partially offset by a decline in production from the Company's older wells and shutdown of certain production in one of the fields due to unanticipated pipeline maintenance.

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

Lease operating expenses and severance taxes were incurred primarily in connection with oil and gas fields in the United States. Oil and gas lease operating expenses and severance taxes were $7,500,000 and $1,119,000,000 for 2007 and 2006, respectively. The increase is primarily attributable to the purchase of oil and gas wells through the acquisition of Five States assets.

INTEREST EXPENSES

During 2007, total debt increased $50,209,000 to $67,720,000. The increase is primarily attributable to loans that were taken to finance the Five States acquisition (see Note 8 to Consolidated Financial Statements).

Interest expenses during the year ended December 31, 2007 were $6,344,000 compared to interest income of $154,000 for the year ended December 31, 2006. The increase in interest expenses in 2007 is primarily attributable to interest on loans that were taken to finance the Five States acquisition while the income in 2006 is primarily attributable to earned on interest bearing on marketable securities held by the Company.

GAIN ON MARKETABLE SECURITIES

In 2007, Isramco recognized net realized and unrealized gain on marketable securities of $52,000 compared to net realized and unrealized gain on marketable securities of $1,177,000 in 2006.

Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of Isramco.

GENERAL AND ADMINISTRATIVE EXPENSES

In 2007 Isramco incurred $2,902,000 in general and administrative expenses compared to $2,339,000 (including operator expenses) in 2006. The Increase is primarily due to the Five States acquisition which increased the volume of the activities and as a result the indirect expenses such as auditor's fee, wages, consultants and rent.

EQUITY IN EARNING OF UNCONSOLIDATED AFFILIATES

Isramco's equity in earnings of unconsolidated affiliates for 2007 was $1,201,000 compared to $2,570,000 for 2006. The decrease is primarily attributable to the decrease in the gain of marketable securities held by the Limited Partnerships Isramco Negev 2 and I.O.C Dead Sea LP, affiliates of Isramco.

DEPRECIATION, DEPLETION AMORTIZATION (DD&A) AND IMPAIRMENT

Depreciation, Depletion &Amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. Isramco's DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact Isramco's composite DD&A rate and expense, such as field production profiles, drilling or acquisition of new wells, disposition of existing wells, reserve revisions (upward or downward) primarily related to well performance, and impairments. Changes to these factors may cause Isramco's composite DD&A rate and expense to fluctuate from year to year.

During 2007, Isramco recorded depreciation, depletion and amortization expenses of $6,139,000 compared to $455,000 in 2006. The main reason for the increase is the increase of the Company's oil and gas assets in United States due to the acquisition of Five States assets.

Impairments include amortization of unproved leases, as well as impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires an entity to compute impairments to the carrying value of long-lived assets based on estimate future cash flow. Impairments of $3,203,000 in 2007 were $2,535,000 higher than 2006. The increase in the impairment on 2007 is mainly due to the low volume of gas produced in the wells that the Company participated on the Barnett in Parker County.

REALIZED GAIN ON SALE OF INVESTMENT AND CAPITAL GAIN

In April 2007, IsramTecc ,a wholly owned subsidiary of the Company ,sold part of its equity interests in High -Tech company ,for aggregate consideration of $1,700,000 (net of commission). As a result of the transaction, the Company recorded a one-time non-recurring net gain of $1,621,000.

NET LOSS ON DERIVATIVE CONTRACTS

From time to time, Isramco enters into derivative commodity instruments to hedge its exposure to price fluctuations on anticipated oil and natural gas production. Under price swaps, the Company is required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. The Company elected not to designate any positions as cash flow hedges for accounting purposes for the years ended December 31, 2007, 2006 and 2005. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations as a component of other income and expenses on the consolidated statements of operations. See Note 7 to Consolidated Financial Statements.

The Company recorded a net derivative loss of $8.6 million in 2007.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Isramco reported income from continuing operations of $6,569,000 (gain of $2.42 per share) in 2006 compared to income from continuing operation of $253,000 (loss of $0.09 per share) in 2005. The increase in the net income in 2006 compared to 2005 is primarily attributable to: (i) an increase in the gain of marketable securities, (ii) an increase in the net income of investees, (iii) an increase in other income due to recording of non-recurring one time receipt of $2,565,000 for the settlement of certain lawsuit that were initiated by Isramco and income related to mark-to market of swap contracts on oil and gas prices.

Set forth below is a break-down of these results.

                                  UNITED STATES

                         OIL AND GAS VOLUME AND REVENUES


                             2006     2005
Oil Volume Sold (MBbl)         13       16

Gas Volume Sold (MMCF)        213      355

Oil Sales (M$)                796      806

Gas Sales (M$)              1,371    2,513

Average Unit Price

Oil ($/Bbl) *               59.14    51.25
Gas ($/MCF) **               6.42     7.11

* Bbl - Barrel Equivalent to 42 U.S. Gallons

** MCF - 1,000 CUBIC FEET

OIL AND GAS EXPLORATION COSTS

In 2006, Isramco incurred $125,000 in exploration costs mainly for geological and geophysical consulting relating to the operation in United States, compared to $110,000 in 2005, which was mainly related to well drilled in Israel which was plugged and abandoned.

OPERATOR'S FEES

In 2006 Isramco earned $69,000 in operator fees compared to $977,000 in 2005. The decrease is mainly due to the drilling of the Gad 1 well, offshore Israel, in 2005.

OIL AND GAS REVENUES

In 2006 and 2005 Isramco had oil and gas revenues of $2,167,000 and $3,319,000, respectively. The decrease is primarily attributable to the decline in oil and gas production and decrease in the gas price.

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

INTEREST INCOME

Interest income during the year ended December 31, 2006 was $154,000 compared to $293,000 for the year ended December 31, 2005. The decrease in interest income is primarily attributable to interest on loan $17,000,000 received from related party.

GAIN ON MARKETABLE SECURITIES

In 2006, Isramco recognized net realized and unrealized gain on marketable securities of $1,177,000 compared to net realized and unrealized gain on marketable securities of $551,000 in 2005.

Increases or decreases in the gains and losses from marketable securities are dependent on the market prices in general and the composition of the portfolio of Isramco.

OPERATOR EXPENSES

In 2006 Isramco expended $ 330,000 for operator expenses compared to $767,000 in 2005.The decrease is primarily attributable to decrease in Isramco's exploration activities.

GENERAL AND ADMINISTRATIVE EXPENSES

In 2006 Isramco incurred $2,009,000 in general and administrative expenses compared to $2,298,000 in 2005. The decrease in mainly due to a decrease in legal consultant expenses and due to the lower bonus payments to executives in 2006

EQUITY IN NET INCOME OF INVESTEE

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

During 2006 Isramco recorded depreciation depletion and amortization expenses $455,000 compared to $1,011,000 in 2005. The main reasons for the decrease are due to decrease in oil and gas production volumes in 2006 and impairment charges recorded in 2005.

During 2006 and 2005, Isramco recorded impairment charges of 668,000 and $759,000, respectively relating to oil and gas assets in the United States.

DISCONTINUED OPERATION

Isramco recorded in 2006 a loss of $2,727,000 on discontinued operation of the Magic 1 Cruise Line Corp. compared to a loss of $879,000 in 2005. The increase of net and operating loss of the vessel discontinued activity in 2006 compared to 2005 is attributable mainly to a one time impairment of cost of vessel in total of $ 2.2 million and increase of maintenance expenses, net of capital gain from the sale of the activity of $0.4 million. As result of the sale of the vessel, the company recorded a one time capital gain of $ 384,000.

OTHER INCOME

Other Income in 2006 was $39,000 compared to $117,000 in 2005.

GAIN FROM SWAP TRANSATION

Isramco recorded in 2006 net gain of $2,604, 000 related to market to market of swap contracts on oil and gas prices, compared to net loss of $641,000 in 2005.

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

As a result of the payment received under the settlements agreement, the Company recorded a net gain of $2,536,000 (after payment of legal fees and other expenses) during 2006.

INCOME TAXES

Isramco recorded income tax expense of $726,000 for the year ended December 31, 2006 as compared to $40,000 for the year ended December 31, 2005. The primary difference from the statutory tax expense and the actual tax expense for 2006 results from intangible drilling costs incurred during 2006 that are fully deductible for tax purposes and are depleted from book purposes. This is partially offset by the foreign income tax expense incurred for the foreign operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We discuss recently adopted and issued accounting standards in Item 8. Consolidated Financial Statements and Supplementary Data-Note 1, "Summary of Significant Accounting Policies."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Isramco is exposed to market risk, including adverse changes in commodity prices.

Isramco produces and sells natural gas and crude oil. As a result, Isramco's financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces.

Isramco uses swap contracts to manage the risk on commodity prices. Isramco's positions are monitored and managed on a daily basis to ensure compliance with Isramco's risk management policy. The swap contracts are entered into principally with a major financial institution. All derivatives are recorded at fair value on the consolidated balance sheet with resulting gains and losses reflected in income. Fair values are derived principally from market quotes and other independent third-party quotes. Changes in the price of natural gas or crude oil would change the liability of the derivatives contracts.

As of December 31, 2007, Isramco had swap contracts for volume of 399,108 barrels of crude oil during 46 months commencing January 2008 and swap contracts for volume of 3,014,556 MMBTU of natural gas during 35 months commencing January 2008.

On February 20, 2008 the Company signed additional swap contracts with commercial bank for volume of 25,000 barrels of crude oil during 10 months commencing January 2011.

Following the cosigning of the Agreements with GFB and Trans Republic., Isramco signed additional swap contracts with Scotia Bank to secure its future oil and gas prices as follows:

Swap contracts for volume of 605,016 barrels of crude oil during 48 months commencing April. Swap contracts for volume of l 3,433,348 MMBTU of natural gas during 48 months commencing April 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, as required by Rule 13a-15 of the Exchange Act. As described below, under "Management's Report on Internal Control Over Financial Reporting," material weaknesses were identified in our internal control over financial reporting as of December 31, 2007, relating primarily to the shortage of support and resources in our accounting. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A "material weakness" in internal control over financial reporting (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A "significant deficiency" is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, the end of the fiscal period covered by this report, but management was unable complete its assessment before March 28, 2007, the day on which this annual report on Form 10-KSB is being filed. Accordingly, management has identified its inability to conclude in a timely manner the necessary assessment and testing procedures as a material weakness. Management's assessment process did not conclude in sufficient time prior to the filing of this annual report on Form 10-KSB primarily due to due to a number of factors, including: (i) our failure to prepare and plan for a timely completion of management's assessment, including adding the resources necessary to do so; and (ii) our failure to ensure that our accounting department was adequately staffed and sufficiently trained to meet deadlines.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. In assessing the effectiveness of our internal control over financial reporting, management identified the following additional material weaknesses in internal control over financial reporting as of December 31, 2007:

        o DEFICIENCIES IN THE COMPANY'S CONTROL ENVIRONMENT. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in our accounting department, which resulted in inadequate: (i) documentation and communication of our accounting policies and procedures; and (ii) internal audit processes of our accounting policies and procedures.

As a result of the material weaknesses described above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established by COSO.

Management believes that our rapid growth since the acquisition of in March 2007 approximately 650 oil & gas wells also contributed to the environment in which the material weaknesses described above resulted. The March 2007 transaction, whereby our activities and revenues grew by a factor of almost 1,000%, required that we fundamentally re-organize the Company and its operations. In this connection, we sold our Israeli based businesses to concentrate exclusively on our oil and gas exploration activities in the United States, retained qualified personnel to oversee our expansion as well as other significant revisions. In February 2008, we also announced that we intend to purchase additional 590 operating gas wells and the closing of the new acquisition was on March 27, 2008. The efforts and resources that we invested in completing the above described transaction and reorganizing our operations adversely affected the time and other resources that we were able in investing in our internal control compliance efforts. We retained Deloitte & Touche, a registered accounting firm, to assist in our internal control compliance efforts, including establishing new internal audit procedures appropriate for a rapidly growing business and selection of appropriate accounting controls software.

Remediation Initiatives

During 2008, we plan to implement a number of remediation measures to address the material weaknesses described above. The Company's remediation plans include:

        1. We plan to hire additional personnel to assist us with documenting and communicating our accounting policies and procedures to ensure the proper and consistent application of those policies and procedures throughout the Company. Recruitment for this positions has begun and we actually hired two accountants in the last months and we are planning to hire more accountants and other professional staff. The selection process is expected to be completed during the second quarter of 2008.

        2. We plan to implement formal processes requiring periodic self-assessments, independent tests, and reporting of our personnel's adherence to our accounting policies and procedures.

        3. We plan to (i) require additional training for our current accounting personnel; (ii) to hire additional accounting personnel to enable the allocation of job functions among a larger group of accounting staff;; and (iii) to consider restructuring our accounting department, each to increase the likelihood that our accounting personnel will have the resources, experience, skills, and knowledge necessary to effectively perform the accounting system functions assigned to them.

        4. We plan to absorb a new accounting system with automatic control checkpoints for day-to-day business processes. The selection process of the new accounting software is expected to be completed during April 2008 and the absorption process is expected be finished by July 2008.

Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and Chief Financial Officer level in conjunction with our Audit Committee. We also plan to take additional steps to elevate Company awareness about and communication of these important issues through formal channels such as Company meetings, departmental meetings, and training.

Changes in Internal Controls Over Financial Reporting

Other than as described above, no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Audit Committee of the Company's Board of Directors have begun to develop remedial measures to address the internal control deficiencies identified above. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate.

                                    PART III

The information called for by items 10, 11, 12 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Exhibits


3.1 Articles of Incorporation of Registrant with all amendments filed as an Exhibit to the S-l Registration Statement, File No. 2-83574.
3.2 Amendment to Certificate of Incorporation filed March 17, 1993, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.
3.3 By-laws of Registrant with all amendments, filed as an Exhibit to the S-l Registration Statement, File No. 2-83570.
4.1 Promissory Note dated as of February 27, 2007, issued to NAPHTHA ISRAEL PETROLEUM CORP., LTD. in the principal amount of $18,500,000., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
4.2 Promissory Note dated as of February 27, 2007, issued to NAPHTHA ISRAEL PETROLEUM CORP., LTD. in the principal amount of $11,500,000., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
4.3 Promissory Note dated as of February 27, 2007, issued to and I.O.C. ISRAEL OIL COMPANY, LTD. in the principal amount of $12,000,000., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
4.4 Promissory Note dated as of February 27, 2007, issued to and J.O.E.L JERUSALEM OIL EXPLORATION, LTD. in the principal amount of $7,000,000., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
10.1 Oil Marketing Agreement, filed as Exhibit with the S-l Registration Statement, File No. 2-83574.
10.2 Joint Venture Agreement and Joint Operating Agreement dated June 30, 1988 by and among HEI Oil and Gas Limited Partnership, JOEL - Jerusalem Oil Exploration Ltd., Delek Oil Exploration Ltd., Delek, The Israel Fuel Corporation Ltd., the Company, Southern Shipping and Energy (U.K.), Naphtha, Israel Petroleum Company Ltd., Oil Exploration of Pat Ltd., LPS Israel Oil Inc., Donesco Venture Fund One, a Limited Partnership and Mazaloil Inc. filed as an Exhibit to Form 8-K for the month of September 1988.
10.3 Grant Agreement with the Government of Israel, undated, between the Company and the Government of Israel on behalf of the State of Israel, filed as an Exhibit to Form 10-Q for the Company for the period ending September 30, 1988 and incorporated herein by reference.
10.4 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.
10.5 Amendment Agreement to Grant Agreement between the Company and the Government of Israel, filed as an Exhibit to this Post-effective Amendment No. 8 to Form S-l Registration Statement. File No. 2- 83574.
10.6 Translated from Hebrew, Limited Partnership Agreement between Isramco Oil and Gas Ltd. and Isramco Management (1988) Ltd. dated March 2, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.
10.7    Translated from Hebrew, Trust Agreement between Isramco Management
        (1988) Ltd. and Kesselman and Kesselman dated March 3, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.
10.8 Translated from Hebrew, Indemnity Agreement between the Company and Isramco Management (1988) Ltd. dated March _, 1989, filed as an Exhibit to Form 8-K for the month of March 1989 and incorporated herein by reference.
10.9 Equalization of Rights Agreement between Isramco-Negev 2 Limited Partnership and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd, filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21, 1993 and incorporated herein by reference.
10.10 Option Agreement between Isramco Resources Inc. and Delek Oil Exploration Ltd. and Delek - The Israel Fuel Corporation Ltd. filed as an Exhibit to Form 8-K for the month of January 1993 dated January 21,

        1993 and incorporated herein by reference.
10.11 Agreement by and among Naphtha Congo Ltd., Equital Ltd. and the Company dated September 4, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference.
10.12 Amendment to Consulting Agreement between Goodrich Global L.T.D. B.V.I. and the Company dated December _, 1997, filed as an Exhibit to Form 8-K for the month of December, 1997 and incorporated herein by reference.
10.13 Consulting Agreement between Romulas Investment Ltd. and the Company dated August _, 1997, filed as an Exhibit to Form 8-K for the month of September, 1997 and incorporated herein by reference, assigned by Romulas Investment Ltd. on December 31, 1997 to Remarkable Holdings Ltd.
10.14 Inventory Services Management Agreement dated December 1997 between the Company and Equital Ltd. filed herewith as Exhibit 10.70.
10.15 Consulting Agreement dated as of November 1, 1999 between the Company and Worldtech, Inc.
10.16 Agreement dated June 12, 2002 between the Company and Mati Properties and Construction Ltd. and Boaz Avrahami, filed as an Exhibit to the Form 10-Q for the quarter ended June 30, 2002.

10.17 Share Purchase and Sale Agreement dated as of December 31, 2006 between Isramco Inc. and Chesny Estates Ltd., filed as an Exhibit to the Form 10-K for the year ended December 31, 2007., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.18 Addendum Agreement dated as of February 12, 2007 between Isramco Inc. and Chesny Estates., filed as an Exhibit to the Form 10-K for the year ended December 31, 2007., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.19 Purchase and Sale Agreement, dated as of February 16, 2007, among Five States Energy Company, L.L.C. and each of the other parties listed as a party "Seller" on the signature pages thereof and ISRAMCO, Inc., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.20 LOAN AGREEMENT, dated as of February 27, 2007, between ISRAMCO, INC., and NAPHTHA ISRAEL PETROLEUM CORP., LTD., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.21 LOAN AGREEMENT, dated as of February 27, 2007, between ISRAMCO, INC., and NAPHTHA ISRAEL PETROLEUM CORP., LTD., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
10.22 LOAN AGREEMENT, dated as of February 27, 2007, Between ISRAMCO, INC., and I.O.C. ISRAEL OIL COMPANY, LTD., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
10.23 LOAN AGREEMENT, dated as of February 26, 2007, between ISRAMCO, INC., and J.O.E.L JERUSALEM OIL EXPLORATION, LTD., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
10.24 CREDIT AGREEMENT dated as of March 2, 2007 among ISRAMCO ENERGY, L.L.C.,; each of the lenders that is a signatory hereto or which becomes a signatory hereto; and WELLS FARGO BANK, N. A., a national banking association, as agent for the Lenders., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
10.25 GUARANTY AGREEMENT, dated as of March 2, 2007 by ISRAMCO, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent (the "ADMINISTRATIVE AGENT") for the lenders that are or become parties to the Credit

        Agreement referred to in Item 10.6., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
10.26 PLEDGE AGREEMENT, dated as of March 2, 2007 by Isramco, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent for itself and the lenders (the "LENDERS") which are parties to the Credit Agreement referred to in Item Note 4, filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
10.27 Employment Agreement dated as of September 1, 2007 between Isramco Inc. and Edy Francis, filed as an Exhibit to the 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
14.1 Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.
31 Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act *
32 Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002. *
99.1 Financial Statements of Isramco Negev 2 Limited Partnership as of December 31, 2006 *

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          /S/ HAIM TSUFF
                          HAIM TSUFF,
                          CHAIRMAN OF THE BOARD,
                          CHIEF EXECUTIVE OFFICER
                          (PRINCIPAL EXECUTIVE OFFICER)

DATE: MARCH 31, 2008



                           /S/ EDY FRANCIS
                           EDY FRANCIS,
                           CHIEF FINANCIAL OFFICER
                           (AND PRINCIPAL FINANCIAL OFFICER)

DATE: MARCH 31, 2008


In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.




SIGNATURE                    TITLE                   DATE

/S/ JACKOB MAIMON       PRESIDENT, DIRECTOR     MARCH 31, 2008
--------------------
JACKOB MAIMON

/S/ MAX PRIDGEON        DIRECTOR                MARCH 31, 2008
--------------------
MAX PRIDGEON


/S/FRANS SLUITER        DIRECTOR                MARCH 31, 2008
--------------------
FRANS SLUITER

/S/ MICHELLE CINNAMON   DIRECTOR                MARCH 31, 2008
--------------------
MICHELLE CINNAMON

INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheets at December 31, 2007 and 2006                  F-2

Consolidated Statements of Operations for the years ended December 31,
2007, 2006 and 2005                                                        F-3

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2007, 2006 and 2005                       F-4

Consolidated Statements of Cash Flows for the years ended December 31,
2007, 2006 and 2005                                                        F-5

Notes to Consolidated Financial Statements                                 F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Isramco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Isramco, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 2007. These consolidated financial statements are the responsibility of Isramco's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isramco, Inc., as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

March 31, 2008


                                                ISRAMCO INC.
                                        CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share and per share amounts)

-------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31                                                                2007           2006
-------------------------------------------------------------------------------------------------------

                                                            ASSETS
Current Assets:
          Cash and cash equivalents                                            $   1,212      $     573
          Accounts receivable                                                      6,595            403
          Restricted and designated cash                                           1,501         17,000
          Deferred Income Taxes                                                    1,047           --
          Marketable securities, at market                                          --            3,130
          Derivative asset                                                          --            1,718
          Prepaid expenses and other                                                 748          3,339
          Accounts receivable - sale of Magic 1                                     --            2,150
                                                                               ---------      ---------
                  Total Current Assets                                            11,103         28,313
                                                                               ---------      ---------

Property and Equipment, at cost - successful efforts method:
          Proved properties                                                       93,626         16,850
          Unproved properties                                                     15,314           --
          Other                                                                       81          2,212
                                                                               ---------      ---------
                  Total Property and Equipment                                   109,021         19,062
          Accumulated depreciation, depletion and amortization                   (16,338)        (6,525)
                                                                               ---------      ---------
                  Net Property and Equipment                                      92,683         12,537
                                                                               ---------      ---------

Marketable securities, at market                                                   6,809          5,759
Investment in affiliates                                                            --           15,302
Other                                                                                113            162
                                                                               ---------      ---------
Total assets                                                                   $ 110,708      $  62,073
                                                                               =========      =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Accounts payable and accrued expenses                                $   4,259      $   5,050
          Current maturities of long-term debt and bank overdraft                  3,706            347
          Derivative liability                                                     3,081           --
          Short term loan from related party                                        --           17,164
          Other current liability                                                    227           --
                                                                               ---------      ---------
                 Total current liabilities                                        11,273         22,561
                                                                               ---------      ---------

Long-term debt                                                                    24,000           --
Long-term debt - related party                                                    40,014           --

Other Long-term Liabilities:
          Asset retirement obligations                                             2,670            356
          Derivative liability - non-current                                       6,325           --
          Deferred income taxes                                                      955          4,412
                                                                               ---------      ---------
                  Total other long-term liabilities                                9,950          4,768
                                                                               ---------      ---------

Commitments and contingencies (Note 14)

Shareholders' equity:
          Common stock $0.0l par value; authorized 7,500,000 shares;
                  issued 2,746,958 shares; outstanding 2,717,691 shares               27             27
          Additional paid-in capital                                              23,194         26,240
          Retained earnings                                                       (1,012)         5,399
          Accumulated other comprehensive income                                   3,426          3,242
          Treasury stock, 29,267 shares at cost                                     (164)          (164)
                                                                               ---------      ---------
                  Total shareholders' equity                                      25,471         34,744
                                                                               ---------      ---------

Total liabilities and shareholders' equity                                     $ 110,708      $  62,073
                                                                               =========      =========
See notes to the consolidated financial statements.

                                      F-2


                                  ISRAMCO INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

--------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                          2007           2006             2005
--------------------------------------------------------------------------------------------------------
REVENUES
   Oil and gas sales                                       $    20,827      $     2,167      $     3,319
   Operator fees from related party                                 18               69              977
   Office services to affiliate and other
       To related parties                                          480              480              476
       To others                                                   230              276              462
   Equity in earnings of unconsolidated affiliates               1,201            2,570              661
                                                           -----------      -----------      -----------
          Total revenues                                        22,756            5,562            5,895
                                                           -----------      -----------      -----------

OPERATING EXPENSES
   Lease operating expense, transportation and taxes             7,500            1,119            1,458
   Depreciation, depletion and amortization                      6,139              455            1,011
   Impairment of oil and gas assets                              3,203              668              759
   Impairment of other properties                                  928             --               --
   Accretion expense                                               219               71               25
   Exploration costs                                               292              125              110
   Operator expense                                               --                330              767
   General and administrative
       To related parties                                          226              227              503
       To others                                                 2,676            1,782            1,795
                                                           -----------      -----------      -----------
          Total operating expenses                              21,183            4,777            6,428
                                                           -----------      -----------      -----------
OPERATING INCOME (LOSS)                                          1,573              785             (533)

OTHER EXPENSES (INCOME)
   Interest expenses (income), net                               6,344             (154)            (293)
   Unrealized gain on marketable securities                        (52)          (1,177)            (551)
   Realized gain on sale of investment and other                (1,754)             (39)            (117)
   Net loss (gain) on derivative contracts                       8,638           (2,604)             641
   Compensation for legal settlement                              --             (2,536)            --
                                                           -----------      -----------      -----------
          Total other expenses (income)                         13,176           (6,510)            (320)
                                                           -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES                                                       (11,603)           7,295             (213)
INCOME TAX BENEFIT (EXPENSE)                                     5,192             (726)             (40)
                                                           -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        (6,411)           6,569             (253)
LOSS FROM DISCONTINUED OPERATION                                  --             (3,111)            (879)
GAIN FROM DISPOSAL OF DISCONTINUED OPERATION                      --                384             --
                                                           -----------      -----------      -----------
NET INCOME (LOSS)                                          $    (6,411)     $     3,842      $    (1,132)
                                                           ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
   Continuing operations                                   $     (2.36)     $      2.42      $     (0.09)
   Discontinued operations                                        --              (1.01)           (0.33)
                                                           -----------      -----------      -----------
          Total                                            $     (2.36)     $      1.41      $     (0.42)

Weighted average number of shares outstanding-basic
                                                             2,717,691        2,717,691        2,709,355
                                                           ===========      ===========      ===========
Weighted average number of shares outstanding -diluted
                                                             2,717,691        2,717,691        2,709,355
                                                           ===========      ===========      ===========

See notes to the consolidated financial statements.


                                                            ISRAMCO INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005


                                                COMMON STOCK
                                          --------------------------
                                                                    ADDITIONAL    ACCUMULATED                              TOTAL
                                                                                    OTHER
                                            NUMBER                   PAID-IN    COMPREHENSIVE  RETAINED     TREASURY   SHAREHOLDERS'
                                          OF SHARES     AMOUNT       CAPITAL    INCOME (LOSS)  EARNINGS       STOCK      EQUITY
                                          ----------  ----------    ----------   ----------   ----------    ---------   ----------
                                                                  $ IN THOUSANDS, EXCEPT SHARE AMOUNTS
                                          ------------------------------------------------------------------------------------------
Balances at December 31, 2004 (Restated)   2,639,853  $       27    $   26,240    $    1,244   $    2,689   $     (164)  $   30,036

Shares issued for exercise of options         77,838
Net loss                                                                                           (1,132)                   (1,132)
Net unrealized gain on available for
 sale marketable securities, net of taxes                                                113                                    113
Net loss on foreign exchange rate,
 net of taxes                                                                           (524)                                  (524)
                                                                                                                         ----------
Total comprehensive loss                                                                                                     (1,543)
                                          ----------  ----------    ----------    ----------   ----------   ----------   ----------
Balances at December 31, 2005              2,717,691          27        26,240           833        1,557         (164)      28,493

                                                                                                    3,842                     3,842
Net income
Net unrealized gain on available for
 sale marketable securities, net of taxes                                                810                                    810
Net gain (loss) on foreign exchange rate,
 net of taxes                                                                          1,599                                  1,599
                                                                                                                         ----------
Total comprehensive income                                                                                                    6,251
                                          ----------  ----------    ----------    ----------   ----------   ----------   ----------
                                           2,717,691          27        26,240         3,242        5,399         (164)      34,744
Balance of December 31, 2006
Sale of Israeli operations to sister company                            (3,046)                                              (3,046)
Net loss                                                                                           (6,411)                   (6,411)
Net unrealized gain on available for
 sale marketable securities, net of taxes                                                874                                    874
Net loss on foreign exchange rate,
 net of taxes                                                                           (690)                                  (690)
                                                                                                                         ----------
Total comprehensive loss                                                                                                     (6,227)

                                          ----------  ----------    ----------    ----------   ----------   ----------   ----------
Balance of December 31, 2007               2,717,691  $       27    $   23,194    $    3,426   $   (1,012)  $     (164)  $   25,471
                                          ==========  ==========    ==========    ==========   ==========   ==========   ==========

See notes to consolidated financial statements.




                                                ISRAMCO INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

-----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                   2007         2006           2005
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $ (6,411)     $  3,842      $ (1,132)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Discontinued operations                                              --           2,727           879
                                                                       --------      --------      --------
Income (loss) from continuing operations                                 (6,411)        6,569           253

      Depreciation, depletion, amortization and impairment               10,270         1,123         1,769
      Accretion expense                                                     219            71            25
      Unrealized gain on marketable securities                             (344)       (1,177)         (550)
      Equity in earnings of unconsolidated affiliates                      (741)       (1,316)         (661)
      Changes in deferred taxes                                          (5,488)          271          (355)
      Net unrealized loss (gain) on derivative contracts                 11,352        (1,718)         --
      Realized gain on sale of investment and                            (1,664)         --            --

Changes in components of working capital and other assets and liabilities
      Accounts receivable                                                (6,192)          202            30
      Prepaid expenses and other current assets                              92        (1,103)       (1,061)
      Accounts payable and accrued liabilities                           (1,755)        3,271           871
                                                                       --------      --------      --------
Net cash provided by (used in) operating activities
      Continuing operating                                                 (662)        6,193          (185)
      Discontinuing operating                                              --           1,040         1,741
                                                                       --------      --------      --------
Net cash provided by (used in) operating activities                        (662)        7,233         1,556


CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in affiliate                                              --          (1,197)         --
      Addition to property and equipment, net                           (86,123)       (9,737)       (3,686)
      Proceeds from sale of gas properties and equipment                     36          --            --
      Proceeds from restricted deposit, net                              15,498       (17,000)         --
      Proceeds from sale of subsidiary - Magic                            2,150          --            --
      Proceeds from sale of other investment                              2,270          --            --
      Purchase of marketable securities                                    (740)       (2,056)       (3,353)
      Proceeds from sale of marketable securities                         3,253         5,957         7,315
                                                                       --------      --------      --------
      Continuing operating                                              (63,656)      (24,033)          276
      Discontinuing operating                                              --              (8)       (1,017)
                                                                       --------      --------      --------
Net cash used in investing activities                                   (63,656)      (24,041)         (741)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from loans - related parties                          36,716        17,164          --
      Proceeds from long-term debt                                       35,300          --            --
      Repayment of long-term debt                                        (8,300)         --            --
      Borrowings (repayments) of short - term debt, net                   1,241           (22)         (907)
                                                                       --------      --------      --------
      Continuing operating                                               64,957        17,142          (907)
      Discontinuing operating                                              --            (961)         (735)
                                                                       --------      --------      --------
Net cash provided by (used in) financing activities                      64,957        16,181        (1,642)

                                                                            639          (627)         (827)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                            573         1,200         2,027
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                       --------      --------      --------
                                                                       $  1,212      $    573      $  1,200
CASH AND CASH EQUIVALENTS AT END OF YEAR
                                                                       ========      ========      ========

See notes to the consolidated financial statements.

                                                    F-5

                                  ISRAMCO INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Isramco Inc. and subsidiaries ("Isramco" or the "Company") are primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties located, mainly in United States of America ("United states"). The Company operates in one segment, oil and natural gas exploration and exploitation. The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. Investments in unconsolidated affiliates, in which Isramco is able to exercise significant influence, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. These estimates include oil and natural gas reserve quantities which form the basis for the calculation of amortization of oil and natural gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results may differ from the estimates and assumptions used in the preparation of the Company's consolidated financial statements.

CASH AND CASH EQUIVALENTS.

Isramco records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectibility and establishes or adjusts the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounts as of December 31, 2007 or 2006.

OIL AND GAS OPERATIONS.

Isramco accounts for its natural gas and crude oil exploration and production activities under the successful efforts method of accounting.

Oil and gas lease acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed, at least anually, on a lease-by-lease basis, and any impairment in value is recognized. Lease rentals are expensed as incurred.

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production, a conclusive formation test. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. A significant portion of the property costs reflected in the accompanying consolidated balance sheets are from acquisitions of proved properties from other oil and gas company (see Note 2). Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and crude oil, are capitalized.

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.

Assets are grouped in accordance with paragraph 30 of Statement of Financial Accounting Standards (SFAS) No. 19, "FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES." The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

Amortization rates are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions and 4) impairments.

Isramco accounts for impairments under the provisions of SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." When circumstances indicate that an asset may be impaired, Isramco compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on Company and third party 's estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

In 2007, 2006 and 2005, The Company reported impairment charge of $3,203 thousand, $668 thousand and $759 thousand, respectively, relating to its proved properties.

PROPERTY, PLANT AND EQUIPMENT OTHER THAN OIL AND NATURAL GAS PROPERTIES

Other operating property and equipment are stated at the lower of cost or fair market value. Provision for depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets. The cost of normal maintenance and repairs is charged to operating expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in current operations. On December 31, 2007 we sold undeveloped real estate located in Israel to related party (for further information see Note 5 "closure of the Israeli branch office").

In 2007, The Company reported impairment charge of $928 thousand to undeveloped real estate located in Israel.

In 2006, The Company reported impairment charge of $2,200 thousand to the vessel included in discontinued operation.

MARKETABLE SECURITIES

Statement of Financial Accounting Standard No. 115 (SFAS No. 115),"ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", requires Isramco to classify its debt and equity securities in one of three categories: trading, available-for-sale and held-to-maturity. Trading securities are bought and held principally for the purposes of selling them in the near term. Held-to-maturity securities are those securities in which Isramco has both the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

ASSET RETIREMENT OBLIGATION

In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). SFAS 143 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Upon adoption, the Company recorded an asset retirement obligation to reflect the Company's legal obligations related to future plugging and abandonment of its oil and natural gas wells. The Company estimated the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells as these obligations are incurred.

CONCENTRATIONS OF CREDIT RISK

The Company through its wholly-owned subsidiary Jay Management LLC ("Jay Management") operates a substantial portion of its oil and natural gas properties. As the operator of a property, the Company makes full payments for costs associated with the property and seeks reimbursement from the other working interest owners in the property for their share of those costs. The Company's joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general were adversely affected, the ability of the Company's joint interest partners to reimburse the Company could be adversely affected.

The purchasers of the Company's oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. The Company has not experienced any significant losses from uncollectible accounts. The Company does not believe the loss of any one of its purchasers would materially affect the Company's ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company's areas of operations.

REVENUE RECOGNITION

Revenues from the sale of oil and natural gas are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectibility of the revenue is reasonably assured. The Company follows the entitlement method of accounting for recording oil and gas revenues under that method, any revenues received in excess of the Company's share is treated as a liability. If revenues received are less than Company's share, the deficiency is recorded as an asset. The Company's imbalance position was not significant in terms of volumes or values at December 31, 2007 and 2006.

PRICE RISK MANAGEMENT ACTIVITIES

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 and as amended by SFAS No. 149, AMENDMENT OF STATEMENT NO. 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company has elected to not designate any of its positions for hedge accounting for the years ended December 31, 2007, 2006 and 2005. Accordingly, the Company records the net change in the mark-to-market valuation on its derivative contracts in current earnings as a component of other income and expenses on the consolidated statements of operations.

In 2007, 2006 and 2005, The Company recorded gain (loss) of $(8.6) million, $2.6 million and $(0.67) million, respectively, related to its derivative instruments. Fair values are derided principally from market quoted and other independent third-party quotes.

INCOME TAXES

Uncertainty in July 2006, the FASB issued Financial Interpretation (FIN) 48, Accounting for In created a single model to address Income Taxes--an Interpretation of FASB 109 (FIN 48). FIN 48 created a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 effective January 1, 2007 which did not have a material impact on the Company's operating results, financial position or cash flows. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

TRANSLATION OF FOREIGN CURRENCIES

Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. Isramco has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in current income. The functional currency of our Israeli subsidiaries is the New Israeli Shekel.

EARNINGS PER SHARE

Isramco follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted loss per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. For the year ended December 31, 2005, Isramco's stock options were anti-dilutive.

ENVIRONMENTAL

Isramco is subject to extensive federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require Isramco to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Liabilities for expenditures of no capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. No significant amounts for environmental liabilities were recorded at December 31, 2007 and 2006.

STOCK-BASED COMPENSATION

In January 2006, the Company adopted SFAS No. 123(R), SHARE-BASED PAYMENT (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used. The Company used the modified prospective application method as detailed in SFAS 123(R).

Prior to adopting SFAS 123(R), the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123) prospectively, using the fair value recognition method to all employee and director awards granted, modified or settled after January 1, 2003. Prior to the adoption, the Company elected to follow Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options. There were no costs accounted for under APB 25 during the years ended December 31, 2007, 2006 and 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS AND DEVELOPMENTS

In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company's operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS." SFAS No. 157 provides a definition of fair value and provides a framework for measuring fair value. The standard also requires additional disclosures on the use of fair value in measuring assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and requires disclosure of fair value measurements within that hierarchy. In February 2008, the FASB issued a Staff Position on SFAS No. 157, FASB Staff Position No. FAS 157-2, "EFFECTIVE DATE OF FASB STATEMENT NO. 157," (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, except as provided by FSP 157-2. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. FSP 157-2 requires an entity that does not adopt SFAS No. 157 in its entirety to disclose, at each reporting date until fully adopted, that it has only partially adopted SFAS No. 157 and the categories of assets and liabilities recorded or disclosed at fair value to which SFAS No. 157 has not been applied. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial statements, but will result in additional disclosures related to the use of fair values in the financial statements.

During July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109." FIN No. 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods and disclosure requirements. FIN No. 48 is effective for fiscal periods beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 effective January 1, 2007 which did not have a material impact on the Company's operating results, financial position or cash flows. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

2.       ACQUISITIONS

TRANSACTION WITH FIVE STATES

On March 2, 2007, Isramco purchased certain oil and gas properties located in Texas and New Mexico from Five States Energy Company, LLC for an aggregate preliminary purchase price of $92 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 2, 2007, the effective dated of the purchase was determined to be October 1, 2006 (the "Effective Date"). Accordingly, the Company is entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This will result in an adjustment to the preliminary purchase price. These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through December 31, 2007. According to an engineering report prepared by an independent consulting company relating to the properties purchased, the estimated proved developed producing reserves are 1,447,161 net barrels of oil and 20,078,174 net MMCF's of natural gas and 1,305,705 net of liquid products. Isramco funded $7.7 million of the Purchase Price from working capital and the balance from a combination of commercial bank loans and loans from related parties (for further information see Note 8 "Long-Term Debt"). Additionally, pursuant to an agreement between Sigma Energy Corporation ("Sigma"), an unrelated party that originated the transaction with Five States, Isramco and IEN, IEN paid to Sigma on March 2, 2007, the amount of $300 thousand and after Payout (as defined in the Agreement with Sigma), IEN undertook to assign to Sigma a direct ownership interests of 3.75% of the interests acquired by IEN under the Purchase Agreement

The following table summarizes the preliminary estimated fair values of assets that Isramco acquired and the liabilities assumed in connection with the acquisition of the Five States properties (in thousands):

-------------------------------------------------------
AS OF DECEMBER 31                                2007
-------------------------------------------------------

Oil and gas properties (after adjustments)     $ 88,304
Asset retirement obligation                      (2,020)

                                               --------
Net asset acquired                             $ 86,284
                                               ========

The following pro forma information assumes the acquisition of the Five States properties occurred as of January 1, 2006. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented. (in thousands, except for share data)


------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,  2007                   AS REPORTED     PRO FORMA
------------------------------------------------------------------------

Revenues                                        $   22,756      $ 25,949

Net loss                                        $   (6,411)     $ (6,181)

Income (loss) per share - basic and diluted
     Continuing                                 $    (2.36)     $  (2.27)
operations
     Discontinued
operations                                            --            --
                                                ----------      --------
                                                $    (2.36)     $  (2.27)
Total
                                                ==========      ========


------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,  2006                   AS REPORTED     PRO FORMA
------------------------------------------------------------------------

Revenues                                        $   5,562      $   27,925

Net income                                      $   3,842      $    4,750

Income (loss) per share - basic and diluted
     Continuing                                 $    2.42      $     2.75
operations
     Discontinued                               $   (1.01)     $     (1.01)
operations
                                                ---------      ----------
Total                                           $    1.41      $     1.74
                                                =========      ==========

------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,  2005                   AS REPORTED     PRO FORMA
------------------------------------------------------------------------

Revenues                                        $   5,895      $   28,485

Net                                             $  (1,132)     $     (909)
loss

Income (loss) per share - basic and diluted
     Continuing                                 $   (0.09)     $    (0.00)
operations
     Discontinued                                   (0.33)          (0.33)
operations
                                                ---------      ----------
                                                $   (0.42)     $    (0.33)
Total
                                                =========      ==========

3.      TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Until December 31, 2007, we acted as operator for joint ventures with related parties in Israel engaged in the exploration of oil and gas for which it receives operating fees equal to the largest of 6% of the actual direct costs or minimum monthly fees of $6,000.

In December 2003, we entered into a consulting agreement with Doron Avraham, at that time the Vice President of the Isramco. Pursuant to this agreement, we agreed to pay the consultant the sum of $15 thousand per month plus expenses in consideration of the services that he provides to Isramco. The consulting agreement expired in November 2007.

We paid Israel Oil Company ("I.O.C") $226 thousand and, $235 thousand for the years ended December 31, 2007 and 2006, respectively, for rent and office, secretarial and computer services. I.O.C is fully owned by Naphtha Israel Petroleum Corp. Naphtha is the sole shareholder of Naphtha Holdings, Ltd., which is the record holder of 48.4% of our outstanding common stock and which may be deemed to be controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco.In addition, We paid Israel Oil Company Ltd $120 thousand consulting fee for Isramco's projects in the U.S.

Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary of Isramco (on December 31, 2007 we sold IOG to related party, for further information see Note 5 "closure of the Israeli branch office") was the general partner of Isramco-Negev 2 Limited Partnership, from which we received management fees and expense reimbursements of approximately $480 thousand for each of the years ended December 31, 2007, 2006, and 2005.

In May 1996, we entered into a consulting agreement with Goodrich Global L.T.D. B.V.I., a company owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco. Pursuant to this consulting agreement, we pay the consultant $144 thousand per annum in installments of $12 thousand per month plus expenses in consideration of the services that Mr. Tsuff provides to Isramco. In April 1997, the consulting fees payable under the agreement was increased to $240 thousand per annum in installments of $20 thousand per month. The term of the consulting agreement expires in May 2008. In the event that we terminate the agreement, the consultant will be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fees due for the remaining term of the agreement.

In November 1999, we entered into a consulting agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon, the President. Jackob Maimon is a director of Isramco. Pursuant to this consulting agreement, we pay the consultant $240 thousand per annum in installments of $20 thousand per month plus expenses in consideration of the services that he provides to Isramco. The agreement expires in May 2008. In the event that we terminate the agreement, , the consultant shall be entitled to receive a lump sum severance payment equal to the balance of the unpaid consulting fees due for the remaining term of the agreement.

In December 2006, we awarded bonuses of $ 150 thousand to our President.

In December 2005, we awarded bonuses of $150 thousand to our Chief Executive Officer and Chairman of the Boards of Directors, $150 thousand to our President and $75 thousand to our Vice President.

4.      INVESTMENTS IN AFFILIATE

Isramco Oil and Gas Ltd. ("IOG"), a wholly-owned subsidiary of Isramco, was the general partner of the Isramco Negev 2 Limited Partnership (the "Limited Partnership"). The daily management of the Limited Partnership is under the control of the general partner; however, matters involving the rights of the Limited Partnership unit holders are subject to supervision of a supervisor, appointed to supervise the Limited Partnership activities, and in some instances the approval of the Limited Partnership unit holders. Through IOG, we own a 0.05% interest in the Limited Partnership, which is accounted for by the equity method of accounting.

On December 31, 2007 Isramco sold IOG including the participation unit in Isramco Negev 2 LP to related party (for further information see Note 5 "closure of the Israeli branch office"). As of December 31, 2006, Isramco owned 345,309,522 units or 8.17% of the issued Limited Partnership units of the Limited Partnership, Isramco Negev 2. Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (in thousands):

BALANCE SHEET

-----------------------------------------
AS OF DECEMBER 31                 2006
-----------------------------------------

Current Assets                   $134,628
Other Assets                        3,277

                                 --------
Total Assets                     $137,905
                                 ========


Current Liabilities              $    996
Equity                            136,909

                                 --------
Total Liabilities and equity     $137,905
                                 ========


STATEMENT OF OPERATIONS

------------------------------------------------------------------
YEAR ENDED DECEMBER 31,            2007       2006         2005
------------------------------------------------------------------


Income                           $3,778     $ 14,819     $ 15,509
Expenses                          1,094        1,001       (7,267)

                                 --------------------------------
Net income                       $2,684     $ 13,818     $  8,242
                                 ================================

On December 31, 2007 Isramco sold the participation unit in IOC Dead Sea 2 LP to related party (for further information see Note 5 "closure of the Israeli branch office"). As of December 31, 2006, Isramco owned 7,877,248 of units (24.97%% of the issued Partnership units) of the I.N.O.C Dead Sea Limited Partnership. Summarized financial information of I.N.O.C. Dead Sea Limited Partnership is as follows (in thousands):

BALANCE SHEET

-----------------------------------------
AS OF DECEMBER 31                 2006
-----------------------------------------

Current Assets                   $17,004
Other Assets                        --

                                 -------
Total Assets                     $17,004
                                 =======


Current Liabilities              $    67
Equity                            16,937

                                 -------
Total Liabilities and Equity     $17,004
                                 ========


STATEMENT OF OPERATIONS

------------------------------------------------------------------
YEAR ENDED DECEMBER 31,            2007       2006         2005
------------------------------------------------------------------


Income                           $ 4,222     $ 3,091      $ 1,495
Expenses                         $   293        (280)        (262)

                                 --------------------------------
Net income                       $ 3,929     $ 2,811      $ 1,233
                                 ================================

5.      CLOSURE OF THE ISRAELI BRANCH OFFICE

On December 31, 2007, Isramco and I.O.C- Israel Oil Company Ltd, an Israeli company and related party ("IOC"), entered into an agreement pursuant to which the Company sold and transferred to IOC its Israeli based activities and assets currently conducted and managed by the Company's Israel branch office (the "Branch Office") and its own shares in Isramco Oil&Gas (the general partner of Negev 2 LP), for aggregate consideration of approximately $13.6 million. Following the sale of these assets, the Company no longer conducts operations in Israel though it will continue to hold working interests in certain oil and gas assets offshore Israel. The decision was taken in light of the Company's expanding oil and gas operations in the United States of America and management's decision that it is the Company's best interests to focus on the oil and gas operations in the United States of America and terminate activities in Israel which, prior to the sale transaction reported hereunder, comprised a relatively insignificant component of the Company's overall operations.

The principal assets transferred to IOC include participation units in the Israeli oil and gas limited partnerships Isramco Negev 2 ("Negev") and INOC Dead Sea ("Dead Sea"), both of which were held by the Branch Office. The participation units of each of Negev and Dead Sea trade on the Tel Aviv Stock Exchange. The sale of the units was completed through a private non-market transaction with IOC where the sale price of the Negev and Dead Sea units was established at, respectively, a 7% and 10% discount to the closing sale price of these units on the Tel Aviv Stock Exchange on December 30, 2007. The discounts were established by an independent appraiser. The Branch Office also transferred to IOC all operating activities at the Branch Office, including, employees, fixed assets, marketable securities and certain rights and liabilities, as well as the Company's holdings of Isramco Oil and Gas Ltd. and title to undeveloped real estate located in Israel.

IOC is a wholly-owned subsidiary of Naphtha Israel Petroleum Corp, Ltd. ("Naphtha"). Naphtha holds 100% of Naphtha Holdings Ltd., which holds approximately 48% of the Company's issued and outstanding stock.

Since this is a transaction between entities under common control, the Company recorded the loss of approximately $3,046 million from the transaction, as a reduction of shareholders' equity (additional paid in capital).

The proceeds of the sale were used by the Company to pay down part of our loan with Naphtha.

6.      MARKETABLE SECURITIES

As of December 31 2006, we had net unrealized gains on marketable securities of $1,054 thousand. Sales of marketable securities resulted in realized gains of $52 thousand, $1,177 thousand and $551 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Trading securities, which are primarily traded on the Tel-Aviv Stock Exchange, consists of the following (in thousands):


------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31                                  2007                                   2006
------------------------------------------------------------------------------------------------------------
                                             COST          MARKET VALUE          COST           MARKET VALUE
                                         -------------------------------------------------------------------
Debentures and Convertible Debentures         --                    --         $      495         $    1,560
Equity securities                             --                    --              1,407              1,375
Investment Trust Funds                        --                    --                174                195
                                         -------------------------------------------------------------------
                                         $    --            $       --              2,076         $    3,130
                                         -------------------------------------------------------------------

Available-for-sale  securities,  which are primarily  traded on the Tel-Aviv  Stock  Exchange and on the OTC
Bulletin Board, consist of the following (in thousands):

------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31                                  2007                                   2006
------------------------------------------------------------------------------------------------------------

                                             COST          MARKET VALUE          COST           MARKET VALUE
                                         -------------------------------------------------------------------
                                         $   1,619          $      6,809       $    1,894         $    5,759
                                         -------------------------------------------------------------------


7.      DERIVATIVE AND HEDGING ACTIVITIES

From time to time, the Company enters into derivative commodity instruments to hedge its exposure to price fluctuations on anticipated oil and natural gas production. Under price swaps, the Company is required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. The Company elected not to designate any positions as cash flow hedges for accounting purposes for the years ended December 31, 2007, 2006 and 2005. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations as a component of other income and expenses on the consolidated statements of operations.

As of December 31, 2007, the Company had a $9.4 million derivative liability, $3.1 million of which was classified as current. The Company recorded a net derivative loss of $8.6 million ($11.3 million unrealized loss and a $2.7 million net gain for cash received on settled contracts) for the year ended December 31, 2007.

As of December 31, 2006, the Company had a $1.7 million derivative asset, all of which was classified as current. The Company recorded a net derivative gain of $2.6 million for the year ended December 31, 2007.

For the year ended December 31, 2005 the Company recorded a net derivative loss of $0.6 million


-------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2007                          Swap Contracts
-------------------------------------------------------------------------------------------------
                               Natural Gas                               Crude Oil
                  -------------------------------------- ----------------------------------------

                                             Weighted                                   Weighted
                             Price range      Average                  Price range      Average
                   Volume                      Price       Volume                        Price
                   (MMBTU)    ($/MMBTU)      ($/MMBTU)     (Bbl)        ($/MMBTU)       ($/Bbl)
                  ------------------------------------   ----------------------------------------
2008               93,876      8.2-8.365       8.22       10,516       64.15-68.46       65.2

2009               85,874        7.77          7.77        9,796       63.9-67.86        64.71

2010               79,286        7.49          7.49        8,147       63.3-63.8         63.63

2011                                                       4,800       82.1-83.42        68.97

On February 20, 2008 the Company signed additional swap contract with commercial bank to sell 25,000 barrels of crude oil during 10 months commencing January 2011.

Following the cosigning of the Agreements with GFB and Trans Republic (for further information See Note 19 "subsequent events"), Isramco signed additional swap contracts with Scotia Bank to secure its future oil and gas prices. 4 swap contracts to for volume of 605,016 barrels of crude oil during 48 months commencing April 2008. Swap contracts for volume of 3,433,348 MMBTU of natural gas during 48 months commencing April 2008.

8.      LONG-TERM DEBT

Long-Term Debt as December 31 consisted of the following (in thousands):

-------------------------------------------------------------------------

                                                         2007      2006
-------------------------------------------------------------------------


Libor + 2% Bank Revolving Credit Facility due 2011      27,000         --

Libor + 6% Related party Debt due 2012                  13,128         --

Libor + 5.5% Related party Debt due 2014                 6,788         --

Libor + 6% Related party Debt due 2014                  20,098         --
                                                       ------------------

                                                        67,014         --

Less: Current Portion of Long-Term Debt                 (3,000)        --
                                                       ------------------

        Total                                           64,014         --
                                                       ==================

For funding the Oil and Gas Properties acquired from Five States in 2007 (see
Note 2) the Company obtained loans in the total principle amount of $84.3 million as described below:

Isramco obtained loans in the total principle amount of $42 million from Naphtha Israel Petroleum Corp. Ltd., the parent company (including through its wholly owned subsidiary IOC-Israel Oil Company Ltd) ("Naphtha") with terms and conditions as below:

On February 27, 2007 (the "Loan Agreement"), Isramco obtained $18.5 million. The outstanding principal amount of the loan accrues interest at per annum rate equal to the London Inter-bank Offered Rate (LIBOR) plus 5.5%, not to exceed 11% per annum. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 26, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Isramco agreed to grant to Naphtha a security interest in certain specified properties held by Jay Petroleum, its wholly owned subsidiary. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco's failure to secure the indebtedness as provided for in the agreement, pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco's material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco's failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco's insolvency or liquidation or a bankruptcy event or(v) Isramco's criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan. Mr. Jackob Maimon, Isramco's president and director is a director of Naphtha and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of Naphtha. During 2007 the Company repaid $13.6 million as part of the proceeds received from the selling of the Israeli activities (for further information see Note 5 "closure of the Israeli office").

On February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan from Naphtha, in the principal amount of $11.5 million, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty .The Second Loan is not secured. The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement.

On February 27, 2007 (the "Third Loan Agreement ") Isramco obtained a loan from Naphtha, in the principal amount of $12 million, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. At any time Isramco can make prepayments without premium or penalty. The Third Loan is not secured. The other terms of the Third Loan Agreement are identical to the terms of the Loan Agreement.

On February 26, 2007 Isramco obtained a loan from J.O.E.L Jerusalem Oil Exploration Ltd, a related party ("JOEL"), in the principal amount of $ 7 million, repayable at the end of 3 months (that was extended until July 11, 2007). Interest accrues at a per annum rate of 5.36%. On July 2007 the Company and J.OEL reach an agreement to revise the period of the Loan to seven years and the interest rate to LIBOR plus 6%. Mr. Jackob Maimon, Isramco's president and director is a director of JOEL and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

In 2007 the Company recorded interest expenses of $4,728,000 in relating to the loans from related party.

Pursuant to a Credit Agreement, dated as of March 2, 2007 (the "Credit Agreement") between Isramco Energy and Wells Fargo Bank NA, as administrative agent, Isramco Energy obtained a $35.3 million credit line from Wells Fargo. Amounts outstanding under the credit line are payable by March 1, 2011. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%. The Credit Agreement contains covenant that the Company needs to comply with. Amounts outstanding under the Credit Agreement are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Energy.

9.      INCOME TAXES

The principal components of Isramco's deferred tax assets and liabilities as of December 31 were as follows (in thousands):

----------------------------------------------------------------------------
                                                            2007       2006
----------------------------------------------------------------------------


DEFERRED CURRENT TAX ASSETS:
    Commodity hedging contracts                            $ 1,047      --
----------------------------------------------------------------------------
Deferred current tax assets                                $ 1,047      --
============================================================================

DEFERRED NONCURRENT TAX LIABILITIES:
    Book-tax differences in property basis                 $  (860)  $(1,369)
    Book-tax differences in investment in partnerships        --      (3,048)
    Book-tax differences in marketable securities           (1,764)   (1,467)
    Commodity hedging contracts                            $ 2,151   $  --
    Losses carry-forward                                      --       1,072
    Other                                                     (482)      400

----------------------------------------------------------------------------
Net long-term deferred tax liabilities                     $  (955)  $(4,412)
============================================================================


The principal components of Isramco's Income Tax Provision for the years indicated below were as follows (in thousands):

--------------------------------------------------------------------
                                  2007          2006           2005
--------------------------------------------------------------------

CURRENT INCOME TAX:
  Federal                           --         $  (167)      $  --
  Foreign                            741           400           370
  State                             --             150            25
                                 -----------------------------------
  Total current income tax       $   741       $   383       $   395
                                 -----------------------------------

DEFERRED INCOME TAX
  Federal                        $(5,933)      $   343       $  (355)
  Foreign                           --            --            --
  State                             --            --            --
                                 -----------------------------------
  Total deferred income tax      $(5,933)      $   343       $  (355)
                                 -----------------------------------
PROVISION FOR INCOME TAX         $(5,192)      $   726       $    40
                                 ===================================

The domestic and non-U.S. components of income (loss) before income taxes and a reconciliation of the income tax provision (benefit) to theoretical income tax computed by applying the U.S. federal statutory tax rate are as follows:

--------------------------------------------------------------------
                                    2007          2006          2005
--------------------------------------------------------------------
Computed at U.S. statutory         -35.00%       35.00%       -35.00%
rates
State income taxes, net of
federal benefit                      2.10%        2.10%         2.30%
Income tax on sale of foreign
operation                          -10.00%         --            --
Foreign income taxes                   --         9.60%        33.90%
Accretion expense                      --       -35.20%          --
Other                               -1.86%        0.20%         2.50%
                                 -----------------------------------
EFFECTIVE INCOME TAX RATE          -44.76%       11.70%         3.70%
                                 ===================================

10.     EARNINGS PER SHARE

The following table sets forth the computation of Net Income Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):


---------------------------------------------------------------------------------------------------------------------
                                                                    2007                   2006                 2005
---------------------------------------------------------------------------------------------------------------------
Numerator for Basic and Diluted Earnings per Share -              $    (6,411)     $       6,569         $      (253)
     Net Income (loss) from continuing operations                 $    (6,411)     $       3,842         $    (1,132)
     Net Income (loss)

Denominator for Basic Earnings per Share -
     Weighted Average Shares                                        2,717,691          2,717,691           2,709,355
                                                                 ---------------------------------------------------
     Potential Dilutive Common Shares -                             2,717,691          2,717,691           2,709,355
     Adjusted Weighted Average Shares

Net Income Per Share Available to Common Stockholders -
     Basic and Diluted

     Continuing operations                                        $       (2.36)     $        2.42        $     (0.09)
     Discontinuing operations                                                -               (1.01)             (0.33)
                                                                 ----------------------------------------------------
     Total                                                        $       (2.36)     $        1.41        $     (0.42)
                                                                  ===================================================

11.     STOCK OPTIONS

As of December 31, 2007, 20,050 shares of common stock were reserved for issuance under the 1993 Plan. Options granted under the 1993 Plan may be either incentive stock options under the Internal Revenue Code or options which do not qualify as incentive stock options. Options granted under the 1993 Plan may be exercised for a period of up to ten years from the grant date. The exercise price for an incentive stock option may not be less than 100% of the fair market value of Isramco's common stock on the date of grant. All the options granted under the 1993 Plan to date were fully vested on the date of grant. The administrator of the 1993 Plan may set the exercise price for a nonqualified stock option at less than 100% of the fair market value of Isramco's common stock on the date of grant.

No stock options were granted during 2007, 2006 and 2005. Shares of common stock reserved for future issuance under the 1993 plan are 20,050 shares. There are no granted stock options outstanding under the 1993 Plan as of balance sheet date.

12.     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was as follows for the years ended December 31 (in thousands):

------------------------------------------------------------------
                            2007              2006           2005
------------------------------------------------------------------

                           $3,284            $  217        $  205
Interest
                           $  174            $   76        $   65
Income taxes

The consolidated statements of cash flows exclude the following non-cash transactions:

o       Property and equipment of $700 thousand included in accounts payable

o Sale of assets, liabilities and rights for $13.6 million offset against loan from related party

13.      CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of trade accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2007.

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

14.     COMMITMENTS AND CONTINGENCIES

Commitments

Isramco has several non-cancelable leases, however, the aggregate commitment is not material

Contingencies

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on the Company's best estimate of the potential loss. In the opinion of management, Isramco's ultimate liability, if any, in these pending actions is not expected to have a material adverse effect on the financial position, operating results or liquidity of Isramco.

15.     ASSET RETIREMENT OBLIGATION

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company records a liability (an asset retirement obligation or ARO) on the consolidated balance sheet and capitalizes the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis.

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):


---------------------------------------------------------------------------------------------------------
                                                                           2007                 2006
---------------------------------------------------------------------------------------------------------
Liability for asset retirement obligation at  the beginning of
the year                                                                   $         356    $         343

     Liabilities Incurred                                                          2,050                8
     Liabilities Settled                                                              --               --
     Accretion                                                                       219               71
     Revisions                                                                        45              (66)
                                                                           ------------------------------
                                                                           $       2,670    $         356
                                                                           ------------------------------
Liability for asset retirement obligation at  the end of the year

16.     GEOGRAPHICAL SEGMENT INFORMATION

Isramco's operations for 2007 involve one industry segment - the exploration, development production and transportation of oil and natural gas and holding and leasing its cruise line vessel. Prior to 2007, Isramco operated in two industry segments - oil and gas activities and leasing its cruise line vessel. Its current oil and gas activities are concentrated in the United States and Israel (on December 31, 2007 the Company sold the majority of the Company's Israeli based activities and assets, for further information see Note 5 "closure of the Israeli branch") . Operating outside the United States subjects Isramco to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war, terrorism and other political risks, risks of increased taxes and governmental royalties, renegotiation of contracts with government entities and change in laws and policies governing operations of foreign-based companies.

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


--------------------------------------------------------------------------------------------------
                                                                                         TOTAL
GEOGRAPHIC SEGMENTS (IN THOUSANDS)                   UNITED STATES       ISRAEL       OIL AND GAS
--------------------------------------------------------------------------------------------------
2007
Sales and other operating revenues                       $  20,916       $   1,840       $  22,756
Costs and operating expenses                                19,796           1,387          21,183
                                                         -----------------------------------------
Operating profit (loss)                                  $   1,120       $     453       $   1,573

Interest income                                                                               (434)
 Interest expense                                                                            6,778
Gain on marketable securities and net gain in
     investee                                                                                  (52)
Realized gain on sale of investment and
     capital gain                                                                           (1,754)
Loss from swap transaction                                                                   8,638
Income benefit                                                                              (5,192)
                                                         -----------------------------------------
Net loss before discontinued operation                                                      (6,411)
Loss on discontinued operation                                                                --
                                                         -----------------------------------------
Net loss                                                                                    (6,411)
                                                         =========================================

Identifiable assets at December 31, 2007                 $  99,955       $    --         $  99,955
Cash and corporate assets                                                                   10,753
                                                                                         ---------
Total assets at December 31, 2007                                                        $ 110,708


                                                                                              2006
Sales and other operating revenues                       $   2,167       $     825       $   2,992
Costs and operating expenses                                 2,290             251           2,541
                                                         -----------------------------------------
Operating profit (loss)                                       (123)            574             451

Interest income and other                                                                      448
Net gain in investee and gain on marketable                                                  3,747
Securities
General corporate expenses                                                                  (1,964)
Internet expense                                                                              (294)
Compensation for legal settlement                                                            2,536
Gain from swap transaction                                                                   2,604
Other income                                                                                    39
Income taxes                                                                                  (726)
                                                         -----------------------------------------
Net income before discontinued operation                                                     6,569
Loss on discontinued operation                                                              (2,727)
                                                         -----------------------------------------
Net income                                                                               $   3,842
                                                         =========================================
Identifiable assets at December 31, 2006                 $  10,560       $      66       $  10,626
Cash and corporate assets                                                                   51,447

                                                                                         ---------
Total assets at December 31, 2006                                                        $  62,073
Sales and other operating revenues                       $   3,140       $   1,550       $   4,690
Costs and operating expenses                                (3,075)           (787)         (3,862)
                                                         -----------------------------------------
Operating profit (loss)                                         65             763             828

Interest income                                                                                294
Gain on marketable securities and net gain in                                                1,212
     investee
General corporate expenses                                                                  (2,045)
Other income (expense)                                                                        (524)
Compensation for legal settlement                                                               --
Gain from swap transaction                                                                    (641)
Income taxes                                                                                   (40)
                                                         -----------------------------------------
Net loss before discontinued operation                                                        (253)
Loss on discontinued operation                                                                (879)
                                                         -----------------------------------------
Net loss                                                                                 $  (1,132)
                                                         =========================================

Identifiable assets at December 31, 2005                 $   5,236       $      68       $   5,304
Cash and corporate assets                                                                   33,311
                                                                                         ---------
Total assets at December 31, 2005                                                        $  38,615

17.     COMMON STOCK

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

18.     DISCONTINUED OPERATION

In March 2004, Isramco purchased a luxury cruise liner for aggregate consideration of $8.05 million. Isramco, through its wholly owned subsidiary, Magic 1 Cruise Line Corp., a British Virgin Island corporation ("Magic I Corp."), leased the vessel to European based tour operator from April 2005 through October 2005 and from April 6, 2006 through November 5, 2006. In December 2006, Isramco sold all of the outstanding share capital of Magic 1 Corp. to an unrelated third party for total consideration of approximately $2.15 million The sale included the assumption by the purchaser of a loan in the principal amount of $3.3 million. Following the sale, Isramco is no longer engaged in the business of cruise line vessel

RESULTS OF OPERATION FROM DISCONTINUED OPERATION FOR THE YEAR ENDED DECEMBER 31, (in thousands except for share information)

-------------------------------------------------------------------------------
                                                    2006              2005
-------------------------------------------------------------------------------

REVENUES                                           $     1,712          $ 1,520
                                                   ----------------------------
EXPENSES :
    Interest expense                                       622              389
    Cost of revenue from vessel                          1,418            1,051
    Depreciation                                           945            1,128
    General and administrative                               7               15
    Impairment of vessel                                 2,200                -
                                                   ----------------------------
TOTAL EXPENSES                                           5,192            2,583
                                                   ----------------------------

LOSS BEFORE INCOME TAXES                                 3,480            1,063
INCOME TAXES                                                 -                -
                                                   -----------------------------
NET LOSS FROM VESSEL ACTIVITY                            3,480            1,063
                                                   -----------------------------
    Interest expenses to parent company                    369              184
    Capital gain from sale of activity                     384                -
                                                   -----------------------------
NET LOSS FROM DISCONTINUED OPERATION               $     2,727           $  879
                                                   =============================

19.     SUBSEQUENT EVENTS

TRANSACTION WITH GFB LLC AND TRANS REPUBLIC RESOURCES LTD

On February 15, 2008, Jay Petroleum, entered into Purchase and Sale Agreements (the "Agreements") with GFB Acquisition - I, L.P. ("GFB") and Trans Republic Resources, Ltd. ("Trans Republic," and, together with GFB, the "Sellers") pursuant to which Jay Petroleum agreed to purchase the Sellers' interests in certain oil and gas properties located in Texas, New Mexico and Oklahoma for an aggregate purchase price of approximately $102 million (the "Purchase Price"). The transaction includes mainly operated oil and gas properties in approximately 40 fields (approximately 490 Leases) in East Texas, Texas Gulf Coast, Permian, Anadarko and San Juan Basins. Significant fields are the Alabama Ferry Field in East Texas, the Bagley Field in West Texas and New Mexico, and the Esperson Dome Field on the Texas Gulf Coast. Net daily production from the properties is approximately 600 Barrels of oil and 3.6 MMCF. Based on a third party Consulting firm that has performed a reserve report as of January 1, 2008, total net proved developed producing reserves are approximately 3.26 million barrels of oil and 18 BCF of natural gas. Contemporaneously with the execution of the Agreements, the Company paid to GFB a deposit of approximately $10 million (the "Deposit"). The final Purchase Price is subject to adjustment, as specified in the Purchase Agreement. The closing of the transaction was on March 27, 2008.

For funding the Oil and Gas Properties acquired from GFB LLC and Trans Republic Resources Ltd. (see Note 19) the Company obtained, during 2008, loans in the total principle amount of $102.9 million as described below:

On March 27, 2008 Isramco obtained a loan from JOEL, a related party, in the principal amount of $48.9 million, repayable at the end of 7 years. Interest accrues at a per annum rate of LIBOR plus 6%. Mr. Jackob Maimon, Isramco's president and director is a director of JOEL and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

Pursuant to a Credit Agreement, dated as of March 27, 2008 (the "Credit Agreement") between Isramco and the Bank of Nova Scotia ("Scotia"), as administrative agent, Isramco obtained a $54 million a line of credit. Amounts outstanding under the credit line are payable by March 27, 2012. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%.

Simultaneously to the cosigning of the agreement, the Company entered to 4 crude oil swap contracts agreements and 4 natural gas price swap contracts with the commercial bank to sell 605,016 barrels of crude oil during 48 months commencing April 1, 2008 and 3,433,348 MMBTU of natural gas during 48 months commencing April 1, 2008, which constitute 74% out of the forecasted production for 2008-2011 and 18% out of the forecasted production for 2012.

Hereunder are the open swap contracts positions as of March 26, 2008:

-----------------------------------------------------------------------------

                                   Swap Contracts
-----------------------------------------------------------------------------
                  Natural Gas                          Crude Oil
     -----------------------------------     --------------------------------

                                 Weighted                             Weighted
                Price range      Average              Price range     Average
      Volume                      Price       Volume                   Price
      (MMBTU)   ($/MMBTU)       ($/MMBTU)     (Bbl)    ($/MMBTU)      ($/Bbl)
     -----------------------------------     --------------------------------

2008 1,782,118 8.20-8.85         $  8.49     255,006  4.15-92.75    $  79.12

2009 1,941,096 7.77-8.63            8.17     276,648  63.90-90.60      79.60

2010 1,785,648 7.49-8.32            7.88     245,616  63.30-88.75      78.75

2011              764,820           8.22     210,307  82.10-88.55      87.53

2012              174,222           8.65      31,953     88.20         88.20

20.     SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

The following supplemental information regarding the oil and gas activities of Isramco for 2007, 2006 and 2005 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

---------------------------------------------------------------------------------------------------
As of December 31                                                     2007              2006
---------------------------------------------------------------------------------------------------
                                                                  UNITED STATES     UNITED STATES
                                                                ----------------- -----------------
Unproved properties not being amortized                         $          15,314 $              --
Proved property being amortized                                            93,626            16,850
Accumulated depreciation, depletion amortization and impairment           (16,291)           (5,610)
                                                                ----------------- -----------------
Net capitalized costs                                                      92,649            11,240
                                                                ================= =================



COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

---------------------------------------------------------------------------
As of December 31                            2007        2006        2005
---------------------------------------------------------------------------
                                                      UNITED STATES
                                            -------------------------------
Property acquisition costs--proved and
     unproved properties                    $ 86,284    $ 1,609     $ 2,557
Exploration costs                           $    269        125         110
Development costs                           $  2,691    $ 4,652     $   582

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

The following table represents Isramco's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 2007, 2006 and 2005, and for the years then ended. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompilation. All of Isramco's proved reserves are in the United States. Isramco's oil and gas reserves are priced at $7.465 and $95.95 per barrel per Mcf, respectively, at December 31, 2007


-------------------------------------------------------------------------------------
                                        OIL BBLS          GAS MCF           NGL BBLS
-------------------------------------------------------------------------------------
December 31, 2004                         140,080         2,011,440              --

Revisions of previous estimates           (20,269)         (118,402)             --
Acquisition of minerals in place            1,280           106,670              --
Sales of minerals in place                   --                --                --
Production                                (15,723)         (355,008)             --
December 31, 2005                         105,368         1,644,700              --
                                                                                 --
Revisions of previous estimates            24,071           (59,066)             --
Acquisition of minerals in place             --                --                --
Sales of minerals in place                   --                --                --
Production                                (13,464)         (213,634)             --
December 31, 2006                         115,975         1,372,000              --

Revisions of previous estimates           358,044         1,455,617           838,595
Acquisition of minerals in place        1,625,855        24,075,738         1,425,600
Sales of minerals in place                   --                --                --
Production                                (96,793)       (1,550,789)         (100,534)
                                      -----------       -----------       -----------
December 31, 2007                       2,003,081        25,352,566         2,163,661
                                      ===============================================


Isramco's proved developed reserves are as follows:

                                     DEVELOPED                                           UNDEVELOPED
---------------------------------------------------------------------------------------------------------------------
                      OIL BBLS         GAS MCF      NGL BBLS            OIL BBLS            GAS MCF        NGL BBLS
                    -------------------------------------------------------------------------------------------------
December 31, 2007    1,808,317       23,338,079       1,873,949          194,764           2,014,487          289,711
December 31, 2006     115,975         1,372,000           -               5,876             618,700              -
December 31, 2005     105,368         1,644,700           -              20,652             484,101              -
December 31, 2004     140,080         2,011,440           -              32,880             334,100              -

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


                               2007               2006               2005
                           -------------      ------------      ------------
Future cash inflows        $ 450,981,415      $ 18,208,000      $ 27,812,000
Future development
costs                         (3,502,500)         (866,000)         (894,000)
Future production
costs                       (178,384,211)       (7,170,000)       (8,045,000)
                           -------------      ------------      ------------
Future net cash flows        269,094,704        10,172,000        18,873,000
Future income tax
expenses                    (63,983,746)        (2,976,000)       (6,458,000)
Annual 10% discount
rate                       (108,345,218)        (2,875,000)       (4,927,000)
                           -------------      ------------      ------------
Standardized measure       $  96,765,740      $  4,321,000      $  7,488,000
discounted future net      =============      ============      ============
cash flows


The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                 2007               2006                2005
                             ------------       ------------       ------------
Beginning of the year        $  4,321,000       $  7,488,000       $  6,001,810
Sales and transfers of oil
  and gas produced, net of
  production costs            (13,267,315)        (1,048,000)        (1,861,000)
Net changes in prices and
  production costs              6,084,956         (5,629,000)        10,962,000
Net changes in income taxes     (8,075,637)         4,961,000            220,000
Changes in estimated future
  development costs, net of
  current development costs    (3,395,813)              --                 --
Acquisition of minerals in
  place                        95,870,804            992,000               --
Revision of previous
  estimates                    23,413,049         (1,716,000)         1,000,000
Change of discount                794,008          1,395,000            943,000
Change in production rate
  and other                    (8,979,313)        (2,123,000)        (9,740,577)
                             ------------       ------------       ------------
End of year                  $ 96,765,740       $  4,321,000       $  7,488,000
                             ============       ============       ============


UNAUDITED QUARTERLY FINANCIAL INFORMATION
 (In Thousands, Except Per Share Data)

---------------------------------------------------------------------------------------------------
       QUARTER ENDED                             MARCH 31     JUNE 30     SEPTEMBER 30  DECEMBER 31
---------------------------------------------------------------------------------------------------
2007
    Total Revenues                                $ 3,122      $ 7,215      $ 5,355      $ 7,064
    Net Income (loss) before taxes                $(2,807)     $ 1,936      $  (970)     $(9,762)
    Net income (loss) from discontinued operation    --           --           --           --
    Net Income                                    $(1,766)     $ 1,198      $  (647)     $(5,196)

    Earnings (loss) per Common Share
      -Basic and Diluted                          $ (0.65)     $  0.44      $ (0.24)     $ (1.91)

2006
    Total Revenues                                $ 1,576      $ 1,708      $ 1,081      $ 1,197
    Net Income (loss) before taxes                $ 2,650      $ 1,337      $   225      $ 3,083
    Net income (loss) from discontinued operation
                                                  $(2,500)     $   231      $   458      $  (916)
    Net Income                                    $   394      $ 1,066      $   582      $ 1,800

    Earnings (loss) per Common Share
      -Basic and Diluted                          $  0.14      $  0.39      $  0.21      $  0.67

2005
    Total Revenues                                $ 1,845      $   963      $ 2,105      $    982
    Net Income (loss) before taxes                $   989      $  (953)     $ 1,152      $ (1,401)
    Net income (loss) from discontinued operation
                                                     --        $  (201)     $   190      $  (529)
    Net Income                                    $   304      $  (596)     $   992      $(1,832)

    Earnings (loss) per Common Share
      -Basic and Diluted                          $  0.11      $ (0.22)     $  0.36      $ (0.67)
