Form 10-Q
period 2008-03-31
ISRAMCO INC
filed 2008-05-15
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of	I.R.S. Employer Number
Incorporation or Organization)

4801 Woodway Drive, HOUSTON, TX 77056
 (Address of Principal Executive Offices)

713-621-5946
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Ser the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company ”in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer | | (Do not check if a smaller reporting company) Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock as May 15, 2008 was 2,717,691.

INDEX

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	1

	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s discussion and analysis of Financial Condition and Results of Operations	9

Item 4T.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 6.	Exhibits	13

	Signatures	14

I

Forward Looking Statements

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING EXPLORATION AND DRILLING PLANS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE GROWTH, FUTURE EXPLORATION, FUTURE GEOPHYSICAL AND GEOLOGICAL DATA, GENERATION OF ADDITIONAL PROPERTIES, RESERVES, NEW PROSPECTS AND DRILLING LOCATIONS, FUTURE CAPITAL EXPENDITURES, SUFFICIENCY OF WORKING CAPITAL, ABILITY TO RAISE ADDITIONAL CAPITAL, PROJECTED CASH FLOWS FROM OPERATIONS, OUTCOME OF ANY LEGAL PROCEEDINGS, DRILLING PLANS, THE NUMBER, TIMING OR RESULTS OF ANY WELLS, INTERPRETATION AND RESULTS OF SEISMIC SURVEYS OR SEISMIC DATA, FUTURE PRODUCTION OR RESERVES, LEASE OPTIONS OR RIGHTS, PARTICIPATION OF OPERATING PARTNERS, CONTINUED RECEIPT OF ROYALTIES, AND ANY OTHER STATEMENTS REGARDING FUTURE OPERATIONS, FINANCIAL RESULTS, OPPORTUNITIES, GROWTH, BUSINESS PLANS AND STRATEGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

II

Isramco Inc.
Consolidated Balance Sheets
(In thousands, except for share information)
(Unaudited)

	As of March 31, 2008	As of December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$3,391	$1,212
Accounts receivable	7,946	6,595
Restricted and designated cash	1,503	1,501
Deferred income taxes	3,009	1,047
Prepaid expenses and other	5,375	748
Inventories	1,081	—
Total current assets	22,305	11,103

Property and equipment, at cost - successful efforts method:
Proved properties	191,350	93,626
Unproved properties	16,006	15,314
Other	81	81
Total property and equipment	207,437	109,021
Accumulated depreciation, depletion and amortization	(17,643)	(16,338)
Net property and equipment	189,794	92,683

Marketable securities, at market	5,096	6,809
Deferred income taxes	1,606	—
Other	874	113

Total assets	$219,675	$110,708

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,654	$4,259
Current maturities of long-term debt and bank overdraft	18,640	3,706
Derivative liability	8,851	3,081
Other current liability	610	227
Total current liabilities	34,755	11,273

Long-term debt	61,700	24,000
Long-term debt - related party	89,953	40,014

Other Long-term Liabilities:
Asset retirement obligations	3,999	2,670
Derivative liability - non-current	12,574	6,325
Deferred income taxes	—	955
Total other long-term liabilities	16,573	9,950

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Retained earnings	(8,658)	(1,012)
Accumulated other comprehensive income	2,295	3,426
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	16,694	25,471

Total liabilities and shareholders’ equity	$219,675	$110,708

See notes to the consolidated financial statements.

Isramco Inc.
Consolidated Statements of Operations
(in thousands, except for share information)
(Unaudited)

Three Months Ended March 31	2008	2007
Revenues
Oil and gas sales	$7,507	$2,164
Operator fees from related party	—	17
Office services to affiliate and other	89	178
Other	134	—
Equity in earnings of unconsolidated affiliates	—	763
Total revenues	7,730	3,122

Operating Expenses
Lease operating expense, transportation and taxes	2,733	798
Depreciation, depletion, amortization and impairment	1,305	891
Accretion expense	41	41
General and administrative	490	639
Total operating expenses	4,569	2,369
Operating Income	3,161	753

Other Expenses (Income)
Interest expenses, net	1,465	596
Unrealized gain on marketable securities	—	(276)
Realized gain on sale of investment and other	—	(162)
Net loss on derivative contracts	13,282	3,402
Total other expenses	14,747	3,560

Loss Before Income Taxes	(11,586)	(2,807)
Income Tax Benefit	3,940	1,041

Net Loss	(7,646)	(1,766)

Loss Per Share - Basic and Diluted	$(2.81)	$(0.65)

Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

See notes to the consolidated financial statements

Isramco Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended March 31	2008	2007
Cash flows from operating activities:
Net loss	$(7,646)	$(1,766)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	1,305	970
Accretion expense	41	59
Unrealized gain on marketable securities	—	(275)
Equity in earnings of unconsolidated affiliates	—	(763)
Changes in deferred taxes	(3,940)	(1,291)
Net unrealized loss on derivative contracts	12,401	5,523

Changes in components of working capital and other assets and liabilities
Accounts receivable	(1,352)	(1,374)
Prepaid expenses and other current assets	85	2,658
Accounts payable and accrued liabilities	2,256	(722)
Inventories	(1,081)	—

Net cash provided by operating activities	2,069	3,019

Cash flows from investing activities:
Addition to property and equipment, net	(101,449)	(90,156)
Proceeds from restricted deposit, net	—	16,000
Proceeds from sale of subsidiary - Magic	—	2,150
Net changes in debt cost	(1,015)	—
Proceeds from sale of marketable securities	—	1,210

Net cash used in investing activities	(102,464)	(70,796)

Cash Flows From Financing Activities:
Net proceeds from loans - related parties	49,939	32,739
Proceeds from long-term debt	54,000	35,300
Repayment of long-term debt	(1,300)	—
Borrowings (repayment) of short - term debt	(65)	1,957

Net cash provided by financing activities	102,574	69,996

Net increase in cash and cash equivalents	2,179	2,219

Cash and cash equivalents at beginning of period	1,212	573

Cash and cash equivalents at end of period	$3,391	$2,792

See notes to the consolidated financial statements

Isramco Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

As used in these financial statements, the terms “Company” and “Isramco” refer to Isramco, Inc. and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Certain re-classification of prior year amounts has been made to conform to current presentation.

On March 27, 2008 (the “Acquisition Date”), we purchased certain oil and gas properties located in Texas, New Mexico and Oklahoma from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for an aggregate preliminary purchase price of  approximately $102 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 27, 2008, the effective dated of the purchase was determined to be January 1, 2008 (the “Effective Date”). Accordingly, we are entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This resulted in an adjustment to the preliminary purchase price. These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through March 31, 2008.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Isramco and  its wholly-owned subsidiaries: Jay Petroleum, L.L.C. (“Jay Petroleum”), Jay Management L.L.C. (“Jay Management”), IsramTec Inc. (“IsramTec”), Isramco Resources LLC and Isramco Energy LLC. Inter company balances and transactions have been eliminated in consolidation.

Note 3 - Derivative Instruments

As more fully discussed in Note 7 to Consolidated Financial Statements included in Isramco's  Annual Report on Form 10-K for the year ended December 31, 2007, we engage in price risk management activities from time to time. These activities are intended to manage our exposure to fluctuations in commodity prices for natural gas and crude oil. We utilize price swap contracts, as the means to manage this price risk. We account for financial commodity derivative contracts using the mark-to-market accounting method.

Note 4 - New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on its disclosures included within the notes to its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early application prohibited. SFAS No. 141(R) will not have an impact on our historical Consolidated Financial Statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of income. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are not anticipating any impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. We adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In March  2006, the FASB issued SFAS No. 157, “Fair value measurements.” SFAS No. 157 provides a definition of fair value and provides a framework for measuring fair value. The standard also requires additional disclosures on the use of fair value in measuring assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and requires disclosure of fair value measurements within that hierarchy. In February 2008, the FASB issued a Staff Position on SFAS No. 157, FASB Staff Position No. FAS 157-2, “EFFECTIVE DATE OF FASB STATEMENT NO. 157,” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, except as provided by FSP 157-2. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. FSP 157-2 requires an entity that does not adopt SFAS No. 157 in its entirety to disclose, at each reporting date until fully adopted, that it has only partially adopted SFAS No. 157 and the categories of assets and liabilities recorded or disclosed at fair value to which SFAS No. 157 has not been applied. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements, but will result in additional disclosures related to the use of fair values in the financial statements.

Note 5 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the period ended March 31 (in thousands):

	2008	2007

Interest	$129	$294

Income taxes	$—	$—

The consolidated statements of cash flows exclude the following non-cash transactions:

●	Property and equipment of $139 thousand included in accounts payable

●	Other receivables of $4.6 million offset against oil and gas properties

●	Asset retirement obligation from acquired properties of $1,288 thousand included in the oil and gas properties

Note 6 - Transaction with GFB LLC and Trans Republic Resources Ltd

On March 27, 2008, we purchased certain oil and gas properties located in Texas, Oklahoma and New Mexico from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for an aggregate preliminary purchase price of $102 million (in addition see Note 1).

In order to fund the purchase price, we obtained during 2008, in the total principle amount of $102.9 million as described below:

In  February and  March, 2008 we obtained loans from JOEL, a related party, in the principal aggregate amount of $48.9 million, repayable at the end of  4 months at an interest rate of LIBOR plus 1.25% per annum.  Subject to the receipt of all appropriate approvals, JOEL intends to extend the maturity date to June 30, 2015, interest accrues at a per annum rate of LIBOR plus 6.0%. Mr. Jackob Maimon, Isramco’s president and director is a director of JOEL and Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

Pursuant to a Credit Agreement, dated as of March 27, 2008 (the “Credit Agreement”) between Isramco and the Bank of Nova Scotia (“Scotia”), as administrative agent, we obtained a $54 million a line of credit. Amounts outstanding under the credit line are payable by March 27, 2012. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%.  The Credit Agreement contains covenant that we need to comply with. Amounts outstanding under the Credit Agreement are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Resources.

The following table summarizes the preliminary estimated fair values of assets that we acquired and the liabilities assumed in connection with the acquisition of the seller properties:

(in thousands)
Oil and gas properties (after adjustments)	$97,934
Asset retirement obligation	(1,288)
Net asset acquired	$96,646

The following unaudited pro forma information assumes that GFB LLC and Trans Republic Resources Ltd acquisition and Five States acquisition occurred as of January 1, 2007.

The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

(in thousands, except for share data)	AS REPORTED	PRO FORMA

Three months ended March 31, 2008:

Revenues	$7,730	$15,350

Net loss	(7,646)	(6,230)

Loss per share - basic and diluted
	$(2.81)	$(2.29)

Three months ended March 31, 2007:

Revenues	$3,998	$12,783

Net loss	(1,766)	(3,413)

Loss per share - basic and diluted
	$(0.65)	$(1.26)

Note 7 - Derivative Contracts

From time to time, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on anticipated oil and natural gas production and interest rate swaps to hedge the interest rate exposure associated with the credit facility, whereby a portion of our floating rate exposure is exchanged for a fixed interest rate. Under price swaps, the Company is required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. The Company elected not to designate any positions as cash flow hedges for accounting purposes for the period ended March 31, 2008, 2007. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations as a component of other income and expenses.

As of March 31, 2008, the Company had a $21.4 million derivative liability, $8.9 million of which was classified as current. The Company recorded a net derivative loss of $13.3 million ($12.4 million unrealized loss and a $0.9 million net loss for cash paid on settled contracts) for the period ended March 31, 2008.

The following is the Company’s open swap contracts positions at March 31, 2008:

Swap Contracts
	Natural Gas			Crude Oil

	Volume (MMBTU)	Price range ($/MMBTU)	Weighted Average Price ($/MMBTU)	Volume (Bbl)	Price range ($/BBL)	Weighted Average Price ($/Bbl)
2008	1,417,214	8.20-8.85	$8.52	223,452	64.15-92.75	$79.12

2009	1,941,096	7.77-8.63	8.17	276,648	63.90-90.60	79.60

2010	1,785,648	7.49-8.32	7.88	245,616	63.31 -88.75	78.75

2011	764,820	8.22	8.22	210,317	82.10-88.55	87.53

2012	174,222	8.65	8.65	31,953	88.20	88.20

Hereunder are the open swap contracts positions as of May 14, 2008:

Swap Contracts
	Natural Gas			Crude Oil

	Volume (MMBTU)	Price range ($/MMBTU)	Weighted Average Price ($/MMBTU)	Volume (Bbl)	Price range ($/BBL)	Weighted Average Price ($/Bbl)
2008	1,312,932	8.20-10.33	$8.62	205,784	64.15-109.56	$82.07

2009	2,060,928	7.77-9.60	8.26	286,596	63.90-104.25	80.45

2010	1,785,648	7.49-8.32	7.88	254,868	63.31 -101.70	79.59

2011	764,820	8.22	8.22	210,317	82.10-88.55	87.53

2012	174,222	8.65	8.65	31,953	88.20	88.20

At May 15, 2008, we had interest rate swaps in place on $32 million of our outstanding debt under the revolving credit facility starting April 28, 2009 through February 28, 2011. The swaps provide 1-month LIBOR fixed rates at 3.63%.

Note 8 - Long-Term Debt

In connection with the acquisition of the GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. properties (see Note 1), we obtained the following financing:

In  February and  March, 2008 we obtained loans from JOEL, a related party, in the principal aggregate amount of such loan of $48.9 million, repayable at the end of 4 months at an interest rate of LIBOR plus 1.25% per annum.  Subject to the receipt of all appropriate approvals, JOEL intends to extend the maturity date of such loan to June 30, 2015, with a per annum interst rate of LIBOR plus 6.0%. Mr. Jackob Maimon, Isramco’s president and director is a director of JOEL and Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

Pursuant to a Credit Agreement, dated as of March 27, 2008 (the “Credit Agreement”) between Isramco and the Bank of Nova Scotia (“Scotia”), as administrative agent, we obtained a $54 million a line of credit. Amounts outstanding under the credit line are payable by March 27, 2012. Interest on amounts outstanding accrue at a per annum rate equal to LIBOR plus 2%.  The Credit Agreement contains covenant that we need to comply with. Amounts outstanding under the Credit Agreement are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Resources.

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

Note 10 - Comprehensive Income

Our comprehensive income for the three months period ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31
	2008	2007
Net loss	$(7,646)	$(1,766)
Other comprehensive gain (loss)

Available-for-sale securities	(1,131)	304
Foreign currency translation adjustments	—	500
Comprehensive loss	$(8,777)	$(962)

Note 11 - Fair Value of Financial Instruments

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value measurements, for all financial instruments. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — Significant inputs to the valuation model are unobservable.

The following table presents Isramco’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Liabilities:
Commodity derivatives	$ —	$ 21,425	$ —	$ 21,425

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PREDICT,” “POTENTIAL,” “INTEND,” OR “CONTINUE,” AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT ON FORM 10-Q. ISRAMCO INC. DISCLAIMS ANY OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS.

Overview

Isramco, Inc., a Delaware corporation incorporated in 1982, together with its wholly-owned subsidiaries, Isramco Energy LLC (“IEN”), Jay Petroleum LLC (“Jay Petroleum”), Isramco Resources LLC (“ISR”) and Jay Management LLC (“Jay Management”) (collectively “Isramco” or the “Company”), explores for, develops and produces natural gas and crude oil in the United States of America (United States), and in Israel.

On March 27, 2008 (the “Acquisition Date”), we purchased certain oil and gas properties located in Texas, New Mexico and Oklahoma from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for an aggregate preliminary purchase price of  approximately $102 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 27, 2008, the effective dated of the purchase was determined to be January 1, 2008 (the “Effective Date”). Accordingly, we are entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This will result in an adjustment to the preliminary purchase price. These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through March 31, 2008.

Critical Accounting Policies

In response to the Release No. 33-8040 of the Securities and Exchange Commission, “Cautionary Advice Regarding Disclosure and Critical Accounting Policies”, we identified the accounting principles which we believe are most critical to the reported financial status by considering accounting policies that involve the most complex of subjective decisions or assessments.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than is temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that it would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets.

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations.

During the three months ended March 31, 2007, our consolidated cash and cash equivalents increased by $2,179,000 from $1,212,000 at December 31, 2007 to $3,391,000 at March 31, 2008.

Net cash provided by operating activities was $2,069,000 for the three months ended March 31, 2008 compared to $3,019,000 provided by operating activities for the same period in 2007. The decrease is primarily due to the increasing in inventories ($1,081,000) and in other receivables.

Net cash used in investing activities for the three -month period ended March 31, 2008 was $102,464,000 compared to $70,796,000 for the same period in 2007. The cash used in 2008 period was use is primarily attributable to the GFB LLC and Trans Republic Resources Ltd Acquisition.

Net cash provided by financing activities was $102,574,000 for the three months ended March 31, 2008 compared to net cash provided by financing activities of $69,996,000 for the same period in 2007. Our financing activities in 2008 primarily relate to borrowings in connection with the GFB LLC and Trans Republic Resources Ltd Acquisition.

We believe that existing cash balances and cash flows from operating activities will be sufficient to meet its financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Summary of Exploration, Development and Production efforts in the United States

Isramco, through its wholly-owned subsidiaries, IEN, Jay Petroleum ISR and Jay Management is involved in oil and gas exploration, developing, production and operation of wells in the United States. Isramco owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma and Wyoming and, currently serves as operator of approximately 270 wells located in Texas and New Mexico.

Transaction with GFB LLC and Trans Republic Resources Ltd. On February 15, 2008, we entered into Purchase and Sale Agreements (the “Agreements”) with GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) pursuant to which we agreed to purchase the Sellers’ interests in certain oil and gas properties located in Texas, New Mexico and Oklahoma for an aggregate purchase price of approximately $102 million. The transaction includes mainly operated oil and gas properties in approximately 40 fields (approximately 490 Leases) in East Texas, Texas Gulf Coast, Permian, Anadarko and San Juan Basins. Significant fields are the Alabama Ferry Field in East Texas, the Bagley Field in West Texas and New Mexico, and the Esperson Dome Field on the Texas Gulf Coast. Net daily production from the properties is approximately 600 Barrels of oil and 3.6 MMCF. Based on a third party consulting firm that has performed a reserve report as of January 1, 2008, total net proved reserves are approximately 3.26 million barrels of oil and 18 BCF of natural gas. The closing of the transaction was on March 27, 2008.

We funded the purchase price, from loans we obtained, during 2008, in the total principle amount of $102.9 million from commercial bank ($54 million) and from related parties ($48.9 million).

Contemporaneously with the signing the agreement, we signed swap contracts with a commercial bank for aggregate volume of 605,016 barrels of crude oil during 48 months commencing April 1, 2008 and 3,433,348 MMBTU of natural gas during 48 months commencing April 1, 2008, which constitutes 74% out of the forecasted production for 2008-2011 and 18% out of the forecasted production for 2012.

The following pro forma information assumes the acquisition of the GFB and Trans Republic properties occurred as of January 1, 2007

December 31, 2007	Isramco Inc	GFB Acquisition	Isramco Inc Combined With GFB
RESERVES
PROVED (MMCFE)	50,353	37,694	88,047
Oil (BBls)	2,003,081	3,258,447	5,261,528
Plant Product (BBls)	2,163,661	—	2,163,661
Gas (Mcf)	25,352,566	18,143,838	43,496,404

VOLUME
Oil (BBls)	96,793	220,487	317,280
Plant Product (BBls)	100,534	—	100,534
Gas (Mcf)	1,550,789	1,338,926	2,889,715
TOTAL PRODUCTION (MMCFE)	2,735	2,662	5,397
Daily production (MMfce/d)	7.5	7.3	14.8

On October 19, 2006, Jay Petroleum and Delek Energy US Inc. (“Delek”) each purchased a 50% working interest in 2,800 non producing Barnett Shale acreages in Wise County Texas from McCommons Oil Company. Jay Petroleum and Delek each paid $1.2 million for these rights. In addition, Jay Management LLC and Delek entered into a joint operating agreement as of October 19, 2006 for Jay Management to serve as operator of the acreages. A 3D seismic survey of the area has been carried and one exploratory well are currently planned and expected to be drilled during the year 2008 and, based on the results thereof, additional drillings will be considered.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007:

We reported a net loss of $7,646,000 or ($2.81) per share for the three -month period ended March  31, 2008 compared to net loss of $1,766,000 or ($0.65) per share for the same period in 2007. The increase in the loss recorded during the three months ended March 31, 2008 as compared to the net loss recorded for the same period in 2007 is primarily attributable to an aggregate $10,751,000 increase in loss on swap transactions and interest expense. This was partially offset by a $5,307,000 increase in operating income and an income tax benefit.

Oil & Gas Revenues - During the 2008 period, we recorded $7,507,000 in oil and gas revenues compared to $2,164,000 during the corresponding period in 2007. This increase is primarily attributable to the oil and gas properties that we purchased from Five States Energy Company, L.L.C (“Five States Acquisition”), partially offset by a decline in production from our older oil and gas properties.

Lease Operating Expenses, Transportation and Severance Taxes - During the 2008 period, we recorded $2,733,000 in lease operating expenses, transportation and severance taxes compared to $798,000 in 2007. This increase in lease operating expenses, transportation and severance taxes is primarily due to the Five States Acquisition.

Depreciation, Depletion, Amortization (DD&A) and Impairment - Depreciation depletion, amortization and impairment expenses are connected to the producing wells in the United States. During the 2008 period, we recorded $1,305,000 in depreciation, depletion, amortization and impairment compared to $891,000 in 2007. This in depreciation, depletion and amortization increase is primarily due to the Five States Acquisition.

General and Administrative - During the 2008 period, we recorded $490,000 in general and administrative compared to $639,000 in 2007. This decrease in general and administrative expenses is primarily due to the closure of the Israeli Branch Office. This was partially offset by an increase in general and administrative due to Five States Acquisition.

Interest Expense - During the 2008 period, we recorded $1,467,000 in interest expense compared to $596,000 in 2007. This increase in interest expense is primarily due to the increasing of our long - term loans related to the Five States Acquisition.

Equity in Earnings of Unconsolidated Affiliates – During the 2008 period we did not record any equity in earnings of unconsolidated affiliates as compared to $763,000 during the same period in 2007. As of December 31, 2007 we closed the Israeli branch offices and sold our holdings in two limited partnerships, Isramco Negev 2 and I.O.C. Dead Sea LP. Accordingly, during the 2008 period we did not record any equity in earnings of unconsolidated affiliates compared to $763, 000 in 2007.

Net Loss on Derivative Contracts - From time to time, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on anticipated oil and natural gas production. Under price swaps, we are required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. We elected not to designate any positions as cash flow hedges for accounting purposes for the period ended March 31, 2008 and 2007. Accordingly, we record the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations as a component of other income and expenses on the consolidated statements of operations.

We recorded a net derivative loss of $13.3 million ($12.4 million unrealized loss and a $0.9 million net loss for cash paid on settled contracts) for the period ended March 31, 2008.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, as required by Rule 13a-15 of the Exchange Act. As described below, under “Management’s Report on Internal Control Over Financial Reporting,” material weaknesses were identified in our internal control over financial reporting as of March 31, 2008, relating primarily to the shortage of support and resources in our accounting. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Other than as described above, no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Audit Committee of the Company’s Board of Directors have begun to develop remedial measures to address the internal control deficiencies identified in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate.

PART II - Other Information

ITEM 6.	Exhibits

Exhibits

10.1	Agreement dated as of December 31, 2007 between Isramco Inc. and I.O.C. Israel Oil Company Ltd and addendum dated January 1, 2008

10.2	Amended and restated credit agreement dated on April 28, 2008 between Isramco Resources, LLC and The Bank of Nova Scotia and Capital One, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act

31.1	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act

32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 20023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Isramco, Inc.

DATE: May 15, 2008	BY	/S/ Haim Tsuff
Haim Tsuff,
CHIEF EXECUTIVE OFFICER

Principal Financial and Accounting Officer

DATE: May 15, 2008	BY	/S/ Edy Francis
Edy Francis,
CHIEF FINANCIAL OFFICER