Form 10-Q
period 2008-06-30
ISRAMCO INC
filed 2008-08-14
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

Large accelerated filer❒| Accelerated filer ❒ Non-accelerated filer ❒ (Do not check if a smaller reporting company) smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock as August 14, 2008 was 2,717,691.

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

Isramco Inc.
Consolidated Balance Sheets
(In thousands, except for share information)
(Unaudited)

As of	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$6,530	$1,212
Accounts receivable	14,737	6,595
Restricted and designated cash	1,563	1,501
Deferred income taxes	9,866	1,047
Prepaid expenses and other	607	748
Related party	123	—
Total current assets	33,426	11,103

Property and equipment, at cost - successful efforts method:
Proved properties	196,591	93,626
Unproved properties	15,314	15,314
Other	227	81
Total property and equipment	212,132	109,021
Accumulated depreciation, depletion and amortization	(20,407)	(16,338)
Net property and equipment	191,725	92,683

Marketable securities, at market	5,078	6,809
Deferred income taxes	10,594	—
Other	698	113

Total assets	$241,521	$110,708

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,306	$4,259
Current maturities of long-term debt and bank overdraft	21,754	3,706
Derivative liability	29,018	3,308
Accrued interest – related party	2,255	—
Total current liabilities	61,333	11,273

Long-term debt	58,450	24,000
Long-term debt - related party	85,480	40,014

Other Long-term Liabilities:
Asset retirement obligations	7,613	2,670
Derivative liability - non-current	44,119	6,325
Deferred income taxes	—	955
Total other long-term liabilities	51,732	9,950

Commitments and contingencies	—	—
Shareholders’ equity (deficiency):
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Retained earnings	(40,846)	(1,012)
Accumulated other comprehensive income	2,315	3,426
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	(15,474)	25,471

Total liabilities and shareholders’ equity	$241,521	$110,708

See notes to the consolidated financial statements.

Isramco Inc.
Consolidated Statements of Operations
(in thousands, except for share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Oil and gas sales	$18,841	5,487	26,348	7,651
Operator fees from related party	—	18	—	35
Office services to affiliate and other	32	204	121	382
Other	—	—	134	—
Equity in earnings of unconsolidated affiliates	—	1,506	—	2,269
Total revenues	18,873	7,215	26,603	10,337

Operating Expenses
Lease operating expense, transportation and taxes	6,063	2,183	8,796	2,981
Depreciation, depletion, amortization and impairment	2,764	1,794	4,069	2,685
Accretion expense	114	3	155	44
Exploration cost	—	35	—	35
General and administrative	660	688	1,150	1,327
Total operating expenses	9,601	4,703	14,170	7,072
Operating Income	9,272	2,512	12,433	3,265

Other Expenses (Income)
Interest expenses, net	2,418	2,099	3,885	2,695
Unrealized gain on marketable securities	—	(233)	—	(509)
Realized gain on sale of investment and other	—	(1,647)	—	(1,647)
Net loss on derivative contracts	54,759	357	68,041	3,597
Total other expenses	57,177	576	71,926	4,136

Loss Before Income (Loss) Taxes	(47,905)	1,936	(59,493)	(871)
Income Tax Benefit	15,719	(738)	19,659	303
Net Income (Loss)	(32,186)	1,198	(39,834)	(568)

Loss Per Share - Basic and Diluted	(11.84)	0.44	(14.66)	(0.21)

Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the consolidated financial statements

Isramco Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Period Ended March 31	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(39,834)	$(568)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	4,069	2,685
Accretion expense	155	44
Unrealized gain on marketable securities	—	(509)
Equity in earnings of unconsolidated affiliates	—	(1,860)
Changes in deferred taxes	(19,665)	(1,108)
Realized gain on sale of investment	—	(1,647)
Net unrealized loss on derivative contracts	63,535	6,011

Changes in components of working capital and other assets and liabilities
Accounts receivable	(8,142)	(4,098)
Prepaid expenses and other current assets	391	(23)
Accounts payable and accrued liabilities	3,939	(278)
Related party	(123)	—

Net cash provided by (used by) operating activities	4,325	(1,351)

Cash flows from investing activities:
Addition to property and equipment, net	(98,216)	(85,240)
Payments on restricted deposit, net	(60)	15,700
Proceeds from sale of subsidiary - Magic	—	2,150
Proceeds from sale of gas properties and equipment	—	495
Proceeds from sale of other investment	—	1,670
Purchase of marketable securities	—	2,474
Proceeds from sale of marketable securities	—	(763)
Discontinuing operating
Net cash used in investing activities	(98,276)	(63,514)

Cash Flows From Financing Activities:
Net proceeds from loans - related parties	51,280	34,356
Payments for financing cost	(952)	—
Proceeds from long-term debt	54,000	35,300
Repayment of long-term loans – related party	(3,558)	—
Repayment of long-term debt	(3,800)	(2,500)
Borrowings (repayment) of short - term debt	2,299	(82)

Net cash provided by financing activities	99,269	67,074

Net increase in cash and cash equivalents	5,318	2,209

Cash and cash equivalents at beginning of period	1,212	573

Cash and cash equivalents at end of period	$6,530	$2,782

See notes to the consolidated financial statements

Isramco Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

As used in these financial statements, the terms “Company” and “Isramco” refer to Isramco, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Certain re-classification of prior year amounts has been made to conform to current presentation.

On March 27, 2008 (the “Acquisition Date”), we purchased certain oil and gas properties located in Texas, New Mexico and Oklahoma from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for an aggregate preliminary purchase price of  approximately $102 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 27, 2008, the effective dated of the purchase was determined to be January 1, 2008 (the “Effective Date”). Accordingly, we are entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This resulted in an adjustment to the preliminary purchase price. These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through June 30, 2008.

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

Note 5 -                      Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the period ended June 30 (in thousands):

	2008	2007
Interest	$1,382	$616

Income taxes	$—	$—

The consolidated statements of cash flows exclude the following non-cash transactions:

•	Asset retirement obligation from acquired properties of $4,788 thousand included in the oil and gas properties

Note 6 - Transaction with GFB LLC and Trans Republic Resources Ltd

On March 27, 2008, we purchased certain oil and gas properties located in Texas, Oklahoma and New Mexico from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for an aggregate preliminary purchase price of $102 million. Based on a third party consulting firm that performed a reserve report as of January 1, 2008, total net proved developed producing reserves are approximately 3.26 million barrels of oil and 18 BCF of natural gas.

We funded the purchase price from loans the Company obtained, during 2008, in the total principle amount of $102.9 million as described below:

In February  and  March, 2008 we obtained loans  from JOEL, a related party, in the principal aggregate amount of $48.9 million, repayable at the end of  4 months at an interest rate of LIBOR plus 1.25% per annum. Pursuant to a loan agreement signed in June 2008, the maturity date on this loan was extended for an additional period of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal and interest shall be due and payable in four equal annual installments, commencing on June 30, 2012. At any time we can make prepayments without premium or penalty. Mr. Jackob Maimon, Isramco’s president and director is a director of JOEL and Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

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

The following table summarizes the preliminary estimated fair values of assets that we acquired and the liabilities assumed in connection with the acquisition of the seller properties:

(in thousands)
Oil and gas properties (after adjustments)	$102,075
Asset retirement obligation	(4,739)
Net asset acquired	$97,336

The following unaudited pro forma information assumes that GFB LLC and Trans Republic Resources Ltd acquisition and Five States acquisition occurred as of January 1, 2007.

The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

(in thousands, except for share data)	AS REPORTED	PRO FORMA
Six months ended June 30, 2008:

Revenues	$26,603	$34,088

Net loss	(39,834)	(38,468)

Loss per share - basic and diluted
Total	$(14.66)	$(14.15)
Six months ended June 30, 2007:

Revenues	$10,337	$25,072

Net loss	(568)	(1,851)

Loss per share - basic and diluted
Total	$(0.21)	$(0.68)

Three months ended June 30, 2007:

Revenues	$7,215	$13,165

Net loss	1,198	1,250

Loss per share - basic and diluted
Total	$0.44	$0.46

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

As of June 30, 2008, we had a $73.1 million derivative liability, $29 million of which was classified as current. We recorded a net derivative loss of $68 million ($63.5 million unrealized loss and a $4.5 million net loss for cash paid on settled contracts) for the period ended June 30, 2008.

The following is the Company’s open swap contracts positions at June 30, 2008:

Swap Contracts
	Natural Gas			Crude Oil

	Volume (MMBTU)	Price range ($/MMBTU)	Weighted Average Price ($/MMBTU)	Volume (Bbl)	Price range ($/MMBTU)	Weighted Average Price ($/Bbl)
2008	1,125,370	8.20-8.85	$8.62	255,006	64.15-92.75	$79.12

2009	2,060,928	7.77-9.60	8.26	286,596	63.90-104.25	80.45

2010	1,785,648	7.49-8.32	7.88	254,868	63.31 -101.70	79.59

2011	764,820	8.22	8.22	210,31 7	82.10-88.55	87.53

2012	174,222	8.65	8.65	31,953	88.20	88.20

On April 28, 2008, we entered into an interest rate swap agreement to hedge our LIBOR-based debt. The aggregate notional amount of the swap is $32 million and the agreement expires on February 28, 2011. We account for this hedging activity in accordance with SFAS 133 and have elected to designate this derivate instrument as a cash flow hedge.

Note 8 - Long-Term Debt

In connection with the acquisition of the GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. properties (see Note 1), we obtained the following financing:

In February  and  March, 2008 we obtained loans  from JOEL, a related party, in the principal aggregate amount of $48.9 million, repayable at the end of  4 months at an interest rate of LIBOR plus 1.25% per annum. Pursuant to a loan agreement signed in June 2008, the maturity date on this loan was extended for an additional period of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal and interest shall be due and payable in four equal annual installments, commencing on June 30, 2012. At any time we can make prepayments without premium or penalty. Mr. Jackob Maimon, Isramco’s president and director is a director of JOEL and Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

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

Note 10 - Comprehensive Income

Our comprehensive income for the three and six months period ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net loss	$(32,186)	$1,198	$(39,834)	$(568)
Other comprehensive gain (loss)

Available-for-sale securities	(14)	837	(1,143)	1,141
Change in unrealized gains on hedging instruments	32	—	32	—
Foreign currency translation adjustments	—	(640)	—	(140)
Comprehensive loss	$(32,168)	$1,395	$(40,945)	$433

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

•	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3 — Significant inputs to the valuation model are unobservable.

The following table presents Isramco’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1		Level 2		Level 3		Total
Liabilities:
Commodity derivatives	$	- —	$	- 70,992	$	- —	$	- 70,992

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

On March 27, 2008 (the “Acquisition Date”), we purchased certain oil and gas properties located in Texas, New Mexico and Oklahoma from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for an aggregate preliminary purchase price of  approximately $102 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 27, 2008, the effective dated of the purchase was determined to be January 1, 2008 (the “Effective Date”). Accordingly, we are entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This will result in an adjustment to the preliminary purchase price. These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through June 30, 2008.

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

During the six months ended June 30, 2008, our consolidated cash and cash equivalents increased by $5,318,000 from $1,212,000 at December 31, 2007 to $6,530,000 at June 30, 2008.

Net cash provided by operating activities was $4,325,000 for the six months ended June 30, 2008 compared to ($1,315,000) used in operating activities for the same period in 2007. The increase is primarily attributable to the GFB LLC and Trans Republic Resources Ltd Acquisition.

Net cash used in investing activities for the six months ended June 30, 2008 was $98,276,000 compared to $63,514,000 for the same period in 2007. The cash used in 2008 period was use is primarily attributable to the GFB LLC and Trans Republic Resources Ltd Acquisition.

Net cash provided by financing activities was $99,269,000 for the six months ended June 30, 2008 compared to net cash provided by financing activities of $67,074,000 for the same period in 2007. Our financing activities in 2008 primarily relate to borrowings in connection with the GFB LLC and Trans Republic Resources Ltd Acquisition.

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

For funding the Oil and Gas Properties acquired from GFB LLC and Trans Republic Resources Ltd. we obtained, during 2008, loans in the total principle amount of $102 million from commercial bank ($54 million) and from related parties ($48.9 million).

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007:

We reported a net loss of $32,186,000 or ($11.84) per share for the three months ended June 30, 2008 compared to net income of $1,198,000 or $0.44 per share for the same period in 2007. The increase in the loss recorded during the three months ended June 30, 2008 as compared to the net income recorded for the same period in 2007 is primarily attributable to an aggregate $54,721,000 increase in loss on swap transactions and interest expense. This was partially offset by a $23,217,000 increase in operating income and tax benefit.

Oil & Gas Revenues - During the 2008 period, we recorded $18,841,000 in oil and gas revenues compared to $5,487,000 during the corresponding period in 2007. This increase is primarily attributable to the oil and gas properties that we purchased from  (“GFB Acquisition”), and increase in oil and gas prices and these increases were partially offset by a natural decline in production from our older oil and gas properties.

Lease Operating Expenses, Transportation and Severance Taxes - During the 2008 period, we recorded $6,063,000 in lease operating expenses, transportation and severance taxes compared to $2,183,000 in 2007. This increase in lease operating expenses, transportation and severance taxes is primarily due to the GFB Acquisition.

Depreciation, Depletion, Amortization (DD&A) and Impairment – Depreciation, depletion, amortization and impairment expenses are connected to the producing wells in the United States. During the 2008 period, we recorded $2,764,000 in depreciation, depletion, amortization and impairment compared to $1,794,000 in 2007. This in depreciation, depletion and amortization increase is primarily due to the GFB Acquisition.

General and Administrative - During the 2008 period, we recorded $660,000 in general and administrative compared to $688,000 in 2007. This decrease in general and administrative expenses is primarily due to the closure of the Israeli Branch Office. This was partially offset by an increase in general and administrative due to GFB Acquisition.

Interest Expense - During the 2008 period, we recorded $2,418,000 in interest expense compared to $2,099,000 in 2007. This increase in interest expense is primarily due to the increasing of our long - term loans related to the GFB Acquisition, partially offset by decreasing in interest rate.

Equity in Earnings of Unconsolidated Affiliates –. As of December 31, 2007 we closed the Israeli branch offices and sold our holdings in two limited partnerships, Isramco Negev 2 and I.O.C. Dead Sea LP. Accordingly, during the 2008 period we did not record any equity in earnings of unconsolidated affiliates compared to $1,506, 000 in 2007.

Net Loss on Derivative Contracts - From time to time, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on anticipated oil and natural gas production. Under price swaps, we are required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. We elected not to designate any positions as cash flow hedges for accounting purposes for the period ended June 30, 2008 and 2007. Accordingly, we record the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations as a component of other income and expenses on the consolidated statements of operations.

We recorded a net derivative loss of $54.8 million ($51.2 million unrealized loss and a $3.6 million net loss for cash paid on settled contracts) for the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007:

We reported a net loss of $39,834,000 or ($14.66) per share for the six months ended June 30, 2008 compared to net loss of $568,000 or ($0.21) per share for the same period in 2007. The increase in the loss recorded during the six months ended June 30, 2008 as compared to the net income recorded for the same period in 2007 is primarily attributable to an aggregate $65,634,000 increase in loss on swap transactions and interest expense. This was partially offset by a $28,524,000 increase in operating income and tax benefit.

Oil & Gas Revenues - During the 2008 period, we recorded $26,348,000 in oil and gas revenues compared to $7,651,000 during the corresponding period in 2007. This increase is primarily attributable to the oil and gas properties that we purchased from GFB and Five States Acquisition, and increase in oil and gas prices and these increases were partially offset by a natural decline in production from our older oil and gas properties.

Lease Operating Expenses, Transportation and Severance Taxes - During the 2008 period, we recorded $8,796,000 in lease operating expenses, transportation and severance taxes compared to $2,981,000 in 2007. This increase in lease operating expenses, transportation and severance taxes is primarily due to the GFB and Five States Acquisition.

Depreciation, Depletion, Amortization (DD&A) and Impairment – Depreciation, depletion, amortization and impairment expenses are connected to the producing wells in the United States. During the 2008 period, we recorded $4,069,000 in depreciation, depletion, amortization and impairment compared to $2,685,000 in 2007. This in depreciation, depletion and amortization increase is primarily due to the GFB and Five States Acquisition.

General and Administrative - During the 2008 period, we recorded $1,150,000 in general and administrative compared to $1,327,000 in 2007. This decrease in general and administrative expenses is primarily due to the closure of the Israeli Branch Office. This was partially offset by an increase in general and administrative due to GFB and Five States Acquisition.

Interest Expense - During the 2008 period, we recorded $3,885,000 in interest expense compared to $2,695,000 in 2007. This increase in interest expense is primarily due to the increasing of our long - term loans related to the GFB and Five States Acquisition, partially offset by decreasing in interest rate.

Equity in Earnings of Unconsolidated Affiliates –. As of December 31, 2007 we closed the Israeli branch offices and sold our holdings in two limited partnerships, Isramco Negev 2 and I.O.C. Dead Sea LP. Accordingly, during the 2008 period we did not record any equity in earnings of unconsolidated affiliates compared to $2,269, 000 in 2007.

Net Loss on Derivative Contracts - From time to time, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on anticipated oil and natural gas production. Under price swaps, we are required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. We elected not to designate any positions as cash flow hedges for accounting purposes for the period ended June 30, 2008 and 2007. Accordingly, we record the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations as a component of other income and expenses on the consolidated statements of operations.

We recorded a net derivative loss of $68 million ($63.5 million unrealized loss and a $4.5 million net loss for cash paid on settled contracts) for the three months ended June 30, 2008.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, as required by Rule 13a-15 of the Exchange Act. As described in our Annual Report on Form 10-K for the year ended December 31, 2007, under “Management’s Report on Internal Control Over Financial Reporting,” material weaknesses were have been identified in our internal control over financial reporting as of June 30, 2008, relating primarily to the shortage of support and resources in our accounting. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Other than as described above, no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Audit Committee of the Company’s Board of Directors have begun to develop remedial measures to address the internal control deficiencies identified in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate.

PART II - Other Information

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007   have not materially changed.

ITEM 2.	Change in Securities & Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

The Company's Annual Meeting of Stockholders was held on June 26, 2008. The following matters were voted on: (1) Election of Directors and (2) Appointment of Auditors. The vote tally was as follows:

(1) Proposal to Elect Directors to Serve until the 2009 Annual Meeting of Stockholders.

	FOR	WITHHOLD
Haim Tsuff	2,078,286	4,580

Jackob Maimon	2,078,286	4,580

Max Pridgeon	2,078,286	4,580

Frans Sluiter	2,078,286	4,580

Michele R. Cinnamonm	2,078,286	4,580

(2) Proposal to ratify the appointment of Malone & Bailey, PC as the Company's auditors for the year ending December     31, 2008.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
2,079,446	2,614	805	0

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.1	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 20023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. .

Isramco, Inc.

DATE: August 14, 2008	BY /S/ Haim Tsuff
Haim Tsuff,
CHIEF EXECUTIVE OFFICER

Principal Financial and Accounting Officer

DATE: August 14, 2008	BY /S/ Edy Francis
Edy Francis,
CHIEF FINANCIAL OFFICER