Form 10-Q
period 2008-09-30
ISRAMCO INC
filed 2008-11-14
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

4801 Woodway Drive, HOUSTON, TX 77056
 (Address of Principal Executive Offices)

713-621-5946
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company ”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as November 14, 2008 was 2,717,691.

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

Isramco Inc.
Consolidated Balance Sheets
(In thousands, except for share information)
(Unaudited)

As of	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$6,215	$1,212
Accounts receivable	11,702	6,595
Restricted and designated cash	1,740	1,501
Deferred income taxes	1,807	1,047
Prepaid expenses and other	292	748
Total current assets	21,756	11,103

Oil and gas properties, at cost - successful efforts method:
Proved properties	197,512	93,626
Unproved properties	15,314	15,314
Other	244	81
Total oil and gas properties	213,070	109,021
Accumulated depreciation, depletion, amortization and impairment	(26,758)	(16,338)
Net oil and gas properties	186,312	92,683

Marketable securities, at market	3,504	6,809
Deferred income taxes	2,140	—
Other	635	113

Total assets	$214,347	$110,708

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,702	$4,259
Current maturities of long-term debt and bank overdraft	19,720	3,706
Derivative liability	5,315	3,308
Accrued interest – related party	2,893	—
Total current liabilities	37,630	11,273

Long-term debt	51,955	24,000
Long-term debt - related party	85,480	40,014

Other Long-term Liabilities:
Asset retirement obligations	8,069	2,670
Derivative liability - non-current	13,405	6,325
Deferred income taxes	—	955
Total other long-term liabilities	21,474	9,950

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Accumulated deficit	(6,358)	(1,012)
Accumulated other comprehensive income	1,109	3,426
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	17,808	25,471
Total liabilities and shareholders’ equity	$214,347	$110,708

See notes to the consolidated financial statements.

Isramco Inc.
Consolidated Statements of Operations
(in thousands, except for share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Oil and gas sales	$17,855	$5,877	$44,203	$13,528
Operator fees from related party	—	(16)	—	19
Office services to affiliate and other	11	165	132	547
Other	—	—	134	—
Equity in earnings of unconsolidated affiliates	—	(671)	—	1,598
Total revenues	17,866	5,355	44,469	15,692

Operating Expenses
Lease operating expense, transportation and taxes	6,435	2,207	15,231	5,188
Depreciation, depletion and amortization	3,263	1,699	7,283	4,384
Impairment of oil and gas properties	3,088	—	3,137	—
Accretion expense	145	38	300	82
Exploration cost	—	286	—	321
General and administrative	659	739	1,809	2,066
Total operating expenses	13,590	4,969	27,760	12,041
Operating Income	4,276	386	16,709	3,651

Other Expenses (Income)
Interest expenses, net	2,828	1,796	6,713	4,491
Unrealized loss (gain) on marketable securities	—	280	—	(229)
Realized gain on sale of investment and other	—	(42)	—	(1,689)
Net loss (gain) on derivative contracts	(50,124)	(678)	17,917	2,919
Total other expenses (Income)	(47,296)	1,356	24,630	5,492

Income (Loss) Before Income Taxes	51,572	(970)	(7,921)	(1,841)
Income Tax Benefit (expense)	(17,084)	323	2,575	626
Net Income (Loss)	$34,488	$(647)	$(5,346)	$(1,215)

Net Income (Loss) Per Share - Basic and Diluted	$12.69	$(0.24)	$(1.97)	$(0.45)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the consolidated financial statements

Isramco Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,346)	$(1,215)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation, depletion, amortization and impairment	10,420	4,384
Accretion expense	300	82
Unrealized gain on marketable securities	—	(333)
Equity in earnings of unconsolidated affiliates	—	(1,189)
Changes in deferred taxes	(2,618)	(1,069)
Realized gain on sale of investment	—	(1,664)
Net unrealized loss on derivative contracts	8,950	5,740

Changes in components of working capital and other assets and liabilities
Accounts receivable	(5,107)	(3,432)
Prepaid expenses and other current assets	772	95
Accounts payable and accrued liabilities	5,243	(1,577)
Net cash provided by (used in) operating activities	12,614	(178)

Cash flows from investing activities:
Addition to property and equipment, net	(98,750)	(87,082)
Payments on restricted deposit, net	(238)	15,499
Proceeds from sale of subsidiary - Magic	—	2,150
Proceeds from sale of gas properties and equipment	—	36
Proceeds from sale of other investment	—	1,670
Purchase of marketable securities	—	2,880
Proceeds from sale of marketable securities	—	(740)
Net cash used in investing activities	(98,988)	(65,587)

Cash Flows From Financing Activities:
Net proceeds from loans - related parties	53,138	35,526
Payments for financing cost	(952)	—
Proceeds from long-term debt	54,000	35,300
Repayment of long-term loans – related party	(4,779)	—
Repayment of long-term debt	(10,800)	(5,533)
Borrowings of short - term debt and bank overdraft	770	1,971
Net cash provided by financing activities	91,377	67,264

Net increase in cash and cash equivalents	5,003	1,499

Cash and cash equivalents at beginning of period	1,212	573
Cash and cash equivalents at end of period	$6,215	$2,072

See notes to the consolidated financial statements

Isramco Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

As used in these financial statements, the terms “Company” and “Isramco” refer to Isramco, Inc. and its subsidiaries, Jay Petroleum, L.L.C. (“Jay Petroleum”), Jay Management L.L.C. (“Jay Management”), IsramTec Inc. (“IsramTec”), Isramco Resources LLC and Isramco Energy LLC.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Certain re-classification of prior year amounts has been made to conform to current presentation.

On March 27, 2008 (the “Acquisition Date”), we purchased certain oil and gas properties located in Texas, Utah, Colorado, New Mexico and Oklahoma from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for a preliminary purchase price of  approximately $102 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 27, 2008, the effective date of the purchase was determined to be January 1, 2008 (the “Effective Date”). Accordingly, we are entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This resulted in an adjustment to the preliminary purchase price.  These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through September 30, 2008.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Isramco and  its wholly-owned subsidiaries: Jay Petroleum, L.L.C. (“Jay Petroleum”), Jay Management L.L.C. (“Jay Management”), IsramTec Inc. (“IsramTec”), Isramco Resources LLC and Isramco Energy LLC. Inter-company balances and transactions have been eliminated in consolidation.

Note 3 - Derivative Instruments

As more fully discussed in Note 7 to Consolidated Financial Statements included in Isramco’s Annual Report on Form 10-K for the year ended December 31, 2007, We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. From time to time, we may hedge a portion of our forecasted oil and natural gas production. Our derivative contracts consists primarily swap transactions in which we hedge the variability of cash flow related to a forecasted transaction. We elected to not designate any of these positions for hedge accounting. Accordingly, we record the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in net gain (loss) on derivative contracts on the consolidated statements of operations.

During the second quarter of 2008, we made the decision to mitigate a portion of our interest rate risk with interest rate swaps. These swap instruments reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swaps convert a portion of our variable rate interest of our Scotia debt (as defined in Note 8, “Long-term Debt”) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We have elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.

Note 4 - New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event, which gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. We adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for anyexisting eligible items.

In March 2006, the FASB issued SFAS No. 157, “Fair value measurements.” SFAS No. 157 provides a definition of fair value and provides a framework for measuring fair value. The standard also requires additional disclosures on the use of fair value in measuring assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and requires disclosure of fair value measurements within that hierarchy. In February 2008, the FASB issued a Staff Position on SFAS No. 157, FASB Staff Position No. FAS 157-2, “EFFECTIVE DATE OF FASB STATEMENT NO. 157,” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, except as provided by FSP 157-2. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. FSP 157-2 requires an entity that does not adopt SFAS No. 157 in its entirety to disclose, at each reporting date until fully adopted, that it has only partially adopted SFAS No. 157 and the categories of assets and liabilities recorded or disclosed at fair value to which SFAS No. 157 has not been applied. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 (see Note 10).

Note 5 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the period ended September 30 (in thousands):

	2008	2007
Interest	$6,226	$1,377

Income taxes	$80	$—

The consolidated statements of cash flows exclude the following non-cash transactions:

w	Asset retirement obligation from acquired properties of $5,098 thousand included in the oil and gas properties

w	Oil and gas properties of $200 thousand included in accounts payable

Note 6 - Transaction with GFB Acquisition 1, L.P.and Trans Republic Resources Ltd

On March 27, 2008, we purchased certain oil and gas properties located in Texas, Oklahoma and New Mexico from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for an aggregate preliminary purchase price of $102 million.  Based upon on  a reserve report as of January 1, 2008 prepared by a third party consulting firm , total net proved developed producing reserves are approximately 3.26 million barrels of oil and 18 BCF of natural gas.

We funded the purchase price from loans the Company obtained during 2008 in the total principle amount of $102.9 million, in addition see Note 8 (“Long-term Debt”).

The following table summarizes the preliminary estimated fair values of assets that we acquired and the liabilities assumed in connection with the acquisition of these properties:

(In thousands)
Oil and gas properties (after adjustments)	$102,241
Asset retirement obligation	(4,739)
Net assets acquired	$97,502

The following unaudited pro forma information assumes that GFB and Trans Republic acquisition and the Five States acquisition occurred as of January 1, 2007.

The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

(In thousands, except for share data)	AS REPORTED	PRO FORMA
Nine months ended September 30, 2008:
Revenues	$44,469	$51,954
Net loss	(5,346)	(3,980)
Loss per share - basic and diluted
Total	$(1.97)	$(1.46)

Nine months ended September 30, 2007:
Revenues	$15,692	$36,708
Net Income (loss)	(1,215)	479
Income (Loss) per share - basic and diluted
Total	$(0.45)	$0.18

Three months ended September 30, 2007:
Revenues	$5,355	$11,643
Net loss	(647)	(825)
Loss per share - basic and diluted
Total	$(0.24)	$(0.30)

Note 7 - Derivative Contracts

We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. From time to time, we may hedge a portion of our forecasted oil and natural gas production. Our derivative contracts consists primarily swap transactions in which we hedge the variability of cash flow related to a forecasted transaction. We elected to not designate any of these positions for hedge accounting. Accordingly, we record the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in net gain (loss) on derivative contracts on the consolidated statements of operations.

As of September 30, 2008, we had a $18.7 million derivative liability, $5.3 million of which was classified as current.  We recorded a net derivative loss of $17.9 million ($8.9 million unrealized loss and a $9 million net loss for cash paid on settled contracts) for the period ended September 30, 2008.

During the second quarter of 2008, we made the decision to mitigate a portion of our interest rate risk with interest rate swaps. These swap instruments reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swaps convert a portion of our variable rate interest of our Scotia debt (as defined in Note 8, “Long-term Debt”) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We have elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. For the nine months ended September 30, 2008, we have recorded changes in the fair value of our interest rate swap contracts totaling $135 thousands in accumulative other comprehensive income. At September 30, 2008, the derivative liability associated with these interest rate contracts is $135 thousands.

The following is the Company’s open swap contracts positions at September 30, 2008:

Swap Contracts
	Natural Gas			Crude Oil
	Volume (MMBTU)	Price range ($/MMBTU)	Weighted - Average Price ($/MMBTU)	Volume (Bbl)	Price range ($/MMBTU)	Weighted - Average Price ($/Bbl)
2008	562,686	8.20-10.32	$8.62	102,892	64.15-109.56	$82.07

2009	2,060,928	7.77-9.60	8.26	286,596	63.90-104.25	80.45

2010	1,785,648	7.49-8.32	7.88	254,868	63.31 -101.70	79.59

2011	764,820	8.22	8.22	210,31 7	82.10-88.55	87.53

2012	174,222	8.65	8.65	31,953	88.20	88.20

On April 28, 2008, we entered into an interest rate swap agreement to hedge our LIBOR-based debt.  The aggregate notional amount of the swap is $32 million and the agreement expires on February 28, 2011.  We account for this hedging activity in accordance with SFAS 133 and have elected to designate this derivate instrument as a cash flow hedge.

On October 21, 2008, we entered into an interest rate swap agreement to hedge our LIBOR-based debt. The aggregate notional amount of the swap is $6 million and the agreement expires on February 28, 2011.

At September 30, 2008 we do not except nonperformance by our counter parties.

Note 8 - Long-Term Debt

In connection with the acquisition of the GFB Acquisition - I, L.Pand Trans Republic Resources, Ltd. properties (see Note 1), we obtained the following financing:

In February  and  March, 2008 we obtained loans  from JOEL, a related party, in the aggregate principal amount of $48.9 million, repayable at the end of  4 months at an interest rate of LIBOR plus 1.25% per annum.  Pursuant to a loan agreement signed in June 2008, the maturity date of this loan was extended for an additional period of seven years. Interest accrues at a per annum rate of LIBOR plus 6%.  Principal and interest are due and payable in four equal annual installments, commencing on June 30, 2012. At any time we can make prepayments without premium or penalty.  Mr. Jackob Maimon, Isramco’s president and director is a director of JOEL and Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman, is a controlling shareholder of JOEL.

Pursuant to a Credit Agreement dated as of March 27, 2008 (the “Credit Agreement”) between Isramco Resources and the Bank of Nova Scotia (“Scotia”), as administrative agent, we obtained a $54 million line of credit. The Credit Agreement was subsequently amended and restated, effective April 28, 2008, to add Capital One, N.A. as Syndication Agent. Amounts outstanding under the credit line are payable by March 27, 2012 and are secured by a first lien and security interest on the real and personal property of Isramco Resources. Interest on amounts outstanding accrues at a per annum rate equal to LIBOR plus 2%.

As of September 30, 2008, we were in compliance with all debt covenants.

Note 9 - Comprehensive Income (Loss)

Our comprehensive income (loss) for the three and nine month period ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net gain (loss)	$34,488	$(647)	$(5,346)	$(1,215)
Other comprehensive gain (loss)
Available-for-sale securities, net of tax	(1,039)	(135)	(2,182)	617
Change in unrealized gains on hedging instruments, net of tax	(167)	—	(135)	—
Foreign currency translation adjustments, net of tax	—	669	—	577
Comprehensive gain (loss)	$33,282	$(113)	$(7,663)	$(21)

Note 10 - Fair Value of Financial Instruments

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

w	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets.

w
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

w	Level 3 — Significant inputs to the valuation model are unobservable.

The following table presents Isramco’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:	$3,504	$—	$—	$3,504
Liabilities:
Liabilities from derivatives contracts	$—	$18,720	$—	$18,720

Note 11 - Impairment

In September 2008, we identified a significant decrease in the volume of gas produced from certain of our oil and gas properties located in Barnett Shale formation in Parker County, Texas. In addition, we’ve experienced an increase in lease operating expenses and transportation costs associated with these wells. As a result of these events, we analyzed these properties for impairment and recorded a $3,088,000 impairment charge for the three months ended September 30, 2008.

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

Overview

Isramco, Inc., a Delaware corporation incorporated in 1982, together with its wholly-owned subsidiaries, Isramco Energy LLC (“IEN”), Jay Petroleum LLC (“Jay Petroleum”), Isramco Resources LLC (“ISR”) and Jay Management LLC (“Jay Management”) (collectively “Isramco” or the “Company”), explores for, develops and produces natural gas and crude oil in the United States of America (United States).

On March 27, 2008 (the “Acquisition Date”), we purchased certain oil and gas properties located in Texas, New Mexico, Utah, Colorado and Oklahoma from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for a preliminary purchase price of  approximately $102 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 27, 2008, the effective dated of the purchase was determined to be January 1, 2008 (the “Effective Date”).  Accordingly, we are entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This will result in an adjustment to the preliminary purchase price.  These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through September 30, 2008.

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

Liquidity and Capital Resources

We finance our operations primarily from cash generated by operations.  During the nine months ended September 30, 2008, our consolidated cash and cash equivalents increased by $5,003,000, from $1,212,000 at December 31, 2007 to $6,215,000 at September 30, 2008.

Net cash provided by operating activities was $12,614,000 for the nine months ended September 30, 2008 compared to ($178,000) used in operating activities for the same period in 2007. The increase is primarily attributable to the GFB and Trans Republic Acquisition, discussed herein, along with an increase in oil and gas prices, which in turn was partially offset by the commodity hedging agreements in effect.

Net cash used in investing activities for the nine months ended September 30, 2008 was $98,988,000 compared to $65,587,000 for the same period in 2007.  The cash used in the 2008 period is primarily attributable to the GFB and Trans Republic Acquisition.

Net cash provided by financing activities was $91,377,000 for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $67,264,000 for the same period in 2007.  Our financing activities in 2008 primarily relate to borrowings in connection with the GFB and Trans Republic Acquisition.

We believe that existing cash balances and cash flows from operating activities will be sufficient to meet our financing needs. The Company intends to finance its ongoing oil and gas exploration activities from working capital.

Summary of Exploration, Development and Production efforts in the United States

Isramco, through its wholly owned subsidiaries, IEN, Jay Petroleum, ISR and Jay Management, is involved in oil and gas exploration, development production and operation of wells in the United States. Through its subsidiaries, Isramco owns varying working interests in oil and gas wells in Louisiana, Texas, Oklahoma, New Mexico, Colorado, Utah and Wyoming and currently serves as operator of approximately 270 wells located in Texas and New Mexico. On October 1, we assumed operations on an additional 364 wells located in Texas, New Mexico and Oklahoma.

Transaction with GFB Acquisition – 1, L.P. and Trans Republic Resources Ltd. On February 15, 2008, we entered into Purchase and Sale Agreements (the “Agreements”) with GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) pursuant to which we agreed to purchase the Sellers’ interests in certain oil and gas properties located in Texas, New Mexico, Utah,, Colorado and Oklahoma for an aggregate purchase price of approximately $102 million. The transaction includes mainly operated oil and gas properties in approximately 40 fields (approximately 490 Leases) in East Texas, Texas Gulf Coast, Permian, Anadarko and San Juan Basins.  Significant fields are the Alabama Ferry Field in East Texas, the Bagley Field in West Texas and New Mexico, and the Esperson Dome Field on the Texas Gulf Coast. Net daily production from the properties is approximately 600 Barrels of oil and 3.6 MMCF of gas.   Based upon a reserve report prepared by a third party consulting firm as of January 1, 2008, total net proved reserves are approximately 3.26 million barrels of oil and 18 BCF of natural gas. The closing of the transaction was on March 27, 2008.

The acquisition from GFB and Trans Republic was funded, during 2008, through loans in the total principle amount of $102 million, consisting of $54 million from a commercial bank) and $48.9 million from related parties..

Contemporaneously with signing the agreement, we signed swap contracts with a commercial bank for an aggregate volume of 605,016 barrels of crude oil during 48 months and 3,433,348 MMBTU of natural gas during 48 months commencing April 1, 2008, which constitutes approximately 74%  of the forecast production for 2008-2011and 18% of the forecasted production for 2012.

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

On October 19, 2006, Jay Petroleum and Delek Energy US Inc. (“Delek”) each purchased a 50% working interest in the rights below the Marble Falls formation in  2,800 acres acreage in Wise County, Texas from McCommons Oil Company (“McCommons”). The interests purchased are held by production from McCommons in the shallower formations.  Jay Petroleum and Delek each paid $1.2 million for these rights.  In addition, Jay Management LLC and Delek entered into a joint operating agreement as of October 19, 2006 for Jay Management to serve as operator of the acreages. A 3D seismic survey of the area has been conducted and one exploratory well to the Barnett Shale formation is currently planned. Drilling is currently anticipated before the close of 2008.  Based on the results, additional drilling will be considered.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007:

We reported a net income of $34,488,000 or $12.69 per share for the three months ended September 30, 2008 compared to net loss of $647,000 or ($0.24) per share for the same period in 2007. The increase in the income recorded during the three months ended September 30, 2008 as compared to the net loss recorded for the same period in 2007 is primarily attributable to an aggregate $53,336,000 increase in gain on swap transactions and operating income. This was partially offset by an $18,439,000 increase in interest expenses and income tax expenses.

Oil & Gas Revenues - During the 2008 period, we recorded $17,855,000 in oil and gas revenues compared to $5,877,000 during the corresponding period in 2007. This increase is primarily attributable to the oil and gas properties that we purchased from GFB and Trans Republic and, increases in oil and gas prices, and partially offset by a natural decline in production from our older oil and gas properties.

Lease Operating Expenses, Transportation and Severance Taxes - During the 2008 period, we recorded $6,435,000 in lease operating expenses, transportation and severance taxes compared to $2,207,000 in 2007. This increase in lease operating expenses, transportation and severance taxes is primarily due to the GFB Acquisition, along with the increase in oil and gas prices, which caused an increase in severance tax obligations.

Depreciation, Depletion, Amortization (DD&A) and Impairment – Depreciation, depletion, amortization and impairment expenses are connected to the producing wells in the United States. During the 2008 period, we recorded $3,263,000 in depreciation, depletion and amortization compared to $1,699,000 in 2007. This depreciation, depletion and amortization increase is primarily due to the GFB Acquisition.  In the three months ended September 30, 2008 we recorded $3,088,000 impairment due to the low volume of gas produced and high Lease Operating Expenses and Transportation costs for the wells in which the Company participated which were completed in the Barnett Shale formation in Parker County, Texas.

General and Administrative - During the 2008 period, we recorded $659,000 in general and administrative compared to $739,000 in 2007. This decrease in general and administrative expenses is primarily due to the closure of the Israeli Branch Office. This was partially offset by an increase in general and administrative expenses due to the GFB Acquisition and the assumption of operations on an additional 614 wells

Interest Expense - During the 2008 period, we recorded $2,828,000 in interest expense compared to $1,796,000 in 2007. This increase in interest expense is primarily due to the increasing of our long - term loans related to the GFB Acquisition, partially offset by decreases in the interest rate paid as well as the decrease in the principal amount of indebtedness outstanding for the acquisition of oil and gas properties Five States Energy Company (the “Five States acquisition”).

Equity in Earnings of Unconsolidated Affiliates –. As of December 31, 2007, we closed the Israeli branch offices and sold our holdings in two limited partnerships, Isramco Negev 2 and I.O.C. Dead Sea LP. Accordingly, during the 2008 period we did not record any equity in earnings of unconsolidated affiliates compared to loss of $671, 000 in 2007.

Net Gain on Derivative Contracts - From time to time, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on anticipated oil and natural gas production. Under price swaps, we are required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. We elected not to designate any positions as cash flow hedges for accounting purposes for the period ended September 30, 2008 and 2007. Accordingly, we record the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations as a component of other income and expenses on the consolidated statements of operations.

We recorded a net derivative gain of $50.1 million ($54.5 million unrealized gain and a $4.4 million net loss for cash paid on settled contracts) for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007:

We reported a net loss of $5,346,000 or ($1.97) per share for the nine months ended September 30, 2008 compared to net loss of $1,215,000 or ($0.45) per share for the same period in 2007. The increase in the loss recorded during the nine months ended September 30, 2008 as compared to the net loss recorded for the same period in 2007 is primarily attributable to an aggregate $17,220,000 increase in loss on swap transactions as well as the increased in interest expense . This was partially offset by a $15,007,000 increase in operating income and income tax benefit.

Oil & Gas Revenues - During the 2008 period, we recorded $44,203,000 in oil and gas revenues compared to $13,528,000 during the corresponding period in 2007. This increase is primarily attributable to the oil and gas properties that we purchased from GFB and Five States Acquisition, and increase in oil and gas prices and these increases were partially offset by a natural decline in production from our older oil and gas properties.

Lease Operating Expenses, Transportation and Severance Taxes - During the 2008 period, we recorded $15,231,000 in lease operating expenses, transportation and severance taxes compared to $5,188,000 in 2007. This increase in lease operating expenses, transportation and severance taxes is primarily due to the GFB and Five States Acquisition, along with the increase in oil and gas prices, which caused an increase in severance tax obligations and a onetime amortization of $1,000,000 in inventory related to the GFB acquisition.

Depreciation, Depletion, Amortization (DD&A) and Impairment – Depreciation, depletion, amortization expenses are connected to the producing wells in the United States.  During the 2008 period, we recorded $7, 283,000 in depreciation, depletion, amortization and impairment compared to $4,384,000 in 2007. This increased depreciation, depletion and amortization is primarily due to the GFB and Five States Acquisitions. In the nine months ended September 30, 2008 we recorded $3,137,000 impairment mainly due to the low volume of gas produced and high lease operating expenses and transportation costs associated with  in wells in which the Company participated which were completed in the Barnett Shale formation in Parker County, Texas

General and Administrative - During the 2008 period, we recorded $1,809,000 in general and administrative expenses compared to $2,066,000 in 2007. This decrease in general and administrative expenses is primarily due to the closure of the Israeli Branch Office. This was partially offset by an increase in general and administrative expenses due to GFB and Five States acquisitions and the assumption of operations on an additional 614 wells

Interest Expense - During the 2008 period, we recorded $6,713,000 in interest expense compared to $4,491,000 in 2007. This increase in interest expense is primarily due to the increasing of our long - term loans related to the GFB and Five States Acquisition, partially offset by decreases  in the interest rate paid as well as the decrease in the principal amount of indebtedness outstanding for the acquisition of oil and gas properties Five States Energy Company (the “Five States acquisition”).

Equity in Earnings of Unconsolidated Affiliates –. As of December 31, 2007, we closed the Israeli branch offices and sold our holdings in two limited partnerships, Isramco Negev 2 and I.O.C. Dead Sea LP. Accordingly, during the 2008 period we did not record any equity in earnings of unconsolidated affiliates compared to $1,598, 000 in 2007.

Net Loss on Derivative Contracts - From time to time, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on anticipated oil and natural gas production. Under price swaps, we are required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. We elected not to designate any positions as cash flow hedges for accounting purposes for the period ended September 30, 2008 and 2007. Accordingly, we record the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations as a component of other income and expenses on the consolidated statements of operations.

We recorded a net derivative loss of $17.9 million ($8.9 million unrealized loss and a $9 million net loss for cash paid on settled contracts) for the nine months ended September 30, 2008.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, as required by Rule 13a-15 of the Exchange Act. As described in our Annual Report on Form 10-K for the year ended December 31, 2007, under “Management’s Report on Internal Control Over Financial Reporting,” material weaknesses were have been identified in our internal control over financial reporting as of September 30, 2008, relating primarily to the shortage of support and resources in our accounting. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Other than as described above, no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Audit Committee of the Company’s Board of Directors have begun to develop remedial measures to address the internal control deficiencies identified in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate.

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

Isramco, Inc.

ISRAMCO, INC

Date: NOVEMBER 14, 2008	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 14, 2008	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)