Form 10-Q
period 2009-03-31
ISRAMCO INC
filed 2009-05-15
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

4801 Woodway Drive, HOUSTON, TX 77056
 (Address of Principal Executive Offices)

713-621-5946
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company ”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as May 14, 2009 was 2,717,691.

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

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

As of	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,172	$3,141
Accounts receivable, net	4,220	5,416
Restricted and designated cash	782	757
Derivative asset	13,829	12,082
Prepaid expenses and other	620	592
Total Current Assets	22,623	21,988

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	219,992	219,945
Other	450	450
Total Property and Equipment	220,442	220,395
Accumulated depreciation, depletion and amortization	(60,703)	(56,196)
Net Property and Equipment	159,739	164,199

Marketable securities, at market	2,031	1,799
Debt cost	509	572
Derivative asset	12,027	10,942
Deferred tax assets and other	3,323	3,871
Total assets	$200,252	$203,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,371	$7,712
Short term debt and bank overdraft	618	1,544
Current maturities of long-term debt	15,000	21,000
Derivative liability	1,023	943
Accrued interest and due to related party	5,841	5,606
Deferred tax liabilities	2,758	2,245
Total current liabilities	32,611	39,050

Long-term debt	44,250	43,200
Long-term debt - related party	80,354	80,354

Asset retirement obligations	15,942	15,733

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Retained earnings	4,007	2,217
Accumulated other comprehensive income (loss)	31	(240)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	27,095	25,034

Total liabilities and shareholders’ equity	$200,252	$203,371

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended March 31	2009	2008

Revenues
Oil and gas sales	$6,583	$7,507
Office services to affiliate and other	182	89
Other	242	134
Total revenues	7,007	7,730

Operating expenses
Lease operating expense, transportation and taxes	3,665	2,733
Depreciation, depletion and amortization	4,507	1,305
Accretion expense	210	41
General and administrative	879	490
Total operating expenses	9,261	4,569
Operating income (loss)	(2,254)	3,161

Other expenses (income)
Interest expense (income), net	2,447	1,465
Net loss (gain) on derivative contracts	(7,414)	13,282
Total other expenses (income)	(4,967)	14,747

Income (loss) from continuing operations before income taxes	2,713	(11,586)
Income tax benefit (expense)	(923)	3,940

Net income (loss)	$1,790	$(7,646)

Earnings (loss) per share – basic and diluted:	$0.66	$(2.81)

Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended March 31	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$1,790	$(7,646)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	4,507	1,305
Accretion expense	210	41
Unrealized and realized gain on marketable securities	(169)	-
Changes in deferred taxes	923	(3,940)
Net unrealized loss (gain) on derivative contracts	(2,833)	12,401
Amortization of debt cost	63	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	1,196	(1,352)
Prepaid expenses and other current assets	(28)	85
Related party	74	-
Inventories	-	(1,081)
Accounts payable and accrued liabilities	(341)	2,256
Net cash provided by operating activities	5,392	2,069

Cash flows from investing activities:
Addition to property and equipment, net	(47)	(101,449)
Restricted cash and deposit, net	(25)	-
Proceeds from sale of marketable securities	427	-
Net cash provided by (used in) investing activities	355	(101,449)

Cash flows from financing activities:
Proceeds from loans – related parties, net	160	49,939
Proceeds from long-term debt	-	54,000
Repayment of long-term debt	(4,950)	(1,300)
Payments for financing cost	-	(1,015)
Repayments of short - term debt, net	(926)	(65)
Net cash provided by (used in) financing activities	(5,716)	101,559

Net increase in cash and cash equivalents	31	2,179
Cash and cash equivalents at beginning of period	3,141	1,212
Cash and cash equivalents at end of period	$3,172	$3,391

See notes to the consolidated financial statements.

Isramco Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

As used in these financial statements, the terms “Company” and “Isramco” refer to Isramco, Inc. and its subsidiaries, Jay Petroleum, L.L.C. (“Jay Petroleum”), Jay Management  Company L.L.C. (“Jay Management”), IsramTec Inc. (“IsramTec”), Isramco Resources LLC, Isramco Energy LLC and Field Trucking and Services, LLC (”FTS”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain re-classification of prior year amounts has been made to conform to the current presentation.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Isramco and its wholly-owned subsidiaries: Jay Petroleum, Jay Management, IsramTec , Isramco Resources LLC and Isramco Energy LLC and FTS. Inter-company balances and transactions have been eliminated in consolidation.

Note 3 - New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Bulletin (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. Isramco does not expect FSP No. FAS 107-1 to have a material impact on its financial position, results of operations or cash flows.

Note 4 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the period ended March 31 (in thousands):

	2009	2008
Interest	$2,209	$129

Income taxes	$—	$—

The consolidated statements of cash flows exclude the following non-cash transactions:

w	Asset retirement obligation from acquired properties of $1,288 thousand included in the oil and gas properties in 2008

Note 5 - Derivative Contracts

At March 31, 2009, the Company had a $25.9 million derivative asset, which $13.9 million was classified as current. For the three months ended March 31, 2009, the Company recorded a net derivative gain of $7.4 million ($2.8 million unrealized gain and a $4.6 million gain from net cash proceeds on settled contracts).

At March 31, 2008, the Company had a $21.4 million derivative liability, $8.9 million of which was classified as current. For the three months ended March 31, 2008, the Company recorded a net derivative loss of $13.3 million ($12.4 million unrealized loss and a $0.9 million net loss for cash payments on settled contracts).

Natural Gas

At March 31, 2009, the Company had the following natural gas swap positions:

Period	Swaps
	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
April 2009 – December 2009	1,541,196	$7.77-9.60	$8.25
January 2010 – December 2010	1,785,648	7.49-8.32	7.88
January 2011 – December 2011	764,820	8.22	8.22
January 2012 – March 2012	174,222	8.65	8.65

Crude Oil

At March 31, 2009, the Company had the following crude oil swap positions:

Period	Swaps
	Volume in Bbls	Price / Price Range	Weighted Average Price
April 2009 – December 2009	205,947	$63.90-104.25	$81.00
January 2010 – December 2010	254,868	63.30-101.70	79.59
January 2011 – December 2011	210,307	82.10-91.05	87.53
January 2012 – March 2012	31,953	88.20	88.20

During the second quarter of 2008, we made the decision to mitigate a portion of our interest rate risk with interest rate swaps. These swap instruments reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Under these swaps, the Company makes payments to, or receives payments from, the counterparties based upon the differential between a specified fixed price and a price related to the one-month London Interbank Offered Rate (“LIBOR”). These interest rate swaps convert a portion of our variable rate interest of our debt to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We have elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.

The Company’s open interest rate swap positions, as described above, are as follows:

National amount (in thousands):	Start Date	Maturity Date	Weighted-Average Interest Rate
32,000	April 2009	February 2011	3.63%
6,000	April 2009	February 2011	2.90%

Note 6 - Long-Term Debt

Senior Secured Revolving Credit Agreements

During the second quarter of 2009, the Lenders to our Senior Secured Revolving Credit Agreement, dated as of March 2, 2007 as Amended and Restated as of June 15, 2007 reduced the borrowing base to $20.4 million.

At March 31, 2009, the Company was in compliance with all of its debt covenants under the its existing Credit Agreements.

Related party Debt

Effective February 1, 2009, each of the loans from I.O.C. – Israel Oil Company, Ltd. and Naphtha Israel Petroleum Corp., Ltd., to the Company was amended and restated to extend the payment deadlines arising and after February, 2009, by two years.

Note 7 - Comprehensive Income (Loss)

Our comprehensive income (loss) for the three month period ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31
	2009	2008
Net gain (loss)	$1,790	$(7,646)
Other comprehensive gain (loss)
Available-for-sale securities, net of taxes	323	(1,131)
Change in unrealized gains on hedging instruments, net of taxes	(52)	—
Comprehensive income (loss)	$2,061	$(8,777)

Note 8 - Fair Value of Financial Instruments

The following table presents Isramco’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$2,031	$—	$—	$2,031
Commodity derivatives	—	25,856	—	25,856

Total	$2,031	$25,856	$—	$27,887

Liabilities
Interest rate derivatives	$—	$1,023	$—	$1,023

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

Overview

Isramco, Inc. (“”Isramco” or “we”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States. Our properties are primarily located in Texas, New Mexico and Oklahoma. We also act as an operator of certain of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs.

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

Liquidity and Capital Resources

Our primary source of cash during the first quarter was cash flows from operating activities. The capital markets, as they relate to us, have been adversely impacted by the current financial crisis, concerns about overall deflation and its effect on commodity prices, the possibility of a deepening world recession that may extend for a long period into the future, a lack of liquidity in the banking system and the unavailability and cost of credit.  Continued volatility in the capital markets could adversely impact our ability to replace our reserves, and eventually, our production levels.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding and acquiring additional reserves. We expect to fund our future capital requirements through internally generated cash flows and borrowings under revolving credit facilities with commercial banking institutions. Long-term cash flows are subject to a number of variables including the level of production and prices, our commodity price hedging activities as well as various economic conditions that have historically affected the oil and natural gas industry. If oil and natural gas prices remain at their current levels for a prolonged period of time or if natural gas prices continue to decline, our ability to fund our capital expenditures, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Debt

	As of March 31,	As of December 31,
	2009	2008
Revolving Credit Facility	$44,250	$43,200
Long – term debt – related party	80,354	80,354
Current maturities of long-term debt, short-term debt and bank overdraft	15,618	22,544
Total debt	140,222	146,098

Stockholders’ equity	27,095	25,034

Debt to capital ratio	83.8%	85.4%

During the three month period ended March 31, 2009, our credit availability under the revolving credit facilities in place between our wholly owned subsidiaries and two commercial banking lenders was reduced from $81,000 thousand to $65,400 thousand (for both facilities together) as a result of the reduction in the relevant borrowing base. The reduction is primarily due to the dramatic decline in the commodity prices year-over-year. Under the reduced facility availability, we can borrow up to a maximum of $65,400 thousand, of which approximately $59,250 thousand is currently outstanding. Management currently believes that the reduced availability provides the liquidity needed to meet our expected working capital needs for 2009.

At March 31, 2009, our total debt was $140,222 thousand compared to total debt of $146,098 thousand at year-end 2008. As of March 31, 2009, current debt included $15,000 thousand as current maturities of the Revolving Credit Facilities. However, the Company is not obligated to repay this facility prior to the due date, except for such payments as may be required under the credit agreements in the event of a redetermination and reduction of the borrowing base. The entire $15,000 thousand that was recorded as due as of March 31, 2009 is attributable of management’s decision to further reduce the debt under the credit facilities below the borrowing base.  As of December 31, 2008, current debt included $21,000 thousand as current maturities, which $19,750 thousand was due to management’s decision to continue payments to reduce debt below the borrowing base.

Cash Flow

Our primary sources of cash in the three months ended March 31, 2009 were from operating activities as compared to the corresponding three month period in 2008 where our primary sources of cash were from operating and financing activities. In the 2009 period, cash received from operations mainly were offset by repayments made under our revolving credit facilities. In the 2008 period, proceeds from loans obtained from related parties, borrowings under the credit facilities and cash received from operations were offset by repayments under the credit facilities, repayments of loans from related parties and cash used in investing activities to fund acquisition activities.

Our long-term cash flows are subject to a number of variables including our level of production and commodity prices, as well as various economic conditions that have historically affected the oil and natural gas industry. If oil and natural gas prices remain at their current levels for a prolonged period of time or if natural gas prices continue to decline, our ability to fund our capital expenditures, reduce debt, meet our financial obligations and maintain operations as presently conducted and ultimately become profitable may be materially adversely impacted.

	Three months Ended March 31,
	2009	2008
	(In thousands)
Cash flows provided by operating activities	$5,392	$2,069
Cash flows provided by (used in) investing activities	355	(101,449)
Cash flows provided by (used in) financing activities	(5,716)	101,559
Net increase in cash	$31	$2,179

Operating Activities, Net cash flows provided by operating activities for the three months ended March 31, 2009 and 2008 were $5,392 thousands and $2,069 thousands, respectively.

Net cash provided by operating activities increased in 2009 primarily due to the GFB acquisition we had during 2008, our commodity price hedging activities which partially offset by declines in oil and natural gas revenues, this decline was primarily attributable to lower average oil and gas prices for the quarter ended March 31, 2009 of $37.75/bbl and $3.92/mcf compared to $96.52/bbl and $8.78/mcf for the quarter ended March 31, 2008.

Investing Activities,  Net cash flows provided by (used in) investing activities for the three months ended March 31, 2009 and 2008 were $355 thousands and ($101,449) thousands, respectively. Net cash flows used in investing activities in 2008 was primarily attributable to the GFB acquisition

Financing Activities, Net cash flows provided by (used in) financing activities were $(5,716) thousands and $101,559 thousands for the three months ended March 31, 2009 and 2008, respectively.

The primary component of cash used in financing activities in 2009 is repayments of Senior Credit Agreements ($4,950) thousands. The primary component of cash provided by financing activities in 2008 is proceeds from long-term loans obtained from related parties ($49,939) thousands and Senior Credit Agreements ($54,000) thousands.

Results of Operations

Selected Data

	Three Months Ended March 31,
	2009	2008
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$6,583	$7,507
Other	424	223
Total revenues and other	7,007	7,730

Cost and expenses	9,261	4,569
Other expense (income)	(4,967)	14,747
Income tax expense (benefit)	923	(3,940)
Net Income (loss)	1,790	(7,646)
Earnings per common share – basic and diluted	$0.66	$(2.81)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$9,667	$(8,816)
Sales volumes (MMBOE)	232	122

Average cost per MBOE:
Production (including transportation and taxes)	$15.80	$22.48
General and administrative	$3.79	$4.03
Depletion	$19.44	$10.74

(1)
Adjusted EBITDAX (earnings before interest, taxes, depreciation and amortization) for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from continuing operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Income (Loss) from continuing Operations, in the first quarter of 2009, Isramco’s income from continuing operations was $1,790 thousand, or $0.66 per share. This compared to loss from continuing operations of $7,646 thousand, or $2.81 per share, for the first quarter of 2008.

This increase was primarily due to the impact of derivatives, increases in sales volumes of natural gas, oil and natural gas liquids (“NGL”) due to the acquisition in March 2008 of oil and gas interests which were partially offset by sustained lower natural gas, oil and NGLs sales revenues due to lower prices, higher lease operating expenses, higher depreciation, depletion and amortization expenses and higher interest expense due to the above reference acquisition.

Revenues, Volumes and Average Prices
Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2009	2008	Δ vs. 2008
Gas sales	$2,663	$3,448	(23)%
Oil sales	2,963	2,536	17
Natural gas liquid sales	957	1,523	(37)
Total	$6,583	$7,507	(12)%

Our sales revenues for first quarter of 2009 decreased by 12% when compared to same period of 2008 due to lower natural gas, oil and condensate and NGLs commodity prices. This decrease was partially offset by increases in sales volumes of natural gas, oil and natural gas liquids due to the GFB acquisition.

Volumes and Average Prices

	Three Months Ended March 31,
	2009	2008	Δ vs. 2008
Natural Gas
Sales volumes Mmcf	679.4	392.6	73%
Average Price per Mcf (1)	$3.92	$8.78	(55)
Total gas sales revenues (thousands)	$2,663	$3,448	(23)%

Crude Oil
Sales volumes MBbl	78.5	26.3	199%
Average Price per Bbl (1)	$37.75	$96.52	(61)
Total oil sales revenues (thousands)	$2,963	$2,536	17%

Natural gas liquids
Sales volumes MBbl	40.2	29.9	35%
Average Price per Bbl (1)	$23.82	$51.00	(53)
Total natural gas liquids sales revenues (thousands)	$957	$1,523	(37)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes increased by 73%, crude oil sales volumes by 199% and natural gas liquids sales volumes by 35% for the first quarter of 2009 compared to the same period of 2008 primarily due to GFB acquisition.

Our average natural gas price for the first quarter of 2009 decreased by 55% or $4.86 per Mcf when compared to the same period of 2008. Our average crude oil price for the first quarter of 2009 decreased by 61% or $58.77 per Bbl when compared to the same period of 2008. Our average natural gas liquids price for the first quarter of 2009 decreased by 53% or $27.18 per Bbl when compared to the same period of 2008.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended March 31, 2009 compared to the same period of 2008.

In thousands	Natural Gas	Oil	Natural gas liquids
2008 sales revenues	3,448	2,536	1,523
Changes associated with sales volumes	2,518	5,041	526
Changes in prices	(3,303)	(4,614)	(1,092)
2009 sales revenues	$2,663	$2,963	$957

Operating Expenses

	Three Months Ended March 31,
In thousands except percentages	2009	2008	Δ vs. 2008
Lease operating expense, transportation and taxes	$3,665	$2,733	34%
Depreciation, depletion and amortization	4,507	1,305	245
Accretion expense	210	41	412
Operator expense	-	-	-
General and administrative	879	490	79
	$9,261	$4,569	103%

During the first quarter of 2009, our operating expenses increased by 103% when compared to the first quarter of 2008 due to the following factors:

•
Lease operating expense, transportation and taxes increased by 34%, or $932 thousand, in 2009 when compared to 2008 due to approximately $1,600 thousand in additional operating expenses, transportation and taxes attributable to the properties acquired in the GFB acquisition, which was partially offset by lower commodity prices that affected the taxes paid during 2009.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes to these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A increased by 245%, or $3,202 thousand, in 2009 when compared to 2008 primarily due to approximately $2,720 thousand DD&A which was related to the oil and gas properties acquired in GFB acquisition and lower commodity prices that impacted the estimated total reserves, which are the basis for the depletion calculation, which partially offset by the impact of 2008 impairment of $22,093 thousand on the depletable base used to calculate DD&A

•
Accretion expense for asset retirement obligations increased by 412%, or $169 thousand in 2009 when compared to 2008. The increase reflects the impact of the increase in the revised abandonment costs at year end 2008 and due to the GFB acquisition.

•
General and administrative expenses increased by 79%, or $389 thousand, in 2009 when compared to 2008 primarily due to increases in compensation and benefit expenses associated with additional employees required in connection with the GFB acquisition. The GFB acquisition also increased the volume of the activities and, as a result, the indirect expenses of those activities.

Other expenses (income)

	Three Months Ended March 31,
In thousands except percentages	2009	2008	Δ vs. 2008
Interest expense, net	$2,447	$1,465	67%
Net loss (gain) on derivative contracts	(7,414)	13,282	(156)
	$(4,967)	$14,747	(134)

Interest expense.  Isramco’s interest expense increased by 67%, or $982 thousand, for the first quarter of 2009 compared to the same period of 2008.  This increase is primarily attributable to interest on loans we obtained from banks and related parties for funding the GFB acquisition.  The increase was partially offset by the lower average outstanding balance of loans which we obtained to fund the Five States acquisition in 2007 and decreases in average LIBOR rates in 2009.

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

At March 31, 2009, the Company had a $25.9 million derivative asset, which $13.9 million was classified as current. For the three month ended March 31, 2009, the Company recorded a net derivative gain of $7.4 million ($2.8 million unrealized gain and a $4.6 million gain from net cash proceeds on settled contracts).
At March 31, 2008, the Company had a $21.4 million derivative liability, $8.9 million of which was classified as current. For the three month ended March 31, 2008, the Company recorded a net derivative loss of $13.3 million ($12.4 million unrealized loss and a $0.9 million net loss for cash payments on settled contracts). This increase in our net derivative gain is primarily attributable to the recent decrease in the forward strip pricing used to value our derivatives and additional SWAP contracts we entered in 2008.

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

As described  in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Evaluation of Disclosure Controls and Procedures”, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act, and management concluded that our disclosure controls and procedures were not effective for the reasons specified therein.  We again evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, as required by Rule 13a-15 of the Exchange Act, and again management concluded that our disclosure controls and procedures were not effective for the same reasons. As of March 31, 2009, material weaknesses were identified in our internal control over financial reporting, relating primarily to the shortage of support and resources in our accounting. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We are currently in the process of implementing the remediation initiatives discussed under “remediation Initiatives” described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Controls Over Financial Reporting

As described  in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Management’s Report on Internal Control Over Financial Reporting,” we identified material weaknesses as of such date. Other than as described above, no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of implementing the remediation initiatives discussed under “remediation Initiatives” described in our Annual Report on Form 10-K for the year ended December 31, 2008.

PART II - Other Information

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors
None

ITEM 2.	Change in Securities & Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 20023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  .

ISRAMCO, INC

Date: MAY 15, 2009	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: MAY 15, 2009	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)