Form 10-Q
period 2009-06-30
ISRAMCO INC
filed 2009-08-11
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Check One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

4801 Woodway Drive, Suite 100E, HOUSTON, TX 77056
 (Address of Principal Executive Offices)

713-621-5946
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company ”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 11, 2009 was 2,717,691.

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

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

As of	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,924	$3,141
Accounts receivable, net	6,258	5,416
Restricted and designated cash	824	757
Derivative asset	7,689	12,082
Prepaid expenses and other	423	592
Total Current Assets	18,118	21,988

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	220,010	219,945
Other	510	450
Total Property and Equipment	220,520	220,395
Accumulated depreciation, depletion and amortization	(64,947)	(56,196)
Net Property and Equipment	155,573	164,199

Marketable securities, at market	2,809	1,799
Debt cost	445	572
Derivative asset	5,376	10,942
Deferred tax assets and other	5,314	3,871
Total assets	$187,635	$203,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,135	$7,712
Short term debt and bank overdraft	679	1,544
Current maturities of long-term debt	15,000	21,000
Derivative liability	882	943
Accrued interest and due to related party	3,305	5,606
Deferred tax liabilities	718	2,245
Total current liabilities	28,719	39,050

Long-term debt	39,950	43,200
Long-term debt - related party	83,072	80,354

Asset retirement obligations	16,045	15,733

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Retained earnings (accumulated deficit)	(4,007)	2,217
Accumulated other comprehensive income (loss)	799	(240)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	19,849	25,034

Total liabilities and shareholders’ equity	$187,635	$203,371

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Revenues
Oil and gas sales	$7,155	$18,841	$13,738	$26,348
Office services to affiliate and other	195	32	377	121
Other	49	-	291	134
Total revenues	7,399	18,873	14,406	26,603

Operating expenses
Lease operating expense, transportation and taxes	3,598	6,063	7,263	8,796
Depreciation, depletion and amortization	4,244	2,764	8,751	4,069
Accretion expense	204	114	414	155
General and administrative	835	660	1,714	1,150
Total operating expenses	8,881	9,601	18,142	14,170
Operating income (loss)	(1,482)	9,272	(3,736)	12,433

Other expenses
Interest expense, net	2,356	2,418	4,803	3,885
Net loss on derivative contracts	8,385	54,759	971	68,041
Total other expenses	10,741	57,177	5,774	71,926

Loss before income taxes	(12,223)	(47,905)	(9,510)	(59,493)
Income tax benefit	4,209	15,719	3,286	19,659

Net loss	$(8,014)	$(32,186)	$(6,224)	$(39,834)

Loss per share – basic and diluted:	$(2.95)	$(11.84)	$(2.29)	$(14.66)

Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691	2,717,691	2,717,691

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2009	2008

Cash Flows From Operating Activities:
Net loss	$(6,224)	$(39,834)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	8,751	4,069
Accretion expense	414	155
Unrealized and realized gain on marketable securities	(250)	-
Changes in deferred taxes	(3,403)	(19,665)
Net unrealized loss on derivative contracts	9,959	63,535
Amortization of debt cost	126	63
Changes in components of working capital and other assets and liabilities
Accounts receivable	(842)	(8,142)
Prepaid expenses and other current assets	68	391
Related party	74	(123)
Accounts payable and accrued liabilities	368	3,939
Net cash provided by operating activities	9,041	4,388

Cash flows from investing activities:
Addition to property and equipment, net	(126)	(98,216)
Restricted cash and deposit, net	(67)	(60)
Proceeds from sale of marketable securities	752	-
Net cash provided by (used in) investing activities	559	(98,276)

Cash flows from financing activities:
Proceeds from loans – related parties, net	298	47,722
Proceeds from long-term debt	-	54,000
Repayment of long-term debt	(9,250)	(3,800)
Payments for financing cost	-	(1,015)
Repayments of short - term debt, net	(865)	2,299
Net cash provided by (used in) financing activities	(9,817)	99,206

Net increase (decrease) in cash and cash equivalents	(217)	5,318
Cash and cash equivalents at beginning of period	3,141	1,212
Cash and cash equivalents at end of period	$2,924	$6,530

Isramco Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

As used in these financial statements, the terms “Company” and “Isramco” refer to Isramco, Inc. and its subsidiaries, Jay Petroleum, L.L.C. (“Jay Petroleum”), Jay Management  Company L.L.C. (“Jay Management”), IsramTec Inc. (“IsramTec”), Isramco Resources LLC, Isramco Energy LLC and Field Trucking and Services, LLC (“FTS”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Note 3 - New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP No. FAS 107-1 and Accounting Principles Bulletin (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. The adoption of FSP No. FAS 107-1 did not have a material impact on Isramco’s financial position, results of operations or cash flows. However, additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s fair value of financial instruments. See Note 8 “Fair Value of Financial Instruments” for more details.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FAS 115-2”) to amend SFAS No 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FAS 115-2 expands other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. The adoption of FAS 115-2 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FAS 157-4”) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FAS 157-4 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the adoption did not have a material impact on Isramco’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will become the source of authoritative United States generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Note 4 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the six months ended June 30 (in thousands):

	Six Months Ended June 30
	2009	2008
Interest	$3,053	$1,382

Income taxes	52	-

Note 5 - Derivative Contracts

At June 30, 2009, the Company had a $13.1 million derivative asset, which $7.7 million was classified as current. For the six months ended June 30, 2009, the Company recorded a net derivative loss of $1 million ($10 million unrealized loss and a $9 million gain from net cash proceeds on settled contracts).

At June 30, 2008, the Company had a $73.1 million derivative liability, $29 million of which was classified as current. For the six months ended June 30, 2008, the Company recorded a net derivative loss of $68 million ($63.5 million unrealized loss and a $4.5 million net loss for cash payments on settled contracts).

Natural Gas

At June 30, 2009, the Company had the following natural gas swap positions:

Period	Swaps
	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
July 2009 – December 2009	1,027,464	$7.77-9.60	$8.25
January 2010 – December 2010	1,785,648	7.49-8.32	7.88
January 2011 – December 2011	764,820	8.22	8.22
January 2012 – March 2012	174,222	8.65	8.65

Crude Oil

At June 30, 2009, the Company had the following crude oil swap positions:

Period	Swaps
	Volume in Bbls	Price / Price Range	Weighted Average Price
July 2009 – December 2009	137,298	$63.90-104.25	$81.00
January 2010 – December 2010	254,868	63.30-101.70	79.59
January 2011 – December 2011	210,307	82.10-91.05	87.53
January 2012 – March 2012	31,953	88.20	88.20

In July and August 2009 we signed additional swap contracts with a commercial bank for an aggregate volume of 125,552 barrels of crude oil during the 24 month period commencing January 2011.

At August 10, 2009, the Company had the following crude oil swap positions

Period	Swaps
	Volume in Bbls	Price / Price Range	Weighted Average Price
July 2009 – December 2009	137,298	$63.90-104.25	$81.00
January 2010 – December 2010	254,868	63.30-101.70	79.59
January 2011 – December 2011	240,336	79.50-91.05	86.55
January 2012 – March 2012	127,473	88.20	82.37

During the second quarter of 2008, we made the decision to mitigate a portion of our interest rate risk with interest rate swaps. These swap instruments reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Under these swaps, the Company makes payments to, or receives payments from, the counterparties based upon the differential between a specified fixed price and a price related to the one-month London Interbank Offered Rate (“LIBOR”). These interest rate swaps convert a portion of our variable rate interest of our debt to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We have elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in accumulated other comprehensive income (loss). The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.

The Company’s open interest rate swap positions, as described above, are as follows:

Notional amount (in thousands):	Variable Rate	Period	Weighted-Average Interest Rate
29,000	1 Month LIBOR	April 2009 - February 2011	3.63%
6,000	1 Month LIBOR	April 2009 - February 2011	2.90%

Note 6 - Long-Term Debt

Senior Secured Revolving Credit Agreements

Effective April 1, 2009, the lenders under our Senior Secured Revolving Credit Agreement, dated as of March 2, 2007, as amended and restated as of June 15, 2007 reduced the borrowing base by $6.6 million to $20.4 million.

At June 30, 2009, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

Related party Debt

Effective February 1, 2009, each of the loans from I.O.C. – Israel Oil Company, Ltd. and Naphtha Israel Petroleum Corp., Ltd., to the Company was amended and restated to extend the maturity dates by two years.

Note 7 - Comprehensive Loss

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net loss	$(8,014)	$(32,186)	$(6,224)	$(39,834)
Other comprehensive gain (loss)
Available-for-sale securities, net of taxes	675	(14)	998	(1,143)
Change in unrealized gains on hedging instruments, net of taxes	93	32	41	32
Comprehensive loss	$(7,246)	$(32,168)	$(5,185)	$(40,945)

Note 8 - Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Pursuant to SFAS 157, the Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its liabilities.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).
The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

·
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

·
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

·
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008. As required by SFAS 157, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$2,809	$—	$—	$2,809
Commodity derivatives	—	13,065	—	13,065

Total	$2,809	$13,065	$—	$15,874

Liabilities
Interest rate derivatives	$—	$882	$—	$882

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,799	$—	$—	$1,799
Commodity derivatives	—	23,024	—	23,024

Total	$1,799	$23,024	$—	$24,823

Liabilities
Interest rate derivatives	$—	$943	$—	$943

Marketable securities listed above are carried at fair value. The Company is able to value its marketable securities based on quoted fair values for identical instruments, which resulted in the Company reporting its marketable securities as Level 1.

Derivatives listed above include swaps are carried at fair value. The Company records the net change in the fair value of these positions in “Net loss on derivative contracts” in the Company’s consolidated statements of operations, in case of commodity derivatives, and in “Other comprehensive income (loss)”, in case of  interest rate derivatives. The Company is able to value these assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves.

As of June 30, 2009 and December 31, 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

Note 9 – Subsequent Events

In July 2009 the Company entered into a loan transaction with I.O.C. Israel Oil Company, Ltd. (“IOC”) pursuant to which the Company borrowed $6 million (the “Loan”).  The purpose of the Loan was to provide funds to Isramco Resources, LLC, which in turn paid this amount to Bank of Nova Scotia, as administrative agent, and Capital One, N.A., as a syndication agent, under the Senior Secured Revolving Credit Agreement, dated as of March 27, 2008 as amended and restated (the “Credit Agreement”). This payment reduced the outstanding balance below the borrowing base and avoided the imposition of additional interest under the Credit Agreement.

Amounts outstanding under the IOC Loan will bear interest at LIBOR plus 6.0%. The IOC loan matures in five years, with accrued interest payable annually on each anniversary date of the loan.  The IOC loan may be prepaid at any time without penalty.

On July 16, 2009, the lenders to our Senior Secured Revolving Credit Agreement, dated as of March 27, 2008, as amended and restated as of April 28, 2008 reduced the borrowing base by $10 million to $35 million.

The Company has evaluated subsequent events through August 11, 2009 which is the date the consolidated financial statements were issued.

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

On July 7, 2009, Noble Energy, Inc. published results from the Tamar-2 appraisal well, drilled to a total depth of 16,680 feet in 5,530 feet of water, offshore Israel in the Matan license.  The purpose of the Tamar-2 was to confirm the interpretation of the reservoir discovered by the Tamar – 1.  According to Noble, the results were “extremely positive” and led to a 26% increase in the projected gross mean resources estimate for the Tamar, to 6.3 trillion cubic feet (“TCF”).

On August 11, 2009, Netherland, Sewell & Associates, Inc. (NSAI) submitted their reserve report for the Tamar field.  NSAI estimates the projected gross mean resources to be 7.3 TCF, of which 6.0 TCF are categorized as proved reserves, subject to the development of the field.  Noble and its partners are moving forward with development plans, which contemplate first production by 2012.  Isramco, Inc. has a 1.4375% overriding royalty interest in the Tamar gas field, before payout.  After payout, the overriding royalty interest increases to 2.7375%.

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2009 was cash flows from operating activities. The capital markets, as they relate to us, have been adversely impacted by the current financial crisis, concerns about overall deflation and its effect on commodity prices, the possibility of a deepening world recession that may extend for a long period into the future, a lack of liquidity in the banking system and the unavailability and cost of credit.  Continued volatility in the capital markets could adversely impact our ability to replace our reserves, and eventually, our production levels.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and the success of finding and acquiring additional reserves. We expect to fund our future capital requirements through internally generated cash flows and borrowings under revolving credit facilities with commercial banking institutions. Long-term cash flows are subject to a number of variables including the level of production and prices, our commodity price hedging activities as well as various economic conditions that have historically affected the oil and natural gas industry. If oil and natural gas prices remain at their current levels for a prolonged period of time or if natural gas prices continue to decline, our ability to fund our capital expenditures, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Debt

	As of June 30,	As of December 31,
	2009	2008
Revolving Credit Facility	$39,950	$43,200
Long – term debt – related party	83,072	80,354
Current maturities of long-term debt, short-term debt and bank overdraft	15,679	22,544
Total debt	138,701	146,098

Stockholders’ equity	19,849	25,034

Debt to capital ratio	87.5%	85.4%

During the six month period ended June 30, 2009, our credit availability under the revolving credit facilities in place between our wholly owned subsidiaries and two commercial banking lenders was reduced from $81,000 thousand to $65,400 thousand (for both facilities together) as a result of the reduction in the relevant borrowing base. The reduction is primarily due to the dramatic decline in the commodity prices year-over-year. Under the reduced facility availability, we can borrow up to a maximum of $65,400 thousand, of which approximately $54,950 thousand is currently outstanding. Management currently believes that the reduced availability continues to provide the liquidity needed to meet our expected working capital needs for the balance of fiscal 2009. On July 16, 2009, the lenders under our Senior Secured Revolving Credit Agreement, dated as of March 27, 2008, as amended and restated as of April 28, 2008, reduced the borrowing base by $10 million to $35 million.

At June 30, 2009, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

At June 30, 2009, our total debt was $138,701 thousand compared to total debt of $146,098 thousand at year-end 2008. As of June 30, 2009, current debt included $15,000 thousand as current maturities of the Revolving Credit Facilities. However, the Company is not obligated to repay this facility prior to the due date, except for such payments as may be required under the Credit Agreements in the event of a redetermination and reduction of the borrowing base. The entire $15,000 thousand that was recorded as due as of June 30, 2009 is attributable to management’s decision to further reduce the debt under the credit facilities below the borrowing base.  As of December 31, 2008, current debt included $21,000 thousand as current maturities, which $19,750 thousand was due to management’s decision to continue payments to reduce debt below the borrowing base.

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

	Six months Ended June 30,
	2009	2008
	(In thousands)
Cash flows provided by operating activities	$9,041	$4,388
Cash flows provided by (used in) investing activities	559	(98,276)
Cash flows provided by (used in) financing activities	(9,817)	99,206
Net increase (decrease) in cash	$(217)	$5,318

Net cash provided by operating activities increased in 2009 primarily due to the acquisition of oil and gas interests in March 2008 from GFB Acquisition –I, L.P. (“GFB”) and our commodity price hedging activities which partially offset by the declines in oil and natural gas revenues, which was primarily attributable to lower average oil and gas prices for the quarter ended June 30, 2009 of $46.65/bbl and $3.58/mcf, compared to $117.06/bbl and $9.71/mcf for the period ended June 30, 2008.

Investing Activities,  Net cash flows provided by (used in) investing activities for the six months ended June 30, 2009 and 2008 were $559 thousand and ($98,276) thousand, respectively. Net cash flows used in investing activities in 2008 was primarily attributable to the GFB acquisition

Financing Activities, Net cash flows provided by (used in) financing activities were $(9,817) thousand and $99,206 thousand for the six months ended June 30, 2009 and 2008, respectively.

The primary component of cash used in financing activities in 2009 is repayments made in respect of the Senior Credit Agreements in the amount of $9,250 thousand. The primary component of cash provided by financing activities in 2008 is proceeds from long-term loans obtained from related parties $51,280 thousand and Senior Credit Agreements $54,000 thousand.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Selected Data

	Three Months Ended June 30,
	2009	2008
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$7,155	$18,841
Other	244	32
Total revenues and other	7,399	18,873

Cost and expenses	8,881	9,601
Other expense	10,741	57,177
Income tax benefit	(4,209)	(15,719)
Net loss	(8,014)	(32,186)
Earnings per common share – basic and diluted	$(2.95)	$(11.84)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$7,373	$9,607
Sales volumes (MMBOE)	223	224

Average cost per MBOE:
Production (including transportation and taxes)	$16.17	$27.04
General and administrative	$3.75	$2.94
Depletion	$19.07	$12.33

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Loss from continuing Operations, In the three months ended June 30, 2009, Isramco’s income from continuing operations was ($8,014) thousand, or ($2.95) per share, compared to loss from continuing operations of ($32,186) thousand, or ($11.84) per share, for the same corresponding period in 2008.

This decrease was primarily due to the impact of derivatives, lower lease operating expenses which were partially offset by sustained lower natural gas, oil and NGLs sales revenues due to lower prices and higher depreciation, depletion and amortization expenses.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Gas sales	$2,113	$7,334	(71)%
Oil sales	4,014	9,747	(59)
Natural gas liquid sales	1,028	1,760	(42)
Total	$7,155	$18,841	(62)%

Our sales revenues for the three months ended June 30, 2009 decreased by 62% when compared to same period of 2008 due to lower natural gas, oil and condensate and NGLs commodity prices.

Volumes and Average Prices

	Three Months Ended June 30,
	2009	2008	Δ vs. 2008
Natural Gas
Sales volumes Mmcf	653.75	717.75	(9)%
Average Price per Mcf (1)	$3.23	$10.22	(68)
Total gas sales revenues (thousands)	$2,113	$7,334	(71)%

Crude Oil
Sales volumes MBbl	71.08	78.65	(10)%
Average Price per Bbl (1)	$56.48	$123.93	(54)
Total oil sales revenues (thousands)	$4,014	$9,747	(59)%

Natural gas liquids
Sales volumes MBbl	42.46	25.98	63%
Average Price per Bbl (1)	$24.20	$67.74	(64)
Total natural gas liquids sales revenues (thousands)	$1,028	$1,760	(42)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 9%, crude oil sales volumes by 10% and natural gas liquids sales volumes increased by 63% for the three months ended June 30, 2009 compared to the same period of 2008 primarily due to a natural decline in production.

Our average natural gas price for the three months ended June 30, 2009 decreased by 68% or $6.99 per Mcf when compared to the same period of 2008. Our average crude oil price for the three months ended June 30, 2009 decreased by 54% or $67.45 per Bbl when compared to the same period of 2008. Our average natural gas liquids price for the three months ended June 30, 2009 decreased by 64% or $43.54 per Bbl when compared to the same period of 2008.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended June 30, 2009 compared to the same period of 2008.

In thousands	Natural Gas	Oil	Natural gas liquids
2008 sales revenues	$7,334	$9,747	$1,760
Changes associated with sales volumes	(654)	(939)	1,116
Changes in prices	(4,567)	(4,794)	(1,848)
2009 sales revenues	$2,113	$4,014	$1,028

Operating Expenses

	Three Months Ended June 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Lease operating expense, transportation and taxes	$3,598	$6,063	(41)%
Depreciation, depletion and amortization	4,244	2,764	54
Accretion expense	204	114	79
General and administrative	835	660	27
	$8,881	$9,601	(7)%

During three months ended June 30, 2009, our operating expenses decreased by 7% when compared to the same period of 2008due to the following factors:

•
Lease operating expense, transportation and taxes decreased by 41%, or $2,465 thousand, in 2009 when compared to 2008 due to lower lease operating expenses and lower commodity prices that affected the taxes paid during 2009.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes to these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A increased by 54%, or $1,480 thousand, in 2009 when compared to 2008 primarily due to lower commodity prices that impacted the estimated total reserves, which are the basis for the depletion calculation, which partially offset by the impact of 2008 impairment of $22,093 thousand on the depletable base used to calculate DD&A

•
Accretion expense for asset retirement obligations increased by 79%, or $90 thousand in 2009 when compared to 2008. The increase reflects the impact of the increase in the revised abandonment costs at year end 2008.

•
General and administrative expenses increased by 27%, or $175 thousand, in 2009 when compared to 2008 primarily due to increases in compensation and benefit expenses associated with additional employees required in connection with the GFB acquisition and assuming operation of approximately 350 wells in October 2008. The GFB acquisition also increased the volume of the activities and, as a result, the indirect expenses of those activities.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Interest expense, net	$2,356	$2,418	(3)%
Net loss on derivative contracts	8,385	54,759	(85)
	$10,741	$57,177	(81)%

Interest expense.  Isramco’s interest expense decreased by 3%, or $62 thousand, for the three month ended June 30, 2009 compared to the same period of 2008.  This decrease is primarily due to the lower average outstanding balance of loans which we obtained to fund the Five States acquisition in 2007 and the GFB acquisition in 2008 and decreases in average LIBOR rates in 2009. The decrease was partially offset by the payments on interest rate swaps.

Net loss on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statement of operations.

At June 30, 2009, the Company had a $13.1 million derivative asset, which $7.7 million was classified as current. For the three months ended June 30, 2009, the Company recorded a net derivative loss of $8.4 million ($12.8 million unrealized loss and a $4.4 million gain from net cash proceeds on settled contracts).

At June 30, 2008, the Company had a $73.1 million derivative liability,$29 million of which was classified as current. For the three months ended June 30, 2008, the Company recorded a net derivative loss of $54.7 million ($51.1 million unrealized loss and a $3.6 million net loss for cash payments on settled contracts). This decrease in our net derivative loss is primarily attributable to the recent decrease in the forward strip pricing used to value our derivatives and the additional SWAP contracts we entered in 2007 and 2008.

Adjusted EBITDAX.

To assess the operating results of Isramco, management analyzes income from operations before income taxes, interest expense, exploration expense, unrealized gain (loss) on derivative contracts and DD&A expense and impairments (“Adjusted EBITDAX”). EBITDAX is not a GAAP measure. Isramco’s definition of Adjusted EBITDAX excludes exploration expense because exploration expense is not an indicator of operating efficiency for a given reporting period, but rather is monitored by management as a part of the costs incurred in exploration and development activities. Similarly, Isramco excludes DD&A expense and impairments from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Isramco’s financing methods or capital structure. Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt and fund capital expenditures and make payments on its long term loans and Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations.

However, Adjusted EBITDAX, as defined by Isramco, may not be comparable to similarly titled measures used by other companies. Therefore, Isramco’s consolidated Adjusted EBITDAX should be considered in conjunction with income (loss) from operations and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Isramco’s results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) from operations before income taxes.

	Three Months Ended June 30,
In thousands except percentages	2009	2008
Income from operations before income taxes	$(12,223)	$(47,905)
Depreciation, depletion and amortization expense	4,244	2,764
Interest expense	2,356	2,418
Unrealized gain on derivative contract	12,792	51,135
Accretion Expenses	204	114
Other nonrecurring items - amortization of Inventory	-	1,081
Consolidated Adjusted EBITDAX	$7,373	$9,607

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Selected Data

	June 30,
	2009	2008
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$13,738	$26,348
Other	668	255
Total revenues and other	14,406	26,603

Cost and expenses	18,142	14,170
Other expense	5,774	71,926
Income tax benefit	(3,286)	(19,659)
Net loss	(6,224)	(39,834)
Earnings per common share – basic and diluted	$(2.29)	$(14.66)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$14,417	$13,233
Sales volumes (MMBOE)	454	346

Average cost per MBOE:
Production (including transportation and taxes)	$15.98	$25.43
General and administrative	$3.77	$3.33
Depletion	$19.14	$11.74

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Loss from continuing Operations, in the six months ended June 30, 2009, Isramco’s loss from continuing operations was ($6,224) thousand, or ($2.29) per share. This compared to loss from continuing operations of ($39,834) thousand, or ($14.66) per share, for the same period of 2008.

This decrease was primarily due to the impact of derivatives, increases in sales volumes of natural gas, oil and natural gas liquids (“NGL”) due to the  GFB acquisition in March 2008, lower lease operating expenses which were partially offset by sustained lower natural gas, oil and NGLs sales revenues due to lower prices, higher depreciation, depletion and amortization expenses and higher interest expense due to the above referenced acquisition.

Revenues, Volumes and Average Prices

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Gas sales	$4,776	$10,782	(56)%
Oil sales	6,977	12,283	(43)
Natural gas liquid sales	1,985	3,283	(40)
Total	$13,738	$26,348	(48)%

Our sales revenues for the six months ended June 30, 2009 decreased by 48% when compared to same period of 2008 due to lower natural gas, oil and condensate and NGLs commodity prices. This decrease was partially offset by increases in sales volumes of natural gas, oil and natural gas liquids due to the GFB acquisition.

Volumes and Average Prices

	Six Months Ended June 30,
	2009	2008	Δ vs. 2008
Natural Gas
Sales volumes Mmcf	1,333.14	1,110.34	20%
Average Price per Mcf (1)	$3.58	$9.71	(63)
Total gas sales revenues (thousands)	$4,776	$10,782	(56)%

Crude Oil
Sales volumes MBbl	149.58	104.93	43%
Average Price per Bbl (1)	$46.65	$117.06	(60)
Total oil sales revenues (thousands)	$6,977	$12,283	(43)%

Natural gas liquids
Sales volumes MBbl	82.63	55.84	48%
Average Price per Bbl (1)	$24.02	$58.79	(59)
Total natural gas liquids sales revenues (thousands)	$1,985	$3,283	(40)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes increased by 20%, crude oil sales volumes by 43% and natural gas liquids sales volumes by 48% for the six months ended June 30, 2009 compared to the same period of 2008 primarily due to GFB acquisition.

Our average natural gas price for the six months ended June 30, 2009 decreased by 63% or $6.13 per Mcf when compared to the same period of 2008. Our average crude oil price for the six months ended June 30, 2009 decreased by 60% or $70.41 per Bbl when compared to the same period of 2008. Our average natural gas liquids price for the six months ended June 30, 2009 decreased by 59% or $34.77 per Bbl when compared to the same period of 2008.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the six months ended June 30, 2009 compared to the same period of 2008.

In thousands	Natural Gas	Oil	Natural gas liquids
2008 sales revenues	$10,782	$12,283	$3,283
Changes associated with sales volumes	2,164	5,227	1,575
Changes in prices	(8,170)	(10,533)	(2,873)
2009 sales revenues	$4,776	$6,977	$1,985

Operating Expenses

	Six Months Ended June 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Lease operating expense, transportation and taxes	$7,263	$8,796	(17)%
Depreciation, depletion and amortization	8,751	4,069	115
Accretion expense	414	155	167
General and administrative	1,714	1,150	49
	$18,142	$14,170	28%

During six months ended June 30, 2009, our operating expenses increased by 28% when compared to the same period of 2008 due to the following factors:

•
Lease operating expense, transportation and taxes decreased by 17%, or $1,533 thousand, in 2009 when compared to 2008 due to lower lease operating expenses and lower commodity prices that affected the taxes paid during 2009 which was partially offset by approximately $1,600 thousand in additional operating expenses, transportation and taxes attributable to the properties acquired in the GFB acquisition.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes to these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A increased by 115%, or $4,682 thousand, in 2009 when compared to 2008 primarily due to approximately $2,720 thousand DD&A which was related to the oil and gas properties acquired in GFB acquisition and lower commodity prices that impacted the estimated total reserves, which are the basis for the depletion calculation, which partially offset by the impact of 2008 impairment of $22,093 thousand on the depletable base used to calculate DD&A

•
Accretion expense for asset retirement obligations increased by 167%, or $259 thousand in 2009 when compared to 2008. The increase reflects the impact of the increase in the revised abandonment costs at year end 2008 and due to the GFB acquisition.

•
General and administrative expenses increased by 49%, or $564 thousand, in 2009 when compared to 2008 primarily due to increases in compensation and benefit expenses associated with additional employees required in connection with the GFB acquisition and assuming operation of approximately 350 wells in October 2008. The GFB acquisition also increased the volume of the activities and, as a result, the indirect expenses of those activities.

Other expenses

	Six Months Ended June 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Interest expense, net	$4,803	$3,885	24%
Net loss on derivative contracts	971	68,041	(99)
	$5,774	$71,926	(92)%

Interest expense.  Isramco’s interest expense increased by 24%, or $918 thousand, for the six month period ended June 30, 2009 compared to the same period of 2008.  This increase is primarily attributable to interest on loans we obtained from banks and related parties for funding the GFB acquisition and payments on interest rate swaps. The increase was partially offset by the lower average outstanding balance of the  loans which we obtained to fund the Five States acquisition in 2007 and decreases in average LIBOR rates in 2009.

Net loss on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statement of operations.

At June 30, 2009, the Company had a $13.1 million derivative asset, which $7.7 million was classified as current. For the six months ended June 30, 2009, the Company recorded a net derivative loss of $1 million ($10 million unrealized loss and a $9 million gain from net cash proceeds on settled contracts).

At June 30, 2008, the Company had a $73.1 million derivative liability, $29 million of which was classified as current. For the six months ended June 30, 2008, the Company recorded a net derivative loss of $68 million ($63.5 million unrealized loss and a $4.5 million net loss for cash payments on settled contracts).. This decrease in our net derivative loss is primarily attributable to the recent decrease in the forward strip pricing used to value our derivatives and additional SWAP contracts we entered in 2007 and 2008.

Adjusted EBITDAX.

To assess the operating results of Isramco, management analyzes income from operations before income taxes, interest expense, exploration expense, unrealized gain (loss) on derivative contracts and DD&A expense and impairments (“Adjusted EBITDAX”). EBITDAX is not a GAAP measure. Isramco’s definition of Adjusted EBITDAX excludes exploration expense because exploration expense is not an indicator of operating efficiency for a given reporting period, but rather is monitored by management as a part of the costs incurred in exploration and development activities. Similarly, Isramco excludes DD&A expense and impairments from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Isramco’s financing methods or capital structure. Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt and fund capital expenditures and make payments on its long term loans and Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations.

However, Adjusted EBITDAX, as defined by Isramco, may not be comparable to similarly titled measures used by other companies. Therefore, Isramco’s consolidated Adjusted EBITDAX should be considered in conjunction with income (loss) from operations and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Isramco’s results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) from operations before income taxes.

	Six Months Ended June 30,
In thousands except percentages	2009	2008
Income from operations before income taxes	$(9,510)	$(59,493)
Depreciation, depletion and amortization expense	8,751	4,069
Interest expense	4,803	3,885
Unrealized gain on derivative contract	9,959	63,536
Accretion Expenses	414	155
Other nonrecurring items - amortization of Inventory	-	1,081
Consolidated Adjusted EBITDAX	$14,417	$13,233

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

As described  in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Evaluation of Disclosure Controls and Procedures”, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act, and management concluded that our disclosure controls and procedures were not effective for the reasons specified therein.  We again evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, as required by Rule 13a-15 of the Exchange Act, and again management concluded that our disclosure controls and procedures were not effective for the same reasons. As of June 30, 2009, material weaknesses were identified in our internal control over financial reporting, relating primarily to the shortage of support and resources in our accounting. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We are currently in the process of implementing the remediation initiatives discussed under “Remediation Initiatives” described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Without providing prior notice of the claim or any demand, two putative shareholder derivative actions were filed by individual shareholders on June 1, 2009 and June 12, 2009, respectively, in the District Court of Harris County, Texas, naming certain of our officers and directors as defendants.  The complaints, which are similar, asserted claims for the benefit of the Company to redress injuries allegedly suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s entry into the Amended and Restated Agreement with Goodrich Global Ltd., a company owned and controlled by our Chairman and Chief Executive Officer, Haim Tsuff.  In particular, the plaintiffs objected to a provision in such agreement whereby Goodrich Global is entitled to receive an amount in cash equal to 5% of our pre-tax recorded profit.  The complaints seek unspecified money damages, disgorgement of any proceeds from the restated agreement, voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees.

On July 10, 2009, Haim Tsuff and Goodrich removed both lawsuits from State to Federal court, with the consent of the Company and the other defendant directors.  Subsequently, the Company, Tsuff and Goodrich filed Motions to Dismiss, which are pending.  The plaintiffs requested that the cases be sent back to State court.  This request is also pending.  Both cases have been consolidated into a single court.

Management believes that these cases have no merit and will vigorously defend the actions.

ITEM 1A.	Risk Factors

None

ITEM 2.	Change in Securities & Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on June 24, 2009. The following matters were voted on: (1) Election of Directors and (2) Appointment of Auditors. The vote tally was as follows:

 (1) Proposal to Elect Directors to Serve until the 2010 Annual Meeting of Stockholders.

	FOR	WITHHOLD
Haim Tsuff	1,998,138	6,744

Jackob Maimon	1,998,138	6,744

Max Pridgeon	1,998,668	6,214

Michele R. Cinnamonm	1,998,831	6,051

Mark E. Kalton	1,998,831	6,051

(2) Proposal to ratify the appointment of Malone & Bailey, PC as the Company's auditors for the year ending December   31, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
1,999,290	3,148	2,444	0

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 20023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  .

ISRAMCO, INC

Date: AUGUST 11, 2009	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: AUGUST 11, 2009	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)