Form 10-Q
period 2009-09-30
ISRAMCO INC
filed 2009-11-12
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Check One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

2425 West Loop South, Suite 810, HOUSTON, TX 77027
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

The number of shares outstanding of the registrant’s Common Stock as of November 10, 2009 was 2,717,691.

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

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

As of	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,124	$3,141
Accounts receivable, net	5,658	5,416
Restricted and designated cash	827	757
Derivative asset	6,044	12,082
Prepaid expenses and other	920	592
Total Current Assets	16,573	21,988

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	220,032	219,945
Other	663	450
Total Property and Equipment	220,695	220,395
Accumulated depreciation, depletion and amortization	(69,243)	(56,196)
Net Property and Equipment	151,452	164,199

Marketable securities, at market	3,792	1,799
Debt cost	382	572
Derivative asset	4,772	10,942
Deferred tax assets and other	5,545	3,871
Total assets	$182,516	$203,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,391	$7,712
Short term debt and bank overdraft	426	1,544
Current maturities of long-term debt	11,000	21,000
Derivative liability	735	943
Related Party payable	3,961	5,606
Deferred tax liabilities	209	2,245
Total current liabilities	24,722	39,050

Long-term debt	35,150	43,200
Long-term debt - related party	88,170	80,354

Asset retirement obligations	16,142	15,733

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Retained earnings (accumulated deficit)	(6,025)	2,217
Accumulated other comprehensive income (loss)	1,300	(240)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	18,332	25,034

Total liabilities and shareholders’ equity	$182,516	$203,371

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Revenues
Oil and gas sales	$7,670	$17,855	$21,408	$44,203
Office services to affiliate and other	122	11	499	132
Other	18	-	309	134
Total revenues	7,810	17,866	22,216	44,469

Operating expenses
Lease operating expense, transportation and taxes	3,882	6,435	11,145	15,231
Depreciation, depletion and amortization	4,296	3,263	13,047	7,283
Impairment of oil and gas properties	-	3,088	-	3,137
Accretion expense	205	145	619	300
General and administrative	1,491	659	3,205	1,809
Total operating expenses	9,874	13,590	28,016	27,760
Operating income (loss)	(2,064)	4,276	(5,800)	16,709

Other expenses
Interest expense, net	2,288	2,828	7,091	6,713
Net loss (gain) on derivative contracts	(1,116)	(50,124)	(145)	17,917
Total other expenses	1,172	(47,296)	6,946	24,630

Income (loss) before income taxes	(3,236)	51,572	(12,746)	(7,921)
Income tax benefit (expense)	1,218	(17,084)	4,504	2,575

Net Income (loss)	$(2,018)	$34,488	$(8,242)	$(5,346)

Profit (loss) per share – basic and diluted:	$(0.74)	$12.69	$(3.03)	$(1.97)

Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691	2,717,691	2,717,691

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2009	2008

Cash Flows From Operating Activities:
Net loss	$(8,242)	$(5,346)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	13,047	10,420
Accretion expense	619	300
Unrealized and realized gain on marketable securities	(250)	-
Changes in deferred taxes	(4,401)	(2,618)
Net unrealized loss on derivative contracts	12,207	8,950
Amortization of debt cost	189	126
Changes in components of working capital and other assets and liabilities
Accounts receivable	(243)	(5,107)
Prepaid expenses and other current assets	(429)	709
Related party payable	3,427	(161)
Accounts payable and accrued liabilities	470	5,243
Net cash provided by operating activities	16,394	12,516

Cash flows from investing activities:
Addition to property and equipment, net	(300)	(98,750)
Restricted cash and deposit, net	(70)	(238)
Purchase of marketable securities	(370)	-
Proceeds from sale of marketable securities	752	-
Net cash provided by (used in) investing activities	12	(98,988)

Cash flows from financing activities:
Proceeds from loans – related parties, net	2,745	48,520
Proceeds from long-term debt	-	54,000
Repayment of long-term debt	(18,050)	(10,800)
Payments for financing cost	-	(1,015)
Borrowings (repayments) of short - term debt, net	(1,118)	770
Net cash provided by (used in) financing activities	(16,423)	91,475

Net increase (decrease) in cash and cash equivalents	(17)	5,003
Cash and cash equivalents at beginning of period	3,141	1,212
Cash and cash equivalents at end of period	$3,124	$6,215

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain re-classification of prior period amounts has been made to conform to the current presentation. The reclassification had no impact on shareholders’ equity and comprehensive income (loss) or net income (loss).

Note 2 - Consolidation

The consolidated financial statements include the accounts of Isramco and its wholly-owned subsidiaries: Jay Petroleum, Jay Management, IsramTec , Isramco Resources LLC and Isramco Energy LLC and FTS. Inter-company balances and transactions have been eliminated in consolidation.

Note 3 - New Accounting Pronouncements

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures” (ASU 2009-05). ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company is currently assessing the impact that the adoption of ASU 2009-05 will have on the Company’s disclosures, consolidated operating results, financial position and cash flows.

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no impact on the Company’s consolidated operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s consolidated operating results, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65) to change the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. The Company adopted ASC 825-10-65 in the second quarter of 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the condensed consolidated financial statements for the Company’s fair value of financial instruments. See Note 8 “Fair Value of Financial Measurements” for more details.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (ASC 320-10) to amend SFAS No 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. ASC 320-10 expands other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. The adoption of ASC 320-10 in the second quarter of 2009 did not have a significant impact on the Company’s consolidated operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ASC 820-10) to amend SFAS No. 157, “Fair Value Measurements”, (ASC 820). ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for an asset or liability has significantly decreased. In addition, ASC 820-10 includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10 in the second quarter of 2009 did not have a significant impact on the Company’s consolidated operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 will be required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning January 1, 2010. The Company is currently evaluating what impact Release No. 33-8995 may have on its financial position, results of operations or cash flows.

Note 4 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30
	2009	2008
Interest	$4,026	$6,226

Income taxes	-	80

Note 5 - Derivative Contracts

At September 30, 2009, the Company had a $10.8 million derivative asset, which $6 million was classified as current. For the nine months ended September 30, 2009, the Company recorded a net derivative gain of $0.14 million ($12.21 million unrealized loss and a $12.35 million gain from net cash proceeds on settled contracts).

At September 30, 2008, the Company had a $18.7 million derivative liability, $5.3 million of which was classified as current. For the nine months ended September 30, 2008, the Company recorded a net derivative loss of $17.9 million ($8.9 million unrealized loss and a $9 million net loss for cash payments on settled contracts).

Natural Gas

At September 30, 2009, the Company had the following natural gas swap positions:

Period	Swaps
	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
October 2009 – December 2009	513,732	$7.77-9.60	$8.25
January 2010 – December 2010	1,785,648	7.49-8.32	7.88
January 2011 – December 2011	764,820	8.22	8.22
January 2012 – March 2012	174,222	8.65	8.65

Crude Oil

At September 30, 2009, the Company had the following crude oil swap positions:

Period	Swaps
	Volume in Bbls	Price / Price Range	Weighted Average Price
October 2009 – December 2009	68,649	$63.90-104.25	$81.00
January 2010 – December 2010	254,868	63.30-101.70	79.59
January 2011 – December 2011	240,336	79.50-91.05	86.55
January 2012 – March 2012	127,473	80.20-88.20	82.37

On October 16, 2009 we signed additional swap contracts with a commercial bank for an aggregate volume of 155,400 barrels of crude oil during the 24 month period commencing January 2013.

At November 10, 2009, the Company had the following crude oil swap positions:

Period	Swaps
	Volume in Bbls	Price / Price Range	Weighted Average Price
October 2009 – December 2009	137,298	$63.90-104.25	$81.00
January 2010 – December 2010	254,868	63.30-101.70	79.59
January 2011 – December 2011	240,336	79.50-91.05	86.55
January 2012 – March 2012	127,473	80.20-88.20	82.37
January 2013 – December 2013	89,400	85.15	85.15
January 2014 – March 2014	66,000	86.95	86.95

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

The Company’s open interest rate swap positions, as described above, are as follows:

Notional amount (in thousands):	Variable Rate	Period	Weighted-Average Interest Rate
24,500	1 Month LIBOR	April 2009 - February 2011	3.63%
6,000	1 Month LIBOR	April 2009 - February 2011	2.90%

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

At September 30, 2009, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

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

Amounts outstanding under the Loan with IOC bear interest at LIBOR plus 6.0%. The IOC loan matures in five years, with accrued interest payable annually on each anniversary date of the loan.  The IOC loan may be prepaid at any time without penalty.

Note 7 - Comprehensive Income (loss)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income (loss)	$(2,018)	$34,488	$(8,242)	$(5,346)
Other comprehensive income (loss)
Available-for-sale securities, net of taxes	405	(1,039)	1,403	(2,182)
Change in unrealized gains on hedging instruments, net of taxes	96	(167	137	(135)
Comprehensive income loss	$(1,517)	$33,282	$(6,702)	$(7,663)

Note 8 - Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Pursuant to ASC 820, the Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its liabilities.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$3,792	$—	$—	$3,792
Commodity derivatives	—	10,816	—	10,816

Total	$3,792	$10,816	$—	$14,608

Liabilities
Interest rate derivatives	$—	$735	$—	$735

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,799	$—	$—	$1,799
Commodity derivatives	—	23,024	—	23,024

Total	$1,799	$23,024	$—	$24,823

Liabilities
Interest rate derivatives	$—	$943	$—	$943

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

As of September 30, 2009 and December 31, 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through November 10, 2009 which is the date the consolidated financial statements were issued.

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

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire additional properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors, and secondarily upon our commodity price hedging activities. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success. Our future drilling plans are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. To the extent these factors lead to reductions in our drilling plans and associated capital budgets in future periods, our financial position, cash flows and operating results could be adversely impacted.

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

On August 11, 2009, Netherland, Sewell & Associates, Inc. (NSAI) submitted their reserve report for the Tamar field.  NSAI estimates the projected gross mean resources to be 7.3 TCF, of which 6.0 TCF are categorized as proved reserves, subject to the development of the field.  Noble and its partners are moving forward with development plans, which contemplate first production by 2012.  Isramco has a 1.4375% overriding royalty interest in the Tamar gas field, before payout.  After payout, the overriding royalty interest increases to 2.7375%.

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2009 was cash flows from operating activities. The capital markets, as they relate to us, have been adversely impacted by the current financial crisis, concerns about overall deflation and its effect on commodity prices, the possibility of a deepening world recession that may extend for a long period into the future, a lack of liquidity in the banking system and the unavailability and cost of credit.  Continued volatility in the capital markets could adversely impact our ability to replace our reserves, and eventually, our production levels.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and the success of finding and acquiring additional reserves. We expect to fund our future capital requirements through internally generated cash flows and borrowings under revolving credit facilities with commercial banking institutions. Long-term cash flows are subject to a number of variables including the level of production and prices, our commodity price hedging activities as well as various economic conditions that have historically affected the oil and natural gas industry. If oil and natural gas prices remain at their current levels for a prolonged period or if natural gas prices continue to decline, our ability to fund our capital expenditures, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Debt

	As of September 30,	As of December 31,
	2009	2008
Revolving Credit Facility	$35,150	$43,200
Long – term debt – related party	88,170	80,354
Current maturities of long-term debt, short-term debt and bank overdraft	11,426	22,544
Total debt	134,746	146,098

Stockholders’ equity	18,332	25,034

Debt to capital ratio	88.0%	85.4%

During the nine month period ended September 30, 2009, our credit availability under the revolving credit facilities in place between our wholly owned subsidiaries and two commercial banking lenders was reduced from $81,000 thousand to $56,400 thousand (for both facilities together) as a result of the reduction in the relevant borrowing base. The reduction is primarily due to the dramatic decline in commodity prices year-over-year. Under the reduced facility available, we can borrow up to a maximum of $56,400 thousand, of which approximately $46,150 thousand is currently outstanding. Management currently believes that the reduced availability continues to provide the liquidity needed to meet our expected working capital needs for the balance of fiscal 2009.

At September 30, 2009, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

At September 30, 2009, our total debt was $134,746 thousand compared to total debt of $146,098 thousand at year-end 2008. As of September 30, 2009, current debt included $11,000 thousand as current maturities of the Revolving Credit Facilities. However, the Company is not obligated to repay this facility prior to the due date, except for such payments as may be required under the Credit Agreements in the event of a redetermination and reduction of the borrowing base. The entire $11,000 thousand that was recorded as due as of September 30, 2009 is attributable to management’s decision to further reduce the debt under the credit facilities below the borrowing base.  As of December 31, 2008, current debt included $21,000 thousand as current maturities, which $19,750 thousand was due to management’s decision to continue payments to reduce debt below the borrowing base.

Cash Flow

Our long-term cash flows are subject to a number of variables including our level of production and commodity prices, as well as various economic conditions that have historically affected the oil and natural gas industry. If oil and natural gas prices remain at their current levels for a prolonged period or if natural gas prices continue to decline, our ability to fund our capital expenditures, reduce debt, meet our financial obligations and maintain operations as presently conducted and ultimately become profitable may be materially adversely impacted.

	Nine months Ended September 30,
	2009	2008
	(In thousands)
Cash flows provided by operating activities	$16,394	$12,516
Cash flows provided by (used in) investing activities	12	(98,988)
Cash flows provided by (used in) financing activities	(16,423)	91,475
Net increase (decrease) in cash	$(17)	$5,003

Net cash provided by operating activities increased in 2009 primarily due to the acquisition of oil and gas interests in March 2008 from GFB Acquisition –I, L.P. (“GFB”) and our commodity price hedging activities which was in turn partially offset by the declines in oil and natural gas revenues, which were primarily attributable to lower average oil and gas prices for the quarter ended September 30, 2009 of $52.08/bbl and $3.38/mcf, compared to $115.73/bbl and $9.58/mcf for the period ended September 30, 2008.

Investing Activities,  Net cash flows provided by (used in) investing activities for the nine months ended September 30, 2009 and 2008 were $12 thousand and ($98,988) thousand, respectively. Net cash flows used in investing activities in 2008 were primarily attributable to the GFB acquisition

Financing Activities, Net cash flows provided by (used in) financing activities were $(16,423) thousand and $91,475 thousand for the nine months ended September 30, 2009 and 2008, respectively.

The primary component of cash used in financing activities in 2009 is repayments made in respect of the Senior Credit Agreements in the amount of $18,050 thousand. The primary component of cash provided by financing activities in 2008 is proceeds from long-term loans obtained from related parties of $48,359 thousand and from the Senior Credit Agreements in the amount of $54,000 thousand.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Selected Data

	Three Months Ended September 30,
	2009	2008
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$7,670	$17,855
Other	140	11
Total revenues and other	7,810	17,866

Cost and expenses	9,874	13,590
Other expense (income)	1,172	(47,296)
Income tax expense (benefit)	(1,218)	17,084
Net income (loss)	(2,018)	34,488
Earnings per common share – basic and diluted	$(0.74)	$12.69
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$5,801	$6,310
Sales volumes (MMBOE)	228	239

Average cost per MBOE:
Production (including transportation and taxes)	$17.06	$26.92
General and administrative	$6.55	$2.76
Depletion	$18.88	$13.45

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Loss from continuing Operations, In the three months ended September 30, 2009, Isramco’s income from continuing operations was ($2,018) thousand, or ($0.74) per share, compared to gain from continuing operations of $34,488 thousand, or $12.69 per share, for the same corresponding period in 2008.

This decrease was primarily due to the impact of derivatives, sustained lower natural gas, oil and NGLs sales revenues due to lower prices and higher depreciation, depletion and amortization expenses  which were partially offset by lower lease operating expenses.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Gas sales	$2,202	$6,962	(68)%
Oil sales	4,516	9,053	(50)
Natural gas liquid sales	952	1,840	(48)
Total	$7,670	$17,855	(57)%

Our sales revenues for the three months ended September 30, 2009 decreased by 57% when compared to same period of 2008 due to lower natural gas, oil and condensate and NGLs commodity prices.

Volumes and Average Prices

	Three Months Ended September 30,
	2009	2008	Δ vs. 2008
Natural Gas
Sales volumes Mmcf	734.08	742.35	(1)%
Average Price per Mcf (1)	$3.00	$9.38	(68)
Total gas sales revenues (thousands)	$2,202	$6,962	(68)%

Crude Oil
Sales volumes MBbl	71.13	79.43	(10)%
Average Price per Bbl (1)	$63.50	$113.98	(44)
Total oil sales revenues (thousands)	$4,517	$9,053	(50)%

Natural gas liquids
Sales volumes MBbl	34.06	35.88	(5)%
Average Price per Bbl (1)	$27.94	$51.28	(46)
Total natural gas liquids sales revenues (thousands)	$952	$1,840	(48)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 1%, crude oil sales volumes by 10% and natural gas liquids sales volumes by 5% for the three months ended September 30, 2009 compared to the same period of 2008 due primarily to a natural decline in production.

Our average natural gas price for the three months ended September 30, 2009 decreased by 68% or $6.38 per Mcf when compared to the same period of 2008. Our average crude oil price for the three months ended September 30, 2009 decreased by 44% or $50.48 per Bbl when compared to the same period of 2008. Our average natural gas liquids price for the three months ended September 30, 2009 decreased by 46% or $23.34 per Bbl when compared to the same period of 2008.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended September 30, 2009 compared to the same period of 2008.

In thousands	Natural Gas	Oil	Natural gas liquids
2008 sales revenues	$6,962	$9,053	$1,840
Changes associated with sales volumes	(77)	(946)	(93)
Changes in prices	(4,683)	(3,591)	(795)
2009 sales revenues	$2,202	$4,516	$952

Operating Expenses

	Three Months Ended September 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Lease operating expense, transportation and taxes	$3,882	$6,435	(40)%
Depreciation, depletion and amortization	4,296	3,263	32
Impairments of oil and gas assets	-	3,088	(100)
Accretion expense	205	145	41
General and administrative	1,491	659	126
	$9,874	$13,590	(27)%

During three months ended September 30, 2009, our operating expenses decreased by 27% when compared to the same period of 2008due to the following factors:

•
Lease operating expense, transportation and taxes decreased by 40%, or $2,553 thousand, in 2009 when compared to 2008 due to lower lease operating expenses and lower commodity prices that affected the taxes paid during 2009.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes to these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A increased by 32%, or $1,033 thousand, in 2009 when compared to 2008 primarily due to lower commodity prices that impacted the estimated total reserves, which are the basis for the depletion calculation, which partially offset by the impact of 2008 impairment of $22,093 thousand on the depletable base used to calculate DD&A

•
Accretion expense for asset retirement obligations increased by 41%, or $60 thousand in 2009 when compared to 2008. The increase reflects the impact of the increase in the revised abandonment costs at year end 2008.

•
General and administrative expenses increased by 126%, or $832 thousand, in 2009 when compared to 2008 primarily due to increases in compensation and benefit expenses associated with hiring additional employees required as a result of the GFB acquisition and assuming operation of approximately 350 additional wells in October 2008. The GFB acquisition also increased the volume of the activities and, as a result, the indirect expenses of the activities.

Other expenses

	Three Months Ended September 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Interest expense, net	$2,288	$2,828	(19)%
Net gain on derivative contracts	(1,116)	(50,124)	(98)
	$1,172	$(47,296)	(102)%

Interest expense.  Isramco’s interest expense decreased by 19%, or $540 thousand, for the three month ended September 30, 2009 compared to the same period of 2008.  This decrease is primarily due to the lower average outstanding balance of loans which we obtained to fund the Five States acquisition in 2007 and the GFB acquisition in 2008 and decreases in average LIBOR rates in 2009. The decrease was partially offset by the payments on interest rate swaps.

Net gain on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statement of operations.

At September 30, 2009, the Company had a $10.8 million derivative asset, which $6 million was classified as current. For the three months ended September 30, 2009, the Company recorded a net derivative gain of $1.12 million ($2.25 million unrealized loss and a $3.37 million gain from net cash proceeds on settled contracts).

At September 30, 2008, the Company had a $18.7 million derivative liability, $5.3 million of which was classified as current. For the three months ended September 30, 2008, the Company recorded a net derivative gain of $50.1 million ($54.6 million unrealized gain and a $4.5 million net loss for cash payments on settled contracts).

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

	Three Months Ended September 30,
In thousands except percentages	2009	2008
Income from operations before income taxes	$(3,236)	$51,572
Depreciation, depletion, amortization and impairment expense	4,296	6,351
Interest expense	2,288	2,828
Unrealized gain on derivative contract	2,248	(54,586)
Accretion Expenses	205	145
Other nonrecurring items - amortization of Inventory	-	-
Consolidated Adjusted EBITDAX	$5,801	$6,310

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Selected Data

	September 30,
	2009	2008
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$21,408	$44,203
Other	808	266
Total revenues and other	22,216	44,469

Cost and expenses	28,016	27,760
Other expense	6,946	24,630
Income tax benefit	(4,504)	(2,575)
Net loss	(8,242)	(5,346)
Earnings per common share – basic and diluted	$(3.03)	$(1.97)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$20,218	$19,543
Sales volumes (MMBOE)	682	585

Average cost per MBOE:
Production (including transportation and taxes)	$16.34	$26.04
General and administrative	$4.70	$3.09
Depletion	$19.13	$12.45

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Loss from continuing Operations, in the nine months ended September 30, 2009, Isramco’s loss from continuing operations was ($8,242) thousand, or ($3.03) per share. This compared to loss from continuing operations of ($5,346) thousand, or ($1.97) per share, for the same period of 2008.

This decrease was primarily due to sustained lower natural gas, oil and NGLs sales revenues due to lower prices, the impact of derivatives, higher depreciation, depletion and amortization expenses and higher interest expense due to the above referenced acquisition which were partially offset by increases in sales volumes of natural gas, oil and natural gas liquids (“NGL”) due to the GFB acquisition in March 2008, lower lease operating expenses and tax benefit.

Revenues, Volumes and Average Prices

Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Gas sales	$6,979	$17,744	(61)%
Oil sales	11,493	21,336	(46)
Natural gas liquid sales	2,936	5,123	(43)
Total	$21,408	$44,203	(52)%

Our sales revenues for the nine months ended September 30, 2009 decreased by 52% when compared to same period of 2008 due to lower natural gas, oil and condensate and NGLs commodity prices. This decrease was partially offset by increases in sales volumes of natural gas, oil and natural gas liquids due to the GFB acquisition.

Volumes and Average Prices

	Nine Months Ended September 30,
	2009	2008	Δ vs. 2008
Natural Gas
Sales volumes Mmcf	2,067.22	1,852.68	12%
Average Price per Mcf (1)	$3.38	$9.58	(65)
Total gas sales revenues (thousands)	$6,979	$17,744	(61)%

Crude Oil
Sales volumes MBbl	220.71	184.36	20%
Average Price per Bbl (1)	$52.08	$115.73	(55)
Total oil sales revenues (thousands)	$11,494	$21,336	(46)%

Natural gas liquids
Sales volumes MBbl	116.69	91.72	27%
Average Price per Bbl (1)	$25.16	$55.85	(55)
Total natural gas liquids sales revenues (thousands)	$2,936	$5,123	(43)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes increased by 12%, crude oil sales volumes by 20% and natural gas liquids sales volumes by 27% for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to GFB acquisition.

Our average natural gas price for the nine months ended September 30, 2009 decreased by 65% or $6.20 per Mcf when compared to the same period of 2008. Our average crude oil price for the nine months ended September 30, 2009 decreased by 55% or $63.66 per Bbl when compared to the same period of 2008. Our average natural gas liquids price for the nine months ended September 30, 2009 decreased by 55% or $30.69 per Bbl when compared to the same period of 2008.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the nine months ended September 30, 2009 compared to the same period of 2008.

In thousands	Natural Gas	Oil	Natural gas liquids
2008 sales revenues	$17,744	$21,336	$5,123
Changes associated with sales volumes	2,055	4,207	1,395
Changes in prices	(12,820)	(14,050)	(3,582)
2009 sales revenues	$6,979	$11,493	$2,936

Operating Expenses

	Nine Months Ended September 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Lease operating expense, transportation and taxes	$11,145	$15,231	(27)%
Depreciation, depletion and amortization	13,047	7,283	79
Impairments of oil and gas assets	-	3,137	(100)
Accretion expense	619	300	106
General and administrative	3,205	1,809	77
	$28,016	$27,760	1%

During nine months ended September 30, 2009, our operating expenses increased by 1% when compared to the same period of 2008due to the following factors:

•
Lease operating expense, transportation and taxes decreased by 27%, or $4,086 thousand, in 2009 when compared to 2008 due to lower lease operating expenses and lower commodity prices that affected the taxes paid during 2009 which was partially offset by approximately $1,600 thousand in additional operating expenses, transportation and taxes attributable to the properties acquired in the GFB acquisition.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes to these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A increased by 79%, or $5,764 thousand, in 2009 when compared to 2008 primarily due to approximately $2,720 thousand DD&A which was related to the oil and gas properties acquired in GFB acquisition and lower commodity prices that impacted the estimated total reserves, which are the basis for the depletion calculation, which partially offset by the impact of 2008 impairment of $22,093 thousand on the depletable base used to calculate DD&A

•
Accretion expense for asset retirement obligations increased by 106%, or $319 thousand in 2009 when compared to 2008. The increase reflects the impact of the increase in the revised abandonment costs at year end 2008 and due to the GFB acquisition.

•
General and administrative expenses increased by 77%, or $1,396 thousand, in 2009 when compared to 2008 primarily due to increases in compensation and benefit expenses associated with hiring additional employees required as a result of the GFB acquisition and assuming operation of approximately 350 additional wells in October 2008. The GFB acquisition also increased the volume of the activities and, as a result, the indirect expenses of the activities.

Other expenses

	Nine Months Ended September 30,
In thousands except percentages	2009	2008	Δ vs. 2008
Interest expense, net	$7,091	$6,713	6%
Net loss (gain) on derivative contracts	(145)	17,917	(101)
	$6,946	$24,630	(72)%

Interest expense.  Isramco’s interest expense increased by 6%, or $378 thousand, for the nine month period ended September 30, 2009 compared to the same period of 2008.  This increase is primarily attributable to interest on loans we obtained from banks and related parties for funding the GFB acquisition and payments on interest rate swaps. The increase was partially offset by the lower average outstanding balance of the  loans which we obtained to fund the Five States acquisition in 2007 and decreases in average LIBOR rates in 2009.

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

At September 30, 2009, the Company had a $10.8 million derivative asset, which $6 million was classified as current. For the nine months ended September 30, 2009, the Company recorded a net derivative gain of $0.14 million ($12.21 million unrealized loss and a $12.35 million gain from net cash proceeds on settled contracts).

At September 30, 2008, the Company had a $18.7 million derivative liability, $5.3 million of which was classified as current. For the nine months ended September 30, 2008, the Company recorded a net derivative loss of $17.9 million ($8.9 million unrealized loss and a $9 million net loss for cash payments on settled contracts).

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

	Nine Months Ended September 30,
In thousands except percentages	2009	2008
Income from operations before income taxes	$(12,746)	$(7,921)
Depreciation, depletion, amortization and impaiment expense	13,047	10,420
Interest expense	7,091	6,713
Unrealized gain on derivative contract	12,207	8,950
Accretion Expenses	619	300
Other nonrecurring items - amortization of Inventory	-	1,081
Consolidated Adjusted EBITDAX	$20,218	$19,543

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

As described  in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Evaluation of Disclosure Controls and Procedures”, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act, and management concluded that our disclosure controls and procedures were not effective for the reasons specified therein.  We again evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, as required by Rule 13a-15 of the Exchange Act, and again management concluded that our disclosure controls and procedures were not effective for the same reasons. As of September 30, 2009, material weaknesses were identified in our internal control over financial reporting, relating primarily to the shortage of support and resources in our accounting. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We are currently in the process of implementing the remediation initiatives discussed under “Remediation Initiatives” described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Without providing prior notice of their claims or any demand, two putative shareholder derivative actions were filed by individual shareholders on June 1, 2009 and June 12, 2009, respectively, in the District Court of Harris County, Texas, naming certain of our officers and directors as defendants.  The complaints, which are similar, purport to assert derivative claims for the benefit of the Company to redress injuries allegedly suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s entry into an Amended and Restated Agreement with Goodrich Global Ltd., a company owned and controlled by our Chairman and Chief Executive Officer, Haim Tsuff.  In particular, the plaintiffs objected to a provision in such agreement whereby Goodrich Global is allegedly entitled to receive an amount in cash equal to 5% of our pre-tax recorded profit.  The complaints seek unspecified money damages, disgorgement of any proceeds from the restated agreement, voiding of the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees.

On July 10, 2009, Haim Tsuff and Goodrich removed both lawsuits from State to Federal court, with the consent of the Company and the other defendant directors.  Subsequently, the Company, Tsuff and Goodrich filed Motions to Dismiss, which are pending.  The plaintiffs requested that the cases be remanded back to State courts in which the cases were originally filed, and this request was granted.     Management believes that these cases have no merit and will vigorously defend the actions.

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

ISRAMCO, INC

Date: NOVEMBER 10, 2009	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 10, 2009	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)