Form 10-K
period 2009-12-31
ISRAMCO INC
filed 2010-03-12
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500

ISRAMCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3145265
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2425 West Loop South Suite 810 Houston Texas 77027
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ❒ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer“ ,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒                          Accelerated filer ☒                       Non-accelerated filer ❒                       Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ❒  No ☒

As of March 12, 2010, there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2009, based on the last sale price of such equity reported on the Nasdaq market, was approximately $141 million.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be filed on or before April 30, 2010.

ISRAMCO, INC.
2009 FORM 10-K ANNUAL REPORT

		Page
PART I

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	24
ITEM 2.	PROPERTIES	24
ITEM 3.	LEGAL PROCEEDINGS	24
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
		25
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26
ITEM 6.	SELECTED FINANCIAL DATA	26
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	38
ITEM 9A.	CONTROLS AND PROCEDURES	38
ITEM 9B.	OTHER INFORMATION	38

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES & SERVICES
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	40

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

•
our ability to obtain goods and services, such as drilling rigs and tubulars, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling and development programs;

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

PART I

ITEM 1. BUSINESS

Overview

Isramco, Inc., a Delaware corporation incorporated in 1982 (hereinafter, “we”, the “Company” or “Isramco”), together with its wholly-owned subsidiaries, Isramco Energy LLC (“Isramco Energy”), Isramco Resources, LLC (“Isramco Resources”), Jay Petroleum, LLC ("Jay Petroleum"), Jay Management Company, LLC ("Jay Management") and Field Trucking and Services, LLC (”FTS”) (collectively “Isramco” or the “Company”), explore for, develop and produce natural gas and crude oil and operate oil and gas properties in the United States. Isramco's principal producing and exploring areas are further described in "Exploration, Development and Production" below.

At December 31, 2009, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firm, Cawley, Gillespie & Associates, Inc., were approximately 8,565 thousand barrels of oil equivalent (“MBOE”), consisting of 3,002 thousand barrels (Bbls) of oil, and 24,452 million cubic feet (Mcf) of natural gas and 1,488 thousand barrels (Bbls) natural gas liquids. Approximately 97.7% of our proved reserves were classified as proved developed. See Note 19 Supplemental Information to Consolidated Financial Statements to our consolidated financial statements.

Our business strategy is to maximize the rate of return on investment of capital by controlling operating and capital costs, acquiring strategic oil and gas properties and improving of existing oil and gas properties. Over the course of 2009, we have expanded our activities in the United States through continued development of existing proved properties. An additional important goal for implementing our business strategy is to maintain the lowest possible operating cost structure, among other things, by serving as operator of a substantial portion of our oil and natural gas properties.

Exploration, Development and Production

United States

We, through our wholly-owned subsidiaries, are involved in oil and gas exploration, developing, production and operation of wells in the United States. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 620 wells located mainly in Texas and New Mexico. The following is a summary of significant developments during 2008 through the present, including certain 2010 plans.

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

Israel

In 2007 we closed our branch office in Israel in order to focus on our expanding presence in the United States.  However, we retained certain interests in various oil and gas leases and licenses, which are discussed below.

Matan and Michal Licenses.  In January 2009, Noble Energy, Inc. (“Noble”) completed the Tamar # 1 (“Tamar”) well at a depth of 16,076 feet and in approximately 5,500 feet of water.  This well is located offshore Israel and is operated by Noble.  After analysis of post drilling and production test data, Noble estimates the gross mean resources potential of Tamar to be 5 trillion cubic feet of natural gas.  Noble reports that performance modeling indicates that the well can ultimately be completed to achieve a production rate of over 150 million cubic feet per day (“Mmcf/d”).

Following the Tamar #1 well Noble and its other partners drilled two additional wells.  One was an exploration well, the Dalit # 1 well (on the Michal License) that was spudded on March 6, 2009. The second well was an appraisal well known as the Tamar #2 (on the Matan License) that was drilled to further define the resources available in the Tamar structure and to obtain information that will be important in the planning of the development for this field.

On April 15, 2009, Noble announced flow test results from the Dalit natural gas discovery in the Michal license.  The tests, which yielded a flow rate of 33 Mmcf/d of natural gas, were limited by the testing equipment available on the drilling rig. Performance modeling indicates the well can be ultimately completed to achieve a production rate of approximately 200 Mmcf/d. Based on log and test results, Dalit is estimated to contain gross mean resources of approximately 500 billion cubic feet of natural gas.

On July 7, 2009, Noble announced the results from its Tamar #2 appraisal well. This well was, drilled to a total depth of 16,880 feet in 5,530 feet of water and is located approximately 3.5 miles northeast of the original discovery, Tamar #1. It was drilled on the flank of the structure with the intent of confirming reservoir quality and continuity, the appraisal well was also designed to confirm the projected gas/water contact.

The results of the Tamar #2 have considerably reduced the uncertainty in previous resource estimates for the structure. The gross mean resource estimate for Tamar has been raised to 6.3 trillion cubic feet, which represents a 26 percent increase over the estimate made following the Tamar #1 drilling.  In order to further confirm the Tamar drilling results, a reservoir consulting firm, Netherland, Sewell & Associates, Inc. (“NASI”), was retained to prepare an independent assessment of the discovered natural gas resources.

In August 2009 the partners in the Tamar gas field received a reserve report from NASI. According to the report the estimated 2P reserve (Proved + Probable Reserves) are 7.7 trillion cubic feet and the 1P reserve (Proved Reserves) are estimated to be 6 trillion cubic feet.

In December 2009, the Israeli Petroleum Commissioner granted the partners two leases that are expire on December 2038 covering Tamar and Dalit gas fields

We own an overriding royalty interest of 1.5375% in the Tamar and Dalit gas fields, which will increase to 2.7375% after payout.

Med Yavne Lease.  Based on the gas finds known as "Or 1" and "Or South", a 30 year lease covering 53 square kilometers (approximately 13,100 acres) offshore Israel, was granted in June 2000 (the "Med Yavne Lease"). The original operator of the Med Yavne Lease was BG International Limited, a member of the British Gas Group ("BG").  BG resigned as the operator of the Lease and relinquished of its working interests in the Med Yavne Lease, and the partners appointed I.O.C Israel Oil Company as the successor operator.

According to the operator's estimates, which are based on the results of drilling the Or 1 and on a 3D seismic survey performed in the area of the Med Yavne lease, the recoverable gas reserves of Or 1 reserve are estimated at 35 billion cubic feet.  In January 2008 and in January 2009, I.O.C Israel Oil Company received an opinion from a consulting firm in the United States that performed a techno-economic examination of the development of the Or 1 reserve.  This opinion indicates that, under certain assumptions, development of the reserve by connection to a nearby platform (at a distance of seven miles) and from there via an existing transportation pipeline to the coast of Israel, may be economically feasible.  It is the intention of the partners in Med Yavne Lease to cooperate with independent third parties to jointly develop Or 1 reserve with their gas reserve.

Our participation interest of the Med Yavne Lease is 0.7052%

Med Ashdod 2 and Hof Licenses.  In 2009 the Israel Petroleum Commission cancelled the Med Ashdod 2 and Hof licenses as a result of the failure of the operating interests to commence drilling operations as specified.  The Company had a 0.35% interest in the Med Ashdod 2 license and a 20% interest in the Hof license.

The table below sets forth the working interests of Isramco and all related and unrelated participants in the Med Yavne lease in Israel as of December 31, 2009 and the total acreage and the expiration date of the lease.

TABLE OF WORKING INTEREST
 (% Interest of 100%)

Name of Participant	Med Yavne Lease
Isramco (1)	0.7052

Related parties:

Isramco Negev 2, Limited	49.863
Partnership

I.O.C. Israel Oil Company	14.7743

I.N.O.C. Dead Sea	--
Limited Partnership

Naphtha Explorations	3.5117
Limited Partnership

J.O.E.L. Jerusalem Oil Exploration, Ltd.	4.4318

Equital	3.3291

Unrelated parties	23.3849

Total	100.00

Area (acres)	13,100

Expiration Date (2)	6/10/2030

(1) All oil and gas assets are subject to a 12.5% Overriding Royalty payable to the Government of Israel under the Israeli Petroleum Law.

(2) The expiration date is subject to the fulfillment of applicable provisions of the Israel Petroleum Law and Regulations  and the conditions and work obligations of each of the above leases.

Overriding Royalties.  We hold Overriding Royalties in certain oil and gas assets. Additionally, we are entitled to receive from certain participants in the Med Yavne Lease overriding royalties equal to 2% of each such participant's rights to any oil/gas produced within those leases.  The table below sets forth the Overriding Royalties held by us:

	Before Payout	After Payout
Overriding Interest in the Med Yavne Lease (1)	0.1%	1.3%
Overriding Interest in the Michal & Matan Licenses	1.5375%	2.7375%

(1) A 30-year lease covering an area of approximately 53 square kilometers (including the area of the gas discovery) was granted in June 2000.

Derivative Instruments and Hedging Activities

We utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next 60 months. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to our derivative contracts, which would potentially allow us to not record the change in fair value of our derivative contracts in the consolidated statements of operations. We carry our derivatives at fair value on our consolidated balance sheets, with the changes in the fair value included in our consolidated statements of operations in the period in which the change occurs. Our results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivative contracts.

As of December 31, 2009 we had swap contracts for a volume of 778,077 barrels of crude oil during 60 months, commencing January 2010, and swap contracts for a volume of 2,724,690 MMBTU of natural gas during 28 months commencing January 2010.

Hereunder are the open swap contracts positions as of December 31, 2009:

	Swap Contracts
	Natural Gas		Crude Oil
	Volume (MMBTU) (*)	Weighted Average Price ($/MMBTU)	Volume (Bbl)	Weighted Average Price ($/Bbl)
2010	1,785,648	7.88	254,868	79.59
2011	764,820	8.22	240,336	86.55
2012	174,222	8.65	127,473	82.37
2013	-	-	89,400	85.15
2014	-	-	66,000	86.95
 (*) Mcf = MMBTU

During the second quarter of 2008, we made the decision to mitigate a portion of our interest rate risk with interest rate swaps. These swap instruments reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Under these swaps, we make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to the three-month LIBOR. These interest rate swaps convert a portion of our variable rate interest on our Scotia debt (as defined in Note 8, “Long-term Debt”) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We have elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in ccumulated other comprehensive loss. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.

Our open interest rate positions, as described above, are as follows:

National amount (in thousands)	Start Date	Maturity Date	Weighted-Average Interest Rate
20,000	April 2009	February 2011	3.63%
6,000	April 2009	February 2011	2.90%

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

Regulations

We do not have any offshore operations.  However, all of the jurisdictions in which we own or operate oil and natural gas properties regulate exploration for and production of oil and natural gas.  These laws and regulations include provisions requiring permits to drill wells and requirements that we obtain and maintain a bond or other security as a condition to drilling or operating wells.  Regulations also specify the permitted location of and method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the drilling and completion process, and the plugging and abandonment of wells.

Our operations are also subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a given area, and the unitization or pooling of oil and natural gas properties, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the establishment of maximum allowable rates of production from fields and individual wells. The effect of these regulations is to potentially limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing.

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability.

Each state in which we operate also imposes some form of production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.   We are liable for paying this tax on our production, and are also liable for various real and personal property taxes on our leases and facilities.

Environmental Regulations

The oil and gas industry in the United States is subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment.  Many governmental agencies, such as the United States Environmental Protection Agency (the “EPA”) have issued lengthy and comprehensive regulations to implement and enforce these laws.  These laws and regulations often require difficult and costly compliance measures.  Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities.

In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of that person.  We endeavor to fully comply with these regulatory requirements; however, compliance increases our costs and consequently affects our profitability.

As a party of the overall environmental regulatory policy, the permitting, construction and operations of certain oil and gas facilities are regulated.  Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit.  Once operational, enforcement measures can include significant civil penalties for regulatory violations, regardless of intent.  Under appropriate circumstances, an administrative agency can issue a cease and desist order to require termination of operations.

Environmental regulation is becoming more comprehensive and additional programs, as well as increased obligations under existing programs, are anticipated.  In this regard, we expect additional regulation of naturally occurring radioactive materials, oil and natural gas exploration and production operations, waste management, and underground injection water and waste material.  The adoption of additional regulations could have a material adverse effect on our financial condition and results of operations.

Comprehensive Environmental Response, Compensation and Liability Act and Hazardous Substances

In 1980, the United States Congress enacted the federal Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law. This law, which has been amended since enactment, and comparable state laws impose strict liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of what are considered to be “hazardous substances” into the environment.  These persons include the current or former owners or operators of the sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances released at the site.  Under CERCLA, we may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment whether or not we are responsible for the release or even owned the site at the time of the release, as well as for damages to natural resources and for the costs of health studies. In addition, companies that incur liability frequently confront additional claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The Solid Waste Disposal Act and Waste Management

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as RCRA, regulates the disposal of solid waste but generally excludes most wastes generated by the exploration and production of oil and natural gas, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as hazardous wastes.  However, these wastes may be regulated by the EPA or state agencies as non-hazardous wastes as long as these wastes are not commingled with regulated hazardous wastes.  Moreover, in the ordinary course of our operations, other wastes generated in connection with our exploration and production activities may be regulated as hazardous waste under RCRA or hazardous substances under CERCLA.  From time to time, releases of materials or wastes have occurred at locations we own or at which we have operations. These properties and the materials or wastes released thereon may be subject to CERCLA, RCRA and analogous state laws.  Under these laws, we have been and may be required to remove or remediate these materials or wastes. At this time it is not possible to estimate the potential liabilities to which we may be subject from unknown, latent liability risks with respect to any properties where materials or wastes may have been released, but of which we have not been made aware.

The Clean Water Act, wastewater and storm water discharges

The oil and gas industry, and our operations, are subject to the federal Clean Water Act and analogous state laws. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit.  Some of our properties may require permits for discharges of storm water runoff and, as part of our overall evaluation of our current operations, we may apply for storm water discharge permit coverage and updating storm water discharge management practices at some of our facilities. We believe that we will be able to obtain, or be included under, these permits, where necessary, and be required make only minor modifications to existing facilities and operations that would not have a material effect on us. The Clean Water Act and similar state acts regulate other discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages.

These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.  More specifically, we are required to develop and maintain a plan applicable to each of our properties at which any significant volume of crude oil or other substance is stored and to ensure the site has sufficient protections (such as berms, etc.) to ensure that any spill will be contained and not reach navigable waters.

The Safe Drinking Water Act, groundwater protection, and the Underground Injection Control Program

The federal Safe Drinking Water Act (SWDA), the Underground Injection Control (UIC) program promulgated under the SWDA and state programs all regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state.  This program requires that a permit be obtained before drilling salt water disposal well. Monitoring the integrity of well casing must also be conducted periodically to ensure the casing is not leaking saltwater to groundwater.  Violation of these regulations and/or contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

We have not heretofore engaged in extensive hydraulic fracturing or other well stimulation services of the wells for which we are the operator and when we do we engage third parties to conduct these operations on our behalf.  On June 9, 2009, legislation entitled the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act of 2009 was introduced in the United States Senate (Senate Bill number 1215) and House of Representatives (House Bill number 2766).  Sponsors of this legislation assert that chemicals used in the fracturing process may adversely affect drinking water supplies. This legislation would repeal the existing exemption for hydraulic fracturing in the SDWA and could require the EPA to promulgate regulations to establish a permit procedure and to implementpotential new restrictions applicable to hydraulic fracturing.  This could, in turn, require state regulatory agencies in states with programs delegated under the SDWA to impose additional requirements on hydraulic fracturing operations.  The current proposal would require persons using hydraulic fracturing to disclose the chemical constituents of their fracturing fluids to a regulatory agency, which would then make the information public via the internet.  This could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process are impairing or could impair groundwater or cause other damage. This legislation, if adopted, would establish an additional level of regulation at the federal or state level and could lead to operational delays and/or increased operating costs, all of which would increase our regulatory burdens, make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Certain states have adopted, or are considering, similar disclosure legislation on their own.

The Clean Air Act

The federal Clean Air Act, enacted in 1970, and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements.  The EPA has developed and continues to develop stringent regulations under the authority of the Clean Air Act governing emissions of toxic air pollutants from specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

Some of our operations are located in areas designated as “non-attainment” areas, which are geographic areas that do not meet the federal air quality standards.  Air emission controls and requirements in non-attainment areas are generally more stringent that those imposed in other areas, and the construction of new, or expansion of existing, sources may be restricted.

Certain of our operations, or the operations of service companies engaged by us, may be subject to permits and restrictions under these statutes for emissions of air pollutants.  In this regard, the EPA proposed in a consent decree, which has not been approved by a federal court, that by January 31, 2011 it will issue a proposal to revise its national emissions standards for hazardous air pollution for crude oil and natural gas production, as well as gas transmission and storage as well as new source performance standards for oil and gas production.

Climate change legislation and greenhouse gas regulation

The issue of “global warming” has attracted significant attention and many believe that emissions of certain gases contribute to this problem. Many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are considered “greenhouse gases” regulated by the Kyoto Protocol.  Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision and the change in presidential administrations, on December 7, 2009, the EPA issued a finding that many believe serves as the foundation under the Clean Air Act to issue other rules that could result in the promulgation of federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations, on September 22, 2009, the EPA also issued a greenhouse gasmonitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their greenhouse gas emissions, including methane and carbon dioxide, to the EPA. These emissions will be published on a register to be made available on the Internet. These regulations could apply to our operations. The EPA has proposed two other rules that would regulategreenhouse gas emissions, one of which would regulate greenhouse gases from stationary sources, and mightaffect sources in the oil and natural gas exploration and production industry and the pipeline industry. The EPA’s findings, the greenhouse gas reporting rule, and the proposed rules to regulate the emissions of greenhouse gases would result in federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

On June 26, 2009, the United States House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or “ACESA.” On November 5, 2009 the Senate Committee on Environment and Public Works approved the “Clean Energy Jobs and American Power Act of 2009,” authored by John Kerry and Barbara Boxer, that is similar in many ways to ACESA. One of the purposes of these bills is to control and reduce emissions of greenhouse gases in the United States.  These bills would establish an economy-wide cap on emissions of greenhouse gases in the United States and would require an overall reduction in greenhouse gasemissions of 17% to 20% (from 2005 levels) by 2020, and by over 80% by 2050. Under these bills, most sources of greenhouse gas emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary to meet the overall emission reduction goals of the bills. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of these bills would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. President Obama has indicated that he is in support of the adoption of legislation such as the two bills discussed above, and the White House is expending significant efforts to push for the legislation.

In two recent court decisions, one before the United States Second Circuit Court of Appeals and one before the United States Fifth Circuit Court of Appeals (The Fifth Circuit), the Court has allowed cases filed to require the imposition of greenhouse gas regulations to proceed. In the first case, Connecticut v. American Electric Power, the Second Circuit ruled that several states and other plaintiffs could continue their suit to impose greenhouse gas reductions on several utility defendants, concluding that a political question and standing objections of the defendants did not prohibit the suit from going forward. The Fifth Circuit, in Comer v. Murphy Oil, ruled that plaintiffs could similarly pursue a damage suit and the political question did not prohibit the suit. The Comer v. Murphy Oil   case involves claims by plaintiffs who suffered damages from Hurricane Katrina and are seeking to recover damages from certain greenhouse gas emitters, asserting their emissions contributed to their increased damages. In another case filed in the Texas District Court in Austin on October 6, 2009, a citizens group sued the Texas Commission on Environmental Quality (“TCEQ”) asserting that the agency was required to regulate carbon dioxide emissions from parties applying for permits under the Texas Clean Air Act. This lawsuit could result in  additional regulation of our operations, if the Texas courts require the TCEQ to regulate carbon dioxide and perhaps other greenhouse gases, such as methane,.

In summary, we may be subject to EPA greenhouse gasmonitoring and reporting rules, and potentially new EPA permitting rules if adopted, that would apply greenhouse gaspermitting obligations and emissions limitations under the federal Clean Air Act. Whether or not any federal greenhouse gas regulations are enacted, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of greenhouse gases. Several multi-state programs have been developed or are in the process of being developed, including  the Regional Greenhouse Gas Initiative involving 10 Northeastern states, the Western Climate Initiative involving seven western states, and the Midwestern Greenhouse Gas Reduction Accord involving seven states. The latter two programs have several other states acting as observers and they may join one of the programs at a later date. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations.

The National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are potentially subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

Threatened and endangered species, migratory birds, and natural resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties, may act to prevent oil and gas exploration activities or seek damages for harm to species, habitat, or natural resources resulting from drilling, construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek compensation for alleged natural resources damages.

Hazard communications and community right to know

We are subject to federal and state hazard communications and community right to know statutes, including, but not limited to, the federal Emergency Planning and Community Right-to- Know Act,  and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances.

Occupational Safety and Health Act

We are subject to the requirements of the federal Occupational Safety and Health Act, commonly referred to as OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public.

Employees

As of December 31, 2009, we had 29 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Isramco, Inc., that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov.

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

Oil, natural-gas and NGLs prices are volatile. A substantial or extended decline in prices could adversely affect our financial condition and results of operations.

Our revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil, natural gas production and NGLs (Natural Gas Liquids). Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The markets and prices for crude oil, natural gas and NGLs depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	actions taken by foreign oil and gas producing nations;
•	the level of global crude oil and natural gas inventories;
•
the worldwide military and political environment, uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities or further acts of terrorism in the United States, or elsewhere;

•	the price and level of foreign imports of oil, natural gas and NGLs;

•	the effect of worldwide energy conservation efforts;
•	the price and availability of alternative and competing fuels;
•	the availability of pipeline capacity and infrastructure;
•	the availability of crude oil transportation and refining capacity;
•	weather conditions;

•	electricity dispatch;
•	domestic and foreign governmental regulations and taxes; and
•	the overall economic environment.

The long-term effect of these and other factors on the prices of oil, natural gas and NGLs are uncertain. Prolonged or substantial declines in these commodity prices may have the following effects on our business:

•	limiting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	reducing the amount of oil, natural gas and NGLs that we can produce economically;
•	causing us to delay or postpone some of our capital projects;
•	reducing our revenues, operating income and cash flows;

•	reducing the carrying value of our crude oil and natural gas properties;
•	reducing the amounts of our estimated proved oil and natural-gas reserves;
•	reducing the standardized measure of discounted future net cash flows relating to oil and natural-gas reserves; and
•	limiting our access to sources of capital, such as equity and long-term debt.

Our domestic operations are subject to governmental risks that may impact our operations.

Our domestic operations have been, and at times in the future may be, affected by political developments and are subject to complex federal, state, tribal, local and other laws and regulations such as restrictions on production, permitting, changes in taxes, deductions, royalties and other amounts payable to governments or governmental agencies, price or gathering-rate controls, hydraulic fracturing and environmental protection regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, tribal and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws, including environmental and tax laws, and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For example, currently proposed federal legislation, that, if adopted, could adversely affect our business, financial condition and results of operations, includes the following:

•
Climate Change. Climate-change legislation establishing a “cap-and-trade” plan for green-house gases (GHGs) has been approved by the U.S. House of Representatives. It is not possible at this time to predict whether or when the U.S. Senate may act on climate-change legislation. The U.S. Environmental Protection Agency (EPA) has also taken recent action related to GHGs. Based on recent developments, the EPA now purports to have a basis to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act.

•
Taxes. The U.S. President’s Fiscal Year 2011 Budget Proposal includes provisions that would, if enacted, make significant changes to United States tax laws. These changes include, but are not limited to, (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) eliminating the deduction from income for domestic production activities relating to oil and natural-gas exploration and development, and (iii) implementing certain international tax reforms.

•
Hydraulic Fracturing. The U.S. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural-gas industry in the hydraulic-fracturing process. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. This legislation, if adopted, could establish an additional level of regulation and permitting at the federal level.

•
Derivatives. The U.S. Congress is currently considering derivatives reform legislation focusing on expanding Federal regulation surrounding the use of financial derivative instruments, including credit default swaps, commodity derivatives and other over-the-counter derivatives. Among the recommendations included in the proposals are the requirements for centralized clearing or settling of such derivatives as well as the expansion of collateral margin requirements for certain derivative market participants.

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

Poor general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy.
These factors, combined with volatile oil, natural-gas and NGLs prices, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic conditions have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, or if an economic recovery is slow or prolonged, demand for petroleum products could continue to diminish or stagnate, which could impact the price at which we can sell our oil, natural gas and NGLs, affect our vendors’, suppliers’ and customers’ ability to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition.

Our proved reserves are estimates. Any material inaccuracies in our reserve estimates or assumptions underlying our reserve estimates could cause the quantities and net present value of our reserves to be overstated or understated.

There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated. The reserve information included or incorporated by reference in this report represents estimates prepared by our internal engineers. The procedures and methods for estimating the reserves by our internal engineers were reviewed by an independent petroleum engineering firm. Estimation of reserves is not an exact science. In accordance with the SEC’s revisions to rules for oil and gas reserves reporting, which we adopted effective December 31, 2009, our reserves estimates are based on the 12-month unweighted average of the first of the month prices; therefore, reserves quantities will change when actual prices increase or decrease. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

•	historical production from an area compared with production from similar producing areas;

•	assumed effects of regulation by governmental agencies;

•	assumptions concerning future oil and natural gas prices, future operating costs and capital expenditures; and

•	estimates of future severance and excise taxes, workover and remedial costs.

Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variance may be material. The discounted cash flows included in this report should not be construed as the current market value of the estimated oil and natural-gas reserves attributable to our properties. In accordance with SEC requirements effective January 1, 2010, the estimated discounted future net cash flows from proved reserves are based upon average 12-month sales prices using the average beginning-of-month price, while actual future prices and costs may be materially higher or lower.

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

In the case of Israeli-based properties, we have interests in licenses that, subject to certain conditions, may result in leases being granted.  The leases are subject to certain obligations and are renewable at the discretion of various governmental authorities.  As such, if the parties responsible for operations are not able to fulfill their obligations under the leases, the leases may be modified, cancelled, not renewed, or renewed on terms different from the current leases.  The modification or cancellation of our leases could eliminate our interests and may have a material impact on our revenues.

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

The current economic crisis may have a negative impact on the liquidity of the counterparties to our hedging arrangements, which increases the risk of those counterparties failing to perform under those agreements. If those parties do fail to perform, we will be exposed to the price risks we had sought to mitigate and our operating results, financial position and cash flows may be materially and adversely affected. As of December 31, 2009 approximately 74%, 77%, 44%, 34% and 27% of our forecasted oil production and natural gas liquids hedged for 2010, 2011, 2012, 2013 and 2014 respectively and approximately 71%, 35% and 9% of our forecasted gas production hedged for 2010, 2011 and 2012.

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

Our ability to sell our natural-gas and crude-oil production could be materially harmed if we fail to obtain adequate services such as transportation.

The marketability of our production depends in part upon the availability, proximity and capacity of pipeline facilities and tanker transportation. If any of the pipelines or tankers become unavailable, we would be required to find a suitable alternative to transport the gas and oil, which could increase our costs and/or reduce the revenues we might obtain from the sale of the gas and oil.

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

Members of our management team beneficially own approximately 51.3% of our outstanding shares of common stock as of March 12, 2010. As a result, these shareholders are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions.

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

ITEM 3. LEGAL PROCEEDINGS

We disclosed information in our quarterly report for the three months ended September 30, 2009 relating to two putative shareholder derivative actions that were filed by individual shareholders on June 1, 2009 and June 12, 2009, respectively, in the District Court of Harris County, Texas, naming certain of our officers and directors as defendants.  The complaints, which are similar, purport to assert derivative claims for the benefit of the Company to redress injuries allegedly suffered by the Company as a result of alleged breaches of fiduciary duties by the named defendants in connection with the Company’s entry into an Amended and Restated Agreement with Goodrich Global Ltd., a company owned and controlled by our Chairman and Chief Executive Officer, Haim Tsuff.  In particular, the plaintiffs objected to a provision in such agreement whereby Goodrich Global, Ltd. is allegedly entitled to receive an amount in cash equal to 5% of our pre-tax recorded profit.  The complaints sought unspecified money damages, disgorgement of any proceeds from the restated agreement, voiding of the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees.

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

ITEM 4. (Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq Capital Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock . As of March 10, 2010, there were approximately 294 holders of record of our common stock.

	High	Low
2009
First Quarter	$66.10	$28.00
Second Quarter	124.86	32.00
Third Quarter	171.18	114.22
Fourth Quarter	132.42	67.05

2008
First Quarter	$49.45	$30.00
Second Quarter	50.00	31.06
Third Quarter	60.00	36.62
Fourth Quarter	46.47	19.20

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States. Our properties are primarily located in Texas, New Mexico and Oklahoma. We act as the operator of certain of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs.

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

At December 31, 2009, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firm, Cawley, Gillespie & Associates, Inc., were approximately 8,565 thousand barrels of oil equivalent (“MBOE”), consisting of 3,002 thousand barrels (Bbls) of oil, and 24,452 million cubic feet (Mcf) of natural gas and 1,488 thousand barrels (Bbls) natural gas liquids. Approximately 97.7% of our proved reserves were classified as proved developed.

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

Oil and Natural Gas Activities

Accounting for oil and natural gas activities is subject to unique rules. Two generally accepted methods of accounting for oil and natural gas activities are available - successful efforts and full cost. The most significant differences between these two methods are the treatment of unsuccessful exploration costs and the manner in which the carrying value of oil and natural gas properties are amortized and evaluated for impairment. The successful efforts method requires unsuccessful exploration costs to be expensed as they are incurred upon a determination that the well is uneconomical, while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and natural gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and natural gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and natural gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate. We account for our natural gas and crude oil exploration and production activities under the successful efforts method of accounting.

Proved Oil and Natural Gas Reserves

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization and impairment expense. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir will also result in revisions to the amount of our estimated proved reserves.

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

Impairment

We review our property and equipment in accordance with Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires us to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

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

Accounting for Derivative Instruments and Hedging Activities

We utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next 60 months. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to our derivative contracts, which would potentially allow us to not record the change in fair value of our derivative contracts in the consolidated statements of operations. We carry our derivatives at fair value on our consolidated balance sheets, with the changes in the fair value included in our consolidated statements of operations in the period in which the change occurs. Our results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivative contracts.

Income Taxes

The Company follows ASC 740, Income Taxes, (ASC 740), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are computed using the liability method based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is provided, if necessary, to reserve the amount of net operating loss and net deferred tax assets which the Company may not be able to use because of the expiration of maximum carryover periods allowed under applicable tax codes.

Liquidity and Capital Resources

Our primary sources of cash during 2009 were cash flows from operating activities and loan from related party. The capital markets, as they relate to us, have been adversely impacted by the current financial crisis, concerns about the economic recession and its effect on commodity prices.  Continued volatility in the capital markets could adversely impact our ability to replace our reserves, and eventually, our production levels.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success in finding and acquiring additional reserves. We expect to fund our future capital requirements through internally generated cash flows and borrowings under our Senior Credit Agreements. Long-term cash flows are subject to a number of variables, including the level of production and pricesand our commodity price hedging activities as well as various economic conditions that have historically affected the oil and natural gas industry.

Debt

	As of December 31,
	2009	2008	2007
	(In thousands except percentage)
Revolving Credit Facility	$32,950	$43,200	$24,000
Long – term debt – related party	79,354	80,354	36,581
Short – term debt – related party	-	-	-
Current maturities of long-term debt, short-term debt and bank overdraft	12,366	22,544	3,706
Total debt	124,670	146,098	64,287

Stockholders’ equity	13,733	25,034	25,471

Debt to capital ratio	90%	85%	72%

At year-end 2009, our total debt was $124,670 thousand compared to total debt of $146,098 thousand at year-end 2008 and $64,287 thousand at year-end 2007. As of December 31, 2009, current debt included $12,000 thousand as current maturities of the Senior Credit Facility. However, the Company is not obligated to repay this facility prior to the due date, except for such payments as may be required under the Credit Agreement in the event of a redetermination and reduction of the borrowing base. As of December 31, 2009, the $12,000 included as current maturities thousand was due to the decision of management to continue reducing the our debt below the borrowing base.  As of December 31, 2008, current debt included $21,000 thousand as current maturities, which again was due to management’s decision to continue payments to reduce debt below the borrowing base.

Cash Flow

Our primary sources of cash in 2009, 2008 and 2007 were from operating and financing activities. Proceeds from loans obtained from related parties, proceeds from the Senior Credit Agreements and cash received from operations were offset by repayments of our Senior Credit Agreements, repayments of loans from related parties and cash used in investing activities to fund continued enhancement of operations acquisition activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in commodity prices and our overall cash flow may result in an increase or decrease in our future capital expenditures or influence our ability to reduce our long-term loans. Prices for oil and natural gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See “Results of Continuing Operations” below for a review of the impact of prices and volumes on sales.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows provided by (used in) operating activities	$21,519	$18,886	$(662)
Cash flows used in investing activities	(332)	(97,753)	(63,656)
Cash flows provided by (used in) financing activities	(21,421)	80,796	64,957
Net increase (decrease) in cash	$(234)	$1,929	$639

Operating Activities, Net cash flows provided by (used in) operating activities were $21,519 thousands, $18,886 thousands and ($662) thousands for the years ended December 31, 2009, 2008 and 2007, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, heading activities and operating cost.

Net cash provided by operating activities increased in 2009 primarily due to a 8% increase in our average daily production volumes and gain from net cash received on settled derivative contracts which was partially offset by the 58%, 40% and 31% decrease in natural gas, oil and natural gas liquids prices, respectively. However, we are unable to predict future production levels or future commodity prices, and, therefore, we cannot predict future levels of net cash provided by operating activities.

Net cash provided by operating activities increased in 2008 compared to 2007 primarily due to the acquisition we made during 2008.

Investing Activities, The primary component of cash used in investing activities in 2009 and 2008 was capital spending for acquisitions and development. Cash used in investing activities was $332 thousand, $97,753 thousand and $63,656 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2009, we spent an additional $645 thousand on capital expenditures and other property and equipment.

In 2008, we spent $98,673 thousand on acquisition of oil and gas properties and capital expenditures. We participated in the drilling of 3 gross wells in 2008. We spent an additional $369 thousand on other property and equipment during 2008.

In 2007, we spent $86,056 thousands on acquisition of oil and gas properties and capital expenditures. Our acquisitions were partially funded by the remaining restricted cash that we deposited in 2006. We participated in the drilling of 2 gross wells in 2007. We spent an additional $67 thousand on other property and equipment during 2007.

Financing Activities, The primary component of cash used in financing activities in 2009 was payment on long-term debt ($21,250). In 2008, the primary component of cash provided by financing activities was proceeds from long-term loans obtained from related parties ($43,773) and Senior Credit Agreements ($54,000), offset by repayments of long-term loans and repayments of Senior Credit Agreements ($16,800). Net cash flows provided by financing activities were $(21,421) thousands, $80,796 thousands and $64,957 thousands for the years ended December 31, 2009, 2008 and 2007, respectively.

Results of Continuing Operations

Selected Data

	Years Ended December 31,
	2009	2008	2007
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$30,768	$51,832	$20,827
Equity in earnings of unconsolidated affiliates	-	-	1,201
Other	956	365	728
Total revenues and other	31,724	52,197	22,756

Cost and expenses	42,024	63,619	21,183
Other expense (income)	13,369	(15,028)	13,176
Income tax expense (benefit)	(10,090)	377	(5,192)
Net Income (loss)	(13,579)	3,229	(6,411)
Earnings per common share – basic and diluted	$(5.00)	$1.19	$(2.36)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691	2,717,691
Operating Results
Adjusted EBITDAX (1)	$26,796	$22,548	$16,874
Total proved reserves (MBOE)	8,565	8,213	8,329
Annual sales volumes (MBOE)	886	821	455.5

Average cost per MBOE:
Production (including transportation and taxes)	$17.66	$24.66	$16.47
General and administrative	$4.64	$3.31	$6.37
Depletion	$17.34	$21.59	$13.48

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income (loss) our net loss for 2009 totaled $(13,579) thousand, or $(5.00) per share, compared to net income for 2008 of $3,229 thousands, or $1.19 per share. This decrease was primarily due to sustained lower natural gas, oil and NGLs sales revenues due to lower prices and impact of derivatives, which were partially offset by increases in sales volumes of natural gas, oil and natural gas liquids (“NGL”), lower lease operating expenses, lower depreciation, depletion, amortization and impairment expenses and tax benefit. Our net income for 2008 totaled $3,229 thousand, or $1.19 per share, compared to net loss for 2007 of $(6,411) thousands, or $(2.36) per share. The increase in income for 2008 compared to 2007 was primarily due to the GFB acquisition which resulted in an increase of natural gas, oil and natural gas liquids sales, as well as higher commodity prices and gain on derivative contracts, which were partially offset by higher cost and expenses including impairment of oil and gas properties, higher interest expenses and income tax.

Revenues, Volumes and Average Prices
Sales Revenues

	Years Ended December 31,
In thousands except percentages	2009	2008	Δ vs. 2009	2007	Δ vs. 2008
Gas sales	$9,124	$20,747	(56)%	$10,030	107%
Oil sales	17,147	25,049	(32)	6,874	264
Natural gas liquid sales	4,497	6,036	(25)	3,923	54
Total	$30,768	$51,832	(41)%	$20,827	149%

Our sales revenues for the year ended December 31, 2009 decreased by 41% when compared to same period of 2008, mainly due to lower natural gas, oil and condensate and NGLs commodity prices. Our sales revenues for 2008 increased by 149% when compared to 2007, due to the GFB acquisition which resulted in higher sales volumes of natural gas, oil and natural gas liquids and also due to higher oil, natural gas and natural gas liquids prices.

Volumes and Average Prices

	Years Ended December 31,
	2009	2008	Δ vs. 2009	2007	Δ vs. 2008
Natural Gas
Sales volumes Mmcf	2,623	2,507	5%	1,551	62%
Price per Mcf	$3.48	$8.28	(58)	$6.47	28
Total gas sales revenues (thousands)	$9,124	$20,747	(56)%	$10,030	107%

Crude Oil
Sales volumes MBbl	293	258	14%	96.7	167%
Price per Bbl	$58.52	$97.1	(40)	$71.1	37
Total oil sales revenues (thousands)	$17,147	$25,049	(32)%	$6,874	264%

Natural gas liquids
Sales volumes MBbl	156	145	8%	101	44%
Price per Bbl	$28.83	$41.6	(31)	$39	7
Total natural gas liquids sales revenues (thousands)	$4,497	$6,036	(25)%	$3,923	54%

The company’s natural gas sales volumes increased by 5%, crude oil sales volumes by 14% and natural gas liquids sales volumes by 8% in 2009 compared to 2008, primarily due to fact that in 2008 we recorded 9 months of production associated with properties acquired in the GFB acquisition which in turn was partially offset by the natural decline in our production. The company’s natural gas sales volumes increased by 62%, crude oil sales volumes by 167% and natural gas liquids sales volumes by 44% in 2008 compared to 2007, primarily due to the GFB acquisition.

Our average natural gas price for 2009 decreased by 58%, or $4.80 per Mcf, when compared to 2008 and increased by 28%, or $1.81, when 2008 is compared to 2007. Our average crude oil price for 2009 decreased by 40%, or $38.58 per Bbl, when compared to 2008 and increased by 37%, or $26, when 2008 is compared to 2007. Our average natural gas liquids price for 2009 decreased by 31%, or $12.77 per Bbl, when compared to 2008 and increased by 7%, or $2.6 per Bbl, when 2008 is compared to 2007.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the year ended December 31, 2009 compared to 2008 and 2007.

In thousands	Natural Gas	Oil	Natural gas liquids
2007 sales revenues	$10,030	$6,874	$3,923
Changes associated with sales volumes	6,184	11,467	1,737
Changes in prices	4,533	6,708	376
2008 sales revenues	20,747	25,049	6,036
Changes associated with sales volumes	960	3,398	458
Changes in prices	(12,583)	(11,300)	(1,997)
2009 sales revenues	$9,124	$17,147	$4,497

Adjusted EBITDAX.

To assess the operating results of Isramco, management analyzes income from operations before income taxes, interest expense, exploration expense, unrealized gain (loss) on derivative contracts and DD&A expense and impairments (“Adjusted EBITDAX”). Adjusted EBITDAX is not a GAAP measure. Isramco’s definition of Adjusted EBITDAX excludes exploration expense because exploration expense is not an indicator of operating efficiency for a given reporting period, but rather is monitored by management as a part of the costs incurred in exploration and development activities. Similarly, Isramco excludes DD&A expense and impairments from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Isramco’s financing methods or capital structure. Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make payments on its long term loans. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations.

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

	Years Ended December 31,
In thousands except percentages	2009	2008	2007
Income from operations before income taxes	$(23,669)	$3,606	$(11,603)
Depreciation, depletion, amortization and impairment expense	21,119	39,816	10,270
Interest expense	9,219	9,855	6,344
Unrealized gain on derivative contract	19,298	(32,657)	11,352
Accretion Expenses	829	847	219
Exploration expense	-	-	292
Other nonrecurring items - amortization of Inventory	-	1,081	-
Consolidated Adjusted EBITDAX	$26,796	$22,548	$16,874

Operating Expenses

	Years Ended December 31,
In thousands except percentages	2009	2008	Δ vs. 2009	2007	Δ vs. 2008
Lease operating expense, transportation and taxes	$15,651	$20,242	(23)%	$7,500	170%
Depreciation, depletion and amortization	15,368	17,723	(13)	6,139	189
Impairments of oil and gas assets	5,751	22,093	(74)	3,203	590
Impairments of other properties	-	-	-	928	-
Accretion expense	829	847	(2)	219	287
Exploration costs	-	-	-	292	-
Loss from plug and abandonment	312	-	-	-	-
General and administrative	4,113	2,714	52	2,902	(6)
	$42,024	$63,619	(34)%	$21,183	200%

During 2009, our operating expenses decreased by 34% when compared to 2008 due to the following factors:

•
Lease operating expense, transportation and taxes decreased by 23%, or $4,591 thousand, in 2009 when compared to 2008 primarily as a result of cost savings programs initiated in response to the reduction in oil and gas prices experienced from 2008 into 2009. Cost savings were achieved through operating efficiencies, deferral of certain workovers and vendor negotiations. Additional reductions were due to lower commodity prices that affected the taxes paid during 2009. This decrease was partially offset by the fact that, in 2008, we recorded only 9 months of operating expense, transportation and taxes associated with the properties acquired in GFB acquisition, compared to 12 months during 2009. On a per unit basis, lease operating expenses (including transportation and taxes) decreased by $7.00 per MBOE to $17.66 per MBOE in 2009 from $24.66 per MBOE in 2008.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes to these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 13%, or $2,355 thousand, in 2009 when compared to 2008 primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2008 impairment of $22,093 thousand on the depletable base used to calculate DD&A, which was partially offset by higher production. On a per unit basis, depletion expense decreased by $4.25 per MBOE to $17.34 per MBOE in 2009 from $21.59 per MBOE in 2008.

•	Impairments of oil and gas assets of $5,751 thousand in 2009 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our Central Texas fields.

•
General and administrative expenses increased by 52%, or $1,399 thousand, in 2009 when compared to 2008, primarily due to increases in compensation and benefit expenses associated with hiring additional employees required as a result of the GFB acquisition and assuming operation of approximately 350 additional wells in October 2008. The GFB acquisition also increased the volume of the activities and, as a result, the indirect expenses of the activities. In addition, the Company incurred increased legal expenses in 2009 due to a number of factors. The Company was required to pay an award of $288,000 in attorney’s fees as a result of an adverse court decision in a case filed by the Company in 2001. The Company was the subject of two derivative lawsuits filed in 2009. Also in 2009 the Company instituted lawsuits against several entities to recover damages relating to its investments in Barnett Shale operations and to the operation of the properties acquired in the Five States acquisition.

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

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes to these factors may cause our composite DD&A rate and expense to fluctuate from year to year.  DD&A increased by 189%, or $11,584 thousand, in 2008 when compared to 2007 primarily due to approximately $8,520 thousand DD&A which was related to the oil and gas properties acquired in GFB acquisition. The remaining increase is attributed to lower commodity prices at year-end 2008 that impacted our estimated total reserves, which are the basis for the depletion calculation.

•
Impairments of oil and gas assets of $22,093 thousand in 2008 were primarily a result of lower commodity prices in general and the low volume of oil and gas produced in a few of our North Texas fields and in the wells in which the Company participated in the Barnett Shale formation in Parker County, Texas, in particular.

•	Impairment of other properties in 2007 of $928 thousand was attributed to undeveloped real estate located in Israel.

•	In 2007, we incurred $292 thousand in exploration costs, mainly incurred for a 3D seismic survey covering certain of the Company’s leases in Wise County.

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

Other expenses (income)

	Years Ended December 31,
In thousands except percentages	2009	2008	Δ vs. 2009	2007	Δ vs. 2008
Interest expense net	$9,219	$9,855	(6)%	$6,344	55%
Unrealized gain on marketable securities	-	-	-	(52)	-
Realized gain on sale of investment and other	(250)	(145)	72	(1,754)	(92)
Net loss (gain) on derivative contracts	4,400	(24,738)	(118)	8,638	(386)
Compensation for legal settlement	-	-		-
	$13,369	$(15,028)	(189)%	$13,176	(214)%

Interest expense. Isramco’s interest expense decreased by 6%, or $636 thousand, for the year ended December 31, 2009 compared to the same period of 2008. This decrease is primarily due to the lower average outstanding balance of the loans which we obtained to fund the Five States acquisition in 2007 and the GFB acquisition in 2008, and to decreases in average LIBOR rates in 2009. The decrease was partially offset by the payments on interest rate swaps. Isramco’s interest expense for 2008 increased by 55%, or $3,511 thousand, compared to 2007.  This increase was primarily attributable to interest on loans we obtained from banks and related parties for funding the GFB acquisition.  The increase was partially offset by the lower average outstanding balance of the loans  we obtained to fund the Five States acquisition in 2007 and decreases in average LIBOR rates in 2008.

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

At December 31, 2009, the Company had a $5.6 million derivative asset, of which $3.4 million was classified as current, and a $1.8 million derivative liability, of which $0.1 million was classified as current. For the year ended December 31, 2009, the Company recorded a net derivative loss of $4.4 million ($19.3 million unrealized loss partially offset by a $14.9 million gain from net cash received on settled contracts). This change is due to the changes in commodity prices and additional SWAP contracts we entered in 2009.

At December 31, 2008, we had a $23 million derivative asset, of which $12 million was classified as current. We recorded a net derivative gain of $24.7 million ($32.6 million unrealized gain partially offset by a $7.9 million loss from net cash payments on settled contracts) for the year ended December 31, 2008 compared to a net derivative loss of $8.6 million ($11.3 million unrealized loss and a $2.7 million net gain for cash received on settled contracts) for the year ended December 31, 2007. This increase in our net derivative gain was primarily attributable to the recent decrease in the forward strip pricing used to value our derivatives and additional SWAP contracts we entered in 2008.

Income Tax

Income tax benefit for the year ended December 31, 2009 increased by $10.5 million from the prior year. The increase in our income tax benefit from the prior year was primarily due to our pre-tax loss of $23.7 million for the year ended December 31, 2009 compared to our pre-tax income of $3.6 million in 2008. The effective tax rates for the years ended December 31, 2009 and 2008 were 42.6% and 10.5%, respectively. The change in the effective tax rate from the prior year is primarily due to the benefit generated by the changes in estimates of tax benefits associated with amended tax filings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The Company’s previously filed Form 10-Q for the period ended September 30, 2009 stated that the Company did not maintain effective controls over financial reporting, primarily due to the shortage of support and resources in our accounting department.  Specifically, the Company had not been successful in attracting and retaining experienced, skilled personnel, and these issues were further exacerbated by the acquisition of additional properties in March 2008 that resulted in inadequate documentation and communication of our accounting policies and procedures and deficiencies in our internal audit processes of our accounting policies and procedures.  Accordingly, for the purposes of the September 2009 10-Q, management determined and reported that these control deficiencies constituted a material weakness as of September 30, 2009.  Throughout 2009, Management took a series of actions designed to remedy these deficiencies.  As of the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s ongoing remediation efforts (as described below) resulted in control enhancements which have operated for an adequate period of time to demonstrate operating effectiveness.

This section of Item 9A, “Evaluation of Disclosure Controls and Procedures,” should be read in conjunction with the Item 4T contained in the Company’s Form 10-Q for the period ended September 30, 2009.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments and decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the times specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.

Our internal control over financial reporting has been audited by Malone & Bailey, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As noted above, for purposes of the September 2009 10-Q, Management determined and reported that the Company did not maintain controls over financial reporting, primarily due to the shortage of support and resources in our accounting department.  Specifically, the Company had not been successful in attracting and retaining experienced, skilled personnel, and these issues were further exacerbated by the rapid growth of the company.  Management accordingly reported that these control deficiencies constituted a material weakness in the Company’s internal control over financial reporting as of September 30, 2009.

Throughout 2009 Management took a number of actions to eliminate or reduce the control deficiencies identified.  These actions include, but are not limited to:

•	hiring additional experienced and skilled personnel to further establish appropriate segregation of duties and appropriately distribute the allocation of work functions;

•
retaining  qualified internal control consultants to  assist in our internal control compliance efforts, including establishing  new internal control procedures appropriate for a rapidly growing business and appropriate accounting policies and ensuring the proper and consistent application of those policies and procedures throughout the Company; and

•	establishing entity-wide awareness, discipline and communication around internal controls, specifically surrounding compliance with internal controls over financial reporting.

Management has been involved in these activities and will continue to monitor progress on a consistent and ongoing basis at the Chief Executive Officer and Chief Financial Officer level, in conjunction with our Audit Committee. The Company believes that, as of December 31, 2009, it has effectively executed the remediation measures established to address the material weakness in its internal controls.  This process has and should continue to improve the review and oversight process relating to the Company’s internal controls.

The aforementioned changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The information called for by items 10, 11, 12 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2009 and such information is incorporated herein by reference.

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

4.1
First Amended and Restated Promissory Note dated as of February 27, 2007, issued to NAPHTHA ISRAEL PETROLEUM CORP., LTD. in the principal amount of $18,500,000 filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.2
First Amended and Restated Promissory Note dated as of February 27, 2007, issued to NAPHTHA ISRAEL PETROLEUM CORP., LTD. in the principal amount of $11,500,000 filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.3
First Amended and Restated Promissory Note dated as of February 27, 2007, issued to and I.O.C. ISRAEL OIL COMPANY, LTD. in the principal amount of $12,000,000 filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.4
Promissory Note dated as of February 27, 2007, issued to and J.O.E.L JERUSALEM OIL EXPLORATION, LTD. in the principal amount of $7,000,000, filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

4.5
Promissory Note dated as of May 25, 2008, issued to and J.O.E.L JERUSALEM OIL EXPLORATION, LTD. in the principal amount of $48,900,000 filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

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

10.12
Amended and Restated Loan Agreement dated as of May 25, 2008 between Isramco Inc. and J.O.E.L. Jerusalem Oil Explorations Ltd. filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.13
Amended and Restated Agreement dated as of November 17, 2008 between Isramco Inc. and Goodrich Global Ltd. filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.14*	First Amendment to Loan Agreement dated as of February 1, 2009, between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd.($18.5 million)

10.15*	First Amendment to Loan Agreement dated as of February 1, 2009, between Isramco, Inc, and Naphtha Israel Petroleum Corp., Ltd.($11.5 million)

10.16*	Loan Agreement dated as of July 14, 2009 between Isramco, Inc. and I.O.C. – Israel Oil Company, Ltd.($6.0 million)

10.17*	First Amendment to Loan Agreement dated as of February 1, 2009 between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd.($12.0 million)

14.1	Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
__________________________
* Filed Herewith.
+ Management Agreement

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ HAIM TSUFF
HAIM TSUFF,
CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: March 12, 2010

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: March 12, 2010

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	March 12, 2010
Haim Tsuff	Chief Executive Officer

/s/ Jackob Maimon	President, Director	March 12, 2010
Jackob Maimon

/s/ Max Pridgeon	Director	March 12, 2010
Max Pridgeon

/s/ Mark Kalton	Director	March 12, 2010
Mark Kalton

/s/ Michelle R. Cinnamon Flores	Director	March 12, 2010
Michelle R. Cinnamon Flores

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Isramco, Inc. (the “Company”), including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

Malone-Bailey, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2009.

/s/     Haim Tsuff                                                                                                               /s/     Edy Francis
Haim Tsuff                                                                                                                       Edy Francis
Chief Executive Officer                                                                                                Chief Financial Officer

Houston, Texas
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Isramco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Isramco, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MALONE BAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 12, 2010

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,907	$3,141
Accounts receivable, net	7,424	5,416
Restricted and designated cash	827	757
Deferred tax assets	3,644	-
Derivative asset	3,421	12,082
Prepaid expenses and other	656	592
Total Current Assets	18,879	21,988

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	220,138	219,945
Other	672	450
Total Property and Equipment	220,810	220,395
Accumulated depreciation, depletion and amortization	(77,315)	(56,196)
Net Property and Equipment	143,495	164,199

Marketable securities, at market	4,713	1,799
Debt cost	322	572
Derivative asset	2,158	10,942
Deferred tax assets and other	6,751	3,871
Total assets	$176,318	$203,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,798	$7,712
Short term debt and bank overdraft	336	1,544
Current maturities of long-term debt	12,000	21,000
Derivative liability	693	943
Accrued interest and due to related party	4,677	5,606
Deferred tax liabilities	-	2,245
Total current liabilities	27,504	39,050

Long-term debt	32,950	43,200
Accrued interest - related party	4,832	-
Long-term debt - related party	79,354	80,354

Other Long-term Liabilities:
Asset retirement obligations	16,248	15,733
Derivative liability – non-current	1,697	-
Total other long-term liabilities	17,945	15,733

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Retained earnings (accumulated deficit)	(11,362)	2,217
Accumulated other comprehensive income	2,038	(240)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	13,733	25,034
Total liabilities and shareholders’ equity	$176,318	$203,371

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31	2009	2008	2007

Revenues
Oil and gas sales	$30,768	$51,832	$20,827
Operator fees from related party	-	-	18
Office services to affiliate and other
To related parties	-	-	480
To others	845	191	230
Other	111	174	-
Equity in earnings of unconsolidated affiliates	-	-	1,201
Total revenues	31,724	52,197	22,756

Operating expenses
Lease operating expense, transportation and taxes	15,651	20,242	7,500
Depreciation, depletion and amortization	15,368	17,723	6,139
Impairments of oil and gas assets	5,751	22,093	3,203
Impairments of other properties	-	-	928
Accretion expense	829	847	219
Exploration costs	-	-	292
Loss from plug and abandonment	312	-	-
General and administrative
To related parties	-	-	226
To others	4,113	2,714	2,676
Total operating expenses	42,024	63,619	21,183
Operating income (loss)	(10,300)	(11,422)	1,573

Other expenses (income)
Interest expense (income), net	9,219	9,855	6,344
Unrealized loss (gain) on marketable securities	-	-	(52)
Realized gain on sale of investment and other	(250)	(145)	(1,754)
Net loss (gain) on derivative contracts	4,400	(24,738)	8,638
Total other expenses (income)	13,369	(15,028)	13,176

Income (loss) from continuing operations before income taxes	(23,669)	3,606	(11,603)
Income tax benefit (expense)	10,090	(377)	5,192

Net income (loss)	$(13,579)	$3,229	$(6,411)

Earnings (loss) per share – basic and diluted:	$(5.00)	$1.19	$(2.36)

Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691	2,717,691

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock	Total Shareholders’Equity
			$ in thousands, except share amounts
Balances at January 1, 2007	2,717,691	27	26,240	3,242	5,399	(164)	34,744

Net loss					(6,411)		(6,411)
Other equity adjustments			(3,046)				(3,046)
Net unrealized gain on available for sale marketable securities, net of taxes of $450				874			874
Net gain (loss) on foreign exchange rate, net of taxes $355				(690)			(690)
Total comprehensive loss							(6,227)

Balance of December 31, 2007	2,717,691	27	23,194	3,426	$(1,012)	(164)	25,471

Net income					3,229		3,229
Net unrealized loss on available for sale marketable securities, net of taxes of $1,568				(3,044)			(3,044)
Net gain (loss) on derivative contracts, net of taxes $321				(622)			(622)
Total comprehensive loss							(437)

Balance of December 31, 2008	2,717,691	$27	$23,194	$(240)	$2,217	$(164)	$25,034

Net loss					(13,579)		(13,579)
Net unrealized gain on available for sale marketable securities, net of taxes of $1,035				2,011			2,011
Net gain (loss) on derivative contracts, net of taxes $138				267			267
Total comprehensive loss							2,278

Balance of December 31, 2009	2,717,691	$27	$23,194	$2,038	$(11,362)	(164)	13,733

See notes to consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31	2009	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$(13,579)	$3,229	$(6,411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	21,119	39,816	10,270
Accretion expense	829	847	219
Unrealized and realized gain on marketable securities	(250)	(76)	(344)
Equity in earnings of unconsolidated affiliates	-	-	(741)
Changes in deferred taxes	(9,841)	468	(5,488)
Net unrealized loss (gain) on derivative contracts	19,298	(32,657)	11,352
Amortization of debt cost	252	189	-
Realized gain on sale of investment and capital gain	(3)	(68)	(1,664)
Changes in components of working capital and other assets and liabilities
Accounts receivable	(2,008)	1,179	(6,192)
Prepaid expenses and other current assets	(167)	408	92
Due to related party	305	288	-
Increase (decrease) in accrued interest - related party	3,561	1,885	-
Accounts payable and accrued liabilities	2,003	3,378	(1,755)
Net cash provided by (used in) operating activities	21,519	18,886	(662)

Cash flows from investing activities:
Addition to property and equipment, net	(645)	(99,042)	(86,123)
Proceeds from sale of gas properties and equipment	1	68	36
Proceeds from restricted deposit, net	(70)	745	15,498
Proceeds from sale of subsidiary - Magic	-	-	2,150
Proceeds from sale of other investment	-	-	2,270
Purchase of marketable securities	(370)	-	(740)
Proceeds from sale of marketable securities	752	476	3,253
Net cash used in investing activities	(332)	(97,753)	(63,656)

Cash flows from financing activities:
Proceeds (payments) from loans – related parties, net	(963)	43,773	36,716
Proceeds from long-term debt	2,000	54,000	35,300
Repayment of long-term debt	(21,250)	(16,800)	(8,300)
Payments for financing cost	-	(1,015)	-
Borrowings (repayments) of short - term debt, net	(1,208)	838	1,241
Net cash provided by financing activities	(21,421)	80,796	64,957

Net increase (decrease) in cash and cash equivalents	(234)	1,929	639
Cash and cash equivalents at beginning of year	3,141	1,212	573
Cash and cash equivalents at end of year	$2,907	$3,141	$1,212

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statements.

Cash and Cash Equivalents.

Isramco records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectibility and establishes or adjusts the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounts as of December 31, 2009 or 2008.

Oil and Gas Operations.

The Company applies the successful efforts method of accounting for oil and gas properties. Under the successful efforts method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

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

The Company reviews its property and equipment in accordance with Accounting Standard Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the discounted cash flow.

In 2009, 2008 and 2007, we reported impairment charge of $5,751 thousand, $22,093 thousand and $3,203 thousand, respectively, relating to our oil and gas properties.

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

Marketable Securities

The Company may invest a portion of its cash in money market mutual funds which are highly liquid marketable securities. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board’s (FASB) ASC 320, Investments—Debt and Equity Securities, (ASC 320) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. The appropriate classification of its marketable securities is determined at the time of purchase and reevaluated at each balance sheet date.

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

Asset Retirement Obligation

ASC 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells as these obligations are incurred.

Concentrations of Credit Risk

The Company through its wholly-owned subsidiary Jay Management Company, LLC ("Jay Management") operates a substantial portion of its oil and natural gas properties. As the operator of a property, the Company makes full payments for costs associated with the property and seeks reimbursement from the other working interest owners in the property for their share of those costs. The Company’s joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general were adversely affected, the ability of the Company’s joint interest partners to reimburse the Company could also be adversely affected.

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

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectibility of the revenue is reasonably assured. The Company follows the entitlement method of accounting for recording oil and gas revenues under that method, any revenues received in excess of the Company's share is treated as a liability. If revenues received are less than Company's share, the deficiency is recorded as an asset. The Company's imbalance position was not significant in terms of volumes or values at December 31, 2009 and 2008.

Price Risk Management Activities

The Company follows ASC 815, Derivatives and Hedging. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company has elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

In 2009, 2008 and 2007, we recorded gain (loss) of $(4.4) million, $24.7 million and $(8.6) million, respectively, related to our derivative instruments. Fair values are derived principally from market quoted and other independent third-party quotes.

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

The Company follows ASC 740, Income Taxes, (ASC 740). ASC 740 creates a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

The evaluation of a tax position in accordance with ASC 740 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

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

Translation of Foreign Currencies

Foreign currency is translated in accordance with ASC 830-10, Foreign currency translation, which provides the criteria for determining the functional currency for entities operating in foreign countries. Isramco has determined its functional currency is the United States (U.S.) dollar since all of its contracts are in U.S. dollars. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses are included in current income. The functional currency of our Israeli subsidiaries is the New Israeli Shekel.

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These estimates are adjusted as additional information becomes available or circumstances change.

Earnings per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period and include the effect of any participating securities as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units and performance-based stock awards if the inclusion of these items is dilutive.
For the year ended December 31, 2009, Isramco's stock options were anti-dilutive.

Environmental

The Company accrues for losses associated with environmental-remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental-remediation obligations are recognized no later than the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or as circumstances change. Costs of future expenditures for environmental-remediation obligations are not discounted to their present value.
Recently Issued Accounting Pronouncements

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009. See Supplemental Oil and Gas Information for more details.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05). ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted the provisions of ASU 2009-05 for the period ended December 31, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In June 2009, the FASB issued ASU No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65) to change the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. The Company adopted ASC 825-10-65 in the second quarter of 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s fair value of financial instruments. See Note 9 “Fair Value Measurements” for more details.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC 320-10-65), to expand other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. The adoption of ASC 320-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ASC 820-10-65) to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, ASC 820-10-65 includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (ASC 820-10-55). ASC 820-10-55 delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of ASC 820-10-55 did not have a significant impact on the Company’s operating results, financial position or cash flows. See Note 6 “Asset Retirement Obligations” for more details.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements; additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s supplemental oil and gas disclosure. See Note 19, Supplemental Oil and Gas Information for more details.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (ASC 815-10-65). ASC 815-10-65 requires entities that utilize derivative contracts to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10-65 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. The Company adopted ASC 815-10-65 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s derivative contracts. See Note 8 “Derivatives and Hedging Activities” for more details.

2.  Acquisitions

GFB Acquisition

On March 27, 2008, we  purchased interests in certain oil and gas properties located in Texas, New Mexico, Utah, Colorado and Oklahoma from GFB Acquisition - I, L.P. (“GFB”) and Trans Republic Resources, Ltd. (“Trans Republic,” and, together with GFB, the “Sellers”) for an aggregate purchase price of approximately $102 million. The transaction included mainly operated oil and gas properties in approximately 40 fields (approximately 490 Leases) in East Texas and the Texas Gulf Coast and the Permian, Anadarko and San Juan Basins.

The following table summarizes the preliminary estimated fair values of assets that we acquired and the liabilities assumed in connection with the acquisition of these properties:

As of December 31	2008
(In thousands)
Oil and gas properties (after adjustments)	$105,982
Asset retirement obligation	(8,480)

Net asset acquired	$97,502

Five States Acquisition

On March 2, 2007, Isramco purchased certain oil and gas properties located in Texas and New Mexico from Five States Energy Company, LLC for an aggregate preliminary purchase price of $92 million (before adjustments as defined in the agreement). Although the acquisition was closed on March 2, 2007, the effective date of the purchase was October 1, 2006 (the “Effective Date”). Accordingly, the Company is entitled to the net revenues, less direct operating expenses, of the acquired properties from the Effective Date through the Acquisition Date. This resulted in an adjustment to the preliminary purchase price. These financial statements reflect the assets acquired and operations related to those assets from the Acquisition Date through December 31, 2007. According to an engineering report prepared by an independent consulting company relating to the properties purchased, the estimated proved developed producing reserves are 1,447,161 net barrels of oil and 20,078,174 net MMCF's of natural gas and 1,305,705 net of liquid products. Pursuant to an agreement between Sigma Energy Corporation ("Sigma"), an unrelated party that originated the transaction with Five States, on March 2, 2007 Isramco and Isramco Energy, Isramco Energy paid Sigma, $300 thousand and after Payout (as defined in the Agreement with Sigma), Isramco Energy will be required to assign Sigma a direct ownership interests equal to 3.75% of the interests acquired by Isramco Energy under the Purchase Agreement.

The following table summarizes the preliminary estimated fair values of assets that we acquired and the liabilities assumed in connection with the acquisition of these properties from Five States:

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

3.  Transactions with Affiliates and Related Parties

There were no active operations conducted by the Company in Israel in 2008 or 2009.

Until December 31, 2007, we acted as operator for a joint venture with related parties in Israel that engaged in the exploration of oil and gas. In this capacity we received operating fees equal to the greater of 6% of the actual direct costs or monthly fees of $6,000.

Operator fees earned and related operator expenses were as follows (in thousands):

Year ended December 31	2007
Operator fees:
Gad 1	$-
Med Ashdod Lease	18

Operator income	$18

Operator expenses	$-

In December 2003, we entered into a consulting agreement with Doron Avraham, at that time the Vice President of the Isramco. Pursuant to this agreement, we agreed to pay the consultant the sum of $15 thousand per month plus expenses in consideration for the services that he provides to Isramco. The consulting agreement expired in November 2007.

We paid I.O.C. - Israel Oil Company, Ltd. (“I.O.C”) $226 thousand for the year ended December 31, 2007, for rent and office, secretarial and computer services. I.O.C is fully owned by Naphtha Israel Petroleum Corp (“Naphtha”). Naphtha is the sole shareholder of Naphtha Holdings, Ltd., which is the record holder of 48.4% of our outstanding common stock and which may be deemed to be controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco.

Isramco Oil and Gas Ltd. (“IOG”), a wholly-owned subsidiary of Isramco (on December 31, 2007 we sold IOG to related party, for further information see Note 5 “closure of the Israeli branch office”) was the general partner of Isramco-Negev 2 Limited Partnership, from which we received management fees and expense reimbursements of approximately $480 thousand for each of the years ended December 31, 2007.

On November 17, 2008, the Company and Goodrich Global, Ltd. (“Goodrich”) entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008 (“Restated Agreement”). The Restated Agreement replaced the consulting agreement originally entered into in May 1996. Under the  the Restated Agreement, the Company pays to Goodrich, which owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco, $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered on behalf of the Company.  Goodrich is entitled to receive, with respect to each completed fiscal year beginning with the fiscal year ended on December 31, 2008, an amount in cash equal to five percent (5%) of the Company’s pre-tax recorded profit calculated without reference to gain or loss in derivative transactions (the “Supplemental Payment”). The Supplemental payment is to be made within ten (10) business days after the  filing with the Securities and Exchange Commission of the Company’s Annual Report on Form 10-K for such fiscal year.  For purposes of the Restated Agreement, “profit” means the pre – tax recorded profit as specified in the Company’s annual report on Form 10-K, but excluding unrealized gain or loss on derivative transactions. The Restated Agreement has an initial term through May 31, 2011; provided that the term of the Restated Agreement will be deemed to have been automatically extended for an additional three year period unless the Company furnishes Goodrich, by March 3, 2011, with written notice of its election to not extend the term of such agreement. The Restated Agreement contains certain customary confidentiality and non-compete provisions. If the Restated Agreement is terminated by the Company other than for cause, then Goodrich is entitled to receive the equivalent of payments due through the then remaining term of the agreement. In the year ended December 31, 2009 and 2008 we paid Goodrich the total amount of $360 and $310 thousand, respectively. The conditions precedent for Supplemental Payments were not met and no Supplemental Payments have been made.

In November 1999, we entered into a consulting agreement with Worldtech Inc., a Mauritus company of which Jackob Maimon is the President. Jackob Maimon is a director of Isramco. Pursuant to this consulting agreement, we pay the consultant $240 thousand per annum in installments of $20 thousand per month plus expenses in consideration of the services provided to the Company. The agreement expired in May 2008.

4.  Investments in Affiliate

Isramco Oil and Gas Ltd. (“IOG”), was a wholly-owned subsidiary of Isramco  and was the general partner of the Isramco Negev 2 Limited Partnership (the “Limited Partnership”). The daily management of the Limited Partnership is under the control of the general partner; however, matters involving the rights of the Limited Partnership unit holders are subject to supervision of a supervisor, appointed to supervise the Limited Partnership activities and in some instances the approval of the Limited Partnership unit holders. Through IOG, we owned a 0.05% interest in the Limited Partnership, which is accounted for by the equity method of accounting.

On December 31, 2007, Isramco sold IOG, including the participation unit in Isramco Negev 2 Limited Partnership, to a related party (for further information see Note 5 “closure of the Israeli branch office”).  Summarized financial information of Isramco Negev 2 Limited Partnership is as follows (amounts in thousands):

Statement of Operations

Year Ended December 31,	2007
Income	$3778
Expenses	1,094

Net income	$2684

On December 31, 2007, Isramco sold the participation unit in IOC Dead Sea 2 LP to a related party (for further information see Note 5 “closure of the Israeli branch office”). Summarized financial information of I.N.O.C. Dead Sea Limited Partnership is as follows (amounts in thousands):

Statement of Operations

Year Ended December 31,	2007
Income	$4,222
Expenses	$293

Net income	$3,929

5.  Closure of the Israeli Branch Office

On December 31, 2007, Isramco and I.O.C- Israel Oil Company Ltd, an Israeli company and related party ("IOC"), entered into an agreement pursuant to which the Company sold and transferred to IOC its Israeli based activities and assets currently conducted and managed by the Company's Israel branch office (the "Branch Office") and its own shares in Isramco Oil & Gas (the general partner of Negev 2 Limited Partnership), for aggregate consideration of approximately $13.6 million. After the sale of these assets, the Company no longer conducted operations in Israel, although it continues to hold passive interests in certain oil and gas assets offshore Israel. The decision to sell the Branch Office was taken in light of the Company's expanding oil and gas operations in the United States and management's decision that it was in the Company's best interests to focus on the oil and gas operations in the United States and to terminate activities in Israel which, prior to the sale transaction reported herein, comprised a relatively insignificant component of the Company's overall operations.

The principal assets transferred to IOC included participation units in the Israeli oil and gas limited partnerships Isramco Negev 2 ("Negev") and INOC Dead Sea ("Dead Sea"), both of which were held by the Branch Office. The participation units of both Negev and Dead Sea trade on the Tel Aviv Stock Exchange. The sale of the units was completed through a private non-market transaction with IOC where the sale price of the Negev and Dead Sea units was established at, respectively, a 7% and 10% discount to the closing sale price of these units on the Tel Aviv Stock Exchange on December 30, 2007. The discounts were established by an independent appraiser. The Branch Office also transferred to IOC all operating activities at the Branch Office, including employees, fixed assets, marketable securities and certain rights and liabilities, as well as the Company's holdings of Isramco Oil and Gas Ltd. and title to undeveloped real estate located in Israel.

IOC is a wholly-owned subsidiary of Naphtha Israel Petroleum Corp, Ltd. ("Naphtha"). Naphtha holds 100% of Naphtha Holdings Ltd., which holds approximately 48% of the Company's issued and outstanding stock.

Since this is a transaction between entities under common control, the Company recorded the loss of approximately $3,046 thousand from the transaction, as a reduction of shareholders’ equity (additional paid in capital).

The proceeds of the sale were used by the Company to repay  a loan that Naphtha advanced to the Company in March 2007 for purposes of enabling the Company to complete the acquisition from Five States of certain oil and gas properties in the United States.

6.   Marketable Securities

For the year ended December 31, 2009, 2008 and 2007, we had net unrealized gains on marketable securities of $0 thousand. Sales of marketable securities resulted in realized gains of $250, $0 thousand and $52 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange and on the OTC Bulletin Board, consist of the following (in thousands):

As of December 31	2009		2008
	Cost	Market Value	Cost	Market Value
	$1,087	$4,713	$1,219	$1,799

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

At December 31, 2009, the Company has entered into swaps agreements. A swap requires the Company to make a payment to, or receive receipts from, the counterparty based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange (NYMEX) for each respective period.

As of December 31, 2009 we had swap contracts for volume of 778,077 barrels of crude oil during 60 months, commencing January 2010, and swap contracts for volume of 2,724,690 MMBTU of natural gas during 28 months commencing January 2010. Derivative commodity contracts settle based on NYMEX West Texas Intermediate and Henry Hub prices, which may differ from the actual price received by the Company. During 2009, 2008 and 2007 the Company did not elect to designate any positions as cash flow hedges for accounting purposes, and accordingly, recorded the net change in the mark-to-market valuation of these contracts, as well as all payments and receipts on settled contracts, in current earnings as a component of other income and expenses on the consolidated statements of operations.

At December 31, 2009, the Company had a $5.6 million derivative asset, of which $3.4 million was classified as current and a $1.8 million derivative liability, of which $0.1 million was classified as current. For the year ended December 31, 2009, the Company recorded a net derivative loss of $4.4 million ($19.3 million unrealized loss partially offset by a $14.9 million gain from net cash received on settled contracts).

At December 31, 2008, the Company had a $23 million derivative asset, of which $12 million was classified as current. For the year ended December 31, 2008, the Company recorded a net derivative gain of $24.7 million ($32.6 million unrealized gain partially offset by a $7.9 million loss from net cash payments on settled contracts).

As of December 31, 2007, the Company had a $9.4 million derivative liability, of which $3.1 million was classified as current. For the year ended December 31, 2007 the Company recorded a net derivative loss of $8.6 million ($11.3 million unrealized loss and a $2.7 million net gain for cash received on settled contracts).

Natural Gas

At December 31, 2009, the Company had the following natural gas swap positions:

Period	Swaps
	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
January 2010 – December 2010	1,785,648	$7.49-8.32	$7.88
January 2011 – December 2011	764,820	8.22	8.22
January 2012 – March 2012	174,222	8.65	8.65

Crude Oil

At December 31, 2009, the Company had the following crude oil swap positions:

Period	Swaps
	Volume in Bbls	Price / Price Range	Weighted Average Price
January 2010 – December 2010	254,868	63.30-101.70	79.59
January 2011 – December 2011	240,336	79.50-91.05	86.55
January 2012 – December 2012	127,473	80.20-88.20	82.37
January 2013 – December 2013	89,400	85.15	85.15
January 2014 – December 2014	66,000	86.95	86.95

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

The Company’s open interest rate positions, as described above, are as follows:

National amount (in thousands):	Start Date	Maturity Date	Weighted-Average Interest Rate
20,000	April 2009	February 2011	3.63%
6,000	April 2009	February 2011	2.90%

8.  Long-Term Debt and Interest Expense

Long-Term Debt as December 31 consisted of the following (in thousands):

	2009	2008
Libor + 2% Bank Revolving Credit Facility due 2011	14,950	17,950
Libor + 2% Bank Revolving Credit Facility due 2012	30,000	46,250
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	954	954
Libor + 6% Related party Debt	11,500	18,500
Libor + 6% Related party Debt	6,000	-
Libor + 6% Related party Debt	48,900	48,900
	124,304	144,554
Less: Current Portion of Long-Term Debt	(12,000)	(21,000)
Total	112,304	123,554

Senior Revolving Credit Facility

The Company entered into a Senior Secured Revolving Credit Agreement, dated as of March 27, 2008 and Amended and Restated as of December 19, 2008 (the “Senior Credit Agreement”), with each of the lenders from time to time party thereto (the “Lenders”), Bank of Nova Scotia, as administrative agent for the Lenders and Capital One, N.A, as a syndication agent for the Lenders. The Senior Credit Agreement provides for a $150 million facility due in 2012 with a borrowing base of $54 million that will be redetermined from time to time and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. During the fourth quarter of 2009, the lenders reduced the borrowing base to $32 million.

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

The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels of not less than 1.0 to 1.0, leverage ratio of not greater than 3.5 to 1.0 and minimum coverage of interest of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, changes of control, asset sales, and liens on properties. At December 31, 2009, the Company was in compliance with all of its debt covenants under the Senior Credit Agreement.

The Company entered into a Senior Secured Revolving Credit Agreement, dated as of March 2, 2007 as Amended and Restated as of June 15, 2007 (the “Senior Credit Agreement”), with the lenders from time to time party thereto (the “Lenders”) and Wells Fargo Bank, N.A, as administrative agent for the Lenders. This Senior Credit Agreement provides for a $150 million facility due in 2011 with a borrowing base of $35.3 million that will be redetermined from time to time and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. During the second quarter of 2009, the Lenders reduced the borrowing base to $20.4 million.

Amounts outstanding under this Senior Credit Agreement will bear interest at specified margins over the LIBOR of 1.25% to 2.00% for LIBOR loans or at specified margins over the Base Rate (as defined in the agreement) of 0.25% to 1.25% for base rate loans. Such margins will fluctuate based on the utilization of the borrowing base. Borrowings under the Senior Credit Agreement are secured by a guarantee from Isramco and a pledge by Isramco of the shares of Isramco Energy.

The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels of not less than 1.0 to 1.0, leverage ratio of not greater than 3.5 to 1.0 and minimum coverage of interest of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, changes of control, asset sales, and liens on properties. At December 31, 2009, the Company was in compliance with all of its debt covenants under this Senior Credit Agreement.

Related party Debt

In July 2009 the Company entered into a loan transaction with I.O.C. Israel Oil Company, Ltd. (“IOC”), related party,  pursuant to which the Company borrowed $6 million (the “Loan”).  The purpose of the Loan was to provide funds to Isramco Resources, LLC, which in turn paid this amount to Bank of Nova Scotia, as administrative agent, and Capital One, N.A., as a syndication agent, under the Senior Credit Agreement. This payment reduced the outstanding balance below the borrowing base and avoided the imposition of additional interest under the Senior Credit Agreement.

Amounts outstanding under the Loan with IOC bear interest at LIBOR plus 6.0%. The IOC loan matures in five years, with accrued interest payable annually on each anniversary date of the loan.  The IOC loan may be prepaid at any time without penalty.

In connection with GFB Acquisition (see Note 2), we obtained the following financing from related parties:

Pursuant to a Loan Agreement dated as of February 26, 2007 Isramco obtained a loan from JOEL Jerusalem Oil Exploration Ltd, a related party ("JOEL"), a related party, in the principal amount of $7 million, repayable at the end of 3 months (that was extended until July 11, 2007). Interest accrues at a per annum rate of 5.36%.

On July 2007, the Company and JOEL reached an agreement to revise the period of the Loan to seven years and the interest rate to LIBOR plus 6%.

In February and March, 2008 we obtained loans from JOEL, in the aggregate principal amount of $48.9 million, repayable at the end of 4 months at an interest rate of LIBOR plus 1.25% per annum. Pursuant to a loan agreement signed in June 2008, the maturity date of this loan was extended for an additional period of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal and interest are due and payable in four equal annual installments, commencing on June 30, 2012. At any time we can make prepayments without premium or penalty.

Mr. Jackob Maimon, Isramco's president at the time and a current director is a director of JOEL and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of JOEL.

In connection with the Company’s purchase of certain oil and gas interests mainly in New Mexico and Texas in February 2007 (See Note 2), the Company obtained loans in the total principle amount of $42 million from Naphtha Israel Petroleum Corp. Ltd., (“Naphtha”) with terms and conditions as below:

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "First Loan Agreement"), Isramco obtained a $18.5 million loan from Naphtha. The outstanding principal amount of the loan accrues interest at per annum rate equal to the London Inter-bank Offered Rate (LIBOR) plus 5.5%, not to exceed 11% per annum. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 26, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Jay Petroleum, LLC, a wholly – owned subsidiary of Isramco, agreed to guarantee the indebtedness. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco's failure to pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco's material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco's failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco's insolvency or liquidation or a bankruptcy event or (v) Isramco's criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan.

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan , in the principal amount of $11.5 million from Naphtha, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal is due and payable in four equal installments, commencing on the fourth anniversary of the date of the loan. Interest is payable annually upon each anniversary date of this Loan. At any time Isramco can make prepayments without premium or penalty. The Second Loan is not secured. The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement.

Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Third Loan Agreement ") Isramco obtained a loan in the principal amount of $12 million from Naphtha, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal is due and payable in four equal annual installments, commencing on the second anniversary of the loan. Accrued interest is payable in equal annual installments. At any time Isramco can make prepayments without premium or penalty. The Third Loan is not secured. The other terms of the Third Loan Agreement are identical to the terms of the Loan Agreement.

Effective February 1, 2009, each of the loans from IOC and Naphtha to the Company were amended and restated to extend the payment deadlines arising and after February, 2009, by two years.

Mr. Jackob Maimon, Isramco's President at the time and a director is a director of Naphtha and Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of Naphtha.

Debt Maturities

Aggregate maturities required on long-term debt at December 31, 2009 are due in future years as follows (in thousands):

2010	12,000
2011	21,000
2012	30,175
2013	18,100
2014	24,100
Thereafter	18,829
Total	$124,304

Interest expense (income)

The following table summarizes the amounts included in interest expense for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current debt, long-term debt and other - banks corporation	$2,658	$3,369	$1,624
Long-term debt – related parties	6,561	6,486	4,720

	$9,219	$9,855	$6,344

9. Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 and December 31, 2008. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$4,713	$—	$—	$4,713
Commodity derivatives	—	5,579	—	5,579

Total	$4,713	$5,579	$—	$10,292

Liabilities
Commodity derivatives	$—	1,852	$—	$1,852
Interest rate derivatives	—	538	—	538

Total	$—	$2,390	$—	$2,390

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,799	$—	$—	$1,799
Commodity derivatives	—	23,024	—	23,024

Total	$1,799	$23,024	$—	$24,823

Liabilities
Interest rate derivatives	$—	$943	$—	$943

Marketable securities listed above are carried at fair value. The Company is able to value its marketable securities based on quoted fair values for identical instruments, which resulted in the Company reporting its marketable securities as Level 1.

Derivatives listed above include swaps that are carried at fair value. The Company records the net change in the fair value of these positions in “Net loss on derivative contracts” in the Company’s consolidated statements of operations, in case of commodity derivatives, and in “Other comprehensive income (loss)”, in case of  interest rate derivatives. The Company is able to value these assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves.

As of December 31, 2009 and December 31, 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

10.  Income Taxes

Isramco operates through its various subsidiaries in the United States (“U.S.); accordingly, income taxes have been provided based upon the tax laws and federal and state income tax rates in the U.S. as they apply to Isramco’s current ownership structure.

Isramco accounts for income taxes pursuant to Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in Isramco’s financial statements or tax returns. Isramco provides for deferred taxes on temporary differences between the financial statements and tax bases of its assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Isramco adopted Accounting Standards Codification (ASC) 740-10, effective January 1, 2007.  Isramco recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations. There were no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2009.  The Company files federal and state tax returns in jurisdictions in which it has operations and is subject to taxation. Tax years subsequent to 2005 remain open to examination by taxing authorities in accordance with the normal statute of limitations in the jurisdictions in which the Company files.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively, due to the following items:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Expected tax benefit (expense)	$(8,285)	$1,262	$(4,061)
State income taxes, net	4	(164)	244
Foreign income taxes	-	(659)	(1,160)
Change in estimate of income tax basis (1)	(1,637)	-	-
Other	(172)	(62)	(215)
Total tax expense (benefit)	$(10,090)	$377	$(5,192)

(1)	Changes in estimated income tax basis in connection with the preparation of 2006 and 2007 amended federal income tax returns.

Deferred tax assets at December 31, 2009 and 2008 are comprised primarily of net operating loss carry forwards and book impairment from write downs of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization (DD&A) and impairment. Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under United States generally accepted accounting principles and the applicable income tax statutes and regulations in the jurisdictions in which the Company operates. There is a net deferred tax asset and it is management’s opinion that a valuation allowance is needed, as it is not more likely than not based on objective evidence that realization of the deferred tax assets is reasonably assured.

The principal components of Isramco’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2009	2008
Deferred current tax assets:
Unrealized hedging transactions	$242	$-
Accrued interest	4,357	1,542
Deferred current tax assets	$4,599	$1,542

Deferred current tax liabilities:
Unrealized hedging transactions	$(955)	$(3,787)
	$(955)	$(3,787)

Net current deferred tax assets (liabilities)	$3,644	$(2,245)

Deferred noncurrent tax assets:
Unrealized hedging transactions	$595	$-
Book-tax differences in property basis	-	1,905
Net operating loss carry-forwards	10,324	5,639
Other	565	131
Deferred noncurrent tax assets	$11,484	$7,675

Deferred noncurrent tax liabilities:
Unrealized hedging transactions	$(754)	$(3,720)
Book-tax differences in property basis	(1,196)	-
Book-tax differences in marketable securities	(1,232)	(197)
Other	(1,664)	-
Deferred noncurrent tax liabilities	$(4,846)	$(3,917)

Net noncurrent deferred tax assets (liabilities)	$6,638	$3,758

The principal components of Isramco's Income Tax Provision for the years indicated below were as follows (in thousands):

	2009	2008	2007
Current income tax:
Federal	$-	$276	$-
Foreign	-	(659)	741
State	-	114	-
Total current income tax	$-	$(269)	$741

Deferred income tax
Federal	$(10,094)	$884	$(5,933)
Foreign	-	-	-
State	4	(238)	-
Total deferred income tax	$(10,090)	$646	$(5,933)
Provision for income tax	$(10,090)	$377	$(5,192)

At December 31, 2009 the Company has U.S. tax loss carry forwards of approximately $28,829 thousand which will expire in various amounts beginning in 2023 and ending in 2029.  Utilization of such loss carry forwards could be limited to the extent Isramco has an ownership change that triggers the limitation under Section 382 of Internal Revenue Code of 1986, as amended.  The Company is in the process to file Amended Federal Income Tax Returns for 2007 and 2008.

11.  Earnings Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):

	2009	2008	2007
Numerator for Basic and Diluted Earnings per Share -
Net Income (loss)	$(13,579)	$3,229	$(6,411)

Denominator for Basic Earnings per Share -
Weighted Average Shares	2,717,691	2,717,691	2,717,691
Potential Dilutive Common Shares -	-	-	-
Adjusted Weighted Average Shares	2,717,691	2,717,691	2,717,691

Net Income (Loss) Per Share Available to Common Stockholders – Basic and Diluted	$(5.00)	$1.19	$(2.36)

12.  Stock Options

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

No stock options were granted during 2009, 2008 and 2007. Shares of common stock reserved for future issuance under the 1993 plan are 20,050 shares. There are no granted stock options outstanding under the 1993 Plan as of balance sheet date.

13.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the years ended December 31 (in thousands):

	2009	2008	2007
Interest	$6,263	$7,014	$3,284

Income taxes	$-	$80	$174

The consolidated statements of cash flows for the year ended December 31, 2008 exclude the following non-cash transactions:

•	Asset retirement obligation from acquired properties and additional revision to current properties of $12.3 million included in the oil and gas properties

The consolidated statements of cash flows for the year ended December 31, 2007 exclude the following non-cash transactions:

•	Property and equipment of $700 thousand included in accounts payable
•	Sale of assets, liabilities and rights in total amount of $13.6 million against loan from related party

•	Asset retirement obligation from acquired properties of $2.1 million included in the oil and gas properties

14.   Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of trade accounts receivable and oil and gas derivative assets. Isramco's customer base includes several of the major United States oil and gas operating and production companies. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2009. The fair value of oil and gas derivatives contracts will be significantly impacted by the change in oil and gas future prices. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

15.  Commitments and Contingencies

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

16.  Asset retirement obligation

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):

	2009	2008	2007
Liability for asset retirement obligation at the beginning of the year	$15,733	$2,670	$356
Liabilities Incurred	-	8,480	2,050
Liabilities settled and divested	(314)	(17)	-
Accretion	829	847	219
Revisions (*)	-	3,753	45
Liability for asset retirement obligation at the end of the year	$16,248	$15,733	$2,670

(*) In 2008, management revised the asset retirement obligation liabilities to reflect the increase the costs of fulfilling such obligations and the decrease in the estimated life of the wells.

17.  Geographical Segment Information

In 2009 and 2008 all activities of the Company were within the United States.

Isramco's operations for 2007 involved one industry segment - the exploration, development, and production of oil and natural gas. Prior to 2007, Isramco operated in two industry segments - oil and gas activities and leasing its cruise line vessel. Its current oil and gas activities are concentrated in the United States and Israel (on December 31, 2007 the Company sold the majority of the Company’s Israeli based activities and assets, for further information see Note 5 “closure of the Israeli branch”) . Operating outside the United States subjects Isramco to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war, terrorism and other political risks, risks of increased taxes and governmental royalties, renegotiation of contracts with government entities and change in laws and policies governing operations of foreign-based companies.

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

18.  Subsequent Events

The Company has evaluated subsequent events through March 12, 2010 which is the date the consolidated financial statements were issued.

19.  Supplementary Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2009, 2008 and 2007 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

As of December 31	2009	2008
	United States	United States
Unproved properties not being amortized	$-	$-
Proved property being amortized	220,139	219,945
Accumulated depreciation, depletion amortization and impairment	(77,117)	(56,109)
Net capitalized costs	143,022	163,836

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

As of December 31	2009	2008	2007
	United States
Property acquisition costs—proved and unproved properties	$-	$97,502	$86,284
Exploration costs	$-	$-	$269
Development costs	$423	$1,167	$2,691

OIL AND GAS RESERVES

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Cawley, Gillespie & Associates, Inc.    Natural gas liquids are included in natural gas reserves. The oil and natural gas liquids price as of December 31, 2009 is based on the 12-month unweighted average of the first of the month prices of the West Texas Intermediate posted price. Oil and natural gas liquids prices as of December 31, 2008 and 2007 are based on the respective year-end West Texas Intermediate posted price. The oil and natural gas liquids prices were adjusted by lease for quality, transportation fees, and regional price differentials. The gas price as of December 31, 2009 is based on the 12-month unweighted average of the first of the month prices of the Henry Hub spot price. Gas prices as of December 31, 2008 and 2007 are based on the respective year-end Henry Hub spot market price. All prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Oil BBls	Gas Mcf	NGL BBls
December 31, 2006	115,975	1,372,000	2,163,661
			-
Revisions of previous estimates	358,044	1,455,617	838,595
Acquisition of minerals in place	1,625,855	24,075,738	1,425,600
Sales of minerals in place	-	-	-
Production	(96,793)	(1,550,789)	(100,534)
December 31, 2007	2,003,081	25,352,566	2,163,661

Revisions of previous estimates	(2,276,616)	(15,011,339)	(766,418)
Acquisition of minerals in place	3,210,496	17,862,776	-
Sales of minerals in place
Production	(257,967)	(2,507,828)	(145,240)
December 31, 2008	2,678,994	25,696,175	1,252,003

Revisions of previous estimates	616,674	1,378,468	391,115
Acquisition of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Production	(293,601)	(2,622,389)	(155,793)
December 31, 2009	3,002,067	24,452,254	1,487,325

Isramco's proved developed reserves are as follows:

	Developed			Undeveloped
	Oil BBls	Gas Mcf	NGL BBls	Oil BBls	Gas Mcf	NGL BBls
December 31, 2009	3,002,067	24,452,254	1,487,325	-	-	-
December 31, 2008	2,678,994	25,696,175	1,252,003	-	-	-
December 31, 2007	1,808,317	23,338,079	1,873,949	194,764	2,014,487	289,711
December 31, 2006	115,975	1,372,000	-	5,876	618,700	-

Interest in proved reserves of unconsolidated affiliates

	Oil BBls	Gas Mcf
December 31, 2006	--	1,979,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities —Oil and Gas, (ASC 932) procedures and based on oil and natural gas reserve and production volumes estimated by Cawley, Gillespie & Associates, Inc. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of the current value of the Company.

The Company believes that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, for the years ended December 31, 2008 and 2007 the future cash inflows were estimated by applying year-end oil and natural gas prices to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required. At December 31, 2009, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month (12-month unweighted average) cash price quotes, except for volumes subject to fixed price contracts.

	2009	2008	2007
Future cash inflows	$294,721,432	$277,008,941	$450,981,415
Future development costs	(556,810)	(511,810)	(3,502,500)
Future production costs	(147,470,220)	(146,421,245)	(178,384,211)
Future income tax expenses	-	-)	(63,983,746)
Future net cash flows before 10% discount	146,694,402	130,075,886	205,110,958
10%Annual discount for estimated timing of cash flows	(68,284,971)	(56,698,274)	(108,345,218)

Standardized measure discounted future net cash flows	$78,409,431	$73,377,612	$96,765,739

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2009

	2009	2008	2007
Beginning of the year	$73,377,612	$96,765,740	$4,321,000
Sales and transfers of oil and gas produced, net of production costs	(15,116,990)	(31,469,183)	(13,267,315)
Net changes in prices and production costs	4,638,711	(144,454,304)	6,084,956
Net changes in income taxes	-	28,376,801	(8,075,637)
Changes in estimated future development costs, net of current development costs	211,024	(3,546,457)	(3,395,813)
Acquisition of minerals in place	-	124,894,615	95,870,804
Revision of previous estimates	11,948,600	(45,059,969)	23,413,049
Change of discount	6,626,173	23,513,947	794,008
Change in production rate and other	(3,275,699)	24,356,422	(8,979,313)

End of year	$78,409,431	$73,377,612	$96,765,740

Unaudited Quarterly Financial Information
 (In Thousands, Except Per Share Data)

Quarter Ended	March 31	June 30	September 30	December 31
2009
Total Revenues	$7,007	$7,399	$7,810	$9,508
Net Income (loss) before taxes	$2,713	$(12,223)	$(3,236)	$(10,923)
Net Income (loss)	$1,790	$(8,014)	$(2,018)	$(5,337)

Earnings (loss) per Common Share
-Basic and Diluted	$0.66	$(2.95)	$(0.74)	$(1.96)

2008
Total Revenues	$7,730	$18,873	$17,866	$7,728
Net Income (loss) before taxes	$(11,586)	$(47,905)	$51,572	$11,525
Net Income (loss)	$(7,646)	$(32,186)	$34,488	$8,573

Earnings (loss) per Common Share
-Basic and Diluted	$(2.81)	$(11.84)	$12.69	$3.15

2007
Total Revenues	$3,122	$7,215	$5,355	$7,064
Net Income (loss) before taxes	$(2,807)	$1,936	$(970)	$(9,761)
Net Income (loss)	$(1,766)	$1,198	$(647)	$(5,196)

Earnings (loss) per Common Share
-Basic and Diluted	$(0.65)	$0.44	$(0.24)	$(1.91)