Form 10-K/A
period 2009-12-31
ISRAMCO INC
filed 2010-04-30
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of April 30, 2010, there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2009, based on the last sale price of such equity reported on the Nasdaq market, was approximately $141 million.

EXPLANATORY NOTE

Isramco, Inc. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010. The purpose of this Form 10-K/A, Amendment No. 1, is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, their age, positions, the dates of their initial election or appointment as directors, and the expiration of their terms are as follows:

		Served as a
Name	Age	Director Since	Position with the Company
Haim Tsuff	53	1996	Chairman of the Board, Chief Executive Officer and Director

Jackob Maimon	54	1999	President, Director

Max Pridgeon	42	2001	Director

Michele R. Cinnamon Flores	35	2008	Director

Marc E. Kalton	61	2009	Director

All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Information with respect to the business experience and affiliation of our directors is set forth below:

Haim Tsuff has been a director of the Company since January 1996 and the Chairman of the Board of Directors and Chief Executive Officer since May 1996.  Mr. Tsuff is the sole director and owner of United Kingsway Ltd. and Chairman of YHK General Manager Ltd. (which entity effectively controls Equital Ltd., J.O.E.L., Naphtha Petroleum and Naphtha Holdings Ltd.) and may be deemed to control the Company. Mr. Tsuff brings to our Board significant experience in the energy industry and a deep knowledge of our business and our customers.

Jackob Maimon has been President of the Company from November 1999 through May 31, 2008.  Mr. Maimon is the Chairman of the Board of Directors of Naphtha Petroleum, an Israeli entity, which holds indirectly through Naphtha Holdings, Ltd., another Israeli entity, approximately 48.4% of the issued and outstanding stock of the Company.  Mr. Maimon has held the position at Naphtha Petroleum since August 1996. Mr. Maimon also brings to our Board significant experience in the energy industry and a deep knowledge of our business.

Max Pridgeon has been a director of the Company since April 2001.  Since December 2002, Mr. Pridgeon has served as a director and executive officer of Griffin Decorations, a business that he founded.  From March 1995 through December 2002, he served as director of MAXIM Wholesale and Marketing Co., a company that he founded.  Concurrently, from February 1999, Mr. Pridgeon has also served as a manager of sales for Europe and the Middle East for Blenfin XI, Netherlands, a company that engages in the distribution of wooden picture frames.  From April 1996 through January 1999, Mr. Pridgeon served as a property acquisitions consultant to M.A. Realistic Estate, Netherlands, a company engaged in the ownership and management of hotels in the Netherlands.  From September 1989 through March 1995, Mr. Pridgeon served as account manager and then export manager at VERNO Holland, a company engaged in the marketing and distribution of oil paintings. Mr. Pridgeon’s experience in managing and overseeing a diversified business practice equip him with the skill set needed by our Board.

Michelle R. Cinnamon Flores was appointed to the Company's Board of Directors on February 11, 2008.  Since March 2007, been serving as Assistant Vice President of Finance for a private company engaged in property management.  Before that position, from July 2005 to March 2007, she was Controller, Human Resources, for Stevens Hospitality, where she was primarily responsible for cash management and financial statement preparation.  Between October 2003 and July 2005, she was at Emporio Turistico where she served as General Manager.  Ms. Flores replaced Mr. Donald Lovell, who died in February 2008. Ms. Flores’ extensive experience as a certified public accountant was instrumental in her appointment to the audit committee of our Board of Directors, and provides our board with a critical accounting perspective.

Marc E. Kalton was appointed to the Company’s Board of Directors on April 22, 2009.  A former Arthur D. Little executive, Mr. Kalton established the management consultancy firm Edica LLC in October 2001, which in February 2007 merged with Garnett Consulting Ltd. to form Edica-Garnett Partners LLC.  Edica-Garnett Partners (US) is an international consulting firm focusing on globalization strategies, including M&A and venture structuring, innovation and operational restructuring. Mr. Kalton’s background and business experience furnish to our Board access to a greater understanding of financial and investor relations.

Our executive officers, their age, positions, the dates of their initial election or appointment as executive officers, are as follows:

		Capacities in	In Current
Name	Age	Which Served	Position Since
Edy Francis	33	Chief Financial Officer	2007

Yossi Levy	57	President of Subsidiaries	(1)

Edy Francis was appointed Chief Financial Officer on August 2, 2007.  From December 2003 through August 2007, Mr. Francis was affiliated with the Tel Aviv based office of Brightman Almagor & Co., Certified Public Accountants and a member firm of Deloitte Touche Tohmatsu where his areas of practice included auditing publicly traded companies, auditing internal controls and preparing tax assessments.

Yossi Levy is the President of Jay Management, LLC, Jay Petroleum, LLC Isramco Resources, LLC and Isramco Energy, LLC and Field Trucking and Services, LLC, all of which are wholly owned subsidiaries of the Company.  Until December 31, 2007, he was the  Branch Manager of the Company's Branch Office in Israel, a position he has held since August 1996.  We sold our Israeli Branch in December 2007.  Since 1988, Mr. Levy has held the position of General Manager of Naphtha Petroleum, an Israel public company primarily engaged in the oil and gas business in Israel.  Since January 1, 2002, Mr. Levy has been the general manager of J.O.E.L. - Jerusalem Oil Exploration Ltd. (“J.O.E.L”), the parent company of Naphtha.  Since May 30, 2007, he is also the General Manager of Equital.

Audit Comittee

The members of the Audit Committee are Max Pridgeon,  Michelle R. Cinnamon Flores and, as of  March 24, 2009, Marc E. Kalton.  The Board of Directors has determined that each of Messrs. Pridgeon and Kalton  and Ms. Flores met the independence criteria set out in Rule 5605(a)(2) of the Marketplace Rules of the National Association of Securities Dealers ("NASD").  The Board has determined that Ms. Flores is an "audit committee financial expert" as defined by the rules of the SEC.  The Audit Committee met four times in 2009.

The Board has adopted a charter governing the duties and responsibilities of the Audit Committee.  The principal function of the Audit Committee is to assist the Board in its oversight responsibilities relating to the financial accounting, reporting and controls.  The Audit Committee monitors and evaluates periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by senior management and the independent auditors, is directly responsible for the appointment, compensation and oversight of the work of the Company's independent auditors, reviews and evaluates the qualifications, independence and performance of the independent auditors, monitors the Company's compliance with legal and regulatory requirements, monitors the performance of internal audit function and facilitates communication among independent auditors, senior management and the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC").  These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on review of the copies of such forms received by the Company with respect to 2009, the Company believes that all of the filing obligations of officers, directors and 10% stockholders under Section 16 (a) during 2009 have been fulfilled

CODE OF BUSINESS ETHICS AND CONDUCT

The Company has adopted a Code of Business Ethics and Conduct (the "Code of Conduct") that applies to all of its employees.  The code may be obtained free of charge by writing to Ethics Code, c/o Isramco, Inc., 2425 West Loop South, Suite 810, Houston, Texas 77027.

Item 11. Executive Compensation

Summary Compensation

 The following table sets forth information for the fiscal year ended December 31, 2009 and 2008 concerning compensation of (1) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2009 and (2) other most highly compensated executive officers of the Company who were serving as executive officers as of December 31, 2009 and whose total compensation exceed $100,000 (collectively, the "Named Executive Officers"):

				STOCK	ALL OTHER
NAME AND PRINCIPAL		SALARY	BONUS	AWARDS	COMPENSATION	TOTAL
POSITION	YEAR	($)	($)	($)	($)	($)
Haim Tsuff, Chairman of the	2009	$360,000	$--	--	$--	$360,000
Board and Chief Executive	2008	$310,000	$--	--	$--	$310,000
Officer

Yossi Levy, President of the United States based Subsidiaries	2009	$--	$--	--	$(1)	$(1)
	2008	$--	--	--	$--	$--

(1)
Mr. Levy is the General Manager of Equital, a public company listed on the Tel Aviv Exchange and an affiliate of the Company.  The Company and Equital have an arrangement pursuant to which the Company paid to Equital $120,000 during 2008 and 2009 for management services to be provided by Equital to the Company.  On behalf of Equital, Mr. Levy, an employee of Equital, provided these services to Isramco.  Isramco made no direct payment to Mr. Levy in respect of fiscal 2008 or 2009.  Mr. Haim Tsuff, our Chairman and Chief Executive Officer, may be deemed to control Equital.

EMPLOYMENT/CONSULTING AGREEMENTS

On November 17, 2008, Isramco Inc. (the “Company”) and Goodrich Global Ltd. (“Goodrich”), a company owned and controlled by Mr. Haim Tsuff, the Company's Chairman of the Board of Directors and Chief Executive Officer, entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008 (“Restated Agreement”).  The Restated Agreement is intended to replace the consulting agreement entered into in May 1996 between the Company and Goodrich, as subsequently amended, which terminated on May 31, 2008, pursuant to which the Company paid $240,000 per annum in installments of $20,000 per month.  Under the Restated Agreement, as of June 1, 2008, the Company pays  to Goodrich $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered on behalf of the Company.  Goodrich is entitled to receive, with respect to each completed fiscal year beginning with the fiscal year scheduled to end on December 31, 2008, an amount in cash equal to five percent (5%) of the Company’s pre-tax recorded profit, exclusive of unrealized derivative gain or loss (the “Supplemental Payment”).  The Supplemental payment is to be made within ten (10) business days after the  filing with the Securities and Exchange Commission of the Company’s Annual Report on Form 10-K for such fiscal year.  For purposes of the Restated Agreement, “profit” means the pre – tax recorded profit as specified in the Company’s annual report on Form 10-K, but excluding unrealized gain or loss on derivative transactions.  No Supplemental Payments were made in respect of fiscal 2008 or 2009.  The Restated Agreement has an initial term through May 31, 2011; provided , that, the term of the Restated Agreement will be deemed to have been automatically extended for an additional three-year period unless the Company furnishes Goodrich, by March 3, 2011, with written notice of its election to not extend the term of such agreement.  The Restated Agreement contains certain customary confidentiality and non-compete provisions.  If the Restated Agreement is terminated by the Company other than for cause, then Goodrich is entitled to receive the equivalent of payments due through the then remaining term of the agreement.

In November 1999, the Company entered into a consulting agreement with Worldtech Inc., a Mauritius company of which Jackob Maimon, the President of the Company, is a director.  Pursuant to this consulting agreement, the Company paid, through May 31, 2008, the consultant $240,000 per annum in installments of $20,000 per month, in addition to reimbursing the consultant for all reasonable business expenses incurred in connection with the services rendered on behalf of the Company.  The agreement terminated on May 31, 2008 and contained certain customary confidentiality and non-compete provisions.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Except as described under the Employment Agreements, above, there are no payments or other obligations in the event of termination or change-in-control.

DIRECTOR COMPENSATION:

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2009:

	FEES
	EARNED
	OR PAID	OPTION
	IN CASH	AWARDS	TOTAL
NAME (1)	($)	($)(2)	($)
Max Pridgeon	$4,500	--	$4,500
Michelle R. Cinnamon Flores	$4,500	--	$4,500
Marc E. Kalton	$3,750	--	$3,750

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 30, 2010, concerning the ownership of the Common Stock by (a) each of the Company's directors and Named Executive Officers (as defined under "Executive Compensation"); and (b) all current directors, officers and significant employees of the Company as a group.

	Number of Shares Percent of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock (2)
Haim Tsuff, Chairman and CEO	1,571,143	(3) (4) (5) (6) (7)	57.81%

Naphtha Holdings Ltd.	1,315,222	(4)	48.39%

Naphtha Israel Petroleum Corp.	1,315,222	(4)	48.39%

United Kingsway Ltd.	1,315,222	(4)	48.39%

YHK Investment L.P.	1,315,222	(4)	48.39%

J.O.E.L. Jerusalem Oil Exploration Ltd.	1,315,222	(4)	48.39%

Equital Ltd.	1,315,222	(4)	48.39%

Naphtha Exploration LP	38,466	(5)	*

I.O.C. Dead Sea LP.,	65,195	(6)	*

Isramco – Negev 2 Limited Partnership	136,101	(7)	5.01%

Jackob Maimon, President and	16,159		*
Director

Yossi Levy, President of the Company’s U.S. based subsidiaries	-		*

Max Pridgeon, Director	--		*

Michelle R. Cinnamon, Director	--		--

Marc E. Kalton, Director	--		__

All directors and officers as a group (6 persons)	1,571,143	(8)	60.39%

* Less than 1%

(1) Unless otherwise specified, the address of such person is c/o Isramco, Inc., 2425 West Loop South, Suite 810, Houston, Texas 77027.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days of April 30, 2010 are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant.  Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.

(3) Haim Tsuff, the Company’s Chairman and Chief Executive Officer, holds directly 61,679 shares of the Company.  In addition, based on the discussion below in Notes 4, 5, 6 and 7 below he may be deemed to control an additional 1,563,491 shares of Common Stock.

 (4) Naphtha Israel Petroleum Corp. (“Naphtha Petroleum”), an Israeli public company whose shares are traded on the Tel Aviv Exchange, holds all of the outstanding voting shares of Naphtha Holdings Ltd. (“Naphtha Holdings”), a private Israeli company.  Haim Tsuff, the Company’s Chairman and Chief Executive Officer, may be deemed to beneficially own any shares held by Naphtha Holdings within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by virtue of the control that he exercises over Naphtha Petroleum.  The nature Mr. Tsuff’s control over Naphtha Petroleum is described in the succeeding paragraphs.

Mr. Tsuff holds all of the outstanding voting shares of United Kingsway Limited (“United Kingsway”), a BVI private company.  He also serves as the sole director of United Kingsway.  United Kingsway holds 74% of the outstanding membership interests in each of YHK Investment L.P (“YHK LP”), an Israeli limited partnership and YHK General Manager Ltd. (“YHK Manager”), a private Israeli company that serves as the general partner of YHP LP.  Mr. Tsuff’s father serves as a director of YHK Manager.  YHK LP holds 44.5% of the outstanding voting securities of Equital Ltd. (“Equital”), an Israeli public company listed on the Tel Aviv Exchange.

Equital holds 33% of the outstanding voting securities of  J.O.E.L. - Jerusalem Oil Exploration Ltd. (“J.O.E.L.”), a public company Israeli company.

J.O.E.L. holds  65% of the outstanding voting securities Naphtha Petroleum that, as noted above, holds all of the outstanding voting securities of Naphtha Holdings.

The 1,315,222 shares of common stock referred to in the table above are held solely in the name of Naphtha Holdings.  None of United Kingsway, YHP LP, YHK Manager, Equital or JOEL holds, directly, any shares of the Company’s Common Stock.

(5) Haim Tsuff, the Company’s Chairman and Chief Executive Officer, may be deemed to control the shares held directly by Naphtha Exploration LP., an Israeli limited partnership listed on the Tel Aviv Exchange, through control of its general partner, is Naphtha Partnerships Management Ltd..

(6)  Haim Tsuff, the Company’s Chairman and Chief Executive Officer, may be deemed to control the shares held directly by I.O.C. Dead Sea LP., an Israeli limited partnership listed on the Tel Aviv Exchange, through control of its general partner is IOC Partnerships Management Ltd.

(7) Isramco Negev 2 Limited Partnership (“Isramco Negev 2”)  is an  Israeli limited partnership listed on the Tel Aviv ExchangeHaim Tsuff, the Company’s Chairman and Chief Executive Officer, may be deemed to beneficially own any shares held by Isramco Negev 2 within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by virtue of the control that he exercises over the general partner of Isramco Negev 2, Isramco Oil & Gas Ltd., a private Israeli company.

 (8) See Notes 3 through 7 above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 with respect to the Company's equity compensation plan that has been approved by its stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	--	--	20,050
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	20,050

The Company has one plan, the 1993 Stock Option Plan that was approved by stockholders.  There are no other equity compensation plans outstanding.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Payments:

We paid I.O.C. Israel Oil Company ("I.O.C") a  $120,000 consulting fee in respect of fiscal 2008 for Isramco's projects in the U.S. and we paid to Equital a $120,000 in respect of fiscal 2009 in connection with the management services of Mr. Levy. I.O.C is fully owned by Naphtha Petroleum.  Naphtha Petroleum is the sole shareholder of Naphtha Holdings, Ltd., which is the record holder of approximately 48.39% of our outstanding common stock and which may be deemed to be controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco.
Loans:

A.           In connection with the Company’s purchase in March 2008 of certain oil and gas interests, we obtained loans from J.O.E.L., a related party, in the aggregate principal amount of $48.9 million, repayable at the end of 4 months at an interest rate of LIBOR plus 1.25% per annum. On May 25, 2008, we and J.O.E.L. entered into an Amended and Restated Loan Agreement that revised the terms of these loans and, among other things, the maturity date of the loans were extended for an additional period of seven years.  Further, under the Amended and Restated Loan Agreement, interest accrues at a per annum rate of LIBOR plus 6%.  Principal and interest are due and payable in four equal annual installments, commencing on June 30, 2012.   At any time we can make prepayments without premium or penalty.  The loan is unsecured except to the extent of any accounts of the Company held by J.O.E.L. which, during 2009, were not material in amount.  In 2009, we paid $2,261,627 in interest.  Through April 30, 2010 we paid $3,078,787 in interest. As of April 30, 2010, approximately $48.9 million in principal amount remains outstanding.  Haim Tsuff, Isramco’s Chief Executive Officer and Chairman, is a controlling shareholder of J.O.E.L. and Jackob Maimon, Isramco’s president and director is a director of J.O.E.L.

B.           In connection with the Company’s purchase in February 2007 of certain oil and gas interests in New Mexico and Texas, the Company obtained loans in the total principle amount of $42 million from Naphtha Israel Petroleum Corp. and subsidiaries thereof with terms and conditions as below:

i)            Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Loan Agreement"), Isramco obtained an $18.5 million loan from Naphtha Petroleum.  The outstanding principal amount of the loan accrues interest at per annum rate equal to the London Inter-bank Offered Rate (LIBOR) plus 5.5%, not to exceed 11% per annum.  Interest is payable at the end of each loan year.  Principal plus any accrued and unpaid interest is due and payable on February 26, 2014.  Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full.  At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment.  In December 2007, we prepaid approximately $13.9 million in respect of principal and interest for fiscal 2007 and we made additional payments aggregating approximately $6.3 million in respect to principal and interest for fiscal 2008 and $0.00 in fiscal 2009.  As of April 30, 2010, approximately $954,028 in principal amount remains outstanding.  To secure its obligations that may be incurred under the Loan Agreement, Jay Petroleum, LLC, a wholly owned subsidiary of the Company, guaranteed the obligations of the Company and agreed to grant to Naphtha Petroleum a security interest in certain specified properties held by Jay Petroleum, LLC  its wholly owned subsidiary.  Naphtha Petroleum can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco's failure to secure the indebtedness as provided for in the agreement, pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco's material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco's failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco's insolvency or liquidation or a bankruptcy event or(v) Isramco's criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan. Jackob Maimon, Isramco's President at the time and a director is a director of Naphtha Petroleum and Haim Tsuff, Isramco's Chief Executive Officer and Chairman is a controlling shareholder of Naphtha Petroleum. Effective February 1, 2009, the Loan Agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.

ii)           Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Loan Agreement") Isramco obtained a loan from Naphtha Petroleum in the principal amount of $11.5 million, repayable at the end of seven years.  Interest accrues at a per annum rate of LIBOR plus 6%.  At any time Isramco can make prepayments without premium or penalty.  This loan is unsecured.  The other terms of the Second Loan Agreement are identical to the terms of the Loan Agreement.  We paid approximately $1.3 million in respect of interest for fiscal year 2008 and $0.00 for fiscal year 2009.  As of April 30, 2010, approximately $11.5 million in principal amount remains outstanding Effective February 1, 2009, the Second Loan Agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.

iii)           Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Third Loan Agreement ") Isramco obtained a loan from Naphtha Petroleum, in the principal amount of $12 million, repayable at the end of five years.  Interest accrues at a per annum rate of LIBOR plus 6%.  At any time Isramco can make prepayments without premium or penalty.  The Third Loan is not secured.  The other terms of the Third Loan Agreement are identical to the terms of the Loan Agreement.  We paid approximately $1.3 million in respect of interest only for fiscal year 2008 and $0.00 for fiscal year 2009.  As of April 30, 2010, approximately $12 million in principal amount remains outstanding. Effective February 1, 2009, the Third Loan Agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.

iv)           Pursuant to a Loan Agreement dated as of February 26, 2007 Isramco obtained a loan from J.O.E.L in the principal amount of $7 million, which was originally repayable at the end of three months.  Interest accrues at a per annum rate of 5.36%.  On July 2007 the Company and J.O.E.L. reached an agreement to revise the period of the Loan to seven years and the interest rate to LIBOR plus 6%.  We paid approximately $840,000 in respect of interest only for fiscal year 2008 and in fiscal year 2009 we paid $7,701,491 representing the entire outstanding principal balance of the loan and all accrued interest.  Jackob Maimon, Isramco's president at the time of the making of the loan and a current director, is also director of JOEL and,  Haim Tsuff, Isramco's Chief Executive Officer and Chairman, is a controlling shareholder of J.O.E.L.  As of December 31, 2009, this loan was fully paid.

 C.           In July 2009 we entered into a loan transaction with I.O.C. related party,  pursuant to which the Company borrowed $6 million (the “Loan”).  The purpose of the Loan was to provide funds to Isramco Resources, LLC, which in turn paid this amount to Bank of Nova Scotia, as administrative agent, and Capital One, N.A., as a syndication agent, under the Senior Credit Agreement.  This payment reduced the outstanding balance below the borrowing base and avoided the imposition of additional interest under the Senior Credit Agreement.  Amounts outstanding under the Loan with I.O.C. bear interest at LIBOR plus 6.0%.  The Loan matures in five years, with accrued interest payable annually on each anniversary date of the loan.  The Loan may be prepaid at any time without penalty.  This Loan is unsecured.  I.O.C. is fully owned by Naphtha Petroleum.  Naphtha Petroleum is the sole shareholder of Naphtha Holdings, Ltd., which is the record holder of approximately 48.39% of our outstanding common stock and which may be deemed to be controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco.  As of April 30, 2010, approximately $6,000,000 in principal amount remains outstanding.

Review, Approval or Ratification of Transaction with Related Persons

Our entire Board of Directors reviews and approves all related party transactions on an ongoing basis.

Director Independence

The Board of Directors has determined that each of the Company's directors other than Messrs. Haim Tsuff and Jackob Maimon are "independent directors" within the meaning of the Nasdaq rules.

Item 14.  Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Malone & Bailey, PC ("M&B") for the audit of the Company's annual financial statements for fiscal years 2009 and 2008 and fees billed for other services rendered during 2009 and 2008.

	Fiscal 2009	Fiscal 2008
Type of Service/Fee

Audit Fees (1)	$325,000		$315,000

Audit Related Fees (2)	$22,000		--

Tax Fees (3)	$--	$

All Other Fees (4)	--		--

(1) Audit Fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in its Annual Report on Form 10-K and the review of the interim financial statements included in its Quarterly Reports on Form 10-Q, and for the services that are normally provided in connection with regulatory filings or engagements.

(2) Includes fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.  This category includes fees related to consultation regarding generally accepted accounting principles.

(3) Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(4) All Other Fees consist of fees for products and services not included in the above categories.

The Audit Committee reviewed the non-audit services rendered for fiscal 2009 and fiscal 2008 as set forth in the above table and concluded that such services were compatible with maintaining the public accounting firm's independence.  The Audit Committee's policy is to pre-approve all audit services and all non-audit services that Company's independent public accounting firm is permitted to perform for Company under applicable federal securities regulations.  As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent public accounting firm and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee.  Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

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

Date: April 30, 2010

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: April 30, 2010

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	April 30, 2010
Haim Tsuff	Chief Executive Officer

/s/ Jackob Maimon	President, Director	April 30, 2010
Jackob Maimon

/s/ Max Pridgeon	Director	April 30, 2010
Max Pridgeon

/s/ Mark Kalton	Director	April 30, 2010
Mark Kalton

/s/ Michelle R. Cinnamon Flores	Director	April 30, 2010
Michelle R. Cinnamon Flores