Form 10-Q
period 2010-06-30
ISRAMCO INC
filed 2010-08-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

The number of shares outstanding of the registrant’s Common Stock as August 9, 2010 was 2,717,691.

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

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of June 30, 2010	As of December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,924	$2,907
Accounts receivable, net	5,551	7,424
Restricted and designated cash	845	827
Deferred tax assets	2,428	3,644
Derivative asset	5,086	3,421
Prepaid expenses and other	742	656
Total Current Assets	18,576	18,879

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	221,873	220,138
Other	775	672
Total Property and Equipment	222,648	220,810
Accumulated depreciation, depletion and amortization	(84,027)	(77,315)
Net Property and Equipment	138,621	143,495

Marketable securities, at market	4,490	4,713
Debt cost	196	322
Derivative asset	2,995	2,158
Deferred tax assets and other	6,738	6,751
Total assets	$171,616	$176,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,908	$9,798
Short term debt and bank overdraft	1,182	336
Current maturities of long-term debt	16,950	12,000
Derivative liability	223	693
Accrued interest and due to related party	9,017	4,677
Total current liabilities	35,280	27,504

Long-term debt	24,625	32,950
Accrued interest - related party	2,777	4,832
Long-term debt - related party	76,354	79,354

Other Long-term Liabilities:
Asset retirement obligations	16,463	16,248
Derivative liability – non-current	-	1,697
Total other long-term liabilities	16,463	17,945

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Accumulated deficit	(9,039)	(11,362)
Accumulated other comprehensive income	2,099	2,038
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	16,117	13,733
Total liabilities and shareholders’ equity	$171,616	$176,318

See notes to the condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Revenues
Oil and gas sales	$9,403	$7,155	$19,358	$13,738
Office services	107	195	309	377
Other	17	49	25	291
Total revenues	9,527	7,399	19,692	14,406

Operating expenses
Lease operating expense, transportation and taxes	5,054	3,598	9,954	7,263
Depreciation, depletion and amortization	3,542	4,244	6,712	8,751
Accretion expense	204	204	408	414
Loss from plugging and abandonment of wells	342	-	688	-
General and administrative	1,002	835	1,901	1,714
Total operating expenses	10,144	8,881	19,663	18,142
Operating income (loss)	(617)	(1,482)	29	(3,736)

Other expenses (income)
Interest expense, net	1,955	2,356	3,917	4,803
Net loss (gain) on derivative contracts	(4,036)	8,385	(7,409)	971
Total other expenses (income)	(2,081)	10,741	(3,492)	5,774

Loss before income taxes	1,464	(12,223)	3,521	(9,510)
Income tax (expense) benefit	(498)	4,209	(1,198)	3,286

Net Income (loss)	$966	$(8,014)	$2,323	$(6,224)

Earnings (loss) per share – basic and diluted:	$0.36	$(2.95)	$0.85	$(2.29)

Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2010	2009

Cash Flows From Operating Activities:
Net loss	$2,323	$(6,224)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	6,712	8,751
Accretion expense	408	414
Unrealized and realized gain on marketable securities	-	(250)
Changes in deferred taxes	1,198	(3,403)
Net unrealized loss on derivative contracts	(4,355)	9,959
Amortization of debt cost	126	126
Changes in components of working capital and other assets and liabilities
Accounts receivable	1,873	(842)
Prepaid expenses and other current assets	(87)	68
Related party	151	74
Accrued interest - related party	(867)	1,644
Accounts payable and accrued liabilities	(2,022)	368
Net cash provided by operating activities	5,460	10,685

Cash flows from investing activities:
Addition to property and equipment, net	(1,896)	(126)
Restricted cash and deposit, net	(18)	(67)
Proceeds from sale of marketable securities	-	752
Net cash provided by (used in) investing activities	(1,914)	559

Cash flows from financing activities:
Repayment on loans – related parties, net	-	(1,346)
Proceeds from long-term debt	-	-
Repayment of long-term debt	(3,375)	(9,250)
Payments for financing cost	-	-
Borrowings (repayments) of short - term debt, net	846	(865)
Net cash used in financing activities	(2,529)	(11,461)

Net increase (decrease) in cash and cash equivalents	1,017	(217)
Cash and cash equivalents at beginning of period	2,907	3,141
Cash and cash equivalents at end of period	$3,924	$2,924
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the six months ended June 30 (in thousands):

	Six Months Ended June 30
	2010	2009
Interest	$4,648	$3,053

Income taxes	-	52

Note 3 - Derivative Contracts

At June 30, 2010, the Company had a $8.1 million commodity derivative asset, of which $5.1 million was classified as current. For the six months ended June 30, 2010, the Company recorded a net derivative gain of $7.4 million ($4.3 million unrealized gain and a $3.1 million gain from net cash received on settled contracts).

At June 30, 2009, the Company had a $13.1 million derivative asset, which $7.7 million was classified as current. For the six months ended June 30, 2009, the Company recorded a net derivative loss of $1 million ($10 million unrealized loss and a $9 million gain from net cash proceeds on settled contracts).

Natural Gas

At June 30, 2010, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
July 2010 – December 2010	892,824	7.49-8.32	7.88
January 2011 – December 2011	764,820	8.22	8.22
January 2012 – March 2012	174,222	8.65	8.65

Crude Oil

At June 30, 2010, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
July 2010 – December 2010	127,434	63.30-101.70	79.59
January 2011 – December 2011	240,336	79.50-91.05	86.55
January 2012 – December 2012	127,473	80.20-88.20	82.37
January 2013 – December 2013	89,400	85.15	85.15
January 2014 – December 2014	66,000	86.95	86.95

During the second quarter of 2008, the Company decided to mitigate a portion of its interest rate risk with interest rate swaps. These swap instruments reduce the Company’s exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Under these swaps, the Company makes payments to, or receives payments from, the counterparties based upon the differential between a specified fixed price and a price related to the one-month London Interbank Offered Rate (“LIBOR”). These interest rate swaps convert a portion of our variable rate interest applicable to our “Scotia” debt (as defined in Note 8, “Long-term Debt” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The Company has elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.
The Company’s open interest rate swap positions, as described above, are as follows:

National amount (in thousands):	Start Date	Maturity Date	Weighted-Average Interest Rate
11,000	April 2009	February 2011	3.63%
6,000	April 2009	February 2011	2.90%

Note 4 - Long-Term Debt and Interest Expense

Long-Term Debt as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
Libor + 2% Bank Revolving Credit Facility due 2011	12,950	14,950
Libor + 2% Bank Revolving Credit Facility due 2012	28,625	30,000
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	954	954
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	48,900	48,900
	120,929	124,304
Less: Current Portion of Long-Term Debt	(19,950)	(12,000)
Total	100,979	112,304

Senior Secured Revolving Credit Agreements

At June 30, 2010, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

Interest expense

The following table summarizes the amounts included in interest expense for the six month ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30
	2010	2009
Current debt, long-term debt and other - banks corporation	$954	$1,505
Long-term debt – related parties	2,963	3,298
	$3,917	$4,803

Note 5 - Comprehensive Gain Income (Loss)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income (loss)	$966	$(8,014)	$2,323	$(6,224)
Other comprehensive income (loss)
Available-for-sale securities, net of taxes	(535)	675	(147)	998
Change in unrealized gains on hedging instruments, net of taxes	105	93	208	41
Comprehensive income (loss)	$536	$(7,246)	$2,384	$(5,185)

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2010.

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$4,490	$—	$—	$4,490
Commodity derivatives	—	8,081	—	8,081

Total	$4,490	$8,081	$—	$12,571

Liabilities
Interest rate derivatives	—	223	—	223

Total	$—	$223	$—	$223

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$4,713	$—	$—	$4,713
Commodity derivatives	—	5,579	—	5,579

Total	$4,713	$5,579	$—	$10,292

Liabilities
Commodity derivatives	$—	1,852	$—	$1,852
Interest rate derivatives	—	538	—	538

Total	$—	$2,390	$—	$2,390

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

As of June 30, 2010 and December 31, 2009, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, while no assurance to this effect can be provided, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through August 9, 2010, which is the date the consolidated financial statements were issued.

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

Overview

Isramco, Inc. (“”Isramco” or “we”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States. Our oil and gas properties are primarily located in Texas, New Mexico and Oklahoma. We also act as the operator of certain of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves, while lowering lease operating costs.

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

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2010 was cash flow from operating activities. The capital markets, as they relate to us, have been adversely impacted by the current financial crisis and concerns about the economic recession and its effect on commodity prices.  Continued volatility in the capital markets could adversely impact our ability to replace our reserves, and eventually, our production levels.

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

Debt

	As of June 30,	As of December 31,
	2010	2009
Revolving Credit Facility	$24,625	$32,950
Long – term debt – related party	76,354	79,354
Current maturities of long-term debt, short-term debt and bank overdraft	21,132	12,366
Total debt	122,111	124,670

Stockholders’ equity	16,117	13,733

Debt to capital ratio	88.3%	90%

Under the credit facility available, we can borrow up to a maximum of $52,400 thousand, of which approximately $12,950 thousand is currently outstanding. Management currently believes that this availability is sufficient to provide the liquidity required to satisfy our anticipated working capital needs for 2010.

As of June 30, 2010, our total debt was $122,111 thousand, compared to total debt of $124,670 thousand at December 31, 2009. As of June 30, 2010, current debt included $16,950 thousand as current maturities of the Revolving Credit Facilities, of which $4,000 thousand was the result of management’s decision to continue payments to reduce debt below the borrowing base.  As of December 31, 2009, current debt included $12,000 thousand as current maturities, of which $12,000 thousand was the result of management’s decision to continue payments to reduce debt below the borrowing base.

Cash Flow

Our primary sources of cash in the six months ended June 30, 2010 and 2009 were our operating activities. In the 2010 and 2009 period, cash received from operations were mainly offset by repayments made under our revolving credit facilities.

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

	Six months Ended June 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$5,460	$10,685
Cash flows provided by (used in) investing activities	(1,914)	559
Cash flows used in financing activities	(2,529)	(11,461)
Net increase (decrease) in cash	$1,017	$(217)

Operating Activities, During the first six months of 2010, compared to the first six months of 2009, net cash flow provided by operating activities decreased by $5,225 thousand to $5,460 thousand. This decrease was primarily attributable to a reduction in working capital of $2,264 thousand, higher lease operating expenses and expenses related to our well plugging and abandonment obligations. The reduction in net cash proceeds from commodity price hedging activities of $5,994 thousand was offset by increased oil and natural gas revenues of $5,620.The increase in revenues was primarily attributable to higher average oil and gas prices for the six months ended June 30, 2010 of $75.68/bbl and $5.06/mcf, compared to $46.65/bbl and $3.58/mcf for the six months ended June 30, 2009.

Investing Activities, The primary driver of cash used in investing activities in 2010 is capital spending. Net cash flows provided by (used in) investing activities for the six months ended June 30, 2010 and 2009 were $(1,914) thousand and $559 thousand, respectively.

Financing Activities, Net cash flows used in financing activities were $(2,529) thousand and $(11,461) thousand for the six months ended June 30, 2010 and 2009, respectively. Excess cash flow from operations is used to repay borrowings under our Senior Credit Agreements to the extent available. During the first six months of 2010, we repaid borrowings of $3,375. During the first six months of 2009, we repaid borrowings of $9,250.

 Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Selected Data

	Three Months Ended June 30,
	2010	2009
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$9,403	$7,155
Other	124	244
Total revenues and other	9,527	7,399

Cost and expenses	10,144	8,881
Other expense (income)	(2,081)	10,741
Income tax expenses (benefit)	498	(4,209)
Net income (loss)	966	(8,014)
Earnings per common share – basic and diluted	$0.36	$(2.95)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$4,795	$7,373
Sales volumes (MMBOE)	213	223

Average cost per MBOE:
Production (including transportation and taxes)	$23.69	$16.17
General and administrative	$4.7	$3.75
Depletion	$16.60	$19.07

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the second quarter of 2010, our net income was $966 thousand, or $0.36 per share. This compares to net loss of $(8,014) thousand, or $(2.95) per share, for the second quarter of 2009.

The increase in net income was primarily due to the impact of our hedging (derivative) position and higher natural gas, oil and NGLs sales revenues due to higher prices, lower depreciation, depletion and amortization expenses and lower interest expense.  This was partially offset by a decrease in sales volumes of natural gas and natural gas liquids (“NGLs”) caused by the natural decline in production and higher lease operating expenses.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Gas sales	$2,566	$2,113	21%
Oil sales	5,451	4,014	36
Natural gas liquid sales	1,386	1,028	35
Total	$9,403	$7,155	31%

Our sales revenues for the three months ended June 30, 2010 increased by 31% compared to the same period of 2009 due to higher natural gas, oil and condensate and NGLs commodity prices.

Volumes and Average Prices

	Three Months Ended June 30,
	2010	2009	Δ vs. 2009
Natural Gas
Sales volumes Mmcf	591.93	653.75	(9)%
Average Price per Mcf (1)	$4.34	$3.23	34
Total gas sales revenues (thousands)	$2,566	$2,113	21%

Crude Oil
Sales volumes MBbl	73.81	71.08	4%
Average Price per Bbl (1)	$73.85	$56.48	31
Total oil sales revenues (thousands)	$5,451	$4,014	36%

Natural gas liquids
Sales volumes MBbl	40.90	42.46	(4)%
Average Price per Bbl (1)	$33.89	$24.20	40
Total natural gas liquids sales revenues (thousands)	$1,386	$1,028	35%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 9% and natural gas liquids sales volumes by 4% for the three months ended June 30, 2010 compared to the same period of 2009, primarily due to a natural decline in production. The company’s crude oil sales volumes increased by 4%, primarily due to workovers we did in some of our properties.

Our average natural gas price for the three months ended June 30, 2010 increased by 34% or $1.11 per Mcf when compared to the same period of 2009. Our average crude oil price for the three months ended June 30, 2010 increased by 31% or $17.37 per Bbl when compared to the same period of 2009. Our average natural gas liquids price for the three months ended June 30, 2010 increased by 40% or $9.69 per Bbl when compared to the same period of 2009.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended June 30, 2010 compared to the same period of 2009.

In thousands	Natural Gas	Oil	Natural gas liquids
2009 sales revenues	$2,113	$4,014	$1,028
Changes associated with sales volumes	(200)	155	(38)
Changes in prices	653	1,282	396
2010 sales revenues	$2,566	$5,451	$1,386

Operating Expenses

	Three Months Ended June 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Lease operating expense, transportation and taxes	$5,054	$3,598	40%
Depreciation, depletion and amortization	3,542	4,244	(17)
Accretion expense	204	204	-
Loss from plugging and abandonment of wells	342	-	-
General and administrative	1,002	835	20
	$10,144	$8,881	14%

During three months ended June 30, 2010, our operating expenses increased by 14% when compared to the same period of 2009 due to the following factors:

•
Lease operating expense, transportation cost and taxes increased by 40%, or $1,456 thousand, in 2010 when compared to 2009.  This increase was the result of the costs associated with a plan we initiated in January 2010 to workover a number of our wells, along with the incremental costs involved in operating older, more mature fields that require additional repair and maintenance.  Finally, the higher oil and gas sale prices we received increased the taxes paid during 2010.  On a per unit basis, lease operating expenses (including transportation and taxes) increased by $7.52 per MBOE to $23.69 per MBOE in 2010 from $16.17 per MBOE in 2009.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 17%, or $702 thousand, in 2010 when compared to 2009, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, lower oil and gas production, and the impact of a 2009 impairment of $5,751 thousand on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $2.47 per MBOE to $16.60 per MBOE in 2010 from $19.07 per MBOE in 2009

•
General and administrative expenses increased by 20%, or $167 thousand, in 2010 when compared to 2009. This increase was primarily due to increased legal fees and expenses associated with certain legal proceedings.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Interest expense, net	$1,955	$2,356	(17)%
Net loss (gain) on derivative contracts	(4,036)	8,385	(148)
	$(2,081)	$10,741	(119)%

Interest expense.  Isramco’s interest expense decreased by 17%, or $401 thousand, for the second quarter of 2010 compared to the same period of 2009.  This decrease is primarily due to the lower average outstanding balance of the loans which we obtained to fund the Five States Energy Company, LLC acquisition in 2007 and the GFB acquisition in 2008, and to decreases in average LIBOR rates during 2009. The decrease was partially offset by the payments on interest rate swaps.

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

At June 30, 2010, the Company had a $8.1 million commodity derivative asset, of which $5.1 million was classified as current. For the three months ended June 30, 2010, the Company recorded a net derivative gain of $4 million ($2.3 million unrealized gain and a $1.7 million gain from net cash received on settled contracts).

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

	Three Months Ended June 30,
In thousands except percentages	2010	2009
Income from operations before income taxes	$1,464	$(12,223)
Depreciation, depletion and amortization expense	3,542	4,244
Interest expense	1,955	2,356
Unrealized loss (gain) on derivative contract	(2,370)	12,792
Accretion Expenses	204	204
Consolidated Adjusted EBITDAX	$4,795	$7,373

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Selected Data

	June 30,
	2010	2009
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$19,358	$13,738
Other	334	668
Total revenues and other	19,692	14,406

Cost and expenses	19,663	18,142
Other expense (income)	(3,492)	5,774
Income tax expense (benefit)	1,198	(3,286)
Net income (loss)	2,323	(6,224)
Earnings per common share – basic and diluted	$0.85	$(2.29)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$10,203	$14,417
Sales volumes (MMBOE)	412	454

Average cost per MBOE:
Production (including transportation and taxes)	$24.15	$15.98
General and administrative	$4.61	$3.77
Depletion	$16.28	$19.26

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the six months ended June 30, 2010, our net income was $2,323 thousand, or $0.85 per share. This compares to net loss of $(6,224) thousand, or $(2.29) per share, for the same period of 2009.

The increase in net income was primarily due to the impact of derivatives, higher natural gas, oil and NGLs sales revenues due to higher prices, lower depreciation, depletion and amortization expenses and lower interest expense. This was partially offset by a decrease in sales volumes of natural gas, oil and natural gas liquids (“NGLs”) caused by adverse weather conditions in Texas that restricted our ability to access, repair and maintain our wells in the first quarter of 2010, along with the natural decline in production, and higher lease operating expenses.

Revenues, Volumes and Average Prices

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Gas sales	$5,948	$4,776	25%
Oil sales	10,529	6,977	51
Natural gas liquid sales	2,881	1,985	45
Total	$19,358	$13,738	41%

Our sales revenues for the six months ended June 30, 2010 increased by 41% when compared to same period of 2009 due to higher natural gas, oil and condensate and NGLs commodity prices.

Volumes and Average Prices

	Six Months Ended June 30,
	2010	2009	Δ vs. 2009
Natural Gas
Sales volumes Mmcf	1,174.51	1,333.14	(12)%
Average Price per Mcf (1)	$5.06	$3.58	41
Total gas sales revenues (thousands)	$5,948	$4,776	25%

Crude Oil
Sales volumes MBbl	139.13	149.58	(7)%
Average Price per Bbl (1)	$75.68	$46.65	62
Total oil sales revenues (thousands)	$10,529	$6,977	51%

Natural gas liquids
Sales volumes MBbl	77.29	82.63	(6)%
Average Price per Bbl (1)	$37.28	$24.02	55
Total natural gas liquids sales revenues (thousands)	$2,881	$1,985	45%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 12%, crude oil sales volumes by 7% and natural gas liquids sales volumes by 6% for the six months ended June 30, 2010 compared to the same period of 2009.  This decrease was primarily caused by adverse weather conditions in Texas that restricted our ability to access, repair and maintain our wells in the first quarter of 2010, along with the natural decline in production.

Our average natural gas price for the six months ended June 30, 2010 increased by 41%, or $1.48 per Mcf, when compared to the same period of 2009. Our average crude oil price for the six months ended June 30, 2010 increased by 62%, or $29.03 per Bbl, when compared to the same period of 2009. Our average natural gas liquids price for the six months ended June 30, 2010 increased by 55%, or $13.26 per Bbl, when compared to the same period of 2009.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the six months ended June 30, 2010 compared to the same period of 2009.

In thousands	Natural Gas	Oil	Natural gas liquids
2009 sales revenues	$4,776	$6,977	$1,985
Changes associated with sales volumes	(568)	(487)	(128)
Changes in prices	1,740	4,039	1,024
2010 sales revenues	$5,948	$10,529	$2,881

Operating Expenses

	Six Months Ended June 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Lease operating expense, transportation and taxes	$9,954	$7,263	37%
Depreciation, depletion and amortization	6,712	8,751	(23)
Accretion expense	408	414	(1)
Loss from plug and abandonment	688	-	-
General and administrative	1,901	1,714	11
	$19,663	$18,142	8%

During six months ended June 30, 2010, our operating expenses increased by 8% when compared to the same period of 2009 due to the following factors:

•
Lease operating expense, transportation cost and taxes increased by 37%, or $2,691 thousand, in 2010 when compared to 2009.  This increase was the result of the costs associated with a plan we initiated in January 2010 to workover a number of our wells, along with the incremental costs involved in operating older, more mature fields that require additional repair and maintenance.  Finally, the higher oil and gas sale prices we received increased the taxes paid during 2010.  On a per unit basis, lease operating expenses (including transportation and taxes) increased by $8.17 per MBOE to $24.15 per MBOE in 2010 from $15.98 per MBOE in 2009.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 23%, or $2,039 thousand, in 2010 when compared to 2009, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, lower oil and gas production, and the impact of a 2009 impairment of $5,751 thousand on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $2.98 per MBOE to $16.28 per MBOE in 2010 from $19.26 per MBOE in 2009.

•
Accretion expense for asset retirement obligations slightly decreased by 1%, or $6 thousand, in 2010 when compared to 2009. The decrease reflects the impact of the plugging and abandonment of several of our wells.

•
General and administrative expenses increased by 11%, or $187 thousand, in 2010 when compared to 2009. This increase was primarily due to increased legal fees and expenses associated with certain legal proceedings.

Other expenses

	Six Months Ended June 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Interest expense, net	$3,917	$4,803	(18)%
Net loss (gain) on derivative contracts	(7,409)	971	(863)
	$(3,492)	$5,774	(160)%

Interest expense.  Isramco’s interest expense decreased by 18%, or $886 thousand, for the six months ended June 30, 2010 compared to the same period of 2009.  This decrease is primarily due to the lower average outstanding balance of the loans which we obtained to fund the Five States acquisition in 2007 and the GFB acquisition in 2008, and to decreases in average LIBOR rates during 2009. The decrease was partially offset by the payments on interest rate swaps

Net loss on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statement of operations.

At June 30, 2010, the Company had a $8.1 million commodity derivative asset, of which $5.1 million was classified as current. For the six months ended June 30, 2010, the Company recorded a net derivative gain of $7.4 million ($4.3 million unrealized gain and a $3.1 million gain from net cash received on settled contracts).

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

	Six Months Ended June 30,
In thousands except percentages	2010	2009
Income from operations before income taxes	$3,521	$(9,510)
Depreciation, depletion and amortization expense	6,712	8,751
Interest expense	3,917	4,803
Unrealized loss (gain) on derivative contract	(4,355)	9,959
Accretion Expenses	408	414
Consolidated Adjusted EBITDAX	$10,203	$14,417

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

We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At June 30, 2010, we had two open positions that convert a portion of our variable rate interest of our Scotia debt (as defined in Note 8, “Long-term Debt” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1.	Legal Proceedings

A derivative case styled “Cause No. 2010-21777; Yuval Ran v. Haim Tsuff, et al., In the 295th Judicial District Court for Harris County, Texas was filed on April 10, 2010.  The case has not yet been served on any defendant.  However, the case has been consolidated with the pending derivative cases (previously disclosed), which are now styled “Lead Cause No. 2009-34535; In Re Isramco, Inc. Shareholder Derivative Litigation; In the 55th Judicial District Court of Harris County, Texas.  All claims are scheduled for non-binding mediation on October 6, 2010.  The suit claims damages and alleges that various breaches of fiduciary duty, self dealing and other wrongdoing occurred, primarily on the part of Haim Tsuff and Jackob Maimon, in connection with the sale of the Company’s interest in various foreign assets. The Company believes the suit to be without merit and the Company and the other defendants intend to vigorously defend the lawsuit.

Another derivative case was filed on July 7, 2010, styled “Case # 5612; Yuval Lapiner, Derivatively and on behalf of Isramco, Inc. v. Haim Tsuff, Jackob Maimon, Max Pridgeon, Michelle R. Cinnamon Flores, Marc E. Kalton, Frans Sluiter, I.O.C. -- Israel Oil Company, Ltd., Naphtha Israel Petroleum Corporation, Ltd., J.O.E.L. -- Jerusalem Oil Exploration, Ltd., Chesny Estates, Ltd., And Goodrich Global, Ltd.,.  This case was filed in the Delaware Chancery Court in Wilmington, DE. The claims asserted in this case are essentially the same damage claims as asserted in the Yuval Ran case, described above.  On July 27, 2010 the Company filed motions in the Chancery Court to Dismiss or Stay the lawsuit and is awaiting a ruling on such motions to determine whether the Delaware suit will be allowed to go forward. The Company believes the suit to be without merit and the Company and the other defendants intend to vigorously defend the lawsuit.

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

ISRAMCO, INC

Date: AUGUST 9, 2010	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: AUGUST 9, 2010	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)