Form 10-Q
period 2010-09-30
ISRAMCO INC
filed 2010-11-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of November 9, 2010, Isramco, Inc, had outstanding 2,717,691 shares of common stock, par value $0.01 per share.

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

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of September 30, 2010	As of December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$5,251	$2,907
Accounts receivable, net	5,840	7,424
Restricted and designated cash	845	827
Deferred tax assets	2,775	3,644
Derivative asset	4,396	3,421
Prepaid expenses and other	1,098	656
Total Current Assets	20,205	18,879

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	223,026	220,138
Other	822	672
Total Property and Equipment	223,848	220,810
Accumulated depreciation, depletion and amortization	(87,821)	(77,315)
Net Property and Equipment	136,027	143,495

Marketable securities, at market	15,761	4,713
Debt cost	133	322
Derivative asset	1,414	2,158
Deferred tax assets and other	3,757	6,751
Total assets	$177,297	$176,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,589	$9,798
Short term debt and bank overdraft	1,049	336
Current maturities of long-term debt	15,950	12,000
Derivative liability	118	693
Accrued interest and due to related party	9,606	4,677
Total current liabilities	35,312	27,504

Long-term debt	24,125	32,950
Accrued interest - related party	2,666	4,832
Long-term debt - related party	76,354	79,354

Other Long-term Liabilities:
Asset retirement obligations	16,641	16,248
Derivative liability – non-current	1,192	1,697
Total other long-term liabilities	17,833	17,945

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Accumulated deficit	(11,549)	(11,362)
Accumulated other comprehensive income	9,499	2,038
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	21,007	13,733
Total liabilities and shareholders’ equity	$177,297	$176,318

See notes to the condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Revenues
Oil and gas sales	$9,789	$7,670	$29,147	$21,408
Office services	123	122	432	499
Other	16	18	41	309
Total revenues	9,928	7,810	29,620	22,216

Operating expenses
Lease operating expense, transportation and taxes	5,142	3,882	15,096	11,145
Depreciation, depletion and amortization	3,794	4,296	10,506	13,047
Accretion expense	231	205	639	619
Loss from plugging and abandonment of wells	102	-	790	-
General and administrative	855	1,491	2,756	3,205
Total operating expenses	10,124	9,874	29,787	28,016
Operating income	(196)	(2,064)	(167)	(5,800)

Other expenses
Interest expense, net	1,923	2,288	5,840	7,091
Net loss (gain) on derivative contracts	1,683	(1,116)	(5,726)	(145)
Total other expenses	3,606	1,172	114	6,946

Loss before income taxes	(3,802)	(3,236)	(281)	(12,746)
Income tax benefit	1,292	1,218	94	4,504

Net loss	$(2,510)	$(2,018)	$(187)	$(8,242)

Loss per share – basic and diluted:	$(0.92)	$(0.74)	$(0.07)	$(3.03)

Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2010	2009

Cash Flows From Operating Activities:
Net loss	$(187)	$(8,242)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	10,506	13,047
Accretion expense	639	619
Unrealized and realized gain on marketable securities	-	(250)
Changes in deferred taxes	(94)	(4,401)
Net unrealized loss on derivative contracts	(893)	12,207
Amortization of debt cost	189	189
Changes in components of working capital and other assets and liabilities
Accounts receivable	1,584	(243)
Prepaid expenses and other current assets	(442)	(429)
Related party	117	193
Accrued interest - related party	(355)	3,234
Accounts payable and accrued liabilities	(1,420)	470
Net cash provided by operating activities	9,644	16,394

Cash flows from investing activities:
Addition to property and equipment, net	(3,120)	(300)
Restricted cash and deposit, net	(18)	(70)
Purchase of marketable securities	-	(370)
Proceeds from sale of marketable securities	-	752
Net cash provided by (used in) investing activities	(3,138)	12

Cash flows from financing activities:
Repayment on loans – related parties, net	-	2,745
Repayment of long-term debt	(4,875)	(18,050)
Borrowings (repayments) of short - term debt, net	713	(1,118)
Net cash used in financing activities	(4,162)	(16,423)

Net increase (decrease) in cash and cash equivalents	2,344	(17)
Cash and cash equivalents at beginning of period	2,907	3,141
Cash and cash equivalents at end of period	$5,251	$3,124

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30
	2010	2009
Interest	$6,001	$4,026

Income taxes	-	-

Note 3 - Derivative Contracts

At September 30, 2010, the Company had a $5.8 million commodity derivative asset, of which $4.4 million was classified as current, and a $1.2 million non-current derivative liability. For the nine months ended September 30, 2010, the Company recorded a net derivative gain of $5.7 million ($0.9 million unrealized gain and a $4.8 million gain from net cash received on settled contracts).

At September 30, 2009, the Company had a $10.8 million derivative asset, which $6 million was classified as current. For the nine months ended September 30, 2009, the Company recorded a net derivative gain of $0.14 million ($12.21 million unrealized loss and a $12.35 million gain from net cash proceeds on settled contracts).

Natural Gas

At September 30, 2010, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
October 2010 – December 2010	446,412	$7.49-8.32	$7.88
January 2011 – December 2011	764,820	$8.22	$8.22
January 2012 – March 2012	174,222	$8.65	$8.65

Crude Oil

At September 30, 2010, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
October 2010 – December 2010	63,717	$63.30-101.70	$79.59
January 2011 – December 2011	240,336	$79.50-91.05	$86.55
January 2012 – December 2012	127,473	$80.20-88.20	$82.37
January 2013 – December 2013	89,400	$85.15	$85.15
January 2014 – December 2014	66,000	$86.95	$86.95

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
The Company’s open interest rate swap positions as of September 30, 2010, as described above, are as follows:

National amount (in thousands):	Start Date	Maturity Date	Weighted-Average Interest Rate
$6,500	April 2009	February 2011	3.63%
$6,000	April 2009	February 2011	2.90%

Note 4 - Long-Term Debt and Interest Expense

Long-Term Debt as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Libor + 2% Bank Revolving Credit Facility due 2011	$11,950	$14,950
Libor + 2% Bank Revolving Credit Facility due 2012	28,125	30,000
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	954	954
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	48,900	48,900
	119,429	124,304
Less: Current Portion of Long-Term Debt	(18,950)	(12,000)
Total	$100,479	$112,304

Senior Secured Revolving Credit Agreements

At September 30, 2010, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

Interest expense

The following table summarizes the amounts included in interest expense for the nine month ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30
	2010	2009
Current debt, long-term debt and other - banks corporation	$1,365	$2,112
Long-term debt – related parties	4,475	4,979
	$5,840	$7,091

Note 5 - Comprehensive Gain Income (Loss)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net loss	$(2,510)	$(2,018)	$(187)	$(8,242)
Other comprehensive income (loss)
Available-for-sale securities, net of taxes	7,331	405	7,184	1,403
Change in unrealized gains on hedging instruments, net of taxes	69	96	277	137
Comprehensive income (loss)	$4,890	$(1,517)	$7,274	$(6,702)

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2010.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$15,761	$—	$—	$15,761
Commodity derivatives	—	5,810	—	5,810

Total	$15,761	$5,810	$—	$21,571

Liabilities
Commodity derivatives	—	1,192	—	1,192
Interest rate derivatives	—	118	—	118

Total	$—	$1,310	$—	$1,310

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$4,713	$—	$—	$4,713
Commodity derivatives	—	5,579	—	5,579

Total	$4,713	$5,579	$—	$10,292

Liabilities
Commodity derivatives	$—	1,852	$—	$1,852
Interest rate derivatives	—	538	—	538

Total	$—	$2,390	$—	$2,390

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

As of September 30, 2010 and December 31, 2009, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, while no assurance to this effect can be provided, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through November 9, 2010, which is the date the consolidated financial statements were issued.

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

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2010 was cash flow from operating activities. The capital markets, as they relate to us, have been adversely impacted by the current financial crisis and concerns about the economic recession and its effect on commodity prices.  Continued volatility in the capital markets could adversely impact our ability to replace our reserves, and eventually, our production levels.

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

Debt

	As of September 30,	As of December 31,
	2010	2009
Revolving Credit Facility	$24,125	$32,950
Long – term debt – related party	76,354	79,354
Current maturities of long-term debt, short-term debt and bank overdraft	19,999	12,366
Total debt	120,478	124,670

Stockholders’ equity	21,007	13,733

Debt to capital ratio	85.2%	90%

Under the credit facility available, we can borrow up to a maximum of $50,400 thousand, of which approximately $11,950 thousand is currently outstanding. Management currently believes that this availability is sufficient to provide the liquidity required to satisfy our anticipated working capital needs for 2010.

As of September 30, 2010, our total debt was $120,478 thousand, compared to total debt of $124,670 thousand at December 31, 2009. As of September 30, 2010, current debt included $15,950 thousand as current maturities of the Revolving Credit Facilities, of which $4,000 thousand was the result of management’s decision to continue payments to reduce debt below the borrowing base.  As of December 31, 2009, current debt included $12,000 thousand as current maturities, of which $12,000 thousand was the result of management’s decision to continue payments to reduce debt below the borrowing base.

Cash Flow

Our primary sources of cash in the nine months ended September 30, 2010 and 2009 were our operating activities. In the 2010 period, cash received from operations were mainly offset by repayments made under our revolving credit facilities and payments on addition to oil and gas properties. In the 2009 period, cash received from operations were mainly offset by repayments made under our revolving credit facilities.

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

	Nine months Ended September 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$9,644	$16,394
Cash flows provided by (used in) investing activities	(3,138)	12
Cash flows used in financing activities	(4,162)	(16,423)
Net increase (decrease) in cash	$2,344	$(17)

Operating Activities, During the first nine months of 2010, compared to the first nine months of 2009, net cash flow provided by operating activities decreased by $6,750 thousand to $9,644 thousand. This decrease was primarily attributable to a reduction in working capital of $3,741 thousand, higher lease operating expenses and expenses related to our well plugging and abandonment obligations. The reduction in net cash proceeds from commodity price hedging activities of $7,518 thousand was offset by increased oil and natural gas revenues of $7,739.The increase in revenues was primarily attributable to higher average oil and gas prices for the nine months ended September 30, 2010 of $75.69/bbl and $4.92/mcf, compared to $52.08/bbl and $3.38/mcf for the nine months ended September 30, 2009.

Investing Activities, The primary driver of cash used in investing activities in 2010 is capital spending. Net cash flows provided by (used in) investing activities for the nine months ended September 30, 2010 and 2009 were $(3,138) thousand and $12 thousand, respectively.

Financing Activities, Net cash flows used in financing activities were $(4,162) thousand and $(16,423) thousand for the nine months ended September 30, 2010 and 2009, respectively. Excess cash flow from operations is used to repay borrowings under our Senior Credit Agreements to the extent available. During the first nine months of 2010, we repaid borrowings of $4,875. During the first nine months of 2009, we repaid borrowings of $18,050.

 Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Selected Data

	Three Months Ended September 30,
	2010	2009
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$9,789	$7,670
Other	139	140
Total revenues and other	9,928	7,810

Cost and expenses	10,124	9,874
Other expense	3,606	1,172
Income tax benefit	(1,292)	(1,218)
Net loss	(2,510)	(2,018)
Earnings per common share – basic and diluted	$(0.92)	$(0.74)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$5,608	$5,801
Sales volumes (MMBOE)	213	228

Average cost per MBOE:
Production (including transportation and taxes)	$24.16	$17.06
General and administrative	$4.02	$6.55
Depletion	$17.83	$18.88

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the third quarter of 2010, our net loss was $(2,510) thousand, or $(0.92) per share. This compares to net loss of $(2,018) thousand, or $(0.74) per share, for the third quarter of 2009.

The increase in net loss was primarily due to a decrease in sales volumes of natural gas caused by the natural decline in production, higher lease operating expenses and the impact of our hedging (derivative) position. This was partially offset by higher natural gas, oil and natural gas liquids (NGLs) sales revenues due to higher prices and increase in sales volumes of oil and NGLs, lower depreciation, depletion and amortization expenses and lower interest expense.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Gas sales	$2,702	$2,202	23%
Oil sales	5,794	4,516	28
Natural gas liquid sales	1,293	952	36
Total	$9,789	$7,670	28%

Our sales revenues for the three months ended September 30, 2010 increased by 28% compared to the same period of 2009 due to higher natural gas, oil and condensate and NGLs commodity prices and increase in sales volumes of oil and NGLs.

Volumes and Average Prices

	Three Months Ended September 30,
	2010	2009	Δ vs. 2009
Natural Gas
Sales volumes Mmcf	582.43	734.08	(21)%
Average Price per Mcf (1)	$4.64	$3.00	55
Total gas sales revenues (thousands)	$2,702	$2,202	23%

Crude Oil
Sales volumes MBbl	76.53	71.13	8%
Average Price per Bbl (1)	$75.71	$63.50	19
Total oil sales revenues (thousands)	$5,794	$4,517	28%

Natural gas liquids
Sales volumes MBbl	39.20	34.06	15%
Average Price per Bbl (1)	$32.99	$27.94	18
Total natural gas liquids sales revenues (thousands)	$1,293	$952	36%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 21% for the three months ended September 30, 2010 compared to the same period of 2009, primarily due to a natural decline in production. The company’s crude oil sales volumes increased by 8% and natural gas liquids sales volumes by 15% primarily due to workover and recompletion operations we conducted upon some of our properties.

Our average natural gas price for the three months ended September 30, 2010 increased by 55% or $1.64 per Mcf when compared to the same period of 2009. Our average crude oil price for the three months ended September 30, 2010 increased by 19% or $12.21 per Bbl when compared to the same period of 2009. Our average natural gas liquids price for the three months ended September 30, 2010 increased by 18% or $5.05 per Bbl when compared to the same period of 2009.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended September 30, 2010 compared to the same period of 2009.

In thousands	Natural Gas	Oil	Natural gas liquids
2009 sales revenues	$2,202	$4,516	$952
Changes associated with sales volumes	(455)	343	144
Changes in prices	955	935	197
2010 sales revenues	$2,702	$5,794	$1,293

Operating Expenses

	Three Months Ended September 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Lease operating expense, transportation and taxes	$5,142	$3,882	32%
Depreciation, depletion and amortization	3,794	4,296	(12)
Accretion expense	231	205	13
Loss from plugging and abandonment of wells	102	-	-
General and administrative	855	1,491	(43)
	$10,124	$9,874	3%

During three months ended September 30, 2010, our operating expenses increased by 3% when compared to the same period of 2009 due to the following factors:

•
Lease operating expense, transportation cost and taxes increased by 32%, or $1,260 thousand, in 2010 when compared to 2009. This increase was the result of the costs associated with a plan we initiated in January 2010 to workover a number of our wells, along with the incremental costs involved in operating older, more mature fields that require additional repair and maintenance, as well as the increasing costs of environmental remediation expenditures. Finally, the higher oil and gas sale prices we received increased the taxes paid during 2010.  On a per unit basis, lease operating expenses (including transportation and taxes) increased by $7.10 per MBOE to $24.16 per MBOE in 2010 from $17.06 per MBOE in 2009.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 12%, or $502 thousand, in 2010 when compared to 2009, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, lower oil and gas production, and the impact of a 2009 impairment of $5,751 thousand on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $1.05 per MBOE to $17.83 per MBOE in 2010 from $18.88 per MBOE in 2009

•
General and administrative expenses decreased by 43%, or $636 thousand, in 2010 when compared to 2009. This decrease was primarily the result of the one-time payment made in 2009 to settle certain litigation with EOG Resources, LLC.

Other expenses

	Three Months Ended September 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Interest expense, net	$1,923	$2,288	(16)%
Net loss (gain) on derivative contracts	1,683	(1,116)	251
	$3,606	$1,172	208%

Interest expense.  Isramco’s interest expense decreased by 16%, or $365 thousand, for the third quarter of 2010 compared to the same period of 2009.  This decrease is primarily due to the lower average outstanding balance of the loans which we obtained to fund the Five States acquisition in 2007 and the GFB acquisition in 2008, and to decreases in average LIBOR rates during 2009 and decrease of the payments on interest rate swaps.

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

At September 30, 2010, the Company had a $5.8 million commodity derivative asset, of which $4.4 million was classified as current, and a $1.2 million non-current derivative liability. For the nine months ended September 30, 2010, the Company recorded a net derivative loss of $1.7 million ($3.4 million unrealized loss and a $1.7 million gain from net cash received on settled contracts).

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

	Three Months Ended September 30,
In thousands except percentages	2010	2009
Loss from operations before income taxes	$(3,802)	$(3,236)
Depreciation, depletion and amortization expense	3,794	4,296
Interest expense	1,923	2,288
Unrealized loss on derivative contract	3,462	2,248
Accretion Expenses	231	205
Consolidated Adjusted EBITDAX	$5,608	$5,801

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Selected Data

	September 30,
	2010	2009
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$29,147	$21,408
Other	473	808
Total revenues and other	29,620	22,216

Cost and expenses	29,787	28,016
Other expense	114	6,946
Income tax benefit	(94)	(4,504)
Net loss	(187)	(8,242)
Earnings per common share – basic and diluted	$(0.07)	$(3.03)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$15,811	$20,218
Sales volumes (MMBOE)	625	682

Average cost per MBOE:
Production (including transportation and taxes)	$24.15	$16.34
General and administrative	$4.41	$4.70
Depletion	$16.81	$19.13

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the nine months ended September 30, 2010, our net income was $(187) thousand, or $(0.07) per share. This compares to net loss of $(8,242) thousand, or $(3.03) per share, for the same period of 2009.

The decrease in net loss was primarily due to the impact of derivatives, higher natural gas, oil and NGLs sales revenues due to higher prices, lower depreciation, depletion and amortization expenses and lower interest expense. This was partially offset by a decrease in sales volumes of natural gas, oil and natural gas liquids (“NGLs”) caused by adverse weather conditions in Texas that restricted our ability to access, repair and maintain our wells in the first quarter of 2010, along with the natural decline in production, and higher lease operating expenses.

Revenues, Volumes and Average Prices

Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Gas sales	$8,650	$6,979	24%
Oil sales	16,323	11,493	42
Natural gas liquid sales	4,174	2,936	42
Total	$29,147	$21,408	36%

Our sales revenues for the nine months ended September 30, 2010 increased by 36% when compared to same period of 2009 due to higher natural gas, oil and condensate and NGLs commodity prices.

Volumes and Average Prices

	Nine Months Ended September 30,
	2010	2009	Δ vs. 2009
Natural Gas
Sales volumes Mmcf	1,756.94	2,067.22	(15)%
Average Price per Mcf (1)	$4.92	$3.38	46
Total gas sales revenues (thousands)	$8,650	$6,979	24%

Crude Oil
Sales volumes MBbl	215.66	220.71	(2)%
Average Price per Bbl (1)	$75.69	$52.08	45
Total oil sales revenues (thousands)	$16,323	$11,494	42%

Natural gas liquids
Sales volumes MBbl	116.49	116.69	(0.2)%
Average Price per Bbl (1)	$35.83	$25.16	42
Total natural gas liquids sales revenues (thousands)	$4,174	$2,936	42%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 15%, crude oil sales volumes by 2% and natural gas liquids sales volumes by 0.2% for the nine months ended September 30, 2010 compared to the same period of 2009.  This decrease was primarily caused by adverse weather conditions in Texas that restricted our ability to access, repair and maintain our wells in the first quarter of 2010, along with the natural decline in production.

Our average natural gas price for the nine months ended September 30, 2010 increased by 46%, or $1.55 per Mcf, when compared to the same period of 2009. Our average crude oil price for the nine months ended September 30, 2010 increased by 45%, or $23.61 per Bbl, when compared to the same period of 2009. Our average natural gas liquids price for the nine months ended September 30, 2010 increased by 42%, or $10.67 per Bbl, when compared to the same period of 2009.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the nine months ended September 30, 2010 compared to the same period of 2009.

In thousands	Natural Gas	Oil	Natural gas liquids
2009 sales revenues	$6,979	$11,493	$2,936
Changes associated with sales volumes	(1,048)	(263)	(5)
Changes in prices	2,719	5,093	1,243
2010 sales revenues	$8,650	$16,323	$4,174

Operating Expenses

	Nine Months Ended September 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Lease operating expense, transportation and taxes	$15,096	$11,145	35%
Depreciation, depletion and amortization	10,506	13,047	(19)
Accretion expense	639	619	3
Loss from plug and abandonment	790	-	-
General and administrative	2,756	3,205	(14)
	$29,787	$28,016	6%

During nine months ended September 30, 2010, our operating expenses increased by 6% when compared to the same period of 2009 due to the following factors:

•
Lease operating expense, transportation cost and taxes increased by 35%, or $3,951 thousand, in 2010 when compared to 2009.  This increase was the result of the costs associated with a plan we initiated in January 2010 to workover a number of our wells, along with the incremental costs involved in operating older, more mature fields that require additional repair and maintenance as well as the increasing costs of environmental remediation expenditures.  Finally, the higher oil and gas sale prices we received increased the taxes paid during 2010.  On a per unit basis, lease operating expenses (including transportation and taxes) increased by $7.81 per MBOE to $24.15 per MBOE in 2010 from $16.34 per MBOE in 2009.

•
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 19%, or $2,541 thousand, in 2010 when compared to 2009, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, lower oil and gas production, and the impact of a 2009 impairment of $5,751 thousand on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $2.32 per MBOE to $16.81 per MBOE in 2010 from $19.13 per MBOE in 2009.

•	Accretion expense for asset retirement obligations slightly increased by 3%, or $20 thousand, in 2010 when compared to 2009.

•
General and administrative expenses decreased by 14%, or $449 thousand, in 2010 when compared to 2009. This decrease was primarily the result of the one-time payment made in 2009 to settle certain litigation with EOG Resources, LLC.

Other expenses

	Nine Months Ended September 30,
In thousands except percentages	2010	2009	Δ vs. 2009
Interest expense, net	$5,840	$7,091	(18)%
Net loss (gain) on derivative contracts	(5,726)	(145)	(3,849)
	$114	$6,946	(98)%

Interest expense.  Isramco’s interest expense decreased by 18%, or $1,251 thousand, for the nine months ended September 30, 2010 compared to the same period of 2009.  This decrease is primarily due to the lower average outstanding balance of the loans which we obtained to fund the Five States acquisition in 2007 and the GFB acquisition in 2008, and to decreases in average LIBOR rates during 2009. The decrease was partially offset by the payments on interest rate swaps

Net loss on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statement of operations.

At September 30, 2010, the Company had a $5.8 million commodity derivative asset, of which $4.4 million was classified as current, and a $1.2 million non-current derivative liability. For the nine months ended September 30, 2010, the Company recorded a net derivative gain of $5.7 million ($0.9 million unrealized gain and a $4.8 million gain from net cash received on settled contracts).

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

	Nine Months Ended September 30,
In thousands except percentages	2010	2009
Loss from operations before income taxes	$(281)	$(12,746)
Depreciation, depletion and amortization expense	10,506	13,047
Interest expense	5,840	7,091
Unrealized loss (gain) on derivative contract	(893)	12,207
Accretion Expenses	639	619
Consolidated Adjusted EBITDAX	$15,811	$20,218

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

We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At September 30, 2010, we had two open positions that convert a portion of our variable rate interest of our Scotia debt (as defined in Note 8, “Long-term Debt” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1.	Legal Proceedings

We disclosed information in our quarterly report for the three months ended June 30, 2010 relating to the above-referenced two putative shareholder derivative petitions that were filed by individual shareholders of the Company in the District Court of Harris County, Texas.  These petitions each named certain of our officers and directors as defendants.  Each of these suits claims that the shareholders were damaged as a result of various breaches of fiduciary duty, self dealing and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich,, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon. Subsequent to remand by the federal court to state court, the cases were consolidated in the 55th Judicial District Court of Harris County, Texas, by order dated January 6, 2010. On or about April 6, 2010, a third complaint was filed in the 295th District Court of Harris County, Texas by Yuval Ran, who claimed to be a shareholder, against certain of our officers and directors and several corporate parties controlled by Haim Tsuff.  As with the prior suits, this complaint alleged various breaches of duty, self dealing and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon.  In addition, this suit alleged claims relating to other transactions between the Company and entities controlled by Haim Tsuff, including but not limited to the loan transactions between the Company and related parties, the lease and sale of a cruise ship, and the closure of the Company’s Israel branch office.  The third complaint was transferred to the 55th Judicial District Court of Harris County, Texas, by order signed April 20, 2010, and consolidated with the above-referenced first and second complaints by order signed May 21, 2010.

Jackob Maimon is a former President and a director who resigned from all positions held with us on June 29, 2010.

Subsequently, on or about September 7, 2010, the plaintiffs in the first two actions jointly filed an amended petition, which included some, but not all, of the claims alleged in the third complaint; and on or about October 4, 2010, the Court granted the motion to withdraw as plaintiff filed by the plaintiff in the third complaint   On October 6, 2010, the parties attempted to mediate the case but no settlement was forthcoming.  The Company believes that the claims are without any basis in fact or at law.  The Company and all other defendants who have been served have filed a motion to dismiss the consolidated case and special exceptions, which are pending.

We also disclosed information in our quarterly report for the three months ended June 30, 2010 relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2010 in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2010 and described above. The Company filed motions in the Chancery Court to Dismiss or Stay the lawsuit and, by order dated October 20, 2010, the case was dismissed. The plaintiff has thirty days from the entry of the order of dismissal to file a notice of appeal but has not done so as of the date hereof. As with the cases discussed above, the Company believes the suit to be without merit and the Company and the other defendants intend to vigorously defend the lawsuit in the event it is successfully appealed.

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

ISRAMCO, INC

Date: NOVEMBER 9, 2010	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 9, 2010	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)