Form 10-Q
period 2011-03-31
ISRAMCO INC
filed 2011-05-10
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

The number of shares outstanding of the registrant’s Common Stock as May 10, 2011 was 2,717,691.

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

ITEM 1. Financial Statements
ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)
	As of March 31, 2011	As of December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$862	$5,657
Accounts receivable, net	5,910	6,110
Restricted and designated cash	2,889	889
Deferred tax assets	3,821	3,368
Derivative asset	135	2,156
Prepaid expenses and other	592	715
Total Current Assets	14,209	18,895

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	222,752	222,122
Other	1,110	922
Total Property and Equipment	223,862	223,044
Accumulated depreciation, depletion and amortization	(94,205)	(91,208)
Net Property and Equipment	129,657	131,836

Marketable securities, at market	15,880	16,099
Debt cost	-	70
Derivative asset	-	343
Deferred tax assets and other	6,565	4,635
Total assets	$166,311	$171,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,933	$9,316
Bank overdraft	418	335
Current maturities of long-term debt	27,375	14,350
Derivative liability	405	1,133
Due to related party and accrued interest	24,119	9,371
Total current liabilities	60,250	34,505

Long-term debt	-	22,725

Due to related party and accrued interest	74,954	77,132

Other Long-term Liabilities:
Asset retirement obligations	16,713	16,577
Derivative liability – non-current	283	2,402
Total other long-term liabilities	16,996	18,979

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Accumulated deficit	(18,455)	(14,149)
Accumulated other comprehensive income	9,509	9,629
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	14,111	18,537
Total liabilities and shareholders’ equity	$166,311	$171,878

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues
Oil and gas sales	$10,982	$9,955
Office services	153	202
Other	15	8
Total revenues	11,150	10,165

Operating expenses
Lease operating expense, transportation and taxes	5,128	4,900
Depreciation, depletion and amortization	2,997	3,170
Accretion expense	208	204
Loss from plug and abandonment	113	346
General and administrative	1,125	899
Total operating expenses	9,571	9,519
Operating income	1,579	646

Other expenses (income)
Interest expense, net	2,113	1,962
Net (gain) loss on derivative contracts	6,089	(3,373)
Total other expenses (income)	8,202	(1,411)

Income (loss) before income taxes	(6,623)	2,057
Income tax expense (benefit)	2,317	(700)

Net income (loss)	$(4,306)	$1,357

Earnings (loss) per share – basic:	$(1.58)	$0.50

Earnings (loss) per share – diluted:	$(1.58)	$0.50

Weighted average number of shares outstanding basic:	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities:
Net income (loss)	$(4,306)	$1,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation, depletion, amortization and impairment	2,997	3,170
Accretion expense	208	204
Changes in deferred taxes	(2,318)	700
Net unrealized gain on derivative contracts	(449)	(1,985)
Amortization of debt cost	63	63
Changes in components of working capital and other assets and liabilities
Accounts receivable	200	1,825
Prepaid expenses and other current assets	129	(225)
Due to related party	1,570	(59)
Accounts payable and accrued liabilities	(1,454)	(2,232)
Net cash provided by (used in) operating activities	(3,360)	2,818

Cash flows from investing activities:
Addition to property and equipment, net	(818)	(374)
Restricted cash and deposit, net	(2,000)	-
Net cash (used in) investing activities	(2,818)	(374)

Cash flows from financing activities:
Repayment of long-term debt	(9,700)	(1,950)
Proceeds on loans – related parties, net	11,000	-
Borrowings (repayments) of short - term debt, net	83	576
Net cash provided by (used in) financing activities	1,383	(1,374)

Net increase (decrease) in cash and cash equivalents	(4,795)	1,070
Cash and cash equivalents at beginning of period	5,657	2,907
Cash and cash equivalents at end of period	$862	$3,977

See notes to the unaudited condensed consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of the Securities & Exchange Commission to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the period ended March 31 (in thousands):

	2011	2010
Interest	$522	$2,122

Income taxes	$—	$—

Note 3 - Derivative Contracts

On March 9, 2011, pursuant to an agreement with Wells Fargo, the derivative contracts between Isramco and Wells Fargo were terminated and the Company signed new swap contracts with Macquarie Bank, N.A. for an aggregate volume of 336,780 barrels of crude oil during the 46 month period commencing March 2011. The payment required for the termination of these contracts was approximately $7 million.

At March 31, 2011, the Company had a $0.1 million commodity current derivative asset, and a $0.7 million derivative liability, of which $0.4 million was classified as current. For the three months ended March 31, 2011, the Company recorded a net derivative loss of $6.1 million ($0.4 million unrealized gain and a $6.5 million loss from net cash paid on settled contracts).

At March 31, 2010, the Company had a $6.7 million commodity derivative asset, of which $4.4 million was classified as current, and a $1 million non-current derivative liability. For the three months ended March 31, 2010, the Company recorded a net derivative gain of $3.4 million ($2 million unrealized gain and a $1.4 million gain from net cash received on settled contracts).

Natural Gas

At March 31, 2011, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
April 2011 – December 2011	573,615	8.22	8.22
January 2012 – March 2012	174,222	8.65	8.65

Crude Oil

At March 31, 2011, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
April 2011 – December 2011	180,252	88.55-103.51	94.96
January 2012 – December 2012	127,473	88.20-103.51	99.67
January 2013 – December 2013	89,400	103.51	103.51
January 2014 – December 2014	66,000	103.51	103.51

Note 4 - Long-Term Debt and Interest Expense

Long-Term Debt as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Libor + 2% Bank Revolving Credit Facility due 2011	-	9,450
Libor + 2% Bank Revolving Credit Facility due 2012	27,375	27,625
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	954	954
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	48,900	48,900
10% Related party Debt	11,000	-
	117,729	116,429
Less: Current Portion of Long-Term Debt	(44,375)	(17,350)
Total	73,354	99,079

Senior Secured Revolving Credit Agreements

On March 3, 2011, the Company paid the outstanding principal balance of the Wells Fargo Senior Credit Facility.  By agreement of the parties, the derivative contracts remained in place until March 9, 2011, when these contracts were novated and replaced by new derivative contracts, for the same volumes but at current market prices, with Macquarie Bank, N.A.  In connection with this transaction, the Wells Fargo Senior Credit Facility was transferred to and assumed by Macquarie Bank, N.A.  This facility currently has no outstanding principal or current availability. The credit facility was assigned and transferred to Macquarie Bank, N.A. in anticipation of the finalization of a successor credit facility pursuant to which all of the Company’s debt (including its related party debt) will be consolidated into a single facility at Macquarie Bank, N.A.  In the event the parties are not successful in finalizing this transaction the facility will be terminated and all collateral related thereto will be released.  The Company is also in negotiations for similar credit facilities with several other commercial lenders, to obtain terms most favorable to the Company.  While confident of a positive outcome of our consolidation efforts, the Company is uncertain as to whether it will be successful in obtaining new replacement financing or, if is obtained, the timetable upon which such facility will be closed and other material terms and conditions.

 At March 31, 2011, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

Related Party Debt

On March 3, 2011, the Company entered into a Loan Agreement with I.O.C. Israel Oil Company, Ltd., a related party (“IOC”) pursuant to which it borrowed the sum of $11 million. The loan bears interest at a rate of 10% per annum and is payable in quarterly payments of interest only until March 1, 2012, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts due under the Wells Fargo Senior Credit Facility at maturity, which was March, 2011, and to terminate and re-set the commodity swap hedge arrangement.

Interest expense

The following table summarizes the amounts included in interest expense for the three month ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31
	2011	2010
Current debt, long-term debt and other - banks corporation	$622	$497
Long-term debt – related parties	1,491	1,465
	$2,113	$1,962

Note 5 - Comprehensive Income (loss)

Our comprehensive income for the three month period ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31
	2011	2010
Net income (loss)	$(4,306)	$1,357
Other comprehensive gain (loss)
Available-for-sale securities, net of taxes	(142)	388
Change in unrealized gains on hedging instruments, net of taxes	22	103
Comprehensive income (loss)	$(4,426)	$1,848

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2011.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$15,880	$—	$—	$15,880
Commodity derivatives	—	135	—	135

Total	$15,880	$135	$—	$16,015

Liabilities
Commodity derivatives	$—	$688	$—	$688

Total	$—	$688	$—	$688

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$16,099	$—	$—	$16,099
Commodity derivatives	—	2,499	—	2,499

Total	$16,099	$2,499	$—	$18,598

Liabilities
Commodity derivatives	$—	$3,501	$—	$3,501
Interest rate derivatives	—	34	—	34

Total	$—	$3,535	$—	$3,535

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

As of March 31, 2011 and December 31, 2010, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through May 10, 2011, which is the date the consolidated financial statements were issued.

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

Overview

Isramco, Inc. (“Isramco” or “we”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States. Our properties are primarily located in Texas, New Mexico and Oklahoma. We also act as the operator of certain of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves, while lowering lease operating costs.

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

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2011 was cash flow from operating activities and loans from related party lender (“Related Party Loans”). We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

During the first three months of 2011, the Cash Balance decreased by $4.8 million. Specifically, the Company paid $9.45 million (which represented payment in full of the Wells Fargo Credit Facility), terminated our commodity hedge swap position with Wells Fargo with a payment of $7 million (and set up a new commodity hedge swap agreement with Macquarie Bank at a more favorable strike price), and posted $2 million cash collateral for the renewal of our operator’s bond.

Debt

	As of March 31,	As of December 31,
	2011	2010
Senior Credit Facilities	$-	$22,725
Long – term debt – related party	73,354	76,354
Current maturities of long-term debt, short-term debt and bank overdraft	44,793	17,350
Total debt	118,147	116,429

Stockholders’ equity	14,111	18,537

Debt to capital ratio	89%	86%

Under the credit facility available, we can borrow up to a maximum of $28,000,000. Management currently believes that this availability is sufficient to provide the liquidity required to satisfy our anticipated working capital needs for 2011.

As of March 31, 2011, our total debt was $118,147,000, compared to total debt of $116,429,000 at December 31, 2010. As of March 31, 2011, current debt included $27,375,000 as current maturities of the Revolving Credit Facilities. As of December 31, 2010, the $4,900,000 included as current maturities was due to the decision by management to continue reducing our debt below the borrowing base.

On March 3, 2011, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed the sum of $11 million.  The loan bears interest at a rate of 10% per annum and is payable in quarterly payments of interest only until March 3, 2012, when all accrued interest and principal is due and payable.  The loan may be prepaid at any time without penalty.  The loan is unsecured.  The purpose of the loan was to provide funds to Isramco for the payment of amounts due under the Wells Fargo Senior Credit Facility at maturity, which was March, 2011 and to terminate and re-set the commodity swap hedge arrangement. On March 3, 2011 Isramco paid the outstanding principal balance due under the Wells Fargo Senior Credit Agreement.  Subsequently, on March 9, 2011, pursuant to an agreement with Wells Fargo, the derivative contracts between Isramco and Wells Fargo were terminated at a cost to the Company of approximately $7,000,000.  Concurrently, the Company entered into new derivative contracts for 336,780 barrels of crude oil during the 46 month period commencing March 2011 with Macquarie Bank, N.A. The Company is actively pursuing a consolidation of all outstanding debt with Macquarie Bank and other commercial lenders.

Cash Flow

Our primary source of cash during the three months ended March 31, 2011 was cash flow from operating activities and loans from related party loans. Our primary source of cash during the three months ended March 31, 2010 was our operating activities. In 2011 cash received from operations and from related party was offset by repayments of borrowings under our Senior Credit Agreements and payments made on settled derivatives contracts. In 2010 period, cash received from operations were mainly offset by repayments made under our revolving credit facilities.

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

	Three months Ended March 31,
	2011	2010
	(In thousands)
Cash flows provided by (used by) operating activities	$(3,360)	$2,818
Cash flows used in investing activities	(2,818)	(374)
Cash flows provided by (used in) financing activities	1,383	(1,374)
Net increase (decrease) in cash	$(4,795)	$1,070

Operating Activities, During the first three months of 2011, compared to the first three months of 2010, net cash flow provided by (used in) operating activities decreased by $6,178,000 to $(3,360,000). This decrease was primarily attributable to net cash paid on settled derivatives contracts of $7,007,000, higher lease operating expenses and general and administrative expenses all of which were partially offset by increased oil and natural gas revenues.  The increase in revenues was primarily attributable to higher average oil prices for the quarter ended March 31, 2011 of $93.36/bbl, compared to $77.75/bbl for the quarter ended March 31, 2010.

Investing Activities, Net cash flows used in investing activities for the three months ended March 31, 2011 and 2010 were $(2,818,000) and $(374,00,000), respectively.

Financing Activities, Net cash flows used in (provided by) financing activities were $1,383,000 and $(1,374,000) for the three months ended March 31, 2011 and 2010, respectively.

Results of Operations

Selected Data
	Three Months Ended March 31,
	2011	2010
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$10,982	$9,955
Other	168	210
Total revenues and other	11,150	10,165

Cost and expenses	9,571	9,519
Other expenses (income)	8,202	(1,411)
Income tax benefit (expense)	(2,317)	700
Net Income (loss)	(4,306)	1,357
Earnings (loss) per common share – basic and diluted	$(1.58)	$0.50
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$(1,754)	$5,408
Sales volumes (MBOE)	204	199

Average cost per MBOE:
Production (excluding transportation and taxes)	$18,82	$17.98
General and administrative	$5.52	$4.52
Depletion	$14.70	$15.95

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the first quarter of 2011, our net loss was $(4,306,000) thousand, or $(1.58) per share. This compares to net income of $1,357,000 thousand, or $0.50 per share, for the first quarter of 2010.

This decrease was primarily due to the impact of derivatives and a higher lease operating expenses which were partially offset by higher natural gas, oil and natural gas liquids ("NGLs") sales revenues due to higher oil and NGLs prices and lower depreciation depletion and amortization expenses.

Revenues, Volumes and Average Prices
Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2011	2010	Δ vs. 2010
Gas sales	$2,554	$3,382	(24)%
Oil sales	6,607	5,078	30
Natural gas liquid sales	1,821	1,495	22
Total	$10,982	$9,955	10%

Our sales revenues for the first quarter of 2011 increased by 10% when compared to same period in 2010, due to higher prices received for oil and condensate and NGLs and by an increase in our oil and condensate and NGLs sales volumes.

Volumes and Average Prices

	Three Months Ended March 31,
	2011	2010	Δ vs. 2010
Natural Gas
Sales volumes Mmcf	563.7	582.6	(3)%
Average Price per Mcf (1)	$4.53	$5.81	(22)
Total gas sales revenues (thousands)	$2,554	$3,382	(24)%

Crude Oil
Sales volumes MBbl	70.8	65.3	8%
Average Price per Bbl (1)	$93.36	$77.75	20
Total oil sales revenues (thousands)	$6,607	$5,078	30%

Natural gas liquids
Sales volumes MBbl	39.1	36.4	7%
Average Price per Bbl (1)	$46.56	$41.08	13
Total natural gas liquids sales revenues (thousands)	$1,821	$1,495	22%

(1)	Amounts exclude the impact of cash paid/received on settled contracts, as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 3%, crude oil sales volumes increased by 8% and natural gas liquids sales volumes by 7% for the first quarter of 2011 compared to the same period of 2010.

Our average natural gas price for the first quarter of 2011 decreased by 22%, or $(1.27) per Mcf, when compared to the same period of 2010. Our average crude oil price for the first quarter of 2011 increased by 20%, or $15.61 per Bbl, when compared to the same period of 2010. Our average natural gas liquids price for the first quarter of 2011 increased by 13%, or $5.47 per Bbl, when compared to the same period of 2010.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended March 31, 2011 compared to the same period of 2010.

In thousands	Natural Gas	Oil	Natural gas liquids
2010 sales revenues	$3,382	$5,078	$1,495
Changes associated with sales volumes	(110)	424	112
Changes in prices	(718)	1,105	214
2011 sales revenues	$2,554	$6,607	$1,821

Operating Expenses

	Three Months Ended March 31,
In thousands except percentages	2011	2010	Δ vs. 2010
Lease operating expense, transportation and taxes	$5,128	$4,900	5%
Depreciation, depletion and amortization	2,997	3,170	(5)
Accretion expense	208	204	2
Loss from plug and abandonment	113	346	(67)
General and administrative	1,125	899	25
	$9,571	$9,519	1%

During the first quarter of 2011, our operating expenses increased by 1% when compared to the first quarter of 2010, due to the following factors:

•
Lease operating expense, transportation cost and taxes increased by 5%, or $228,000, in 2011 when compared to 2010.  This increase was the result of the costs associated with a plan we initiated last year to workover a number of our wells, along with the incremental costs involved in operating older, more mature fields that require additional repair and maintenance.  Finally, the higher oil and gas sale prices we received increased the taxes paid during 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $0.84 per MBOE to $18.82 per MBOE in 2011 from $17.98 per MBOE in 2010.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 5%, or $(173,000), in 2011 when compared to 2010, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2010 impairment of $1,751,000 on the depletable base used to calculate DD&A, which were partially offset by increase in production volume that directly impacts the DD&A calculation. On a per unit basis, depletion expense decreased by $(1.24) per MBOE to $14.70 per MBOE in 2011 from $15.95 per MBOE in 2010.

•	Accretion expense for asset retirement obligations slightly increased by 2%, or $4,000, in 2011 when compared to 2010.

•	General and administrative expenses increased by 25%, or $226 thousand, in 2011 when compared to 2010 primarily due to higher professional services expenses.

Other income

	Three Months Ended March 31,
In thousands except percentages	2011	2010	Δ vs. 2010
Interest expense, net	$2,113	$1,962	8%
Net loss (gain) on derivative contracts	6,089	(3,373)	(281)
	$8,202	$(1,411)	(681)

Interest expense.  Isramco’s interest expense increased by 8%, or $151 thousand, for the first quarter of 2011 compared to the same period of 2010.  This increase was primarily due to fees paid to Macquarie Bank, N.A in connection with assignment and transfer of Wells Fargo Senior Credit Facility which were partially offset by the lower average outstanding balance of the loans.

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

At March 31, 2011, the Company had a $0.1 million commodity current derivative asset, and a $0.7 million derivative liability, of which $0.4 million was classified as current. For the three months ended March 31, 2011, the Company recorded a net derivative loss of $6.1 million ($0.4 million unrealized gain and a $6.5 million loss from net cash paid on settled contracts).

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

	Three Months Ended March 31,
In thousands except percentages	2011	2010
Income from operations before income taxes	$(6,623)	$2,057
Depreciation, depletion, amortization and impairment expense	2,997	3,170
Interest expense	2,113	1,962
Unrealized gain on derivative contract	(449)	(1,985)
Accretion Expenses	208	204
Consolidated Adjusted EBITDAX	$(1,754)	$5,408

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors
None

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

None

ITEM 4.	Removed and Reserved

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAMCO, INC

Date: May 10, 2011	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
Date: May 10, 2011	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)