Form 10-Q
period 2011-06-30
ISRAMCO INC
filed 2011-08-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

The number of shares outstanding of the registrant’s Common Stock as August 9, 2011 was 2,717,691.

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

ITEM 1.       Financial Statements
ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of June 30, 2011	As of December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,707	$5,657
Accounts receivable, net	5,726	6,110
Restricted and designated cash	2,889	889
Deferred tax assets	3,144	3,368
Derivative asset	1,664	2,156
Prepaid expenses and other	415	715
Total Current Assets	15,545	18,895

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	223,427	222,122
Other	1,319	922
Total Property and Equipment	224,746	223,044
Accumulated depreciation, depletion and amortization	(97,128)	(91,208)
Net Property and Equipment	127,618	131,836

Marketable securities, at market	20,943	16,099
Debt cost	-	70
Derivative asset	558	343
Deferred tax assets and other	4,769	4,635
Total assets	$169,433	$171,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,788	$9,316
Bank overdraft	502	335
Current maturities of long-term debt	25,875	14,350
Derivative liability	-	1,133
Due to related party and accrued interest	36,023	9,371
Total current liabilities	71,188	34,505

Long-term debt	-	22,725

Due to related party and accrued interest	62,616	77,132

Other Long-term Liabilities:
Asset retirement obligations	16,925	16,577
Derivative liability – non-current	-	2,402
Total other long-term liabilities	16,925	18,979

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Accumulated deficit	(17,154)	(14,149)
Accumulated other comprehensive income	12,801	9,629
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	18,704	18,537
Total liabilities and shareholders’ equity	$169,433	$171,878

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Revenues
Oil and gas sales	$11,571	$9,403	$22,553	$19,358
Office services	152	107	305	309
Other	24	17	39	25
Total revenues	11,747	9,527	22,897	19,692

Operating expenses
Lease operating expense, transportation and taxes	6,610	5,054	11,738	9,954
Depreciation, depletion and amortization	2,923	3,542	5,920	6,712
Accretion expense	210	204	418	408
Loss from plug and abandonment	57	342	170	688
General and administrative	927	1,002	2,012	1,901
Total operating expenses	10,727	10,144	20,258	19,663
Operating income (loss)	1,020	(617)	2,639	29

Other expenses (income)
Interest expense, net	1,950	1,955	4,103	3,917
Net (gain) loss on derivative contracts	(2,931)	(4,036)	3,158	(7,409)
Total other expenses (income)	(981)	(2,081)	7,261	(3,492)

Income (Loss) before income taxes	2,001	1,464	(4,622)	3,521
Income tax (expense) benefit	(700)	(498)	1,617	(1,198)

Net Income (loss)	$1,301	$966	$(3,005)	$2,323

Earnings (loss) per share – basic:	$0.48	$0.36	$(1.11)	$0.85

Earnings (loss) per share – diluted:	$0.48	$0.36	$(1.11)	$0.85

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2011	2010

Cash Flows From Operating Activities:
Net income (loss)	$(3,005)	$2,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	5,920	6,712
Accretion expense	418	408
Changes in deferred taxes	(1,617)	1,198
Net unrealized gain on derivative contracts	(3,224)	(4,355)
Amortization of debt cost	126	126
Changes in components of working capital and other assets and liabilities
Accounts receivable	384	1,873
Prepaid expenses and other current assets	244	(87)
Due to related party	2,089	(716)
Accounts payable and accrued liabilities	(643)	(2,022)
Net cash provided by operating activities	692	5,460

Cash flows from investing activities:
Addition to property and equipment, net	(1,655)	(1,896)
Restricted cash and deposit, net	(2,000)	(18)
Net cash used in investing activities	(3,655)	(1,914)

Cash flows from financing activities:
Repayment on loans – related parties, net	(954)	-
Proceeds on loans – related parties, net	11,000	-
Repayment of long-term debt	(11,200)	(3,375)
Borrowings of short - term debt, net	167	846
Net cash used in financing activities	(987)	(2,529)

Net increase (decrease) in cash and cash equivalents	(3,950)	1,017
Cash and cash equivalents at beginning of period	5,657	2,907
Cash and cash equivalents at end of period	$1,707	$3,924

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the six months ended June 30 (in thousands):

	Six Months Ended June 30
	2011	2010
Interest	$1,918	$4,648

Income taxes	-	-

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

At June 30, 2011, the Company had a $2.2 million commodity derivative asset, of which $1.7 million was classified as current. For the six months ended June 30, 2011, the Company recorded a net derivative loss of $3.2 million ($3.2 million unrealized gain and a $6.4 million loss from net cash paid on settled contracts).

At June 30, 2010, the Company had a $8.1 million derivative asset, which $5.1 million was classified as current. For the six months ended June 30, 2010, the Company recorded a net derivative gain of $7.4 million ($4.3 million unrealized gain and a $3.1 million gain from net cash received on settled contracts).

Natural Gas

At June 30, 2011, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
July 2011 – December 2011	382,410	8.22	8.22
January 2012 – March 2012	174,222	8.65	8.65

Crude Oil

At June 30, 2011, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
July 2011 – December 2011	120,168	88.55-103.51	94.96
January 2012 – December 2012	127,473	88.20-103.51	99.67
January 2013 – December 2013	89,400	103.51	103.51
January 2014 – December 2014	66,000	103.51	103.51

Note 4 - Long-Term Debt and Interest Expense

Long-Term Debt as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Libor + 2% Bank Revolving Credit Facility due 2011	-	9,450
Libor + 2% Bank Revolving Credit Facility due 2012	25,875	27,625
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	-	954
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	48,900	48,900
10% Related party Debt	11,000	-
	115,275	116,429
Less: Current Portion of Long-Term Debt	(55,100)	(17,350)
Total	60,175	99,079

Senior Secured Revolving Credit Agreements

On March 3, 2011, the Company paid the outstanding principal balance of the Wells Fargo Senior Credit Facility.  By agreement of the parties, the derivative contracts remained in place until March 9, 2011, when these contracts were novated and replaced by new derivative contracts, for the same volumes but at current market prices, with Macquarie Bank, N.A.  In connection with this transaction, the Wells Fargo Senior Credit Facility was transferred to and assumed by Macquarie Bank, N.A.  This facility currently has no outstanding principal or current availability. The credit facility was assigned and transferred to Macquarie Bank, N.A. in anticipation of the finalization of a successor credit facility pursuant to which all of the Company’s debt (including its related party debt) will be consolidated into a single facility at Macquarie Bank, N.A.  In the event the parties are not successful in finalizing this transaction the facility will be terminated and all collateral related thereto will be released.  The Company is also in negotiations for similar credit facilities with several other commercial lenders, to obtain terms most favorable to the Company.  While optimistic of a positive outcome of our consolidation efforts, the Company is uncertain as to whether it will be successful in obtaining new replacement financing or, if is obtained, the timetable upon which such facility will be closed and other material terms and conditions.

At June 30, 2011, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

On July 28, 2011 the borrowing base available under the other credit facility with the bank of Nova Scotia (“Scotia”) was redetermined to $20,000,000. The redetermination of the borrowing base resulted in a borrowing base deficiency of $5.875 million under the terms of the credit facility. As a result of a payment made prior to August 9, 2011, the deficiency has been reduced to $3.5 million.  The Company is following an agreed schedule to remedy the borrowing base deficiency during the third quarter of 2011.

Related Party Debt

On March 3, 2011, the Company entered into a Loan Agreement with Israel Oil Company, Ltd. (“IOC”) pursuant to which it borrowed the sum of $11 million. The loan bears interest at a rate of 10% per annum and is payable in quarterly payments of interest only until March 3, 2012, when all accrued interest and principal is due and payable.  The loan may be prepaid at any time without penalty.  The loan is unsecured.  The purpose of the loan was to provide funds to Isramco for the payment of amounts due under the Wells Fargo Senior Credit Facility at maturity which was March, 2011, and to terminate and re-set the commodity swap hedge arrangement.

Interest expense

The following table summarizes the amounts included in interest expense for the six month ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30
	2011	2010
Current debt, long-term debt and other - banks corporation	$887	$954
Long-term debt – related parties	3,216	2,963
	$4,103	$3,917

Note 5 - Comprehensive Gain Income

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income (loss)	$1,301	$966	$(3,005)	$2,323
Other comprehensive income
Available-for-sale securities, net of taxes	3,292	(535)	3,150	(147)
Change in unrealized gains on hedging instruments, net of taxes	-	105	22	208
Comprehensive income	$4,593	$536	$167	$2,384

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2011.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$20,943	$—	$—	$20,943
Commodity derivatives	—	2,222	—	2,222

Total	$20,943	$2,222	$—	$23,165

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$16,099	$—	$—	$16,099
Commodity derivatives	—	2,499	—	2,499

Total	$16,099	$2,499	$—	$18,598

Liabilities
Commodity derivatives	$—	3,501	$—	$3,501
Interest rate derivatives	—	34	—	34

Total	$—	$3,535	$—	$3,535

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

As of June 30, 2011 and December 31, 2010, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

Note 7 - Subsequent Events

The Company, through its wholly-owned subsidiary IsramTec, Inc. (“IsramTec”), was the holder of 730,582 unrestricted shares of Mediamind Technologies, Inc. (“Mediamind”), a publicly-traded company.  On June 24, 2011, the Company, along with all the other shareholders of Mediamind, received a Tender Offer from DG Acquisition Corp. VII (“DG”), in its bid to merge with Mediamind.  IsramTec accepted the terms of the Tender Offer of $22 per unrestricted share of Mediamind, which represents cash of $16,072,804. The merger closed on July 25, 2011.

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

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 31, 2011 was cash flow from operating activities and loans from related party lender (“Related Party Loans”). We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. We expect to fund our future capital requirements through internally generated cash flows and borrowings under our Senior Credit Agreements that remain to be obtained and negotiated. Long-term cash flows are subject to a number of variables, including the level of production and prices and our commodity price hedging activities, as well as various economic conditions that have historically affected the oil and natural gas industry.

Debt

	As of June 30,	As of December 31,
	2011	2010
Senior Credit Facilities	$-	$22,725
Long – term debt – related party	60,175	76,354
Current maturities of long-term debt, short-term debt and bank overdraft	55,602	17,350
Total debt	115,777	116,429

Stockholders’ equity	18,704	18,537

Debt to capital ratio	86%	86%

Under the existing credit facility available with Scotia, we can borrow up to a maximum of $20,000,000. Management currently believes that this availability is sufficient to provide the liquidity required to satisfy our anticipated working capital needs for 2011.

As of June 30, 2011, our total debt was $115,777,000, compared to total debt of $116,429,000 at December 31, 2010. As of June 30, 2011, current debt included $25,875,000 as current maturities of the Revolving Credit Facilities. As of December 31, 2010, the $4,900,000 included as current maturities was due to the decision by management to continue reducing our debt below the borrowing base.

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

Cash Flow

Our primary source of cash during the six months ended June 30, 2011 was cash flow from operating activities and loans from related party loans. Our primary source of cash during the six months ended June 30, 2010 was our operating activities. In 2011 cash received from operations and from related party was offset by repayments of borrowings under our Senior Credit Agreements and payments made on settled derivatives contracts. In 2010 period, cash received from operations were mainly offset by repayments made under our revolving credit facilities.

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

	Six months Ended June 30,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$692	$5,460
Cash flows used in investing activities	(3,655)	(1,914)
Cash flows used in financing activities	(987)	(2,529)
Net increase (decrease) in cash	$(3,950)	$1,017

Operating Activities, During the first six months of 2011, compared to the first six months of 2010, net cash flow provided by operating activities decreased by $4,768,000 to $692,000. This decrease was primarily attributable to net cash paid on settled derivatives contracts of $7,007,000, higher lease operating expenses all of which were partially offset by increased oil and natural gas liquids (“NGLs”) revenues.  The increase in revenues was primarily attributable to higher average oil and NGLs prices for the six months ended June 30, 2011 of $97.01/bbl and 45.41/bbl respectively,  compared to $75.68/bbl and 37.28/bbl for the six month ended June 30, 2010.

Investing Activities, The primary driver of cash used in investing activities in 2011 is capital spending. Net cash flows used in investing activities for the six months ended June 30, 2011 and 2010 were $3,655,000 and $1,914,000 respectively.

Financing Activities, Net cash flows used in financing activities were $987,000 and $2,529,000 for the six months ended June 30, 2011 and 2010, respectively. Excess cash flow from operations and a loan from related party of $11,000,000 were used to repay borrowings under our Senior Credit Agreements to the extent available. During the first six months of 2011, we repaid borrowings of $12,154,000. During the first six months of 2010, we repaid borrowings of $3,375,000.

 Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Selected Data

	Three Months Ended June 30,
	2011	2010
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$11,571	$9,403
Other	176	124
Total revenues and other	11,747	9,527

Cost and expenses	10,727	10,144
Other income	(981)	(2,081)
Income tax benefit	700	498
Net income	1,301	966
Earnings per common share – basic and diluted	$0.48	$0.36
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$4,309	$4,795
Sales volumes (MMBOE)	200	213

Average cost per MBOE:
Production (excluding transportation and taxes)	$26.46	$18.06
General and administrative	$4.63	$4.70
Depletion	$14.60	$16.60

(1) See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the second quarter of 2011, our net income was $1,301,000 or $0.48 per share. This compares to net income of $966,000 or $0.36 per share, for the second quarter of 2010.

This increase was primarily due to the increase of natural gas, oil and natural gas liquids ("NGLs") sales revenues which were partially offset by a higher lease operating.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Gas sales	$3,008	$2,566	17%
Oil sales	6,894	5,451	26
Natural gas liquid sales	1,669	1,386	20
Total	$11,571	$9,403	23%

Our sales revenues for the second quarter of 2011 increased by 23% when compared to same period in 2010, due to higher prices received for oil, gas, and NGLs. That was partially offset by decrease in volume produced.

Volumes and Average Prices

	Three Months Ended June 30,
	2011	2010	Δ vs. 2010
Natural Gas
Sales volumes Mmcf	564.27	591.93	(5)%
Average Price per Mcf (1)	$5.33	$4.34	23
Total gas sales revenues (thousands)	$3,008	$2,566	17%

Crude Oil
Sales volumes MBbl	68.40	73.81	(7)%
Average Price per Bbl (1)	$100.80	$73.85	36
Total oil sales revenues (thousands)	$6,894	$5,451	26%

Natural gas liquids
Sales volumes MBbl	37.71	40.90	(8)%
Average Price per Bbl (1)	$44.25	$33.89	31
Total natural gas liquids sales revenues (thousands)	$1,669	$1,386	20%

(1) Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 5%, crude oil sales volumes decreased by 7% and natural gas liquids sales volumes by 8% for the second quarter of 2011 compared to the same period of 2010.

Our average natural gas price for the second quarter of 2011 increased by 23%, or $0.99 per Mcf, when compared to the same period of 2010. Our average crude oil price for the second quarter of 2011 increased by 36%, or $26.95 per Bbl, when compared to the same period of 2010. Our average natural gas liquids price for the second quarter of 2011 increased by 31%, or $10.36 per Bbl, when compared to the same period of 2010.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended June 30, 2011 compared to the same period of 2010.

In thousands	Natural Gas	Oil	Natural gas liquids
2010 sales revenues	$2,566	$5,451	$1,386
Changes associated with sales volumes	(120)	(400)	(108)
Changes in prices	562	1,843	391
2011 sales revenues	$3,008	$6,894	$1,669

Operating Expenses

	Three Months Ended June 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Lease operating expense, transportation and taxes	$6,610	$5,054	31%
Depreciation, depletion and amortization	2,923	3,542	(17)
Accretion expense	210	204	3
Loss from plugging and abandonment of wells	57	342	(83)
General and administrative	927	1,002	(7)
	$10,727	$10,144	6%

During three months ended June 30, 2011, our operating expenses increased by 6% when compared to the same period of 2010 due to the following factors:

•
Lease operating expense, transportation cost and taxes increased by 31%, or $1,556,000, in 2011 when compared to 2010.  This increase was the result of the costs associated with a plan we initiated last year to workover a number of our wells, along with the incremental costs involved in operating older, more mature fields that require additional repair and maintenance. In addition due to changes in regulatory requirements in Texas we incurred additional expenses regarding previously inactive wells in order to renew production in the future. Finally, the higher oil, gas and NGL sale prices we received increased the taxes paid during 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $8.40 per MBOE to $26.46 per MBOE in 2011 from $18.06 per MBOE in 2010.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 17%, or $(619,000), in 2011 when compared to 2010, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2010 impairment of $1,751,000 on the depletable base used to calculate DD&A, which were partially offset by increase in production volume that directly impacts the DD&A calculation. On a per unit basis, depletion expense decreased by $(2.00) per MBOE to $14.60 per MBOE in 2011 from $16.60 per MBOE in 2010.

•	Accretion expense for asset retirement obligations slightly increased by 3%, or $6,000, in 2011 when compared to 2010.
•	Loss from plugging and abandonment expenses decreased by 83%, or $285,000 in 2011 when compared to 2010 primarily due to work resulting in less complications during plugging operations.

•	General and administrative expenses decreased by 7%, or $75 thousand, in 2011 when compared to 2010.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Interest expense, net	$1,950	$1,955	(0)%
Net gain on derivative contracts	(2,931)	(4,036)	(27)
	$(981)	$(2,081)	(53)%

Interest expense.  There was no change in Isramco’s interest expense due to sustaining of similar average outstanding balance of the loans.

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

At June 30, 2011, the Company had a $2.2 million commodity derivative asset, of which $1.7 million was classified as current. For the three months ended June 30, 2011, the Company recorded a net derivative gain of $2.9 million ($2.8 million unrealized gain and a $0.1 million gain from net cash received on settled contracts).

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

	Three Months Ended June 30,
In thousands	2011	2010
Income from operations before income taxes	$2,001	$1,464
Depreciation, depletion and amortization expense	2,923	3,542
Interest expense	1,950	1,955
Unrealized loss (gain) on derivative contract	(2,775)	(2,370)
Accretion Expenses	210	204
Consolidated Adjusted EBITDAX	$4,309	$4,795

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Selected Data

	June 30,
	2011	2010
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$22,553	$19,358
Other	344	334
Total revenues and other	22,897	19,692

Cost and expenses	20,258	19,663
Other expense (income)	7,261	(3,492)
Income tax expense (benefit)	(1,617)	1,198
Net income (loss)	(3,005)	2,323
Earnings (loss) per common share – basic and diluted	$(1.11)	$0.85
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$2,595	$10,203
Sales volumes (MMBOE)	404	412

Average cost per MBOE:
Production (excluding transportation and taxes)	$22.60	$18.02
General and administrative	$4.98	$4.61
Depletion	$14.65	$16.28

(1) See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Loss, in the six months ended June 30, 2011, our net loss was $(3,005,000), or $1.11 per share. This compares to net income of $2,323,000, or $0.85 per share, for the same period of 2010.

Net Loss for six months ended on June 30, 2011 was primarily due decrease in sales volumes of natural gas, oil and natural gas liquids (“NGLs”) and the impact of derivatives and higher lease operating expenses. This was partially offset by a higher natural gas, oil and NGLs sales revenues due to higher prices, lower depreciation, and depletion and amortization expenses.

Revenues, Volumes and Average Prices
Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Gas sales	$5,563	$5,948	(6)%
Oil sales	13,501	10,529	28
Natural gas liquid sales	3,489	2,881	21
Total	$22,553	$19,358	17%

Our sales revenues for the six months ended June 30, 2011 increased by 17% when compared to same period of 2010 due to higher prices received for oil and condensate and NGLs.

Volumes and Average Prices

	Six Months Ended June 30,
	2011	2010	Δ vs. 2010
Natural Gas
Sales volumes Mmcf	1,128.00	1,174.51	(4)%
Average Price per Mcf (1)	$4.93	$5.06	(3)
Total gas sales revenues (thousands)	$5,563	$5,948	(6)%

Crude Oil
Sales volumes MBbl	139.17	139.13	0%
Average Price per Bbl (1)	$97.01	$75.68	28
Total oil sales revenues (thousands)	$13,501	$10,529	28%

Natural gas liquids
Sales volumes MBbl	76.83	77.29	(1)%
Average Price per Bbl (1)	$45.41	$37.28	22
Total natural gas liquids sales revenues (thousands)	$3,489	$2,881	21%

(1) Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 4%, natural gas liquids sales volumes by 1% and crude oil sales volumes remained at the same level for the six months ended June 30, 2011 compared to the same period of 2010.

Our average natural gas price for the six months ended June 30, 2011 decreased by 3%, or $(0.13) per Mcf, when compared to the same period of 2010. Our average crude oil price for the six months ended June 30, 2011 increased by 28%, or $21.33 per Bbl, when compared to the same period of 2010. Our average natural gas liquids price for the six months ended June 30, 2011 increased by 22%, or $8.13 per Bbl, when compared to the same period of 2010.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the six months ended June 30, 2011 compared to the same period of 2010.

In thousands	Natural Gas	Oil	Natural gas liquids
2010 sales revenues	$5,948	$10,529	$2,881
Changes associated with sales volumes	(236)	3	(17)
Changes in prices	(149)	2,969	625
2011 sales revenues	$5,563	$13,501	$3,489

Operating Expenses

	Six Months Ended June 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Lease operating expense, transportation and taxes	$11,738	$9,954	18%
Depreciation, depletion and amortization	5,920	6,712	(12)
Accretion expense	418	408	2
Loss from plug and abandonment	170	688	(75)
General and administrative	2,012	1,901	6
	$20,258	$19,663	3%

During six months ended June 30, 2011, our operating expenses increased by 3% when compared to the same period of 2010 due to the following factors:

•
Lease operating expense, transportation cost and taxes increased by 18%, or $1,784,000, in 2011 when compared to 2010.  This increase was the result of the costs associated with a plan we initiated last year to workover a number of our wells, along with the incremental costs involved in operating older, more mature fields that require additional repair and maintenance. In addition due to changes in regulatory requirements in Texas we incurred additional expenses regarding previously inactive wells in order to renew production in the future. Finally, the higher oil and NGL sale prices we received increased the taxes paid during 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $4.58 per MBOE to $22.60 per MBOE in 2011 from $18.02 per MBOE in 2010.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 12%, or $(792,000), in 2011 when compared to 2010, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2010 impairment of $1,751,000 on the depletable base used to calculate DD&A, which were partially offset by increase in production volume that directly impacts the DD&A calculation. On a per unit basis, depletion expense decreased by $(1.63) per MBOE to $14.65 per MBOE in 2011 from $16.28 per MBOE in 2010.

•	Accretion expense for asset retirement obligations slightly increased by 2%, or $10,000, in 2011 when compared to 2010.

•	Loss from plugging and abandonment expenses decreased by 75%, or $518 thousand, in 2011 when compared to 2010, primarily due to work resulting in less complications during plugging operations.

•	General and administrative expenses increased by 6%, or $111 thousand, in 2011 when compared to 2010 primarily due to higher professional services expenses.

Other expenses (income)

	Six Months Ended June 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Interest expense, net	$4,103	$3,917	5%
Net loss (gain) on derivative contracts	3,158	(7,409)	(143)
	$7,261	$(3,492)	(308)%

Interest expense.  Isramco’s interest expense increased by 5%, or $186,000, for the six months ended June 30, 2011 compared to the same period of 2010.  This increase was primarily due to fees paid to Macquarie Bank, N.A in connection with assignment and transfer of Wells Fargo Senior Credit Facility which were partially offset by the lower average outstanding balance of the loans.

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

At June 30, 2011, the Company had a $2.2 million commodity derivative asset, of which $1.7 million was classified as current. For the six months ended June 30, 2011, the Company recorded a net derivative loss of $3.2 million ($3.2 million unrealized gain and a $6.4 million loss from net cash paid on settled contracts).

At June 30, 2010, the Company had a $13.1 million derivative asset, which $7.7 million was classified as current. For the six months ended June 30, 2010, the Company recorded a net derivative loss of $1 million ($10 million unrealized loss and a $9 million gain from net cash proceeds on settled contracts).

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

	Six Months Ended June 30,
In thousands	2011	2010
Income (loss) from operations before income taxes	$(4,622)	$3,521
Depreciation, depletion and amortization expense	5,920	6,712
Interest expense	4,103	3,917
Unrealized gain on derivative contract	(3,224)	(4,355)
Accretion Expenses	418	408
Consolidated Adjusted EBITDAX	$2,595	$10,203

The Consolidated Adjusted EBITDAX decreased due to settlement of oil and gas hedging positions in the approximate amount of $7,000,000 which were partially offset by increase in revenues from sales of natural gas, oil and natural gas liquids (“NGLs”) and decrease in depreciation, depletion and amortization expenses.

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

ITEM 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

ITEM 1A.     Risk Factors

None

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.       Default Upon Senior Securities

None

ITEM 4.       Removed and Reserved

None

ITEM 5.       Other Information

None

ITEM 6.       Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAMCO, INC

Date: AUGUST 9, 2011	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: AUGUST 9, 2011	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)