Form 10-Q
period 2011-09-30
ISRAMCO INC
filed 2011-11-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of November 9, 2011, Isramco, Inc, had outstanding 2,717,691 shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of	As of
	September 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$4,788	$5,657
Accounts receivable, net	5,672	6,110
Restricted and designated cash	2,889	889
Deferred tax assets	2,158	3,368
Derivative asset	4,481	2,156
Prepaid expenses and other	4,539	715
Total Current Assets	24,527	18,895

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	224,266	222,122
Other	4,981	922
Total Property and Equipment	229,247	223,044
Accumulated depreciation, depletion and amortization	(100,146)	(91,208)
Net Property and Equipment	129,101	131,836

Marketable securities, at market	3,623	16,099
Debt cost	-	70
Derivative asset	3,673	343
Deferred tax assets and other	3,847	4,635
Total assets	$164,771	$171,878
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,302	$9,316
Bank overdraft	1,843	335
Current maturities of long-term debt	20,000	14,350
Derivative liability	-	1,133
Due to related party and accrued interest	31,818	9,371
Total current liabilities	62,963	34,505

Long-term debt	-	22,725

Due to related party and accrued interest	62,501	77,132

Other Long-term Liabilities:
Asset retirement obligations	17,061	16,577
Derivative liability – non-current	-	2,402
Total other long-term liabilities	17,061	18,979

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Accumulated deficit	(2,460)	(14,149)
Accumulated other comprehensive income	1,649	9,629
Treasury stock, 29,267 shares at cost	(164)	(164)
Total shareholders’ equity	22,246	18,537
Total liabilities and shareholders’ equity	$164,771	$171,878

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Revenues
Oil and gas sales	$11,002	$9,789	$33,555	$29,147
Office services	148	123	453	432
Other	27	16	66	41
Total revenues	11,177	9,928	34,074	29,620

Operating expenses
Lease operating expense, transportation and taxes	5,116	5,142	16,854	15,096
Depreciation, depletion and amortization	3,018	3,794	8,938	10,506
Accretion expense	216	231	634	639
Loss from plug and abandonment	37	102	207	790
General and administrative	907	855	2,919	2,756
Total operating expenses	9,294	10,124	29,552	29,787
Operating income (loss)	1,883	(196)	4,522	(167)

Other expenses (income)
Interest expense, net	1,987	1,923	6,090	5,840
Realized gain on marketable securities	(15,910)	-	(15,910)
Net (gain) loss on derivative contracts	(6,801)	1,683	(3,643)	(5,726)
Total other expenses (income)	(20,724)	3,606	(13,463)	114

Income (loss) before income taxes	22,607	(3,802)	17,985	(281)
Income tax (expense) benefit	(7,913)	1,292	(6,296)	94

Net Income (loss)	$14,694	$(2,510)	$11,689	$(187)

Earnings (loss) per share – basic:	$5.41	$(0.92)	$4.30	$(0.07)

Earnings (loss) per share – diluted:	$5.41	$(0.92)	$4.30	$(0.07)

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2011	2010

Cash Flows From Operating Activities:
Net income (loss)	$11,689	$(187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	8,938	10,506
Accretion expense	634	639
Changes in deferred taxes	6,296	(94)
Net unrealized gain on derivative contracts	(9,156)	(893)
Amortization of debt cost	189	189
Realized gain on marketable securities	(15,910)	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	438	1,584
Prepaid expenses and other current assets	(85)	(442)
Due to related party	2,314	(238)
Accounts payable and accrued liabilities	(715)	(1,420)
Net cash provided by operating activities	4,632	9,644

Cash flows from investing activities:
Addition to property and equipment, net	(5,683)	(3,120)
Restricted cash and deposit, net	(2,000)	(18)
Proceeds from sale of gas properties and equipment	32	-
Proceeds from sale of marketable securities	12,215	-
Net cash provided by (used in) investing activities	4,564	(3,138)

Cash flows from financing activities:
Repayment on loans – related parties, net	(5,498)	-
Proceeds on loans – related parties, net	11,000	-
Repayment of long-term debt	(17,075)	(4,875)
Borrowings of short - term debt, net	1,508	713
Net cash used in financing activities	(10,065)	(4,162)

Net increase (decrease) in cash and cash equivalents	(869)	2,344
Cash and cash equivalents at beginning of period	5,657	2,907
Cash and cash equivalents at end of period	$4,788	$5,251

See notes to the unaudited condensed consolidated financial statements.

Isramco Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. (“We”, “Our”, “Isramco” or the Company) is an independent oil and natural gas company engaged in the exploration, development and production of predominately oil and natural gas properties located onshore in the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Isramco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Consolidation

The condensed consolidated financial statements include the accounts of Isramco and its wholly-owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value-measurement accounting and disclosure requirements, changes fair-value-measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The ASU is required to be adopted on a prospective basis by Isramco beginning January 1, 2012. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements, other than requiring revised disclosures, where appropriate.

In September 2011, the FASB issued an ASU that permits an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for goodwill impairment testing purposes. Thus, determining a reporting unit’s fair value is not required unless, as a result of a qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This ASU is effective for periods beginning after December 15, 2011. Adoption of this ASU will have no impact on the Company’s consolidated financial statements.

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30
	2011	2010
Interest	$3,684	$6,001

Income taxes	-	-

The consolidated statements of cash flows exclude the following non-cash transactions:

▪	Receivable held by trustee in Israel in connection with sale of investment in shares of Media Mind Ltd in the amount of $3,857,000 included in prepaid expenses and other

▪	Oil and gas properties of $492,000 included in accounts payable

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

At September 30, 2011, the Company had an $8.2 million commodity derivative asset, of which $4.5 million was classified as current. For the nine months ended September 30, 2011, the Company recorded a net derivative gain of $3.6 million ($9.2 million unrealized gain and a $5.6 million loss from net cash paid on settled contracts).

At September 30, 2010, the Company had a $5.8 million commodity derivative asset, of which $4.4 million was classified as current, and a $1.2 million non-current derivative liability. For the nine months ended September 30, 2010, the Company recorded a net derivative gain of $5.7 million ($0.9 million unrealized gain and a $4.8 million gain from net cash received on settled contracts).

Natural Gas

At September 30, 2011, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price / Price Range	Weighted Average Price
September 2011 – December 2011	191,205	8.22	8.22
January 2012 – March 2012	174,222	8.65	8.65

Crude Oil

At September 30, 2011, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
September 2011 – December 2011	60,084	88.55-103.51	94.96
January 2012 – December 2012	127,473	88.20-103.51	99.67
January 2013 – December 2013	89,400	103.51	103.51
January 2014 – December 2014	66,000	103.51	103.51

Note 4 - Long-Term Debt and Interest Expense

Long-Term Debt as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Libor + 2% Bank Revolving Credit Facility due 2011	-	9,450
Libor + 2% Bank Revolving Credit Facility due 2012	20,000	27,625
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	-	954
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	48,900	48,900
10% Related party Debt	6,456	-
	104,856	116,429
Less: Current Portion of Long-Term Debt	(44,681)	(17,350)
Total	60,175	99,079

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

In October 2011 the agreement with I.O.C. Israel Oil Company, a related party (“IOC”), pertaining to a loan in the outstanding principal amount of $6,456,000 was renegotiated. The payoff of principal amount was extended by 6 months to September 9, 2012. Interest accrued per annum was determined on LIBOR+5.5% from initial 10%.

At September 30, 2011, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

Interest expense

The following table summarizes the amounts included in interest expense for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30
	2011	2010
Current debt, long-term debt and other - banks corporation	$1,156	$1,365
Long-term debt – related parties	4,934	4,475
	$6,090	$5,840

Note 5 - Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income (loss)	$14,694	$(2,510)	$11,689	$(187)
Other comprehensive income
Available-for-sale securities, net of taxes	(11,152)	7,331	(8,002)	7,184
Change in unrealized gains on hedging instruments, net of taxes	-	69	22	277
Comprehensive income	$3,542	$4,890	$3,709	$7,274

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2011 and December 31, 2010. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2011.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$3,623	$—	$—	$3,623
Commodity derivatives	—	8,154	—	8,154

Total	$3,623	$8,154	$—	$11,777

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$16,099	$—	$—	$16,099
Commodity derivatives	—	2,499	—	2,499

Total	$16,099	$2,499	$—	$18,598

Liabilities
Commodity derivatives	$—	3,501	$—	$3,501
Interest rate derivatives	—	34	—	34

Total	$—	$3,535	$—	$3,535

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

As of September 30, 2011 and December 31, 2010, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

Note 7 – New Subsidiaries

In August 2011 the Company created three new subsidiaries. Which only one of them has started activity and has acquired equipment and will be providing well services primarily in New Mexico and Texas.

Note 8 - Subsequent Events

The Company has evaluated subsequent events through November 9, 2011, which is the date the consolidated financial statements were issued.

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

Overview

Isramco, Inc. (“Isramco” or “we”) is independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States. Our properties are primarily located in Texas, New Mexico and Oklahoma. We also act as the operator of certain of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves, while lowering lease operating costs.

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

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2011 was cash flow from operating activities, loans from related party lender (“Related Party Loans”) and the net proceeds of sale of the MediaMind Shares. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

In August, 2011 the company sold all of its shares of an investment in a company called MediaMind. The net proceeds from sale were used for repayment of long term debt and as a source of general capital liquidity.

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

Debt

	As of September 30,	As of December 31,
	2011	2010
Senior Credit Facilities	$-	$22,725
Long – term debt – related party	60,175	76,354
Short – term debt – related party	6,456	-
Current maturities of long-term debt, short-term debt and bank overdraft	40,068	17,350
Total debt	106,699	116,429

Stockholders’ equity	22,246	18,537

Debt to capital ratio	82.7%	86.3%

Under the existing credit facility available with Bank of Nova Scotia, we can borrow up to a maximum of $20,000,000. Management currently believes that this availability is sufficient to provide the liquidity required to satisfy our anticipated working capital needs for 2011.

As of September 30, 2011, our total debt was $106,699,000, compared to total debt of $116,429,000 at December 31, 2010. As of September 30, 2011, current debt included $20,000,000 as current maturities of the Revolving Credit Facility, $6,456,000 short term loan due to related party and $20,068,000 current maturities on long term loans due to related parties. As of December 31, 2010, the $4,900,000 included as current maturities was due to the decision by management to continue reducing our debt below the borrowing base.

On March 3, 2011, the Company entered into a Loan Agreement with I.O.C. Israel Oil Company, a related party (“pursuant to which it borrowed the sum of $11 million.  The loan bears interest at a rate of 10% per annum and is payable in quarterly payments of interest only until March 3, 2012, when all accrued interest and principal is due and payable.  The loan may be prepaid at any time without penalty.  The loan is unsecured.  The purpose of the loan was to provide funds to Isramco for the payment of amounts due under the Wells Fargo Senior Credit Facility at maturity, which was March, 2011 and to terminate and re-set the commodity swap hedge arrangement. On March 3, 2011 Isramco paid the outstanding principal balance due under the Wells Fargo Senior Credit Agreement.  Subsequently, on March 9, 2011, pursuant to an agreement with Wells Fargo, the derivative contracts between Isramco and Wells Fargo were terminated at a cost to the Company of approximately $7,007,000.  Concurrently, the Company entered into new derivative contracts for 336,780 barrels of crude oil during the 46 month period commencing March 2011 with Macquarie Bank, N.A. During September 2011 Isramco paid $5,096,000 of principal and interest pursuant to Loan agreement with IOC. The Company is actively pursuing a consolidation of all outstanding debt with Macquarie Bank and other commercial lenders.

In October 2011 the agreement with IOC, pertaining to a loan in the outstanding principal amount of $6,456,000 was renegotiated. The payoff of principal amount was extended by 6 month to September 9, 2012. Interest accrued per annum was determined on LIBOR+5.5% from initial 10%.

Cash Flow

Our primary source of cash during the nine months ended September 30, 2011 was cash flow from operating activities, loans from related party and proceeds from sale of investment in MediaMind Ltd Shares. Our primary source of cash during the nine months ended September 30, 2010 was our operating activities. In 2011 cash received from operations and from related party was offset by repayments of borrowings under our Senior Credit Agreements, purchase of equipment and payments made on settled derivatives contracts. In 2010 period, cash received from operations were mainly offset by repayments made under our revolving credit facilities.

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

	Nine months Ended September 30,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$4,632	$9,644
Cash flows provided by (used in) investing activities	4,564	(3,138)
Cash flows used in financing activities	(10,065)	(4,162)
Net increase (decrease) in cash	$(869)	$2,344

Operating Activities, During the first nine months of 2011, compared to the first nine months of 2010, net cash flow provided by operating activities decreased by $5,012,000 to $4,632,000. This decrease was primarily attributable to net cash paid on settled derivatives contracts of $7,007,000, less cash received on proceeds from settlements of derivative contracts than in 2010, higher lease operating expenses all of which were partially offset by increased oil and natural gas liquids (“NGLs”) revenues.  The increase in revenues was primarily attributable to higher average oil and NGLs prices for the nine months ended September 30, 2011 of $94.35/bbl and 47.64/bbl respectively,  compared to $75.69/bbl and 35.83/bbl for the nine month ended September 30, 2010.

Investing Activities, The primary driver of cash provided by investing activities in 2011 was proceeds from sale of marketable securities which was offset by purchase of equipment. Net cash flows provided (used in) in investing activities for the nine months ended September 30, 2011 and 2010 were $4,564,000 and $(3,138,000) respectively.

Financing Activities, Net cash flows used in financing activities were $10,065,000 and $4,162,000 for the nine months ended September 30, 2011 and 2010, respectively. Excess cash flow from proceeds of sale of marketable securities, operations and a loan from related party were primarily used to repay borrowings under our Senior Credit Agreements to the extent available. During the nine months of 2011, we repaid borrowings of $22,573,000. During the nine months of 2010, we repaid borrowings of $4,875,000.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Selected Data

	Three Months Ended September 30,
	2011	2010
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$11,002	$9,789
Other	175	139
Total revenues and other	11,177	9,928

Cost and expenses	9,294	10,124
Other expense (income)	(20,724)	3,606
Income tax expenses (benefit)	7,913	(1,292)
Net income (loss)	14,694	(2,510)
Earnings per common share – basic and diluted	$5.41	$(0.92)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$21,896	$5,608
Sales volumes (MMBOE)	202	213

Average cost per MBOE:
Production (excluding transportation and taxes)	$18.51	$17.87
General and administrative	$4.49	$4.02
Depletion	$14.95	$17.83

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the third quarter of 2011, our net income was $14,694,000 thousand, or $5.41 per share. This compares to net loss of $(2, 510,000) thousand, or $(0.92) per share, for the third quarter of 2010.

This increase was primarily due to sale of investment in marketable securities, increase of oil and natural gas liquids ("NGLs") sales revenues, gains on derivative contracts which were partially offset by increased tax expenses.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Gas sales	$2,707	$2,702	0%
Oil sales	6,411	5,794	11
Natural gas liquid sales	1,884	1,293	46
Total	$11,002	$9,789	12%

Our sales revenues for the three months ended September 30, 2011 increased by 12% compared to the same period of 2010 due to higher natural gas, oil and condensate and NGLs commodity prices which were offset by decrease in sales volumes of natural gas, oil and NGLs.

Volumes and Average Prices

	Three Months Ended September 30,
	2011	2010	Δ vs. 2010
Natural Gas
Sales volumes Mmcf (2)	564.10	582.43	(3)%
Average Price per Mcf (1)	$4.80	$4.64	3
Total gas sales revenues (thousands)	$2,707	$2,702	0%

Crude Oil
Sales volumes MBbl	71.86	76.53	(6)%
Average Price per Bbl (1)	$89.21	$75.71	18
Total oil sales revenues (thousands)	$6,411	$5,794	11%

Natural gas liquids
Sales volumes MBbl (2)	35.98	39.20	(8)%
Average Price per Bbl (1)	$52.37	$32.99	59
Total natural gas liquids sales revenues (thousands)	$1,884	$1,293	46%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

(2)	At the end of 2010, the company sold interests in several oil and gas properties which resulted in lower natural gas, oil and natural gas liquids ("NGLs") volumes in 2011.

The company’s natural gas sales volumes decreased by 3%, crude oil sales volumes by 6% and natural gas liquids sales volumes by 8% for the three months ended September 30, 2011 compared to the same period of 2010.  This decrease was primarily caused by natural decline in production.

Our average natural gas price for the three months ended September 30, 2011 increased by 3% or $0.16 per Mcf when compared to the same period of 2010. Our average crude oil price for the three months ended September 30, 2011 increased by 18% or $13.50 per Bbl when compared to the same period of 2010. Our average natural gas liquids price for the three months ended September 30, 2011 increased by 59% or $19.38 per Bbl when compared to the same period of 2010.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended September 30, 2011 compared to the same period of 2010.

In thousands	Natural Gas	Oil	Natural gas liquids
2010 sales revenues	$2,702	$5,794	$1,293
Changes associated with sales volumes	(85)	(353)	(106)
Changes in prices	90	970	697
2011 sales revenues	$2,707	$6,411	$1,884

Operating Expenses

	Three Months Ended September 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Lease operating expense, transportation and taxes	$5,116	$5,142	(1)%
Depreciation, depletion and amortization	3,018	3,794	(20)
Accretion expense	216	231	(6)
Loss from plugging and abandonment of wells	37	102	(64)
General and administrative	907	855	6
	$9,294	$10,124	(8)%

During three months ended September 30, 2011, our operating expenses decreased by 8% when compared to the same period of 2010 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 1%, or $26,000, in 2011 when compared to 2010. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $0.64 per MBOE to $18.51 per MBOE in 2011 from $17.87 per MBOE in 2010.

•
Depreciation, Depletion & Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 20%, or $776,000, in 2011 when compared to 2010, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, lower oil and gas production, and the impact of a 2010 impairment of $5,751,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $2.88 per MBOE to $14.95 per MBOE in 2011 from $17.83per MBOE in 2010

•
General and administrative expenses decreased by 43%, or $636 thousand, in 2011 when compared to 2010. This decrease was primarily the result of the one-time payment made in 2010 to settle certain litigation with EOG Resources, LLC.

•	General and administrative expenses increased by 6%, or $52,000, in 2011 when compared to 2010. This increase was primarily due to higher expenditures for professional services.

Other expenses (income)

	Three Months Ended September 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Interest expense, net	$1,987	$1,923	3%
Realized gain on sale of investment	(15,910)	-	-
Net loss (gain) on derivative contracts	(6,801)	1,683	(504)
	$(20,724)	$3,606	(675)%

Interest expense. Isramco’s interest expense increased by 3%, or $64,000, for the third quarter of 2011 compared to the same period of 2010.  This increase is primarily due to a new loan obtained by the company that was used, along with other proceeds and capital, to make required payments on long term debt and to settle derivative contracts in the amount of $7,007,000 which was partially offset by lower overall long term outstanding debt.

Sale of Marketable Securities.  In August 2011 the company sold all of its investment in a company called MediaMind Ltd. The realized gain from this transaction amounted to $15,910,000.

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

At September 30, 2011, the Company had a $8.2 million commodity derivative asset, of which $4.5 million was classified as current. For the three months ended September 30, 2011, the Company recorded a net derivative gain of $6.8 million ($6 million unrealized gain and a $0.8 million gain from net cash received on settled contracts).

At September 30, 2010, the Company had a $5.8 million commodity derivative asset, of which $4.4 million was classified as current, and a $1.2 million non-current derivative liability. For the thr months ended September 30, 2010, the Company recorded a net derivative loss of $1.7 million ($3.4 million unrealized loss and a $1.7 million gain from net cash received on settled contracts).

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

	Three Months Ended September 30,
In thousands except percentages	2011	2010
Income (loss) from operations before income taxes	$22,607	$(3,802)
Depreciation, depletion and amortization expense	3,018	3,794
Interest expense	1,987	1,923
Unrealized loss on derivative contract	(5,932)	3,462
Accretion Expenses	216	231
Consolidated Adjusted EBITDAX	$21,896	$5,608

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Selected Data

	September 30,
	2011	2010
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$33,55	$29,147
Other	519	473
Total revenues and other	34,074	29,620

Cost and expenses	29,552	29,787
Other expense (income)	(13,463)	114
Income tax expenses (benefit)	6,296	(94)
Net income (loss)	11,689	(187)
Earnings per common share – basic and diluted	$4.30	$(0.07)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$24,491	$15,811
Sales volumes (MMBOE)	606	625

Average cost per MBOE:
Production (excluding transportation and taxes)	$21.24	$17.7
General and administrative	$4.82	$4.41
Depletion	$14.75	$16.81

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the nine months ended September 30, 2011; our net income was $11,689,000, or $4.30 per share. This compares to net loss of $(187,000), or $(0.07) per share, for the same period of 2010.

The increase in net income was primarily due to the impact of sale of marketable securities, derivatives, higher oil and NGLs sales revenues due to higher prices and lower depreciation, depletion and amortization expenses. This was partially offset by a decrease in sales volumes of natural gas, oil and natural gas liquids (“NGLs”) caused by natural decline in production,  higher taxes paid due to increase in revenues and higher lease operating expenses.

Revenues, Volumes and Average Prices

Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Gas sales	$8,271	$8,650	(4)%
Oil sales	19,910	16,323	22
Natural gas liquid sales	5,374	4,174	29
Total	$33,555	$29,147	15%

Our sales revenues for the nine months ended September 30, 2011 increased by 15% when compared to same period of 2010 due to oil and condensate and NGLs commodity prices which were partially offset by natural decline in production.

Volumes and Average Prices

	Nine Months Ended September 30,
	2011	2010	Δ vs. 2010
Natural Gas
Sales volumes Mmcf (2)	1,692.10	1,756.94	(4)%
Average Price per Mcf (1)	$4.89	$4.92	(1)
Total gas sales revenues (thousands)	$8,271	$8,650	(4)%

Crude Oil
Sales volumes MBbl	211.03	215.66	(2)%
Average Price per Bbl (1)	$94.35	$75.69	25
Total oil sales revenues (thousands)	$19,910	$16,323	22%

Natural gas liquids
Sales volumes MBbl (2)	112.81	116.49	(3)%
Average Price per Bbl (1)	$47.64	$35.83	33
Total natural gas liquids sales revenues (thousands)	$5,374	$4,174	29%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

(2)	At the end of 2010, the company sold interests in several oil and gas properties which resulted in lower natural gas, oil and natural gas liquids ("NGLs") volumes in 2011.

The company’s natural gas sales volumes decreased by 4%, crude oil sales volumes by 2% and natural gas liquids sales volumes by 3% for the nine months ended September 30, 2011 compared to the same period of 2010.  This decrease was primarily caused by natural decline in production.

Our average natural gas price for the nine months ended September 30, 2011 decreased by 1%, or $0.33 per Mcf, when compared to the same period of 2010. Our average crude oil price for the nine months ended September 30, 2011 increased by 25%, or $18.66 per Bbl, when compared to the same period of 2010. Our average natural gas liquids price for the nine months ended September 30, 2011 increased by 33%, or $11.81 per Bbl, when compared to the same period of 2010.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the nine months ended September 30, 2011 compared to the same period of 2010.

In thousands	Natural Gas	Oil	Natural gas liquids
2010 sales revenues	$8,650	$16,323	$4,174
Changes associated with sales volumes	(319)	(351)	(132)
Changes in prices	(60)	3,938	1,332
2011 sales revenues	$8,271	$19,910	$5,374

Operating Expenses

	Nine Months Ended September 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Lease operating expense, transportation and taxes	$16,854	$15,096	12%
Depreciation, depletion and amortization	8,938	10,506	(15)
Accretion expense	634	639	(1)
Loss from plug and abandonment	207	790	(74)
General and administrative	2,919	2,756	6
	$29,552	$29,787	(1)%

During nine months ended September 30, 2011, our operating expenses decreased by 1% when compared to the same period of 2010 due to the following factors:

·
Lease operating expense, transportation cost and taxes increased by 12%, or $1,488,000 in 2011 when compared to 2010.  This increase was the result of the costs associated with a plan we initiated last year to workover a number of our wells, along with the incremental costs involved in operating older, more mature fields that require additional repair and maintenance. In addition due to changes in regulatory requirements in Texas we incurred additional expenses regarding previously inactive wells in order to renew production in the future. Finally, the higher oil and NGL sale prices we received increased the taxes paid during 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $3.27 per MBOE to $21.24 per MBOE in 2011 from $17.97per MBOE in 2010.

·
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 15%, or $1,568,000, in 2011 when compared to 2010, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, lower oil and gas production, and the impact of a 2010 impairment of $5,751,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $2.06 per MBOE to $14.75 per MBOE in 2011 from $16.81 per MBOE in 2010.

·	Accretion expense for asset retirement obligations decreased by 1%, or $5,000 in 2011 when compared to 2010.

·	General and administrative expenses increased by 6%, or $163,000 in 2011 when compared to 2010 primarily due to higher professional services expenses.

Other expenses (income)
	Nine Months Ended September 30,
In thousands except percentages	2011	2010	Δ vs. 2010
Interest expense, net	$6,090	$5,840	4%
Realized gain on sale of marketable securities	(15,910)	-	-
Net gain on derivative contracts	(3,643)	(5,726)	(36)
	$(13,463)	$114	(11,910)%

Interest expense. Isramco’s interest expense increased by 4%, or $250 thousand, for the third quarter of 2011 compared to the same period of 2010.  This increase is primarily due to a new loan obtained by the company that was used, along with other proceeds and capital, to make required payments on debt to Macquarie Bank, N.A in connection with assignment and transfer of Wells Fargo Senior Credit Facility which were partially offset by the lower average outstanding balance of the loans.

Sale of Marketable Securities.  In August 2011 the company sold all of its investment in a company called MediaMind Ltd. The realized gain from this transaction amounted to $15,910,000.

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

At September 30, 2011, the Company had a $8.2 million commodity derivative asset, of which $4.5 million was classified as current. For the nine months ended September 30, 2011, the Company recorded a net derivative gain of $3.6 million ($9.2 million unrealized gain and a $5.6 million loss from net cash paid on settled contracts).

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

	Nine Months Ended September 30,
In thousands except percentages	2011	2010
Loss from operations before income taxes	$17,985	$(281)
Depreciation, depletion and amortization expense	8,938	10,506
Interest expense	6,090	5,840
Unrealized loss (gain) on derivative contract	(9,156)	(893)
Accretion Expenses	634	639
Consolidated Adjusted EBITDAX	$24,491	$15,811

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1.	Legal Proceedings

We disclosed information in our Quarterly Report on Form10-Q for the three months ended September 30, 2010 and our Annual Report on Form 10-K for the year ended December 31, 2010,  relating to three  shareholder derivative petitions that were filed by individual shareholders of the Company in the District Court of Harris County, Texas.  These petitions each named certain of our officers and directors as defendants.  Each of these suits claims that the shareholders were damaged as a result of various breaches of fiduciary duty, self dealing and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich, dated November 25, 2008 (the “Goodrich Agreement”), primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and other directors along with other matters. These cases had all been previously consolidated into a single case, called Lead Cause No. 2009-34535; In Re Isramco, Inc. Shareholder Derivative Litigation (the “Derivative Litigation”); In the 55th Judicial District Court of Harris County, Texas (the “Court”).

Although the defendants dispute the allegations of the plaintiffs and believe them to be without merit, subsequently, the derivative plaintiffs, the Company and the other defendants reached a tentative settlement of this litigation (the “Settlement”).   Among the substantive provisions of the Settlement are that the Company has agreed to revise the Goodrich Agreement to delete section 2(ii) effective January 1, 2011, adopt and/or maintain certain corporate governance reforms and pay plaintiffs’ counsel’s attorneys’ fees and expenses of $1 million.
The Settlement received preliminary approval by the Court pursuant to the terms of the Preliminary Order Approving Derivative Settlement and Providing for Notice dated August 22, 2011. The Settlement is subject to final approval of the Court which had been scheduled for October 24, 2011. The Court’s final approval is subject to various terms and conditions including the requirement that the notice of the Settlement be provided to shareholders by dissemination of Notice of Proposed Settlement of Derivative Action in the form approved by the Court (the “Notice”) and related Stipulation of Settlement (the “Stipulation”) by issuance of Current Report on Form 8-K (“8-K Notice Requirement”)  filed with the Securities and Exchange Commission (the “Commission”) and publication of the Notice in the Investor’s Business Daily.  We have filed this Report on a Form 8-K on August 30, 2011 which satisfied the 8-K Notice Requirement and the Notice and Stipulation are filed as Exhibits to this Form 8-K to satisfy the Court’s 8-K Notice Requirement.

On or about September 21, 2011, the Company’s former general counsel, Dennis Holifield, resigned. On or about October 12, 2011, Mr. Holifield submitted a “Summary Report” to the Securities and Exchange Commission (the “Summary Report”), in which made numerous factual allegations regarding Haim Tsuff, the Company‘s Chief Executive Officer and Chairman; Edy Francis, the Company’s Chief Financial Officer; Amir Sanker, the Company’s Asset Manager; and other Company personnel.  In the Summary Report, Mr. Holifield characterized the alleged conduct as illegal or criminal.
Mr. Holifield subsequently delivered a copy of the Summary Report to counsel for Plaintiffs in the Derivative Action and to counsel for Yuval Lapiner, the sole objector to the Settlement in the Derivative Action. Mr. Lapiner had previously filed an identical derivative action in Delaware Chancery Court, which action was dismissed in favour of the previously filed Texas action. On or around October 20, 2011, Mr. Lapiner filed a Supplemental Objection to the Proposed Settlement relying, in part, on allegations in Mr. Holifield’s Summary Report.  As a result of Mr. Holifield’s allegations, Court rescheduled the final settlement hearing to December 12, 2011.
On October 31, 2011 the Company received a written demand from, Mr. Holifield’s attorney on the Company for $900,000.

Messrs. Tsuff, Francis, and Sanker have reviewed all of Mr. Holifield’s allegations and have advised the Company that they have not engaged in any criminal conduct or other illegal activity. As of November 3, 2011, the Company’s Board of Directors has constituted a committee of independent directors consisting of Max Pridgeon and Asaf Yarkoni which has been directed to investigate all of the Holifield allegations and report back to the full board and make any recommendations, if any, for corrective action.

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

ISRAMCO, INC

Date: NOVEMBER 9, 2011	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 9, 2011	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)