Form 10-Q
period 2012-03-31
ISRAMCO INC
filed 2012-05-10
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Number)

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

The number of shares outstanding of the registrant’s Common Stock as May 10, 2012 was 2,717,691.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of March 31, 2012	As of December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,137	$2,122
Accounts receivable, net	7,025	6,459
Restricted cash	290	290
Inventories	83	86
Deferred tax assets	2,094	2,539
Derivative asset	-	961
Prepaid expenses and other	376	620
Total Current Assets	11,005	13,077

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	226,911	225,108
Advanced payment for equipment	200	650
Service equipment and other	10,110	6,860
Total Property and Equipment	237,221	232,618
Accumulated depreciation, depletion and amortization	(107,717)	(105,224)
Net Property and Equipment	129,504	127,394

Marketable securities, at market	-	4,554
Derivative asset	318	1,421
Deferred tax assets	6,291	5,461
Total assets	$147,118	$151,907
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,922	$9,360
Bank overdraft	-	823
Current maturities of long-term debt	10,000	20,000
Derivative liability	312	-
Due to related party and accrued interest	32,443	25,518
Total current liabilities	53,677	55,701

Long-term debt	-	-

Due to related party and accrued interest	58,213	60,408

Other Long-term Liabilities:
Asset retirement obligations	17,392	17,250
Total other long-term liabilities	17,392	17,250

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Accumulated deficit	(5,226)	(6,768)
Accumulated other comprehensive income	-	2,254
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	17,831	18,543
Non controlling interest	5	5
Total equity	17,836	18,548
Total liabilities and shareholders’ equity	$147,118	$151,907

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues
Oil and gas sales	$10,217	$10,982
Production Services	1,113	-
Office services	105	153
Other	29	15
Total revenues	11,464	11,150

Operating expenses
Lease operating expense, transportation and taxes	4,617	5,128
Depreciation, depletion and amortization	2,493	2,997
Accretion expense	217	208
Production services	846	-
Loss from plug and abandonment	175	113
General and administrative	1,190	1,125
Total operating expenses	9,538	9,571
Operating income	1,926	1,579

Other expenses (income)
Interest expense, net	1,559	2,113
Realized gain on marketable securities	(3,650)	-
Net loss on derivative contracts	1,662	6,089
Currency exchange rate differences	(16)	-
Total other expenses (income)	(445)	8,202

Income (loss) before income taxes	2,371	(6,623)
Income tax benefit (expense)	(829)	2,317

Net income (loss)	$1,542	$(4,306)

Earnings (loss) per share – basic:	$0.57	$(1.58)

Earnings (loss) per share – diluted:	$0.57	$(1.58)

Weighted average number of shares outstanding basic:	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities:
Net income (loss)	$1,542	$(4,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation, depletion, amortization and impairment	2,493	2,997
Accretion expense	217	208
Realized gain on marketable securities	(3,650)	-
Changes in deferred taxes	829	(2,318)
Net unrealized loss (gain) on derivative contracts	2,376	(449)
Amortization of debt cost	70	63
Changes in components of working capital and other assets and liabilities
Accounts receivable	(566)	200
Prepaid expenses and other current assets	173	129
Due to related party	1,372	1,570
Inventories	3	-
Accounts payable and accrued liabilities	601	(1,454)
Net cash provided by (used in) operating activities	5,460	(3,360)

Cash flows from investing activities:
Addition to property and equipment, net	(3,717)	(818)
Proceeds from sale of marketable securities	4,737	-
Restricted cash and deposit, net	-	(2,000)
Net cash provided by (used in) investing activities	1,020	(2,818)

Cash flows from financing activities:
Repayment of long-term debt	(10,000)	(9,700)
Proceeds on loans – related parties, net	3,358	11,000
Borrowings (repayments) of short - term debt, net	(823)	83
Net cash provided by (used in) financing activities	(7,465)	1,383

Net decrease in cash and cash equivalents	(985)	(4,795)
Cash and cash equivalents at beginning of period	2,122	5,657
Cash and cash equivalents at end of period	$1,137	$862

See notes to the unaudited condensed consolidated financial statements.

Isramco Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. and its subsidiary and affiliated companies ( together referred to as “We”, “Our”, “Isramco” or the “Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas consessions located offshore Israel and operate a well service company that provides well maintenance and workover services, well completion and recompletion services.

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s 2011 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Isramco’s results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011 and Isramco’s financial position as of March 31, 2012.

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

Consolidation

The condensed consolidated financial statements include the accounts of Isramco and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the period ended March 31 (in thousands):

	2012	2011
Interest	$95	$522

Income taxes	$—	$—

The consolidated statements of cash flows for the period ended March 31, 2012 exclude the following non-cash transactions:

•	Property and equipment of $880,000 included in accounts payable

Note 3 - Derivative Contracts

At March 31, 2012, the Company had a $0.32 million commodity non-current derivative asset, and a $0.3 million current derivative liability. For the three months ended March 31, 2012, the Company recorded a net derivative loss of $1.7 million ($2.4 million unrealized loss and a $0.7 million gain from net cash received on settled contracts).

At March 31, 2011, the Company had a $0.1 million commodity current derivative asset, and a $0.7 million derivative liability, of which $0.4 million was classified as current. For the three months ended March 31, 2011, the Company recorded a net derivative loss of $6.1 million ($0.4 million unrealized gain and a $6.5 million loss from net cash paid on settled contracts).

Crude Oil

At March 31, 2012, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
April 2012 – December 2012	71,640	103.51	103.51
January 2013 – December 2013	89,400	103.51	103.51
January 2014 – December 2014	66,000	103.51	103.51

Note 4 - Long-Term Debt and Interest Expense

Long-Term Debt as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Libor + 2% Bank Revolving Credit Facility due 2012	10,000	20,000
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,358	-
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	41,861	41,861
Libor + 5.5% Related party Debt	6,456	6,456
	91,175	97,817
Less: Current Portion of Long-Term Debt	(33,877)	(37,642)
Total	57,298	60,175

Senior Secured Revolving Credit Agreements

The Company entered into a Senior Secured Revolving Credit Agreement, dated as of March 27, 2008 and Amended and Restated as of December 19, 2008 (such Agreement as amended, “Senior Credit Agreement”), with each of the lenders from time to time party thereto (the “Lenders”).  The Bank of Nova Scotia is the administrative agent for the Lenders. The Senior Credit Agreement originally provided for a $150 million facility due in 2012 with a borrowing base of $54 million that was redetermined from time to time and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors (such credit facility, as redetermined, the “Senior Credit Facility”). During the fourth quarter of 2011 the Lenders reduced the borrowing base to $0.

The Company is repaying the outstanding balance (approximately $20,000,000 as of December 31, 2011) in six installments of $3,333,333. As of May 10, 2012 the outstanding balance is $6,666,667.

On April 27, 2012, Isramco entered into the Fourth Amendment to the Senior Credit Agreement with The Bank of Nova Scotia, pursuant to which the Company formalized its agreement to pay the $20,000,000 in principal owed the Lenders at December 31, 2011 in six monthly installments of $3,333,333, each with the first payments having already been made in January, February, March and April of 2012 and the final two payments due the 29th of May and June of 2012. The amendment also changed the termination date of the Senior Credit Agreement to June 29, 2012. As of May 10, 2012 the outstanding balance is $6,666,667.

At March 31, 2012, the Company was in compliance with all of its debt covenants under its existing Credit Agreements.

Related Party Debt

On March 29, 2012, the Company entered into a Loan Agreement with I.O.C. Israel Oil Company, Ltd., a related party (“IOC”) pursuant to which it borrowed the sum of $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts currently due the Lenders under the Senior Credit Facility.

On April 27, 2012, The Company entered into the Fourth Amendment to the Credit Agreement with The Bank of Nova Scotia, formalizing the election to pay the $20,000,000 borrowing base deficiency in six monthly installments of $3,333,333.33 each with the first payments having already been made in January, February and March and the final three payments due the 29th of April, May and June. The amendment also changed the termination date of credit agreement to June 29, 2012.

As of March 31 2012 the Company received $3,358,000 of the loan proceeds and the remainder was received in April 2012.

On April 29, 2012, the Company has entered into another Loan Agreement with IOC, pursuant to which it borrowed amount of $10,000,000. The loan bears interest of Libor+5.5% per annum and payable on April 30, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is funded by Lender in three monthly installments starting April 2012. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts due the Lenders under the Senior Credit Facility during the remainder of 2012.

Interest expense

The following table summarizes the amounts included in interest expense for the three month ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31
	2012	2011
Current debt, long-term debt and other - banks corporation	$172	$622
Long-term debt – related parties	1,387	1,491
	$1,559	$2,113

Note 5 - Comprehensive Loss

Our comprehensive loss for the three month period ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31
	2012	2011
Net Income (loss)	$1,542	$(4,306)
Available-for-sale securities, net of taxes	(2,254)	(142)
Change in unrealized gains on hedging instruments, net of taxes	-	22
Comprehensive loss	$(712)	$(4,426)

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2012 and December 31, 2011. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2012.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$—	$—	$—	$—
Commodity derivatives	—	318	—	318

Total	$—	$318	$—	$318

Liabilities
Commodity derivatives	$—	$312	$—	$312

Total	$—	$312	$—	$312

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$4,554	$—	$—	$4,554
Commodity derivatives	—	2,382	—	2,382

Total	$4,554	$2,382	$—	$6,936

Marketable securities listed above are carried at fair value. The Company is able to value its marketable securities based on quoted fair values for identical instruments, which resulted in the Company reporting its marketable securities as Level 1.

Derivatives listed above include swaps that are carried at fair value. The Company records the net change in the fair value of these positions in “Net gain (loss) on derivative contracts” in the Company’s consolidated statements of operations, in case of commodity derivatives. The Company is able to value these assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves.

As of March 31, 2012 and December 31, 2011, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

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

Overview

Isramco is predominately independent oil and Natural Gas Company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas consessions located offshore Israel and operate a well service company that provides well maintenance and workover services, well completion and recompletion services. Our properties are primarily located in Texas, New Mexico and Oklahoma. We also act as the operator of certain of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves, while lowering lease operating costs.

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will naturally decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire additional properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors, and secondarily upon our commodity price hedging activities. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success. Our future drilling plans are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, changes in laws and regulations, and regulatory approvals. To the extent these factors lead to reductions in our drilling plans and associated capital budgets in future periods, our financial position, costs, cash flows and operating results could be adversely impacted.

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2012 was cash flow from operating activities, loans from related party lender (“Related Party Loans”) and net proceeds from sale of our investment in shares of JOEL Jerusalem Oil Exploration Ltd, (“JOEL”) a related party. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

In February, 2011 the Company sold all of its shares of an investment in a company called JOEL. The net proceeds of $4,737,000 from sale were used for to reduce principal amounts owed under our Senior Credit Agreement.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. Our oil well service subsidiary also requires capital resources to acquire and maintain equipment and continue growth. We expect to fund our future capital requirements through internally generated cash flows, borrowings under loans, and a future credit facility. Long-term cash flows are subject to a number of variables, including the level of production, prices, amount of work orders received, and our commodity price hedging activities, as well as various economic conditions that have historically affected the oil and natural gas industry.

During the first three months of 2012, our cash decreased by approximately $1 million. Specifically, the Company made principal payments of $10 million on its Senior Credit Facility, repaid $0.8 million of other short term debt, invested $3.7 million in equipment for our well service subsidiary and oil and gas properties, which were partially offset by proceeds from loan in the amount of $3.4 million, proceeds from sale of marketable securities of $4.7 million and net cash provided by operating activities of $5.4 million.

Debt

	As of March 31,	As of December 31,
	2012	2011
Senior Credit Facilities	$-	$-
Long – term debt – related party	57,297	60,211
Short – term debt – related party	9,817	6,456
Current maturities of long-term debt, short-term debt and bank overdraft	24,061	32,009
Total debt	91,175	98,676

Stockholders’ equity	17,836	18,548

Debt to capital ratio	84%	84%

As of March 31, 2012, our total debt was $91,175,000, compared to total debt of $98,676,000 at December 31, 2011. As of March 31, 2012 the current debt included $10,000,000 as current maturities of the Senior Credit Facility. During the first quarter the Company repaid an additional $10,000,000 on its Senior Credit Facility.

On March 29, 2012, the Company entered into a Loan Agreement with I.O.C, pursuant to which it borrowed the sum of $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of certain of the amounts due under the Senior Credit Facility at maturity, which was extended to June, 2012.

The Company received $3,358,000 of the loan proceeds in March 2012, and the remainder in April 2012.

On April 29 the company has entered into a Loan Agreement with I.O.C, pursuant to which it borrowed amount of $10,000,000. The loan bears interest of Libor+5.5% per annum and payable on April 30, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is funded by Lender in three monthly installments starting April 2012. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts due under the Senior Credit Facility through June, 2012.

Cash Flow

Our primary source of cash during the three months ended March 31, 2012 was cash flow from operating activities, loans from related party and proceeds from sale of marketable securities. In 2012 cash received from operations, sale of marketable securities, proceeds from loan of related party was used primarily to repay borrowings under our Senior Credit Facility and investing in equipment for well service subsidiary. In 2011 cash received from operations and from related party was offset by repayments of borrowings under our Senior Credit Agreements and payments made on settled derivatives contracts.

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

	Three months Ended March 31,
	2012	2011
	(In thousands)
Cash flows provided by (used in) operating activities	$5,460	$(3,360)
Cash flows provided by (used in) investing activities	1,020	(2,818)
Cash flows provided by (used in) financing activities	(7,465)	1,383
Net decrease in cash	$(985)	$(4,795)

Operating Activities, During the first three months of 2012, compared to the first three months of 2011, net cash flow provided by operating activities increased by $8,820,000 to $5,460,000 This increase was primarily attributable to net cash onetime payment in 2011 on settled derivatives contracts of $7,007,000, lower lease operating expenses which was partially offset by decrease in natural gas revenues that were driven by decrease in natural gas prices and decrease in production volumes of natural gas and natural gas liquids (“NGLs) .  The decrease in revenues was primarily attributable to lower average gas prices for the quarter ended March 31, 2012 of $3.68/Mcf, compared to $4.53/Mcf for the quarter ended March 31, 2011.

Investing Activities, Net cash flows provided by (used in) investing activities for the three months ended March 31, 2012 and 2011 were $1,020,000 and $(2,818,000), respectively. During the first three month of 2012 the Company invested in equipment for well service subsidiary and oil and gas properties in the amount of $3,717,000 which was offset by proceeds from sale of investment in marketable securities in the amount of $4,373,000.

Financing Activities, Net cash flows used in (provided by) financing activities were $(7,465,000) and $1,383,000 for the three months ended March 31, 2012 and 2011, respectively.

Results of Operations

Selected Data

	Three Months Ended March 31,
	2012	2011
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$10,217	$10,982
Production Services	1,113
Other	134	168
Total revenues and other	11,464	11,150

Cost and expenses	9,538	9,571
Other expenses (income)	(445)	8,202
Income tax benefit (expense)	(829)	2,317
Net Income (loss)	1,542	(4,306)
Earnings (loss) per common share – basic and diluted	$0.57	$(1.58)
Weighted average number of shares outstanding-basic and diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$9,016	$(1,754)
Sales volumes (MBOE)	181	204

Average cost per MBOE:
Production (excluding transportation and taxes)	$18.85	$18.82
General and administrative	$6.58	$5.52
Depletion	$13.78	$14.70

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the first quarter of 2012, our net income was $1,542,000 thousand, or $0.57 per share. This compares to net loss of $(4,306,000) thousand, or $(1.58) per share, for the first quarter of 2011.

This increase was primarily due to the impact of a loss on derivatives of $6,089,000 in 2011 and a lower lease operating expenses which were offset by lower natural gas sales revenues that were driven by decrease in natural gas prices and decrease in production volumes of natural gas and natural gas liquids (“NGLs) and lower depreciation depletion and amortization expenses.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2012	2011	Δ vs. 2011
Gas sales	$1,850	$2,554	(28)%
Oil sales	6,932	6,607	5
Natural gas liquid sales	1,435	1,821	(21)
Total	$10,217	$10,982	(7)%

Our sales revenues for the first quarter of 2012 decreased by 7% when compared to same period in 2011, due to lower prices received for natural gas and decrease in crude oil, natural gas and NGLs sales volumes.

Volumes and Average Prices

	Three Months Ended March 31,
	2012	2011	Δ vs. 2011
Natural Gas
Sales volumes Mmcf	502.2	563.7	(11)%
Average Price per Mcf (1)	$3.68	$4.53	(19)
Total gas sales revenues (thousands)	$1,850	$2,554	(28)%

Crude Oil
Sales volumes MBbl	67.2	70.8	(5)%
Average Price per Bbl (1)	$103.21	$93.36	11
Total oil sales revenues (thousands)	$6,932	$6,607	5%

Natural gas liquids
Sales volumes MBbl	30	39.1	(23)%
Average Price per Bbl (1)	$47.83	$46.56	3
Total natural gas liquids sales revenues (thousands)	$1,435	$1,821	(21)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts, as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 11%, crude oil sales volumes decreased by 5% and natural gas liquids sales volumes by 23% for the first quarter of 2012 compared to the same period of 2011.

Our average natural gas price for the first quarter of 2012 decreased by 19%, or $(0.85) per Mcf, when compared to the same period of 2011. Our average crude oil price for the first quarter of 2012 increased by 11%, or $9.86 per Bbl, when compared to the same period of 2011. Our average natural gas liquids price for the first quarter of 2012 increased by 3%, or $1.28 per Bbl, when compared to the same period of 2011.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended March 31, 2012 compared to the same period of 2011.

In thousands	Natural Gas	Oil	Natural gas liquids
2011 sales revenues	$2,554	$6,607	$1,821
Changes associated with sales volumes	(279)	(337)	(424)
Changes in prices	(425)	662	38
2012 sales revenues	$1,850	$6,932	$1,435

Operating Expenses

	Three Months Ended March 31,
In thousands except percentages	2012	2011	Δ vs. 2011
Lease operating expense, transportation and taxes	$4,617	$5,128	(10)%
Depreciation, depletion and amortization	2,493	2,997	(17)
Accretion expense	217	208	4
Loss from plug and abandonment	175	113	55
General and administrative	1,190	1,125	6
	$8,692	$9,571	(9)%

During the first quarter of 2012, our operating expenses decreased by 9% when compared to the first quarter of 2011, due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 10%, or $511,000, in 2012 when compared to 2011.  This decrease was the result of reduced number of workovers over our operating properties than in the first quarter of 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $0.03 per MBOE to $18.85 per MBOE in 2012 from $18.82 per MBOE in 2011.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 17%, or $(504,000), in 2012 when compared to 2011, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2011 impairment of $4,034,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $(0.92) per MBOE to $13.78 per MBOE in 2012 from $14.70 per MBOE in 2011.

•	Accretion expense for asset retirement obligations slightly increased by 4%, or $9,000, in 2012 when compared to 2011.

•	General and administrative expenses increased by 6%, or $65 thousand, in 2012 when compared to 2011 primarily due to higher professional services expenses.

Other income

	Three Months Ended March 31,
In thousands except percentages	2012	2011	Δ vs. 2011
Interest expense, net	$1,559	$2,113	(26)%
Realized gain on marketable securities	(3,650)	-
Net loss on derivative contracts	1,662	6,089	(73)
Currency exchange rate differences	(16)	-
	$(445)	$8,202	(105)%

Interest expense.  Isramco’s interest expense decreased by 26%, or $554 thousand, for the first quarter of 2012 compared to the same period of 2011.  This decrease was primarily due to onetime expense paid to Macquarie Bank, N.A in 2011 in connection with assignment and transfer of Wells Fargo Senior Credit Facility and the lower average outstanding balance of the loans during the first quarter of 2012.

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

At March 31, 2012, the Company had a $0.32 million commodity non-current derivative asset, and a $0.3 million current derivative liability. For the three months ended March 31, 2012, the Company recorded a net derivative loss of $1.7 million ($2.4 million unrealized loss and a $0.7 million gain from net cash received on settled contracts).

At March 31, 2012, the Company had a $0.1 million commodity current derivative asset, and a $0.7 million derivative liability, of which $0.4 million was classified as current. For the three months ended March 31, 2012, the Company recorded a net derivative loss of $6.1 million ($0.4 million unrealized gain and a $6.5 million loss from net cash paid on settled contracts).

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

	Three Months Ended March 31,
In thousands except percentages	2012	2011
Income from operations before income taxes	$2,371	$(6,623)
Depreciation, depletion, amortization and impairment expense	2,493	2,997
Interest expense	1,559	2,113
Unrealized loss (gain) on derivative contracts	2,376	(449)
Accretion Expenses	217	208
Consolidated Adjusted EBITDAX	$9,016	$(1,754)

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors
None

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

None

ITEM 4.	Removed and Reserved

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
33.1	Loan Agreement dated as of March 29, 2012 between Isramco, Inc. and I.O.C. – Israel Oil Company, Ltd.($3.5 million).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAMCO, INC

Date: May 10, 2012	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
Date: May 10, 2012	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)