Form 10-Q
period 2012-06-30
ISRAMCO INC
filed 2012-08-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

The number of shares outstanding of the registrant’s Common Stock as August 9, 2012 was 2,717,691.

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

PART I - Financial Information

ITEM 1.       Financial Statements
ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of June 30, 2012	As of December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,473	$2,122
Accounts receivable, net	8,556	6,459
Restricted and designated cash	61	290
Deferred tax assets	2,749	2,539
Derivative asset	1,562	961
Prepaid expenses and other	307	706
Total Current Assets	14,708	13,077

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	228,823	225,108
Advanced payment for equipment	300	650
Service Equipment and other	12,801	6,860
Total Property and Equipment	241,924	232,618
Accumulated depreciation, depletion and amortization	(110,698)	(105,224)
Net Property and Equipment	131,226	127,394

Marketable securities, at market	-	4,554
Derivative asset	1,807	1,421
Deferred tax assets and other	4,294	5,461
Total assets	$152,035	$151,907
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,684	$9,360
Bank overdraft	-	823
Current maturities of long-term debt	-	20,000
Due to related party and accrued interest	60,299	25,518
Total current liabilities	71,983	55,701

Due to related party and accrued interest	42,075	60,408

Other Long-term Liabilities:
Asset retirement obligations	17,549	17,250

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,194	23,194
Accumulated deficit	(2,736)	(6,768)
Accumulated other comprehensive income	-	2,254
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	20,321	18,543
Non controlling interest	107	5
Total equity	20,428	18,548
Total liabilities and shareholders’ equity	$152,035	$151,907

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Revenues
Oil and gas sales	$10,282	$11,571	$20,499	$22,553
Production Services	2,368	-	3,481	-
Office services	147	152	252	305
Other	31	24	60	39
Total revenues	12,828	11,747	24,292	22,897

Operating expenses
Lease operating expense, transportation and taxes	4,841	6,610	9,458	11,738
Depreciation, depletion and amortization	2,981	2,923	5,474	5,920
Accretion expense	217	210	434	418
Production Services	1,483	-	2,329	-
Loss from plug and abandonment	149	57	324	170
General and administrative	892	927	2,082	2,012
Total operating expenses	10,563	10,727	20,101	20,258
Operating income	2,265	1,020	4,191	2,639

Other expenses (income)
Interest expense, net	1,553	1,950	3,112	4,103
Realized gain on marketable securities	-	-	(3,650)	-
Net (gain) loss on derivative contracts	(3,222)	(2,931)	(1,560)	3,158
Currency exchange rate differences	-	-	(16)	-
Total other expenses (income)	(1,669)	(981)	(2,114)	7,261

Income (Loss) before income taxes	3,934	2,001	6,305	(4,622)
Income tax (expense) benefit	(1,342)	(700)	(2,171)	1,617

Net Income (loss)	$2,592	$1,301	$4,134	$(3,005)
Net income attributable to non-controlling interests	102	-	102	-
Net Income (loss) attributable to Isramco	$2,490	$1,301	$4,032	$(3,005)

Earnings (loss) per share – basic:	$0.92	$0.48	$1.48	$(1.11)

Earnings (loss) per share – diluted:	$0.92	$0.48	$1.48	$(1.11)

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2012	2011

Cash Flows From Operating Activities:
Net income (loss)	$4,134	$(3,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	5,474	5,920
Accretion expense	434	418
Realized gain on marketable securities	(3,650)	-
Changes in deferred taxes	2,171	(1,617)
Net unrealized gain on derivative contracts	(987)	(3,224)
Amortization of debt cost	70	126
Changes in components of working capital and other assets and liabilities
Accounts receivable	(2,097)	384
Prepaid expenses and other current assets	329	244
Due to related party	2,949	2,089
Accounts payable and accrued liabilities	550	(643)
Net cash provided by operating activities	9,377	692

Cash flows from investing activities:
Addition to property and equipment, net	(7,669)	(1,655)
Proceeds from sale of marketable securities	4,737	-
Restricted cash and deposit, net	229	(2,000)
Net cash used in investing activities	(2,703)	(3,655)

Cash flows from financing activities:
Repayment on loans – related parties, net	-	(954)
Proceeds on loans – related parties, net	13,500	11,000
Repayment of long-term debt	(20,000)	(11,200)
Borrowings (repayment) of short - term debt, net	(823)	167
Net cash used in financing activities	(7,323)	(987)

Net decrease in cash and cash equivalents	(649)	(3,950)
Cash and cash equivalents at beginning of period	2,122	5,657
Cash and cash equivalents at end of period	$1,473	$1,707

See notes to the unaudited condensed consolidated financial statements.

Isramco Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. and its subsidiaries and affiliated companies ( together referred to as “We”, “Our”, “Isramco” or the “Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a well service company that provides well maintenance and workover services, well completion and recompletion services.

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Isramco’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2012 and 2011 and Isramco’s financial position as of June 30, 2012.

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

Risk Management Activities

The Company follows Accounting Standards Codification (ASC) 815, Derivatives and Hedging. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company has elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net loss (gain) on derivative contracts” in the consolidated statements of operations.

Consolidation

The condensed consolidated financial statements include the accounts of Isramco and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

Non Controlling Interests

Non controlling interests represent third-party ownership in the net assets of the Company’s consolidated well service subsidiary and are presented as a component of equity.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the six months ended June 30 (in thousands):

	Six Months Ended June 30
	2012	2011
Interest	$176	$1,918

Income taxes	-	-

The consolidated statements of cash flows for the period ended June 30, 2012 exclude the following non-cash transactions:

•	Property and equipment of $1,624,000 included in accounts payable

Note 3 - Derivative Contracts

At June 30, 2012, the Company had a $3.37 million commodity derivative asset, of which $1.6 million was classified as current. For the six months ended June 30, 2012, the Company recorded a net derivative gain of $1.56 million ($0.99 million unrealized gain and a $0.57 million gain from net cash received on settled contracts).

At June 30, 2011, the Company had a $2.2 million commodity derivative asset, of which $1.7 million was classified as current. For the six months ended June 30, 2011, the Company recorded a net derivative loss of $3.2 million ($3.2 million unrealized gain and a $6.4 million loss from net cash paid on settled contracts).

Crude Oil

At June 30, 2012, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
July 2012 – December 2012	47,760	103.51	103.51
January 2013 – December 2013	89,400	103.51	103.51
January 2014 – December 2014	66,000	103.51	103.51

Note 4 - Long-Term Debt and Interest Expense

Long-Term Debt as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Libor + 2% Bank Revolving Credit Facility due 2012	-	20,000
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	-
Libor + 5.5% Related party Debt	10,000	-
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	41,861	41,861
Libor + 5.5% Related party Debt	6,456	6,456
	91,317	97,817
Less: Current Portion of Long-Term Debt	(49,242)	(37,642)
Total	42,075	60,175

Senior Secured Revolving Credit Agreements

The Company entered into a Senior Secured Revolving Credit Agreement, dated as of March 27, 2008 and Amended and Restated as of December 19, 2008 (such Agreement as amended, “Senior Credit Agreement”), with each of the lenders from time to time party thereto (the “Lenders”).  The Bank of Nova Scotia is the administrative agent for the Lenders. The Senior Credit Agreement originally provided for a $150 million facility due in 2012 with a borrowing base of $54 million that was redetermined from time to time and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors (such credit facility, as redetermined, the “Senior Credit Facility”). During the fourth quarter of 2011 the Lenders reduced the borrowing base to zero.

On April 27, 2012, the Company entered into the Fourth Amendment to the Credit Agreement with The Bank of Nova Scotia, formalizing the election to pay the $20,000,000 borrowing base deficiency in six monthly installments of $3,333,333.33.
The amendment also changed the termination date of credit agreement to June 29, 2012.

As of June 29, 2012 the Company has fully paid all amounts owed and terminated the Senior Credit Facility with the Lenders

Related Party Debt

On March 29, 2012, the Company entered into a Loan Agreement with I.O.C. Israel Oil Company, Ltd., a related party (“IOC”) pursuant to which it borrowed $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts were due to the Lenders under the Senior Credit Facility.

On April 29, 2012, the Company entered into another Loan Agreement with IOC, pursuant to which it borrowed an amount of $10,000,000. The loan bears interest of Libor+5.5% per annum and payable on April 30, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan was funded by the Lender in three monthly installments starting April 2012. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of the amounts that were due to the Lenders under the Senior Credit Facility during the remainder of 2012.

Interest expense

The following table summarizes the amounts included in interest expense for the six month ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30
	2012	2011
Current debt, long-term debt and other - banks corporation	$242	$887
Long-term debt – related parties	2,870	3,216
	$3,112	$4,103

Note 5 - Sale of Marketable Securities

During February 2012 the Company has sold all of its investment in shares of Jerusalem Oil Exploration Ltd. (“JOEL”) to Equital Ltd. Both JOEL and Equital Ltd. are related parties of Isramco Inc.  JOEL is also a subsidiary of Equital Ltd. The Company received net proceeds of $4,737,000 and recorded a net gain of $3,650,000.

Note 6 - Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income (loss)	$2,592	$1,301	$4,134	$(3,005)
Other comprehensive income
Available-for-sale securities, net of taxes	-	3,292	(2,254)	3,150
Change in unrealized gains on hedging instruments, net of taxes	-	-	-	22
Comprehensive income	$2,592	$4,593	$1,880	$167

Note 7 - Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2012 and December 31, 2011. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2012.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$3,369	$—	$3,369

Total	$—	$3,369	$—	$3,369

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$4,554	$—	$—	$4,554
Commodity derivatives	—	2,382	—	2,382

Total	$4,554	$2,382	$—	$6,936

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

As of June 30, 2012 and December 31, 2011, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.

Note 8 – Segment information

Isramco’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences, and unique technology, distribution and marketing requirements. The Company’s two reporting segments are oil and gas exploration and production and well service. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The well service segment is engaged in rig-based and workover services, well completion and recompletion services, plugging and abandonment of wells and other ancillary oilfield services.

Oil and Gas Exploration and Production Segment

Oil and Gas segment is engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 589 wells located mainly in Texas in New Mexico.

Well Service Segment

Our rig-based services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives.

The completion and recompletion services provided by our rigs prepare a newly drilled well, or a well that was recently extended through a workover, for production. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a well service rig and may also provide other equipment to assist in the completion process. The completion process usually takes a few days to several weeks, depending on the nature of the completion.

The workover services that we provide are designed to enhance the production of existing wells and generally are more complex and time consuming than normal maintenance services. Workover services can include deepening or extending wellbores into new formations by drilling horizontal or lateral wellbores, sealing off depleted production zones and accessing previously bypassed production zones, converting former production wells into injection wells for enhanced recovery operations and conducting major subsurface repairs due to equipment failures. Workover services may last from a few days to several weeks, depending on the complexity of the workover.

The maintenance services that we provide with our rig fleet are generally required throughout the life cycle of an oil or natural gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling the rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services generally take less than 48 hours to complete. Our rig fleet is also used in the process of permanently shutting-in oil or natural gas wells that are at the end of their productive lives. These plugging and abandonment services generally require auxiliary equipment in addition to a well servicing rig. The demand for plugging and abandonment services is not significantly impacted by the demand for oil and natural gas because well operators are required by state and federal regulations to plug wells that are no longer productive.

Note 8 – Segment information (Continuing)

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended June 30, 2012:
Sales revenues	$10,282	$2,368	$-	$12,650
Intersegment revenues	-	324	(324)	-
Office services and other	208	-	(30)	178

Total revenues and other	10,490	2,692	(354)	12,828

Operating costs and expenses	8,910	2,007	(354)	10,563
Net gains on derivatives, contracts	(3,222)	-	-	(3,222)
Realized gain on marketable securities	-	-	-	-
Interest expenses, net	1,374	179	-	1,553

Total expenses and other	7,062	2,186	(354)	8,894

Income before income taxes	$3,428	$506	$-	$3,934
Net Income	2,227	365	-	2,592
Net income attributable to noncontrolling interests	-	102	-	102
Net Income attributable to Isramco	2,227	263	-	2,490
Total Assets	$137,778	$14,257	$-	$152,035

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended June 30, 2011:
Sales revenues	$11,571	$-	$-	$11,571
Intersegment revenues	-	-	-	-
Office services and other	176	-	-	176

Total revenues and other	11,747	-	-	11,747

Operating costs and expenses	10,727	-	-	10,727
Net gains on derivatives, contracts	(2,931)	-	-	(2,931)
Realized gain on marketable securities	-	-	-	-
Interest expenses, net	1,950	-	-	1,950

Total expenses and other	9,746	-	-	9,746

Income before income taxes	$2,001	$-	$-	$2,001
Net Income	1,301	-	-	1,301
Net income attributable to noncontrolling interests	-	-	-	-
Net Income attributable to Isramco	1,301	-	-	1,301
Total Assets	$169,433	$-	$-	$169,433

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2012:
Sales revenues	$20,499	$3,481	$-	$23,980
Intersegment revenues	-	658	(658)	-
Office services and other	372	-	(60)	312

Total revenues and other	20,871	4,139	(718)	24,292

Operating costs and expenses	17,489	3,330	(718)	20,101
Net gains on derivatives, contracts	(1,560)	-	-	(1,560)
Realized gain on marketable securities	(3,650)	-	-	(3,650)
Interest expenses, net	2,811	301	-	3,112
Other income, net	(16)	-	-	(16)

Total expenses and other	15,074	3,631	(718)	17,987

Income before income taxes	$5,797	$508	$-	$6,305
Net Income	3,768	366	-	4,134
Net income attributable to noncontrolling interests	-	102	-	102
Net Income attributable to Isramco	3,768	264	-	4,032
Total Assets	$137,778	$14,257	$-	$152,035

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2011:
Sales revenues	$22,553	$-	$-	$22,553
Intersegment revenues	-	-	-	-
Office services and other	344	-	-	344

Total revenues and other	22,897	-	-	22,897

Operating costs and expenses	20,258	-	-	20,258
Net losses on derivatives, contracts	3,158	-	-	3,158
Realized gain on marketable securities	-	-	-	-
Interest expenses, net	4,103	-	-	4,103

Total expenses and other	27,519	-	-	27,519

Loss before income taxes	$(4,622)	$-	$-	$(4,622)
Net Income	(3,005)	-	-	(3,005)
Net income attributable to noncontrolling interests	-	-	-	-
Net Income attributable to Isramco	(3,005)	-		(3,005)
Total Assets	$169,433	$-	$-	$169,433

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

Overview

Isramco is predominately independent oil and natural gas Company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a well service company that provides well maintenance, workover services, well completion and recompletion services. Our properties are primarily located in Texas, New Mexico and Oklahoma. We also act as the operator of certain of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves, while lowering lease operating costs.

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

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2012 was cash flow from operating activities, loans from related party lender (“Related Party Loans”) and net proceeds from sale of our investment in shares of JOEL Jerusalem Oil Exploration Ltd, (“JOEL”) a related party. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

In February 2012 the Company sold all of its shares of an investment in a company called JOEL. The net proceeds of $4,737,000 from sale were used to reduce principal amounts owed under our Senior Credit Agreement.

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

Debt

	As of June 30,	As of December 31,
	2012	2011
Long – term debt – related party	$42,075	$60,211
Short – term debt – related party	19,955	6,456
Current maturities of long-term debt, short-term debt and bank overdraft	29,287	32,009
Total debt	91,317	98,676

Stockholders’ equity	20,428	18,548

Debt to capital ratio	81.7%	84%

As of June 30, 2012, our total debt was $91,317,000, compared to total debt of $98,676,000 at December 31, 2011. During the six month ended June 30, 2012 the Company repaid all outstanding balance under its Senior Credit Facility.

On March 29, 2012, the Company entered into a Loan Agreement with I.O.C, pursuant to which it borrowed the sum of $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of certain of the amounts were due under the Senior Credit Facility at maturity, which was extended to June, 2012.

On April 29, 2012 the Company entered into a Loan Agreement with I.O.C, pursuant to which it borrowed an additional $10,000,000. The loan bears interest of Libor+5.5% per annum and payable on April 30, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan was funded by Lender in three monthly installments starting April 2012. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts due under the Senior Credit Facility through June, 2012.

Cash Flow

Our primary source of cash during the six months ended June 30, 2012 was cash flow from operating activities, loans from related party and proceeds from sale of marketable securities. In 2012 cash received from operations, sale of marketable securities, proceeds from loan of related party was used primarily to repay borrowings under our Senior Credit Facility and investing in equipment for well service subsidiary. In 2011 our primary source of cash during the six month ended June 30, 2011 was cash flow from operating activities and loans from related parties. In 2011 cash received from operations and from related party was offset by repayments of borrowings under our Senior Credit Agreements and payments made on settled derivatives contracts.

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

	Six months Ended June 30,
	2012	2011
	(In thousands)
Cash flows provided by operating activities	$9,377	$692
Cash flows used in investing activities	(2,703)	(3,655)
Cash flows used in financing activities	(7,323)	(987)
Net decrease in cash	$(649)	$(3,950)

Operating Activities, During the first six months of 2012, compared to the first six months of 2011, net cash flow provided by operating activities increased by $8,685,000 to $9,377,000 This increase was primarily attributable to a net cash onetime payment in 2011 on settled derivatives contracts of $7,007,000, lower lease operating expenses which were partially offset by decrease in natural gas and natural gas liquids (“NGLs) revenues. The decrease in natural gas and NGLs revenues was caused by both decrease in natural gas and NGLs prices and as well as decrease in production volumes of natural gas and NGLs.  The decrease in revenues was primarily attributable to lower average gas prices for the quarter ended June 30, 2012 of $3.51/Mcf, compared to $4.93/Mcf and natural gas liquids average prices for the six month ended June 30, 2012 of $40.03/Bbl, compared to $45.41/ Bbl to the corresponding period in 2011.

Investing Activities, Net cash flows used in investing activities for the six months ended June 30, 2012 and 2011 were $2,703,000 and $3,655,000, respectively. During the first six month of 2012 the Company invested in equipment for its well service subsidiary and oil and gas properties in the amount of $7,669,000 which were partially offset by proceeds from sale of investment in marketable securities in the amount of $4,373,000.

Financing Activities, Net cash flows used in financing activities were $7,323,000 and $987,000 for the six months ended June 30, 2012 and 2011, respectively. The Company has fully repaid the outstanding debt under Senior Credit Facility in the amount of $20,000,000 which was partially offset by new borrowings of $13,500,000 from a related party.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Selected Data

	Three Months Ended June 30,
	2012	2011
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$10,282	$11,571
Production Services	2,368	-
Other	178	176
Total revenues and other	12,828	11,747

Cost and expenses	10,563	10,727
Other income	(1,669)	(981)
Income tax expenses	1,342	700
Net income attributable to common shareholders	2,592	1,301
Net income attributable to common non-controlling interests	102	-
Net income attributable to Isramco	2,490	1,301
Earnings per common share – basic	$0.92	$0.48
Earnings per common share – diluted	$0.92	$0.48

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$5,322	$4,309
Sales volumes (MMBOE)	205	200

Average cost per MBOE:
Production (excluding transportation and taxes)	$18.78	$26.46
General and administrative	$4.34	$4.63
Depletion	$14.51	$14.60

(1) See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the second quarter of 2012, our net income was $2,490,000 or $0.92 per share. This compares to net income of $1,301,000 or $0.48 per share, for the second quarter of 2011.

This increase was primarily due to an increase in revenues from well service activities, a decrease in lease operating expenses and a decrease in interest expenses which were partially offset by a decrease of natural gas and natural gas liquids ("NGLs") sales compared to the second quarter of 2011

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Gas sales	$1,853	$3,008	(38)%
Oil sales	7,357	6,894	7
Natural gas liquid sales	1,072	1,669	(36)
Total	$10,282	$11,571	(11)%

Our sales revenues for the second quarter of 2012 decreased by 11% when compared to same period in 2011, due to lower prices received for oil, gas, and NGLs and decrease in volume produced for natural gas and NGLs. That was partially offset by increase in crude oil production volume.

Volumes and Average Prices

	Three Months Ended June 30,
	2012	2011	Δ vs. 2011
Natural Gas
Sales volumes Mmcf	552.44	564.27	(2)%
Average Price per Mcf (1)	$3.35	$5.33	(37)
Total gas sales revenues (thousands)	$1,853	$3,008	(38)%

Crude Oil
Sales volumes MBbl	80.83	68.40	18%
Average Price per Bbl (1)	$91.02	$100.80	(10)
Total oil sales revenues (thousands)	$7,357	$6,894	7%

Natural gas liquids
Sales volumes MBbl	32.60	37.71	(14)%
Average Price per Bbl (1)	$32.89	$44.25	(26)
Total natural gas liquids sales revenues (thousands)	$1,072	$1,669	(36)%

(1) Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 2%, crude oil sales volumes increased by 18% and natural gas liquids sales volumes decreased by 14% for the second quarter of 2012 compared to the same period of 2011.

Our average natural gas price received for the second quarter of 2011 decreased by 37%, or $1.98 per Mcf, when compared to the same period of 2011. Our average crude oil price for the second quarter of 2011 decreased by 10%, or $9.78 per Bbl, when compared to the same period of 2011. Our average natural gas liquids price for the second quarter of 2012 decreased by 26%, or $11.36 per Bbl, when compared to the same period of 2011.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended June 30, 2012 compared to the same period of 2011.

In thousands	Natural Gas	Oil	Natural gas liquids
2011 sales revenues	$3,008	$6,894	$1,669
Changes associated with sales volumes	(201)	655	(339)
Changes in prices	(954)	(192)	(258)
2012 sales revenues	$1,853	$7,357	$1,072

Operating Expenses

	Three Months Ended June 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Lease operating expense, transportation and taxes	$4,841	$6,610	(27%)
Depreciation, depletion and amortization	2,981	2,923	2
Accretion expense	217	210	3
Loss from plugging and abandonment of wells	149	57	161
General and administrative	892	927	(4)
	$9,080	$10,727	(15)%

During three months ended June 30, 2012, our operating expenses decreased by 15% when compared to the same period of 2011 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 27%, or $1,769,000, in 2012 when compared to 2011.  This decrease was the result of lower number of workovers performed on our operated properties than in the first half of 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $7.68 per MBOE to $18.78 per MBOE in 2012 from $26.46 per MBOE in 2011.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance, commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A increased by 2%, or $58,000 in 2012 when compared to 2011, primarily due to higher production (MBOE) which was partially offset by higher prices in 2011 (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2011 impairment of $4,034,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $(0.09) per MBOE to $14.51 per MBOE in 2012 from $14.60 per MBOE in 2011.

•	Accretion expense for asset retirement obligations slightly increased by 3%, or $7,000, in 2012 when compared to 2011.
•
Loss from plugging and abandonment expenses increased by 161%, or $92,000 in 2012 when compared to 2011 primarily due to work resulting from plugging operations in compliance with requirements of state and federal regulations governing our wells.

•	General and administrative expenses decreased by 4%, or $35,000 in 2012 when compared to 2011.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Interest expense, net	$1,553	$1,950	(20)%
Net gain on derivative contracts	(3,222)	(2,931)	10
	$(1,669)	$(981)	70%

Interest expense.  Isramco’s interest expense decreased by 20%, or $397,000, for the three months ended June 30, 2012 compared to the same period of 2011.  This decrease was primarily due to lower average outstanding loans balance during the second quarter of 2012 comparing to 2011.

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

At June 30, 2012, the Company had a $3.37 million commodity derivative asset, of which $1.6 million was classified as current. For the three months ended June 30, 2012, the Company recorded a net derivative gain of $3.22 million ($3.35 million unrealized gain and a $0.13 million loss from net cash paid on settled contracts).

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

	Three Months Ended June 30,
In thousands	2012	2011
Income from operations before income taxes	$3,934	$2,001
Depreciation, depletion and amortization expense	2,981	2,923
Interest expense	1,553	1,950
Unrealized loss (gain) on derivative contract	(3,363)	(2,775)
Accretion Expenses	217	210
Consolidated Adjusted EBITDAX	$5,322	$4,309

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Selected Data

	June 30,
	2012	2011
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$20,499	$22,553
Production Services	3,481	-
Other	312	344
Total revenues and other	24,292	22,897

Cost and expenses	20,101	20,258
Other expense (income)	(2,114)	7,261
Income tax expense (benefit)	2,171	(1,617)
Net income (loss) attributable to common shareholders	4,134	(3,005)
Net income attributable to non-controlling interests	102	-
Net income (loss) attributable to Isramco	4,032	(3,005)
Earnings (loss) per common share - basic	$1.48	$(1.11)
Earnings (loss) per common share - diluted	$1.48	$(1.11)

Weighted average number of shares outstanding-basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$14,338	$2,595
Sales volumes (MMBOE)	386	404

Average cost per MBOE:
Production (excluding transportation and taxes)	$18.81	$22.60
General and administrative	$5.39	$4.98
Depletion	$14.17	$14.65

(1) See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net income, in the six months ended June 30, 2012, our net income was $4,032,000 or $1.48 per share. This compares to net loss of $3,005,000, or $(1.11) per share, for the same period of 2011.

This increase was primarily due to the impact of a loss on derivatives of ($3,158,000) in 2011, compared to a gain on derivatives of $1,560,000 in 2012, realized gain on sale of marketable securities of $3,650,000, a decrease in lease operating expenses and a decrease in interest expenses in 2012. In addition, results of operations from well service subsidiary add to the increase. The increase was partially offset by lower natural gas and NGLs sales revenues as a result of a decrease in natural gas and NGLs prices and a decrease in natural gas and NGLs production.

Revenues, Volumes and Average Prices

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Gas sales	$3,704	$5,563	(33)%
Oil sales	14,289	13,501	6
Natural gas liquid sales	2,506	3,489	(28)
Total	$20,499	$22,553	(9)%

Our sales revenues for the six months ended June 30, 2012 decreased by 9% when compared to same period of 2011 due to lower prices received for oil, natural gas and condensate and NGLs and decreased production volumes for natural gas and NGLs.

Volumes and Average Prices

	Six Months Ended June 30,
	2012	2011	Δ vs. 2011
Natural Gas
Sales volumes Mmcf	1,054.65	1,128.00	(7)%
Average Price per Mcf (1)	$3.51	$4.93	(29)
Total gas sales revenues (thousands)	$3,704	$5,563	(33)%

Crude Oil
Sales volumes MBbl	147.99	139.17	6%
Average Price per Bbl (1)	$96.55	$97.01	(0.5)
Total oil sales revenues (thousands)	$14,289	$13,501	6%

Natural gas liquids
Sales volumes MBbl	62.60	76.83	(19)%
Average Price per Bbl (1)	$40.03	$45.41	(12)
Total natural gas liquids sales revenues (thousands)	$2,506	$3,489	(28)%

(1) Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 7%, natural gas liquids sales volumes by 19% and crude oil sales volumes increased by 6% for the six months ended June 30, 2012 compared to the same period of 2011.

Our average natural gas price for the six months ended June 30, 2012 decreased by 29%, or $1.42 per Mcf, when compared to the same period of 2011. Our average crude oil price for the six months ended June 30, 2012 decreased by 0.5% or $0.46 per Bbl, when compared to the same period of 2011. Our average natural gas liquids price for the six months ended June 30, 2012 decreased by 12%, or $5.38 per Bbl, when compared to the same period of 2011.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the six months ended June 30, 2012 compared to the same period of 2011.

In thousands	Natural Gas	Oil	Natural gas liquids
2011 sales revenues	$5,563	$13,501	$3,489
Changes associated with sales volumes	(362)	856	(646)
Changes in prices	(1,497)	(68)	(337)
2012 sales revenues	$3,704	$14,289	$2,506

Operating Expenses

	Six Months Ended June 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Lease operating expense, transportation and taxes	$9,458	$11,738	(19)%
Depreciation, depletion and amortization	5,474	5,920	(8)
Accretion expense	434	418	4
Loss from plug and abandonment	324	170	91
General and administrative	2,082	2,012	3
	$17,772	$20,258	(12)%

During six months ended June 30, 2012, our operating expenses decreased by 12% when compared to the same period of 2011 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 19%, or $2,280,000, in 2012 when compared to 2011. This decrease was the result of reduced number of workovers performed on our operated properties in the first half of 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $3.79 per MBOE to $18.81 per MBOE in 2012 from $22.60 per MBOE in 2011.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 8%, or $(446,000), in 2012 when compared to 2011, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2011 impairment of $4,034,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $(0.48) per MBOE to $14.17 per MBOE in 2012 from $14.65 per MBOE in 2011.

•	Accretion expense for asset retirement obligations increased by 4%, or $16,000, in 2012 when compared to 2011.

•
Loss from plugging and abandonment expenses increased  by 91%, or $154,000 in 2012 when compared to 2011, primarily due to plugging operations required by state and federal regulations applicable to our wells.

•	General and administrative expenses increased by 3%, or $70,000 in 2012 when compared to 2011 primarily due to higher professional services expenses.

Other expenses (income)

	Six Months Ended June 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Interest expense, net	$3,112	$4,103	(24)%
Realized gain on marketable securities	(3,650)	-	-
Net loss (gain) on derivative contracts	(1,560)	3,158	(149)
Currency exchange rate differences	(16)	-	-
	$(2,114)	$7,261	(129)%

Interest expense.  Isramco’s interest expense decreased by 24%, or $991,000, for the six months ended June 30, 2012 compared to the same period of 2011.  This decrease was primarily due to onetime expense paid to Macquarie Bank, N.A in 2011 in connection with assignment and transfer of Wells Fargo Senior Credit Facility and the lower average outstanding balance of the loans during the six month ended June 30, 2012.

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

At June 30, 2012, the Company had a $3.37 million commodity derivative asset, of which $1.6 million was classified as current. For the six months ended June 30, 2012, the Company recorded a net derivative gain of $1.56 million ($0.99 million unrealized gain and a $0.57 million gain from net cash received on settled contracts).

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

	Six Months Ended June 30,
In thousands	2012	2011
Income (loss) from operations before income taxes	$6,305	$(4,622)
Depreciation, depletion and amortization expense	5,474	5,920
Interest expense	3,112	4,103
Unrealized gain on derivative contract	(987)	(3,224)
Accretion Expenses	434	418
Consolidated Adjusted EBITDAX	$14,338	$2,595

The Consolidated Adjusted EBITDAX increased due to settlement of oil and gas hedging positions in the approximate amount of $7,000,000 in 2011 and a realized gain on sale of marketable securities of $3,650,000 in 2012.

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

ITEM 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1.       Legal Proceedings

We disclosed information in our quarterly report on Form 10-Q  for the three months ended September 30, 2011 relating to two putative shareholder derivative petitions that were filed by individual shareholders of the Company in the District Court of Harris County, Texas.  These petitions each named certain of our officers and directors as defendants.  Each of these suits claims that the corporation was damaged as a result of various breaches of fiduciary duty, self dealing and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich Global, Ltd. (an affiliate of the Company) (the “Restated Agreement”), primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon. On or about April 6, 2011, a third complaint was filed in the 295th District Court of Harris County, Texas by Yuval Ran, who claimed to be a shareholder, against certain of our officers and directors and several corporate parties controlled by Haim Tsuff.  As with the prior suits, this complaint alleged various breaches of duty, self dealing and other wrongdoing in connection with the Restated Agreement, primarily on the part of the Haim Tsuff and Jackob Maimon.  In addition, this suit alleged claims relating to other transactions between the Company and entities controlled by Haim Tsuff, including but not limited to the loan transactions between the Company and related parties, the lease and sale of a cruise ship, and the closure of the Company’s Israel branch office.  The third complaint was transferred to the 55th Judicial District Court of Harris County, Texas, by order signed April 20, 2011, and consolidated with the above-described first and second complaints by order signed May 21, 2011, into a single case, called “Lead Cause No. 2010-34535; In Re Isramco, Inc. Shareholder Derivative Litigation; In the 55th Judicial District Court of Harris County, Texas (the “Derivative Litigation”).

We also disclosed information in our quarterly report on Form 10-Q for the three months ended September 30, 2011 relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011 in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 and described above. The Company filed motions in the Chancery Court to Dismiss or Stay the lawsuit and, by order dated October 20, 2011, the case was dismissed. The plaintiff did not appeal. Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied. Mr. Lapiner then filed a motion for attorney’s fees that was also denied.  On December 12, 2011 the court approved the terms of the mediated settlement and entered final order and judgment in the case.  The Company paid plaintiff attorney’s fees in the amount of $1,000,000 and made the amendments to its bylaws, committee charters and other corporate governance changes that were agreed to in connection with the settlement.

After the judgment was rendered in the Derivative Litigation, Mr. Lapiner filed a motion for new trial and on February 12, 2012 filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas. A Motion To Dismiss the appeal has been filed by the Company (as well as other appellees) stating, among other things, that the court of appeals does not have jurisdiction to hear the appeal because Yuval Lapiner did not have standing to bring the derivative action and, therefore, does not have standing to appeal from the approval of the settlement and because on procedural grounds the February 12, 2012, Notice of Appeal was untimely.  The case remains on appeal.

ITEM 1A.     Risk Factors

None

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.       Default Upon Senior Securities

None

ITEM 4.       Removed and Reserved

None

ITEM 5.       Other Information

None

ITEM 6.       Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
33.1	Loan Agreement dated as of April 29, 2012 between Isramco, Inc. and I.O.C. – Israel Oil Company, Ltd.($10 million).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

ISRAMCO, INC

Date: AUGUST 9, 2012	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: AUGUST 9, 2012	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)