Form 10-Q
period 2012-09-30
ISRAMCO INC
filed 2012-11-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of November 9, 2012, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of September 30, 2012	As of December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,138	$2,122
Accounts receivable, net	10,441	6,459
Restricted and designated cash	61	290
Deferred tax assets	2,875	2,539
Derivative asset	-	961
Prepaid expenses and other	331	706
Total Current Assets	15,846	13,077

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	230,060	225,108
Advanced payment for equipment	300	650
Service Equipment and other	16,351	6,860
Total Property and Equipment	246,711	232,618
Accumulated depreciation, depletion and amortization	(113,890)	(105,224)
Net Property and Equipment	132,821	127,394

Marketable securities, at market	-	4,554
Derivative asset	-	1,421
Deferred tax assets and other	4,793	5,461
Total assets	$153,460	$151,907
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,320	$9,360
Bank overdraft	-	823
Current maturities of long-term debt	-	20,000
Due to related party and accrued interest	61,941	25,518
Total current liabilities	74,261	55,701

Due to related party and accrued interest	42,075	60,408

Other Long-term Liabilities:
Asset retirement obligations	17,746	17,250

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,268	23,194
Accumulated deficit	(3,895)	(6,768)
Accumulated other comprehensive income	-	2,254
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	19,236	18,543
Non controlling interest	142	5
Total equity	19,378	18,548
Total liabilities and shareholders’ equity	$153,460	$151,907

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Revenues
Oil and gas sales	$9,931	$11,002	$30,430	$33,555
Production Services	2,617	-	6,098	-
Office services	157	148	409	453
Other	50	27	110	66
Total revenues	12,755	11,177	37,047	34,074

Operating expenses
Lease operating expense, transportation and taxes	5,015	5,116	14,473	16,854
Depreciation, depletion and amortization	3,192	3,018	8,666	8,938
Accretion expense	221	216	655	634
Production Services	1,941	-	4,270	-
Loss (gain) from plug and abandonment	(7)	37	317	207
General and administrative	1,176	907	3,258	2,919
Total operating expenses	11,538	9,294	31,639	29,552
Operating income	1,217	1,883	5,408	4,522

Other expenses (income)
Interest expense, net	1,625	1,987	4,737	6,090
Realized gain on marketable securities	-	(15,910)	(3,650)	(15,910)
Net loss (gain) on derivative contracts	1,341	(6,801)	(219)	(3,643)
Currency exchange rate differences	-	-	(16)	-
Total other expenses (income)	2,966	(20,724)	852	(13,463)

Income (Loss) before income taxes	(1,749)	22,607	4,556	17,985
Income tax (expense) benefit	625	(7,913)	(1,546)	(6,296)

Net Income (loss)	$(1,124)	$14,694	$3,010	$11,689
Net income attributable to non-controlling interests	35	-	137	-
Net Income (loss) attributable to Isramco	$(1,159)	$14,694	$2,873	$11,689

Earnings (loss) per share – basic:	$(0.43)	$5.41	$1.06	$4.30

Earnings (loss) per share – diluted:	$(0.43)	$5.41	$1.06	$4.30

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income (loss)	$(1,124)	$14,694	$3,010	$11,689
Other comprehensive income
Available-for-sale securities, net of taxes	-	(11,152)	(2,254)	(8,002)
Change in unrealized gains on hedging instruments, net of taxes	-	-	-	22
Comprehensive income (loss)	$(1,124)	$3,542	$756	$3,709
Comprehensive income attributable to non-controlling interests	35	-	137	-
Comprehensive income (loss) attributable to Isramco	$(1,159)	$3,542	$619	$3,709

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2012	2011

Cash Flows From Operating Activities:
Net income	$3,010	$11,689
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	8,666	8,938
Accretion expense	655	634
Changes in deferred taxes	1,546	6,296
Net unrealized (gain) loss on derivative contracts	2,382	(9,156)
Amortization of debt cost	70	189
Realized gain on marketable securities	(3,650)	(15,910)
Changes in components of working capital and other assets and liabilities
Accounts receivable	(3,981)	438
Prepaid expenses and other current assets	305	(85)
Due to related party	4,591	2,314
Accounts payable and accrued liabilities	562	(715)
Net cash provided by operating activities	14,156	4,632

Cash flows from investing activities:
Addition to property and equipment, net	(11,857)	(5,683)
Restricted cash and deposit, net	229	(2,000)
Proceeds from sale of gas properties and equipment	-	32
Proceeds from sale of marketable securities	4,737	12,215
Net cash provided by (used in) investing activities	(6,891)	4,564

Cash flows from financing activities:
Repayment on loans – related parties, net	-	(5,498)
Proceeds on loans – related parties, net	13,500	11,000
Repayment of long-term debt	(20,000)	(17,075)
Borrowings (repayments) of short - term debt, net	(823)	1,508
Proceeds from short swing profits parent company	74	-
Net cash used in financing activities	(7,249)	(10,065)

Net increase (decrease) in cash and cash equivalents	16	(869)
Cash and cash equivalents at beginning of period	2,122	5,657
Cash and cash equivalents at end of period	$2,138	$4,788

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Isramco’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2012 and 2011 and Isramco’s financial position as of September 30, 2012.

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

Risk Management Activities

The Company follows Accounting Standards Codification (ASC) 815, Derivatives and Hedging. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production base. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company has elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net loss (gain) on derivative contracts” on the consolidated statements of operations.

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

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30
	2012	2011
Interest	$176	$3,684

Income taxes	-	-

The consolidated statements of cash flows exclude the following non-cash transactions:

    Oil and gas properties of $2,218,000 included in accounts payable

Note 3 - Derivative Contracts

On August 15, 2012, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for outstanding hedge positions.

At September 30, 2012, the Company did not have a commodity derivative asset. For the nine months ended September 30, 2012, the Company recorded a net derivative gain of $0.2 million ($2.4 million unrealized loss and a $2.6 million gain from net cash received on settled contracts).

At September 30, 2011, the Company had an $8.2 million commodity derivative asset, of which $4.5 million was classified as current. For the nine months ended September 30, 2011, the Company recorded a net derivative gain of $3.6 million ($9.2 million unrealized gain and a $5.6 million loss from net cash paid on settled contracts).

Note 4 - Debt and Interest Expense

Debt as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Libor + 2% Bank Revolving Credit Facility due 2012	-	20,000
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	-
Libor + 5.5% Related party Debt	10,000	-
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	41,861	41,861
Libor + 5.5% Related party Debt	6,456	6,456
	91,317	97,817
Less: Current Portion of Long-Term Debt	(49,242)	(37,642)
Total	42,075	60,175

Senior Secured Revolving Credit Agreements

The Company entered into a Senior Secured Revolving Credit Agreement, dated as of March 27, 2008 and Amended and Restated as of December 19, 2008 (such Agreement as amended, “Senior Credit Agreement”), with each of the lenders from time to time party thereto (the “Lenders”).  The Bank of Nova Scotia was the administrative agent for the Lenders. The Senior Credit Agreement originally provided for a $150 million facility due in 2012 with a borrowing base of $54 million that was redetermined from time to time and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors (such credit facility, as redetermined, the “Senior Credit Facility”). During the fourth quarter of 2011 the Lenders reduced the borrowing base to zero.

On April 27, 2012, The Company entered into the Fourth Amendment to the Credit Agreement with Lenders, formalizing the election to pay the $20,000,000 borrowing base deficiency in six monthly installments of $3,333,333.33.
The amendment also changed the termination date of credit agreement to June 29, 2012.

As of June 29, 2012 the Company has fully paid all amounts owed and terminated the Senior Credit Facility with the Lenders.

On August 15, 2012, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for outstanding hedge positions.

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

On April 29, 2012, the Company entered into another Loan Agreement with IOC, pursuant to which it borrowed $10,000,000. The loan bears interest of Libor+5.5% per annum and matures on April 30, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan was funded by IOC in three monthly installments starting April 2012. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts that were due to the Lenders under the Senior Credit Facility that was paid in full June 29, 2012.

Interest expense

The following table summarizes the amounts included in interest expense for the nine months ended September 30, 2012 and 2011(in thousands):

	Nine Months Ended September 30
	2012	2011
Current debt, long-term debt and other - banks corporation	$245	$1,156
Long-term debt – related parties	4,492	4,934
	$4,737	$6,090

Note 5 - Sale of Marketable Securities

During February 2012 the Company sold all of its investment in shares of Jerusalem Oil Exploration Ltd. (“JOEL”) to Equital Ltd. Both JOEL and Equital Ltd. are related parties of Isramco Inc.  JOEL is also a subsidiary of Equital Ltd. The Company received net proceeds of $4,737,000 and recorded a net gain of $3,650,000.

Note 6 - Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income (loss)	$(1,124)	$14,694	$3,010	$11,689
Other comprehensive income
Available-for-sale securities, net of taxes	-	(11,152)	(2,254)	(8,002)
Change in unrealized gains on hedging instruments, net of taxes	-	-	-	22
Comprehensive income (loss)	$(1,124)	$3,542	$756	$3,709

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2012 and December 31, 2011. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2012.

September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$—	$—	$—	$—
Commodity derivatives	—	—	—	—

Total	$—	$—	$—	$—

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$4,554	$—	$—	$4,554
Commodity derivatives	—	2,382	—	2,382

Total	$4,554	$2,382	$—	$6,936

Marketable securities listed above are carried at fair value. The Company is able to value its marketable securities based on quoted fair values for identical instruments, which resulted in the Company reporting its marketable securities as Level 1.

Derivatives listed above include swaps that are carried at fair value. The Company records the net change in the fair value of these positions in “Net loss (gain) on derivative contracts” in the Company’s consolidated statements of operations, in case of commodity derivatives, and in “Other comprehensive income”, in case of  interest rate derivatives. The Company is able to value these assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves.

As of December 31, 2011, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreements.
As of September 30, 2012, the Company did not have derivative contracts, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for outstanding hedge positions.

Note 8 - Segment Information

Isramco’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences, unique technology, distribution and marketing requirements. The Company’s two reporting segments are oil and gas exploration and production and well service. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The well service segment is engaged in rig-based and workover services, well completion and recompletion services, plugging and abandonment of wells and other ancillary oilfield services.

Oil and Gas Exploration and Production Segment

Our Oil and Gas segment is engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 589 wells located mainly in Texas in New Mexico.

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

Note 8 - Segment Information (Continuing)

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

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended September 30, 2012:
Sales revenues	$9,931	$2,617	$-	$12,548
Intersegment revenues	-	349	(349)	-
Office services and other	237	-	(30)	207

Total revenues and other	10,168	2,966	(379)	12,755

Operating costs and expenses	9,359	2,558	(379)	11,538
Net gain on derivatives, contracts	1,341	-	-	1,341
Realized gain on marketable securities	-	-	-	-
Interest expenses, net	1,395	230	-	1,625

Total expenses and other	12,095	2,788	(379)	14,504

Income (loss) before income taxes	$(1,927)	$178	$-	$(1,749)
Net Income (loss)	(1,252)	128	-	(1,124)
Net income attributable to noncontrolling interests	-	35	-	35
Net Income (loss) attributable to Isramco	(1,252)	93	-	(1,159)
Total Assets	$134,460	$19,000	$-	$153,460

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended September 30, 2011:
Sales revenues	$11,002	$-	$-	$11,002
Intersegment revenues	-	-	-	-
Office services and other	175	-	-	175

Total revenues and other	11,177	-	-	11,177

Operating costs and expenses	9,294	-	-	9,294
Net gain on derivatives, contracts	(6,801)	-	-	(6,801)
Realized gain on marketable securities	(15,910)	-	-	(15,910)
Interest expenses, net	1,987	-	-	1,987

Total expenses (income) and other	(11,430)	-	-	(11,430)

Income before income taxes	$22,607	$-	$-	$22,607
Net Income	14,694	-	-	14,694
Net income attributable to noncontrolling interests	-	-	-	-
Net Income attributable to Isramco	14,694	-	-	14,694
Total Assets	$164,771	$-	$-	$164,771

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations		Total
Nine Months Ended September 30, 2012:
Sales revenues	$30,430	$6,098		$-	$36,528
Intersegment revenues	-	1,007		(1,007)	-
Office services and other	609	-		(90)	519

Total revenues and other	31,039	7,105		(1,097)	37,047

Operating costs and expenses	26,848	5,888		(1,097)	31,639
Net gains on derivatives, contracts	(219)	-		-	(219)
Realized gain on marketable securities	(3,650)	-		-	(3,650)
Interest expenses, net	4,206	531		-	4,737
Other income, net	(16)	-		-	(16)

Total expenses and other	27,169	6,419		(1,097)	32,491

Income before income taxes	$3,870	$686		$-	$4,556
Net Income	2,516	494		-	3,010
Net income attributable to noncontrolling interests	-	137		-	137
Net Income attributable to Isramco	2,516	357		-	2,873
Total Assets	$134,460	$19,000	$		$153,460

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Nine Months Ended September 30, 2011:
Sales revenues	$33,555	$-	$-	$33,555
Intersegment revenues	-	-	-	-
Office services and other	519	-	-	519

Total revenues and other	34,074	-	-	34,074

Operating costs and expenses	29,552	-	-	29,552
Net gains on derivatives, contracts	(3,643)	-	-	(3,643)
Realized gain on marketable securities	(15,910)	-	-	(15,910)
Interest expenses, net	6,090	-	-	6,090

Total expenses and other	16,089	-	-	16,089

Income before income taxes	$17,985	$-	$-	$17,985
Net Income	11,689	-	-	11,689
Net income attributable to noncontrolling interests	-	-	-	-
Net Income attributable to Isramco	11,689	-		11,689
Total Assets	$164,771	$-	$-	$164,771

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

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2012 was cash flow from operating activities, loans from related party lender (“Related Party Loans”) and net proceeds from sale of our investment in shares of JOEL Jerusalem Oil Exploration Ltd, (“JOEL”) a related party. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

In February, 2012 the Company sold all of its shares of an investment in a company called JOEL. The net proceeds of $4,737,000 from sale were used for to reduce principal amounts owed under our Senior Credit Agreement.

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

Debt

	As of September 30,	As of December 31,
	2012	2011
Long – term debt – related party	$42,075	$60,211
Short – term debt – related party	19,955	6,456
Current maturities of long-term debt, short-term debt and bank overdraft	29,287	32,009
Total debt	91,317	98,676

Stockholders’ equity	19,378	18,548

Debt to capital ratio	82.5%	84%

As of September 30, 2012, our total debt was $91,317,000, compared to total debt of $98,676,000 at December 31, 2011. During the nine months ended September 30, 2012 the Company repaid all outstanding balances under its Senior Credit Facility.

On March 29, 2012, the Company entered into a Loan Agreement with I.O.C, pursuant to which it borrowed the sum of $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of certain of the amounts were due under the Senior Credit Facility at maturity, which was paid off in full June 29, 2012.

On April 29, 2012 the company entered into a Loan Agreement with I.O.C, pursuant to which it borrowed an additional $10,000,000. The loan bears interest of Libor+5.5% per annum and payable on April 30, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan was funded by Lender in three monthly installments starting April 2012. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts due under the Senior Credit Facility which was paid off in full June 29, 2012.

Cash Flow

Our primary source of cash during the nine months ended September 30, 2012 was cash flow from operating activities, loans from related party and proceeds from sale of shares of marketable securities of JOEL to an affiliate. In 2012 cash received from operations, sale of marketable securities, proceeds from loan of related party was used primarily to repay borrowings under our Senior Credit Facility and investing in equipment for well service subsidiary. Our primary source of cash during the nine months ended September 30, 2011 was cash flow from operating activities, loans from related party and proceeds from sale of investment in shares of MediaMind Ltd. In 2011 cash received from operations and from related party was offset by repayments of borrowings under our Senior Credit Agreements, purchase of equipment and payments made on settled derivatives contracts.

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

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows provided by operating activities	$14,156	$4,632
Cash flows provided by (used in) investing activities	(6,891)	4,564
Cash flows used in financing activities	(7,249)	(10,065)
Net increase (decrease) in cash	$16	$(869)

Operating Activities, During the nine months of 2012, compared to the nine months of 2011, net cash flow provided by operating activities increased by $9,524,000 to $14,156,000 This increase was primarily attributable to a net cash onetime payment in 2011 on settled derivatives contracts of $7,007,000, lower lease operating expenses which were partially offset by decrease in natural gas and natural gas liquids (“NGLs) revenues. The decrease in natural gas and NGLs revenues was caused by both decrease in natural gas and NGLs prices and as well as decrease in production volumes of natural gas and NGLs.  The decrease in revenues was primarily attributable to lower average gas prices for the nine months ended September 30, 2012 of $3.60/Mcf, compared to $4.89/Mcf and natural gas liquids average prices for the nine months ended September 30, 2012 of $36.93/Bbl, compared to $47.64/ Bbl to the corresponding period in 2011.

Investing Activities, Net cash flows provided (used) in investing activities for the nine months ended September 30, 2012 and 2011 were $(6,891,000) and $4,564,000, respectively. During the nine months of 2012 the Company invested in equipment for its well service subsidiary and auxiliary equipment for oil and gas operations amount of $9,141,000 and $2,716,000 in oil and gas properties. These investments of $11,857,000 were partially offset by proceeds from sale of investment in marketable securities in the amount of $4,737,000.

Financing Activities, Net cash flows used in financing activities were $(7,249,000) and $(10,065,000) for the nine months ended September 30, 2012 and 2011, respectively. The Company has fully repaid the outstanding debt under Senior Credit Facility in the amount of $20,000,000 which was partially offset by new borrowings of $13,500,000 from a related party.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Selected Data
	Three Months Ended September 30,
	2012	2011
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$9,931	$11,002
Production Services	2,617	-
Other	207	175
Total revenues and other	12,755	11,177

Cost and expenses	11,538	9,294
Other expenses (income)	2,966	(20,724)
Income tax (expenses) benefit	625	(7,913)
Net income (loss) attributable to common shareholders	(1,124)	14,694
Net income attributable to non-controlling interests	35	-
Net income (loss) attributable to Isramco	(1,159)	14,694
Earnings (loss) per common share – basic	$(0.43)	$5.41
Earnings (loss) per common share – diluted	$(0.43)	$5.41

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$6,658	$21,896
Sales volumes (MMBOE)	198	202

Average cost per MBOE:
Production (excluding transportation and taxes)	$20.23	$18.51
General and administrative	$5.93	$4.49
Depletion	$15.09	$14.95

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income (loss), in the third quarter of 2012, our net loss was $(1,159,000) thousand, or $(0.43) per share. This compares to net income of $14,694,000 thousand, or $5.41 per share, for the third quarter of 2011.

This decrease was primarily due to sale of our investment in shares of Media Mind in 2011, net loss from derivative contracts in 2012 that were partially offset by increase in revenues from well service activities and decrease in income taxes. This increase was partially offset by decreased revenues from natural gas and natural gas liquids ("NGLs") sales comparing to the third quarter of 2011.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Gas sales	$2,037	$2,707	(25)%
Oil sales	6,922	6,411	8
Natural gas liquid sales	972	1,884	(48)
Total	$9,931	$11,002	(10)%

Our sales revenues for the third quarter of 2012 decreased by 10% when compared to same period in 2011, due to lower prices received for natural gas and NGLs and lower volumes produced of natural gas and NGLs. The lower revenues from natural gas and NGLs were partially offset by increase in crude oil production volume.

Volumes and Average Prices

	Three Months Ended September 30,
	2012	2011	Δ vs. 2011
Natural Gas
Sales volumes Mmcf (2)	540.23	564.10	(4)%
Average Price per Mcf (1)	$3.77	$4.80	(21)
Total gas sales revenues (thousands)	$2,037	$2,707	(25)%

Crude Oil
Sales volumes MBbl	76.75	71.86	7%
Average Price per Bbl (1)	$90.19	$89.21	1
Total oil sales revenues (thousands)	$6,922	$6,411	8%

Natural gas liquids
Sales volumes MBbl (2)	31.60	35.98	(12)%
Average Price per Bbl (1)	$30.76	$52.37	(41)
Total natural gas liquids sales revenues (thousands)	$972	$1,884	(48)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

The company’s natural gas sales volumes decreased by 4%, crude oil sales volumes increased by 7% and natural gas liquids sales volumes decreased by 12% for the third quarter of 2012 compared to the same period of 2011.

Our average natural gas price received for the third quarter of 2012 decreased by 21%, or $1.03 per Mcf, when compared to the same period of 2011. Our average crude oil price for the third quarter of 2011 increased by 1%, or $0.98 per Bbl, when compared to the same period of 2011. Our average natural gas liquids price for the third quarter of 2012 decreased by 41%, or $21.61 per Bbl, when compared to the same period of 2011.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended September 30, 2012 compared to the same period of 2011.

In thousands	Natural Gas	Oil	Natural gas liquids
2011 sales revenues	$2,707	$6,411	$1,884
Changes associated with sales volumes	(115)	436	(229)
Changes in prices	(555)	75	(683)
2012 sales revenues	$2,037	$6,922	$972

Operating Expenses

	Three Months Ended September 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Lease operating expense, transportation and taxes	$5,015	$5,116	(2)%
Depreciation, depletion and amortization (1)	2,994	3,018	(1)
Accretion expense	221	216	2
Loss from plugging and abandonment of wells	(7)	37	(119)
General and administrative	1,176	907	30
	$9,399	$9,294	1%

(1)	Excluding equipment depreciation expenses for well service subsidiary.

During three months ended September 30, 2012, our operating expenses increased by 1% when compared to the same period of 2011 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 2%, or $101,000, in 2012 when compared to 2011.  This decrease was the result of lower number of workovers performed on our operated properties than in the three months ended September 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $1.72 per MBOE to $20.23 per MBOE in 2012 from $18.51 per MBOE in 2011.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 1%, or $24,000 in 2012 when compared to 2011, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2011 impairment of $4,034,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense increased by $0.14 per MBOE to $15.09 per MBOE in 2012 from $14.95 per MBOE in 2011.

•	Accretion expense for asset retirement obligations slightly increased by 2%, or $5,000, in 2012 when compared to 2011.
•
Losses from plugging and abandonment expenses decreased by (119)%, or $44,000 in 2012 when compared to 2011 primarily due to reduction of number of properties required to be plugged by state and federal regulations governing our wells.

•	General and administrative expenses increased by 30%, or $269,000 in 2012 when compared to 2011 primarily due legal professional services.

Other expenses (income)

	Three Months Ended September 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Interest expense, net	$1,625	$1,987	(18)%
Realized gain on sale of investment	-	(15,910)	(100)
Net loss (gain) on derivative contracts	1,341	(6,801)	120
	$2,966	$(20,724)	114%

Interest expense.  Isramco’s interest expense decreased by 18%, or $362,000, for the three months ended September 30, 2012 compared to the same period of 2011.  This decrease was primarily due to lower average outstanding loan balances during the third quarter of 2012 comparing to 2011.

Sale of Marketable Securities.  In August 2011 the company sold all of its investment in a company called MediaMind Ltd. The realized gain from this transaction amounted to $15,910,000.

Net loss (gain) on derivative contracts. On August 15, 2012, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for outstanding hedge positions.

At September 30, 2012, the Company had a $0 commodity derivative asset. For the three months ended September 30, 2012, the Company recorded a net derivative loss of $1.34 million ($3.37 million unrealized loss and a $2.03 million gain from net cash received on settled contracts).

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

	Three Months Ended September 30,
In thousands except percentages	2012	2011
Income (loss) from operations before income taxes	$(1,749)	$22,607	(1)
Depreciation, depletion and amortization expense	3,192	3,018
Interest expense	1,625	1,987
Unrealized loss on derivative contract	3,369	(5,932)
Accretion Expenses	221	216
Consolidated Adjusted EBITDAX	$6,658	$21,896

(1)	Including net gain from sale of investment in shares of Media Mind in the amount of $15,910,000

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Selected Data
	September 30,
	2012	2011
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$30,430	$33,555
Production Services	6,098	-
Other	519	519
Total revenues and other	37,047	34,074

Cost and expenses	31,639	29,552
Other expense (income)	852	(13,463)
Income tax expense	1,546	6,296
Net income attributable to common shareholders	3,010	11,689
Net income attributable to non-controlling interests	137	-
Net income attributable to Isramco	2,873	11,689
Earnings per common share - basic	$1.06	$4.30
Earnings per common share - diluted	$1.06	$4.30

Weighted average number of shares outstanding-basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$20,996	$24,491
Sales volumes (MMBOE)	585	606

Average cost per MBOE:
Production (excluding transportation and taxes)	$19.29	$21.24
General and administrative	$5.57	$4.82
Depletion	$14.01	$14.75

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net income, in the nine months ended September 30, 2012 our net income was $2,873,000 or $1.06 per share. This compares to net income of $11,689,000, or $4.30 per share, for the same period of 2011.

This decrease was primarily due to net gain of $3,650,000 on sale of our investment in shares of Jerusalem Oil Exploration Ltd, (“JOEL”) a related party in 2012 comparing to net gain on sale of investment in shares of Media Mind in 2011 in the amount of $15,910,000, lower natural gas and NGLs sales revenues as a result of the decrease in natural gas and NGLs prices and decrease in production volumes of natural gas and NGLs, decrease in gains on derivative contracts which were partially offset by increase in revenues from well service activities, lower tax and interest expenses comparing to nine months ended September, 2012.

Revenues, Volumes and Average Prices

Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Gas sales	$5,740	$8,271	(31)%
Oil sales	21,211	19,910	7
Natural gas liquid sales	3,479	5,374	(35)
Total	$30,430	$33,555	(9)%

Our sales revenues for the nine months ended September 30, 2012 decreased by 9% when compared to same period of 2011 due to lower prices received for natural gas and condensate and NGLs and decreased production volumes for natural gas and natural gas liquids.

Volumes and Average Prices

	Nine Months Ended September 30,
	2012	2011	Δ vs. 2011
Natural Gas
Sales volumes Mmcf (2)	1,594.88	1,692.10	(6)%
Average Price per Mcf (1)	$3.60	$4.89	(26)
Total gas sales revenues (thousands)	$5,740	$8,271	(31)%

Crude Oil
Sales volumes MBbl	224.74	211.03	6%
Average Price per Bbl (1)	$94.38	$94.35	-
Total oil sales revenues (thousands)	$21,211	$19,910	7%

Natural gas liquids
Sales volumes MBbl (2)	94.20	112.81	(16)%
Average Price per Bbl (1)	$36.93	$47.64	(22)
Total natural gas liquids sales revenues (thousands)	$3,479	$5,374	(35)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 6%, natural gas liquids sales volumes by 16% and crude oil sales volumes increased by 6% for the nine months ended September 30, 2012 compared to the same period of 2011.

Our average natural gas price for the nine months ended September 30, 2012 decreased by 26%, or $1.29 per Mcf, when compared to the same period of 2011. Our average crude oil price for the nine months ended September 30, 2012 slightly increased by $0.03 per Bbl, when compared to the same period of 2011. Our average natural gas liquids price for the nine months ended September 30, 2012 decreased by 22%, or $10.71 per Bbl, when compared to the same period of 2011.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the nine months ended September 30, 2012 compared to the same period of 2011.

In thousands	Natural Gas	Oil	Natural gas liquids
2011 sales revenues	$8,271	$19,910	$5,374
Changes associated with sales volumes	(475)	1,293	(887)
Changes in prices	(2,056)	8	(1,008)
2012 sales revenues	$5,740	$21,211	$3,479

Operating Expenses

	Nine Months Ended September 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Lease operating expense, transportation and taxes	$14,473	$16,854	(14)%
Depreciation, depletion and amortization (1)	8,195	8,938	(8)
Accretion expense	655	634	3
Loss from plug and abandonment	317	207	53
General and administrative	3,258	2,919	12
	$26,898	$29,552	(9)%

(1)	Excluding equipment depreciation expenses for well service subsidiary.

During nine months ended September 30, 2012, our operating expenses decreased by 9% when compared to the same period of 2011 due to the following factors:

·
Lease operating expense, transportation cost and taxes decreased by 14%, or $2,381,000, in 2012 when compared to 2011.  This decrease was the result of reduced number of workovers on our operated properties during the nine months ended September 2012 comparing to the same period in 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $1.95 per MBOE to $19.29 per MBOE in 2012 from $21.24 per MBOE in 2011.

·
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 8%, or $(743,000), in 2012 when compared to 2011, primarily due to higher prices (per MBOE) that impacted our estimated total reserves, which are the basis for the depletion calculation, and the impact of a 2011 impairment of $4,034,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $(0.74) per MBOE to $14.01 per MBOE in 2012 from $14.75 per MBOE in 2011.

·
Accretion expense for asset retirement obligations increased by 3%, or $21,000 in 2012 when compared to 2011.

Loss from plugging and abandonment expenses increased by 53%, or $110,000 in 2012 when compared to 2011 primarily due to greater number of properties subject to plugging operations in compliance with requirements of state and federal regulations governing our wells.

·	General and administrative expenses increased by 12%, or $339,000 in 2012 when compared to 2011 primarily due to legal professional services.

Other expenses (income)

	Nine Months Ended September 30,
In thousands except percentages	2012	2011	Δ vs. 2011
Interest expense, net	$4,737	$6,090	(22)%
Realized gain on sale of marketable securities	(3,650)	(15,910)	77
Net gain on derivative contracts	(219)	(3,643)	94
Currency exchange rate differences	(16)	-
	$852	$(13,463)	106%

Interest expense. Isramco’s interest expense decreased by 22%, or $1,353,000, for the nine months ended September 30, 2012 compared to the same period of 2011.  This decrease was primarily due to onetime expense paid to Macquarie Bank, N.A in 2011 in connection with assignment and transfer of Wells Fargo Senior Credit Facility and the lower average outstanding balances of the loans during the nine months ended September 30, 2012.

Sale of Marketable Securities.  In August 2011 the company sold all of its investment in a company called MediaMind Ltd. The realized gain from this transaction amounted to $15,910,000. On February 2012 the Company has sold all of its investment in shares of Jerusalem Oil Exploration Ltd. (“JOEL”) to Equital Ltd. Both JOEL and Equital Ltd. are related parties of Isramco Inc.  JOEL is also a subsidiary of Equital Ltd. The Company recorded a net gain of $3,650,000.

Net gain on derivative contracts. On August 15, 2012, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for outstanding hedge positions.

At September 30, 2012, the Company did not have a commodity derivative asset. For the nine months ended September 30, 2012, the Company recorded a net derivative gain of $0.2 million ($2.4 million unrealized loss and a $2.6 million gain from net cash received on settled contracts).

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

	Nine Months Ended September 30,
In thousands except percentages	2012		2011
Income from operations before income taxes	$4,556	(1)	$17,985	(2)
Depreciation, depletion and amortization expense	8,666		8,938
Interest expense	4,737		6,090
Unrealized loss (gain) on derivative contract	2,382	(3)	(9,156)	(4)
Accretion Expenses	655		634
Consolidated Adjusted EBITDAX	$20,996		$24,491

(1)	Including net gain from sale of investment in shares of JOEL in the amount of $3,650,000
(2)	Including net gain from sale of investment in shares of Media Mind in the amount of $15,910,000
(3)	Gain from settlement of derivative contracts with Macquarie Bank in the amount of $1,737,000
(4)	Loss from settlement of derivative contracts with Wells Fargo Bank in the amount of $7,007,000

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk. If oil and natural gas prices decline significantly our ability to finance our capital budget and operations could be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have adopted a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The type of derivative instrument that we typically utilize is swaps. The total volumes which we hedge through the use of our derivative instruments vary from period to period. As of September 30, 2012 we do not have open derivative positions.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1.	Legal Proceedings

We disclosed information in our quarterly report on Form 10-Q  for the three months ended September 30, 2011 relating to two putative shareholder derivative petitions that were filed by individual shareholders of the Company in the District Court of Harris County, Texas.  These petitions each named certain of our officers and directors as defendants.  Each of these suits claims that the corporation was damaged as a result of various breaches of fiduciary duty, self dealing and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich Global, Ltd., an affiliate of the Company (the “Restated Agreement”), primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon, a former director. On or about April 6, 2011, a third complaint was filed in the 295th District Court of Harris County, Texas by Yuval Ran, who claimed to be a shareholder, against certain of our officers and directors and several corporate parties controlled by Haim Tsuff.  As with the prior suits, this complaint alleged various breaches of duty, self dealing and other wrongdoing in connection with the Restated Agreement, primarily on the part of the Haim Tsuff and Jackob Maimon.  In addition, this suit alleged claims relating to other transactions between the Company and entities controlled by Haim Tsuff, including but not limited to the loan transactions between the Company and related parties, the lease and sale of a cruise ship, and the closure of the Company’s Israel branch office.  The third complaint was transferred to the 55th Judicial District Court of Harris County, Texas, by order signed April 20, 2011, and consolidated with the above-described first and second complaints by order signed May 21, 2011, into a single case, called “Lead Cause No. 2010-34535; In Re Isramco, Inc. Shareholder Derivative Litigation; In the 55th Judicial District Court of Harris County, Texas (the “Derivative Litigation”).

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

On or about September 21, 2011, the Company’s former general counsel, Dennis Holifield, resigned. On or about October 12, 2011, Mr. Holifield submitted a “Summary Report” to the Securities and Exchange Commission (the “Summary Report”), in which made numerous factual allegations regarding Haim Tsuff, the Company‘s Chief Executive Officer and Chairman; Edy Francis, the Company’s Chief Financial Officer; Amir Sanker, the Company’s Asset Manager; and other Company personnel.  In the Summary Report, Mr. Holifield characterized the alleged conduct as illegal or criminal. Messrs. Tsuff, Francis, and Sanker have reviewed all of Mr. Holifield’s allegations and have advised the Company that they have not engaged in any criminal conduct or other illegal activity. On November 3, 2011, the Company’s Board of Directors designated a committee of independent directors consisting of Max Pridgeon and Asaf Yarkoni which was directed to investigate all of the Holifield allegations and report back to the full board and make any recommendations, if any, for corrective action. As of the date of this report, the independent committee has not completed its investigation.

On October 31, 2011 the Company received a written demand from, Mr. Holifield’s attorney for $900,000 for an employment claim.  No action has been filed.

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

ISRAMCO, INC

Date: NOVEMBER 9, 2012	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 9, 2012	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)