Form 10-K/A
period 2011-12-31
ISRAMCO INC
filed 2012-12-27
CIK 719209

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ❒ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer“ ,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ❒                           Accelerated filer  ☒                        Non-accelerated filer  ❒                        Smaller Reporting Company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ❒  No  ☒

As of December 20,, 2012, there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at December 20, 2012, based on the last sale price of such equity reported on the NASDAQ market, was approximately $99.5 million.

EXPLANATORY NOTE

Isramco, Inc. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 23, 2012. The purpose of this Form 10-K/A, Amendment No. 1, is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors, their age, positions, the dates of their initial election or appointment as directors, and the expiration of their terms are as follows:

NAME	AGE	Served Since	POSITION
Haim Tsuff	54	1996	Chairman of the Board, Chief Executive Officer and Director

Joseph From	57	2011	Director

Max Pridgeon	45	2001	Director

Asaf Yarkoni	37	2010	Director

Frans Sluiter	44	2011	Director

Itai Ram	33	2011	Director

All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Information with respect to the business experience and affiliation of our directors is set forth below:

Haim Tsuff has been a director of the Company since January 1996 and the Chairman of the Board of Directors and Chief Executive Officer since May 1996.Mr. Tsuff was also appointed President in 2012. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. and Chairman of YHK General Manager Ltd. (which entity effectively controls Equital, J.O.E.L., Naphtha Petroleum and Naphtha Holdings) and may be deemed to control the Company. Mr. Tsuff brings to our Board significant experience in international business, including the energy industry and finance.

Joseph From was appointed to the Company’s Board of Directors on June 29, 2010. Mr. From is employed as a drilling manager at Star Energy, a UK based energy company with a primary focus on gas storage development and the UK’s second largest onshore oil producer, a position that he has held since June 2007. Prior to joining Star Energy, from August 1998 to April 2007, Mr. From served as General Manger at Equital, an affiliate of the Company, where he was in charge of oil and gas activities and operations, including drilling and production and economic evaluation of oil and gas projects. From 1997 through 1998, he served as Chief Engineer (Oil and Gas division) at the Company where he oversaw drilling on onshore wells in Israel. Mr. From’s petroleum industry background and experience provides the Board with the experience and breadth needed to consider the options that are available in determining drilling/exploration issues.

Max Pridgeon has been a director of the Company since April 2001. Since December 2002, Mr. Pridgeon has served as a director and executive officer of Griffin Decorations, a business which he founded. From March 1995 through December 2002, he served as director of MAXIM Wholesale and Marketing Co., a company which he founded. Concurrently, from February 1999, Mr. Pridgeon has also served as a manager of sales for Europe and the Middle East for Blenfin XI, Netherlands, a company that engages in the distribution of wooden picture frames. From April 1996 through January 1999, Mr. Pridgeon served as a property acquisitions consultant to M.A. Realistic Estate, Netherlands, a company engaged in the ownership and management of hotels in the Netherlands. From September 1989 through March 1995, Mr. Pridgeon served as account manager and then export manager at VERNO Holland, a company engaged in the marketing and distribution of oil paintings. Mr. Pridgeon’s experience in managing and overseeing a diversified business practice equip him with the skill set needed by our Board.

Itai Ram was elected to the board in 2011.  Mr. Ram is the Director of Mobile Products at Paperless Post Inc., a consumer Internet startup that provides delivery services of social paperless stationeries, a position he has held since May 2012.  Prior to joining Paperless Post Inc., Mr. Ram was employed by Apple, Inc., in the positions of Software Engineering Program Manager, iPhone/iPad OS from  2011 to 2012, Program Manager, iPad from  2009 to  2011, and Program Manager, iMac  from 2009 to  2011.  Prior to joining Paperless Post, Inc, Mr. Ram was employed by Intel Corporation’s Mobile Wireless Group, in the positions of Mobile Systems Engineer from 2006 to  2007, Wi-Fi Algorithms and Design Engineer from  2005 to 2006, and Wi-Fi Logic Design Engineer from 2003 to 2005.  Mr. Ram is also a co-founder of Delengo LLC, an early stage e-commerce consumer Internet startup built on top of web and mobile geo-social networks, started in 2009.

Frans Sluiter was elected to the board in 2011.  Mr. Sluiter is employed as a Senior Manager at Accenture, a position he has held since December 2006.  Prior to joining Accenture, Mr. Sluiter was a Partner and Project Manager at Singularity, LLC, responsible for overseeing SAP process integration.  From 2003 to 2006, he served at Intelligroup, from 2004 onwards as Senior Vice President responsible for business development and project delivery for onsite and offshore SAP services. Throughout his career, Mr. Sluiter has acquired extensive experience working with clients in a variety of industries, including Oil and Gas. His broad corporate experience and connections in the industry add to the value he brings to the board.

Asaf Yarkoni was appointed to the Company’s Board of Directors on December 28, 2011.  Mr. Yarkoni is a certified public accountant with over four years of experience with a “Big Four” accounting firm.  He is currently the M&A Integration manager of IBM Israel. His last position was the Chief Financial Officer of Storwize, a start-up company involved in the provision of data compression services that was acquired by IBM in 2010.  Mr. Yarkoni has experience in public accounting and is familiar with the reporting requirements applicable to public companies, both in Israel and in the United States.  Mr. Yarkoni brings significant financial and accounting knowledge and expertise to the Corporation and qualifies to serve as an “audit committee financial expert” under the rules of the SEC.  Mr. Yarkoni’s experience as a certified public accountant was instrumental in his appointment to stand for election to the Board and is expected to provide our board with a critical accounting perspective.

The following individuals are not directors but serve as executive officers of the Company and its subsidiaries as of December 31, 2011. Our executive officers, their age, positions, the dates of their initial election or appointment as executive officers, are as follows:

Name	Age	Capacities in Which Served	In Current Position Since
Edy Francis	35	Chief Financial Officer	2007

Curt L. Warnock	58	Legal Counsel and Secretary	2011

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

Curt L. Warnock is Legal Counsel and Secretary and joined the company in October, 2011.  From May 2009 to September 2011 he was a partner in the law firm of Warnock & Caskey, Houston, Texas. From June 2001 to May 2009 he served as Senior Vice President and General Counsel for Integrated Electrical Services, Inc. an integrated communications and electrical contracting company.  From 1986 until 2001 he served as Senior Counsel for Burlington Resources Oil & Gas Company, a large oil and gas company. Prior to that he was Senior Counsel for Pogo Producing Company from 1981-1986, another oil and gas exploration and production company. Prior to that he practiced law with the lawfirm of Culpepper and Conway in Houston, Texas.

INFORMATION ABOUT THE BOARD OF DIRECTORS

INDEPENDENCE AND MEETINGS

During the fiscal year ended December 31, 2011, the Board met on four occasions. During the fiscal year ended December 31, 2011, each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

The Board does not have a formal policy with respect to Board members attendance at annual stockholder meetings, though it encourages directors to attend such meetings. None of the directors attended the 2011 annual meeting of shareholders.

The Board of Directors reviewed the independence of each of the Company's directors on the basis of the standards adopted by NASDAQ During this review, the Board considered transactions and relationships between the Company, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the NASDAQ rules. As a result of this review, the Board of Directors affirmatively determined that each of the Company's directors, other than Haim Tsuff and Joseph From are, and "independent directors" within the meaning of the NASDAQ rules.

BOARD LEADERSHIP STRUCTURE

Mr. Tsuff has served as Chief Executive Officer and Chairman since 1996.  The Board of Directors believes that its current leadership structure, in which the positions of Chairman and Chief Executive Officer are held by Mr. Tsuff, is appropriate at this time and provides the most efficient and effective leadership for Isramco.  Combining the chairman and chief executive officer roles fosters clear accountability, effective decision-making and alignment on corporate strategy.  We believe that any risks inherent in that structure are balanced by the oversight of our Board of Directors, a majority of who are independent.  Given Mr. Tsuff’s past performance in the roles of Chairman of the Board and Chief Executive Officer, at this time the Board believes that combining the positions continues to be the appropriate leadership structure for our Company and does not impair our ability to continue to practice good corporate governance.  The Board does have a lead independent director, Max Pridgeon.  The Board of Directors believes that Mr. Tsuff’s significant holdings in the Company is sufficient motivation to minimize excessive risk taking and aligns his interest in the best interest of the stockholders.  The structure of Board also serves as oversight to all activities of the company. The Conflict Committee was specifically created to review all related company transactions.  The Audit Committee reviews all claims and litigation each quarter as part of their quarterly review of financials.

Our Board recognizes that no single leadership model is right for all companies and at all times and that, depending on the circumstances, other leadership models, such as a separate independent chairperson of the board, might be appropriate and the Board reviews company and board structure annually.

GOVERNANCE, BOARD OF DIRECTORS AND BOARD COMMITTEE CHANGES

The Board of Directors and the Committees of the Board of Directors made significant changes in governance and structure during 2012.  Among the changes, discussed below, new bylaws (included as an Exhibit to the Company’s most recent report on Form 10-Q), establishment of a new nominating committee and corporate governance committee (“Nominating and Corporate Governance Committee”) and the adoption of new Corporate Governance Guidelines  ,included in Appendix B to the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) and  a Nominating and Corporate Governance Charter (included as Appendix C to the 2012 Proxy Statement), adoption of a new Audit Committee Charter (included as Appendix D to the 2012 Proxy Statement” adoption of a new Compensation Committee Charter (included as Appendix A to the 2012 Proxy Statement) and establishment of conflict committee (the “Conflict Committee”) which does not have a specific charter as well as other governance changes discussed below.

BOARD OF DIRECTORS

The Board of Directors established guidelines requiring a majority of directors to be independent, as determined in accordance with the bylaws of the Company and applicable rules of the NASDAQ exchange.  Under such standards, four of the six directors have been determined to be independent directors.  Directors have also certified their belief that they meet such independence standards and that they will annually attend at least one Board meeting in person unless specifically excused by the Chairman of the Board. Directors may only serve on a maximum of two other boards subject to SEC reporting.  Directors have participated in an initial orientation and continuing education thereafter.

LEAD INDEPENDENT DIRECTOR

In 2012 the Board of Directors first elected a “Lead Independent Director” as such term is defined in the Company’s bylaws and Nominating and Corporate Governance Committee Charter.  In 2012, Max Pridgeon was elected to this position.  The Lead Independent Director chairs the executive sessions of the Board and is the principle liaison between the independent directors and Chief Executive Officer.  The Lead Independent Director also is responsible for or required to participate in timing and agenda for Board and Committee meetings, requesting for and providing information to the independent directors, receive reports from the Nominating and Governance Committee and evaluation, along with the Compensation Committee and the Board the performance of the Chief Operating Officer.

The Board of Directors has established four standing committees: the Audit Committee, the Compensation Committee, the Conflict Committee, and Nominating and Corporate Governance Committee.  The Board of Directors also retains a temporary special investigative committee (the “Special Investigative Committee”).

AUDIT COMMITTEE

The members of the Audit Committee are Max Pridgeon, Frans Sluiter and Asaf Yarkoni.  The Board of Directors has determined that Mr. Pridgeon, Mr. Sluiter and Mr. Yarkoni met the independence criteria set out in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  The Board determined that Mr. Yarkoni, the committee financial expert" as defined by the rules of would qualify as an independent director and an audit committee financial expert if elected. The Audit Committee met five times in 2011.

In 2012 the Board adopted a new charter governing the duties and responsibilities of the Audit Committee (Appendix D to the 2012 Proxy Statement) The Audit Committee’s primary duties and responsibilities are to:

(a)
Monitor and review the accuracy and fairness of the Corporation’s financial reports and monitor and ensure the adequacy of the Corporation’s systems of internal controls regarding finance, accounting, and legal compliance.

(b)	Monitor the independence and performance of the Corporation’s independent auditors.

(c)	Provide an avenue of communication between the independent auditors, management, accountants and the Board of Directors.

The Audit Committee has the authority to conduct or authorize investigations into any matter within the scope of its responsibilities and it shall have direct access to the independent auditors as well as anyone in the organization.

THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The current members of the Nominating and Corporate Governance Committee are Max Pridgeon, Asaf Yarkoni and Haim Tsuff. By reason of Mr. Tsuff’s service on the Nominating Committee all of the members of the Nominating Committee were not independent directors within the meaning of the NASDAQ Rules. Rule 5615 of the NASDAQ rules allows a “Controlled Company” to have a nominating committee that does not consist solely of independent directors. The Company believes that it was a “Controlled Company” in 2011 and continues to be a “Controlled Company” within the meaning of the NASDAQ rules. This is because at all times during 2011through the date of this Amendment, a majority of its shares are controlled by Haim Tsuff. The Company maintains a Nominating Committee that does not consist solely of independent directors in reliance upon Rule 5615.

The Nominating and Corporate Governance Committee met once in 2011.  In 2012 the Board adopted a new charter governing the duties and responsibilities of the Nominating and Corporate Governance Committee (attached Appendix C).

The Nominating Committee considers many factors when evaluating candidates for the nomination to the Board of Directors, with the goal of fostering a Board of Directors comprised of directors with a variety of experience and backgrounds. Important factors considered as part of the Nominating Committee's evaluation include (without limitation) (i) roles and contributions valuable to the business community, (ii) personal qualities of leadership, character and judgment, and whether the candidate possesses and maintains throughout service on the Board a reputation in the community at large of integrity, trust, respect, competence and adherence to high ethical standards, (iii) relevant knowledge and diversity of Board members’ background and experience (iv) whether the candidate has the time required for preparation, participation and attendance at meetings, and (v) requirements relating to Board and Board committee composition under applicable law and NASDAQ listing standards. Depending upon the Company's then-current needs, certain factors may be weighed more or less heavily. In considering candidates for the Board of Directors, the Nominating Committee will consider the entirety of each candidate's credentials and does not have any specific minimum qualifications that must be met. However, the Nominating Committee does believe that all members of the Board of Directors should have the highest character and integrity and sufficient time to devote to Company matters.

In addition to considering candidates proposed by officers or other directors of the Company as candidates for nomination as a director, the Nominating Committee considers persons recommended by Stockholders.  In evaluating candidates proposed by Stockholders the Nominating Committee uses the same selection criteria as it uses to evaluate other potential nominees. Recommendations should be submitted to the Secretary of the Company. Each recommendation should include a personal biography of the suggested candidate, an indication of the background or experience that qualifies such person for consideration, and a statement that such person has agreed to serve if nominated and elected. Stockholders who wish to nominate a person for election to the Board of Directors themselves, rather than recommending a candidate to the Nominating Committee for potential nomination by the Board of Directors, must comply with applicable law.

While the Nominating Committee does not have a formal policy with respect to diversity, the Board and the Committee believe that it is essential that Board members represent diverse business backgrounds and experience. A background in or experience with the oil & gas industry is desirable, but not a precondition to nomination.  In considering candidates for the Board, the Nominating Committee considers the entirety of each candidate’s credentials in the context of these standards.  We believe that the backgrounds and qualifications of our directors, considered as a group, should and do provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities.

 In addition the Nominating and Governance Committee reviews the advisability of a director’s continued service on the Board when the director’s principal occupation or business association changes, or when circumstances arise which may raise questions about the director’s continuing qualifications in relation to the Board membership criteria referred to above. In addition, the Committee will:

Review the resignation of any director.

Review the Board’s committee structure and recommend to the Board the appointment of committee members and chairs.

Define and articulate the Corporation’s overall corporate governance structures, including the development and recommendation to the Board of Directors of the Isramco Corporate Governance Guidelines.

Review Guidelines periodically, recommending changes as necessary to reflect sound governance practices.

Review the Corporation’s position and practices on significant issues of corporate public responsibility such as protection of the environment, and philanthropic contributions.

CONFLICT COMMITTEE

The Conflict Committee consists of Asaf Yarkoni and Frans Sluiter, two independent directors.  Although the Conflict Committee does not have a written charter, before any transaction between the Company and any officer or director or between the Company and any entity controlled by an officer or director,  it must be submitted for approval by the Conflict Committee.  The Conflict Committee, except as may be otherwise specified by the Board of Directors by unanimous written consent, all the power and authority of the Board of Directors in connection with approving and authorizing proposed transactions between the Company and any officer or director or entity controlled by any officer or director.  In that role the Conflict Committee has reviewed and approved sales of affiliated company stock all affiliated company financing. The Conflict Committee was created in 2012 and thus met no times in 2011.

COMPENSATION COMMITTEE

The Compensation Committee consists of Max Pridgeon, Itai Ram and Joseph From and is responsible for reviewing the compensation arrangements in effect for the Company's executive officers. By reason of Joseph From service on the Compensation Committee, all of the members of the Compensation Committee are not independent directors within the meaning of the NASDAQ rules.  Rule 5615 of the NASDAQ rules allows a “Controlled Company” to have a compensation committee that does not consist solely of independent directors. The Company believes that it was a “Controlled Company” in 2011 and continues to be a “Controlled Company” within the meaning of the NASDAQ rules. This is because at all times during 2010 through the date of this filing, a majority of its shares are controlled by Haim Tsuff. The Company maintains a Compensation Committee that does not consist solely of independent directors in reliance upon Rule 5615. The Compensation Committee met twice in 2011.

The Compensation Committee sets compensation policy and administers the Company’s compensation programs for the purpose of attracting and retaining skilled executives who will promote the Company’s business goals and build stockholder value. The Committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company’s named executive officers, including stock compensation and bonuses. A charter for the Compensation Committee was adopted in 2012 and is attached as Appendix A to the 2012 Proxy Statement.

The Compensation Committee reviews and recommends to the Board for approval compensation arrangements for our executive officers, key employees and non-employee directors. The Compensation Committee recommends all incentive compensation awards, which are then subject to board review and approval.  The Chief Executive Officer recommends to the Compensation Committee the goals, objectives and compensation for all executive officers and key employees, except himself, and responds to requests for information from the Compensation Committee. Our Chief Executive Officer has no role in approving his own compensation. The Compensation Committee periodically reviews and recommends the compensation of non-executive directors. The Compensation Committee does not delegate its authority and has the sole responsibility of retaining outside counsel or other consultants for the purpose of executing its mandate.

TRADING COMPLIANCE CONTROL COMMITTEE

The Board of Directors has also appointed a committee consisting or Edy F. Francis and Curt L. Warnock, both non-directors, as responsible for ensuring compliance with the Company’s stock trading and market communication policy.  This is not a committee of the board but a monitoring and reporting function to the Board.

CODE OF BUSINESS ETHICS AND CONDUCT

The Company has adopted a Code of Business Ethics and Conduct (the "Code of Conduct") that applies to all of its employees. A copy of the Code of Conduct was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. If the Company makes any substantive amendment to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Although the Company does not have formal procedures for Stockholder communication with the Board of Directors, Stockholders of the Company are encouraged to communicate directly with the members of the Board. Persons interested in communicating their concerns or issues to the independent directors may address correspondence to a particular director, or to the independent directors generally in care of the President, Chief Executive Officer and Chairman of the Board, Mr. Haim Tsuff. If no particular director is named, letters will be forwarded, depending on the subject matter, to the Chairman of the Audit Committee. Company personnel will not screen or edit such communications and will forward them directly to the intended member of the Board.

BOARD’S ROLE IN RISK OVERSIGHT

Management is responsible for the day-to-day management of risks the Company faces, while the Board of Directors, as a whole and through its committees, has the ultimate responsibility for the oversight of risk management.  Senior officers attend meetings of the Board of Directors, provide presentations on operations, and are available to address any questions or concerns raised by the Board of Directors, its committees, or any individual director.  Additionally, our Board committees are charged with assisting the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk.  The Audit Committee coordinates the Board of Directors’ oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct.  Management regularly reports to the Audit Committee on these areas.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC").  These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on review of the copies of such forms received by the Company with respect to 2011, the Company believes that all of the filing obligations of officers, directors and 10% stockholders under Section 16 (a) during 2011 have been fulfilled

CODE OF BUSINESS ETHICS AND CONDUCT

The Company has adopted a Code of Business Ethics and Conduct (the "Code of Conduct") that applies to all of its employees.  The code may be obtained free of charge by writing to Ethics Code, c/o Isramco, Inc., 2425 West Loop South, Suite 810, Houston, Texas 77027.

Item 11. Executive Compensation

Summary Compensation

The following table sets forth information for the fiscal years ended December 31, 2009, December 31, 2010, and December 31, 2011 and concerning compensation of the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary	Cash Bonus	Stock Awards	All Other Compensation	Total
Haim Tsuff	2011	$360,000	$0	$0	$0	$360,000
Chairman, Chief Executive Officer, President	2010	360,000	0	0	0	360,000
	2009	360,000	0	0	0	360,000

Yossi Levy (1)	2011	0	0	0	0	0
President	2010	0	0	0	0	0
	2009	0	0	0	0	0

Edy Francis	2011	84,600	75,000	0	47,698	207,298
Senior Vice President, Chief Financial Officer and Chief Accounting Officer	2010	81,350	50,000	0	45,412	176,762
	2009	71,600	5,000	0	30,302	106,902

Jim Hutchinson	2011	37,500	0	0	0	37,5000
Vice President and Counsel	2010	150,000	4,000	0	11,702	165,702
	2009	150,000	1,500	0	8,469	159,969

Curt L. Warnock Legal Counsel and Corporate Secretary	2011	26,154	$750	0	0	26,903

(1)
Mr. Levy was the General Manager of Equital, an affiliate of the Company which described above.  The Company and Equital had an arrangement pursuant to which the Company paid Equital $120,000 during 2009 and 2010 for management services.   Mr. Levy, an employee of Equital, provided these services to Isramco.  Isramco made no direct payment to Mr. Levy in respect of fiscal 2009, 2010, or 2011.  Mr. Haim Tsuff, our Chairman of the Board, Chief Executive Officer, and President, may be deemed to control Equital.

EMPLOYMENT/CONSULTING AGREEMENTS

On November 17, 2008, the Company) and Goodrich Global Ltd. (“Goodrich”), a company owned and controlled by Mr. Haim Tsuff, the Company's Chairman of the Board, Chief Executive Officer and President, entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008 (“Goodrich Agreement”).  The Goodrich Agreement replaced the consulting agreement entered into in May 1996 between the Company and Goodrich which terminated on May 31, 2008, pursuant to which the Company paid $240,000 per annum in installments of $20,000 per month.  Under the Goodrich Agreement, as of June 1, 2008, the Company pays Goodrich $360,000 per annum in installments of $30,000 per month in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered to the Company.  The Goodrich Agreement had an initial term through May 31, 2012, and automatically extended by its terms for an additional three-year period The Goodrich Agreement contains certain customary confidentiality and non-compete provisions.  If the Goodrich Agreement is terminated by the Company prior to the expiration of the initial term, other than for cause, then Goodrich is entitled to receive the equivalent of payments due through the then remaining term of the agreement.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Except as described under the Employment/Consulting Agreement, above, there are no payments or other obligations in the event of termination or change-in-control.

DIRECTOR COMPENSATION:

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2011

	FEES PAID	OPTION
	IN CASH	AWARDS	TOTAL
NAME (1)	($)	($) (2)	($)
Michelle R. Cinnamon-Flores	$0	--	$0
Joseph From	$0	--	$0
Marc E. Kalton	$9,750	--	$9,750
Max Pridgeon	$9,750	--	$9,750
Itai Ram	$0	--	$0
Asaf Yarkoni	$0	--	$0
Frans Sluiter	$0	--	$0

Stockholder Matters.

Item 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information, as of the December 20, 2012, concerning the ownership of the Common Stock by (a) each of the Company's directors, (b) the Company’s Chief Executive Officer, Chief Financial Officer, former Vice President and General Counsel and a key employee  (the “Named Executive Officers), (c) all current directors, executive officers of the Company as a group; and (d) each person who beneficially owns more than five percent of the Company’s Common Stock.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Common Stock (2)
Haim Tsuff, Chairman, CEO, and President	1,794,320	(3) (4) (5) (6) (7)	66.02%

Naphtha Holding Ltd.	1,732,641	(4)	63.75%

Naphtha Israel Petroleum Corp.	1,732,641	(4)	63.75%

United Kingsway Ltd.	1,732,641	(4)	63.75%

YHK Investment L.P.	1,732,641	(4)	63.75%

J.O.E.L. Jerusalem Oil Exploration Ltd.	1,732,641	(4)	63.75%

Equital Ltd.	1,732,641	(4)	63.75%

Naphtha Exploration LP	7,804	(5)	*

Israel Oil Company, Ltd	74,500	(6)	2.74%

Joseph From, Director	-		-
	-
Max Pridgeon, Director	-		-

Itai Ram, Director	-		-

Frans Sluiter, Director

Asaf Yarkoni, Director	-		-

Edy Francis, Chief Financial Officer
	-		-
Jim Hutchinson, Vice President and General Counsel (7)

Yossi Levy, Manager (8)

Curt L. Warnock, Legal Counsel and Corporate Secretary(9)

All directors and executive officers as a group (8 persons)	1,794,320	(1-10)	66.02%

(1) Unless otherwise specified, the address of such person is c/o Isramco, Inc., 2425 West Loop South, Suite 810, Houston, Texas 77027.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days of the December 20, 2012 are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant.  Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.

(3) Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, holds directly 61,679 shares of the Company.  In addition, as described in Notes 4, 5, 6 and 7 below, he may be deemed to control an additional 1,732,641 shares of Common Stock.

(4) Naphtha Israel Petroleum Corp. (“Naphtha Petroleum”), an Israeli public company whose shares are traded on the Tel Aviv Exchange, holds all of the outstanding voting shares of Naphtha Holdings Ltd. (“Naphtha Holdings”), a private Israeli company.  Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, may be deemed to beneficially own any shares held by Naphtha Holdings within the meaning of Rule 13d-3 of the Exchange Act, by virtue of the control that he exercises over Naphtha Petroleum.  The nature Mr. Tsuff’s control over Naphtha Petroleum is described in the succeeding paragraphs.

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

Equital holds 37% of the outstanding voting securities of  J.O.E.L. - Jerusalem Oil Exploration Ltd. (“J.O.E.L.”), a public company Israeli company.

J.O.E.L. holds 65% of the outstanding voting securities Naphtha Petroleum which, as noted above, holds all of the outstanding voting securities of Naphtha Holdings.

The 1,429,949 shares of Common Stock referred to in the table above are held solely in the name of Naphtha Holdings.  None of United Kingsway, YHP LP, YHK Manager, Equital or J.O.E.L. holds, directly, any shares of the Company’s Common Stock.

(5) Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, may be deemed to control the shares held directly by Naphtha Exploration LP., an Israeli limited partnership listed on the Tel Aviv Exchange (“Naphtha Exploration”), through control of its general partner, Naphtha Partnerships Management Ltd. The ownership is reported under Naphtha Holding Ltd. and included in the 1,732,641 listed in the table above as they are under common control.

(6)  Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, may be deemed to control the shares held directly by I.O.C. Israel Oil Company Ltd., an Israeli private company (“I.O.C.”) through control of Jerusalem Oil Exploration Ltd and Naphtha Israel Corp Ltd Petroleum which owns 99.99% of I.O.C. The ownership is reported under Naphtha Holding Ltd. and included in the 1,732,641 listed in the table above as they are under common control.

(7) Mr. Hutchinson resigned in March of 2011.

(8)  Mr. Levy was a key employee and resigned 2011.

(9)  Curt L. Warnock joined the Company in October 28, 2011.

(10) See Notes 3 through 7 above.

EQUITY COMPENSATION PLAN INFORMATION

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

On December 30, 2011, the shareholders approved the 2011 Stock Incentive Plan.  The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2011 Stock Incentive Plan (“2011 Plan”) or with respect to which awards may be granted is 200,000 shares.

Independent members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates, are eligible to receive awards under the 2011 Plan. The selection of participants is within the sole discretion of the Compensation Committee.

Our Compensation Committee may grant nonqualified stock options to purchase shares of our common stock to any eligible participant and incentive stock options to purchase shares of our common stock only to eligible employees. The Compensation Committee determines the number of shares of our common stock subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a 10.0% shareholder, the exercise price, the vesting schedule, if any, and the other material terms of each option.

The Compensation Committee may also award shares of restricted stock and subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock units and deferred stock units under the 2011 Plan that are payable in cash or denominated or payable in or valued by shares of our common stock or factors that influence the value of such shares.

The following table sets forth information as of December 31, 2011 with respect to the Company's equity compensation plan that has been approved by its stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plan approved by security holders	-	-	220,050

Equity compensation plans not approved by security holders	-	-	220,050

The Company has two plans, the 1993 Stock Option Plan and the 2011 Plan, each of which was approved by stockholders.  There are no other equity compensation plans outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Loans:

In 2007 and 2008, the Company borrowed money from related parties in order to obtain the funds necessary to purchase the oil and gas properties in the transactions with Five States Energy (in 2007) and GFB Acquisition – 1, L.P and TransRepublic Resources (in 2008).  Specifically:

A.            In order to obtain the funds necessary to consummate the Company’s February 2007 purchase of oil and gas properties from Five States Energy, the Company obtained loans in the totaling $42 million from Naphtha Petroleum (and subsidiaries thereof) as below:

i)              Pursuant to a Loan Agreement dated as of February 27, 2007 (the "First Naphtha Loan Agreement"), the Company obtained an $18.5 million loan from Naphtha Petroleum.  The loan bears interest at per annum rate equal to the LIBOR plus 5.5%, not to exceed 11% per annum.  Interest is payable at the end of each loan year.  Principal plus any accrued and unpaid interest is due and payable on February 26, 2014.  Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full.  As specified in the Loan Agreement, the interest payable to Naphtha Petroleum is subject to and limited in all cases to the maximum legal rate of interest that may be paid under the laws of the State of Texas. The loan may be prepaid at any time, in whole or in part, without penalty or prepayment.  In December 2007, the Company prepaid approximately $13.9 million in respect of principal and interest for 2007 and we made additional payments aggregating approximately $6.3 million in respect to principal and interest for 2008.  No payments were made in 2009. Approximately $138,000 in interest was paid in 2011.  In 2012 the full remaining balance of approximately $1 million was paid and the loan was fully paid.

ii)             Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Naphtha Loan Agreement") the Company obtained a loan from Naphtha Petroleum in the principal amount of $11.5 million, payable at the end of seven years.  Interest accrues at a rate of LIBOR plus 6%, per annum.  As specified in the Second Naphtha Loan Agreement, the interest payable to Naphtha Petroleum is subject to and limited in all cases to the maximum legal rate of interest that may be paid under the laws of the State of Texas. The Company can make prepayments without premium or penalty.  This loan is unsecured.  The other material terms of the Second Naphtha Loan Agreement are identical to the terms of the First Naphtha Loan Agreement.  The Company paid approximately $1.3 million in interest for 2008 and made no payments in 2009 or 2010 and paid approximately $1.2 million in interest in 2011.  As of November 30, 2012, approximately $11.5 million remains outstanding.  Effective February 1, 2009, the Second Naphtha Loan Agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.

iii)            Pursuant to another Loan Agreement, also dated as of February 27, 2007 the Company obtained a loan from I.O.C. – Israel Oil Company, Ltd. in the principal amount of $12 million, repayable after five years.  Interest on this loan accrues at LIBOR plus 6% per annum.  As specified in the Loan Agreement, the interest payable to I.O.C. is subject to and limited in all cases to the maximum legal rate of interest that may be paid under the laws of the State of Texas. The Company can make prepayments without premium or penalty.  This loan is unsecured.   The Company paid approximately $1.3 million in interest only for fiscal year 2008 and made no payments in 2009 or 2010.  As of November 30, 2012, approximately $12 million remains outstanding. The original Maturity date on the loan was February 26, 2014.  Effective February 1, 2009, the loan agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.

iv)            Pursuant to a Loan Agreement dated as of February 26, 2007 the Company obtained a loan from J.O.E.L in the principal amount of $7 million bearing interest at the rate of 5.36% per annum.  This loan was originally repayable at the end of three months.  On July 2007, the Company and J.O.E.L. reached an agreement to revise the term of the Loan to seven years and to revise the interest rate to LIBOR plus 6% per annum.  , The interest payable to J.O.E.L is subject to and limited in all cases to the maximum legal rate of interest that may be paid under the laws of the State of Texas.  The Company paid approximately $840,000 in interest for 2008. In 2009 we paid J.O.E.L. $7,701,491 representing the entire outstanding principal balance of the loan and all accrued interest.  Jackob Maimon, who was Isramco's President and a director at the time of this loan, was also a director of J.O.E.L.  Haim Tsuff, Isramco's Chairman of the Board, Chief Executive Officer and President, is a controlling shareholder of J.O.E.L. As of December 31, 2009, this loan was fully paid.

B.             In order to obtain the funds necessary to consummate the March 2008 purchase of oil and gas properties from GFB Acquisition – I, L.P. and TransRepublic Resources, the Company obtained loans from J.O.E.L., a related party, in the aggregate principal amount of $48.9 million.  These loans were initially repayable at the end of 4 months and bore interest at a rate of LIBOR plus 1.25% per annum. On May 25, 2008, the Company entered into an Amended and Restated Loan Agreement with J.O.E.L. (the “J.O.E.L. Loan Agreement”) that revised the terms of these loans and, among other things, extended the maturity date for an additional seven years.  Under the J.O.E.L. Loan Agreement, interest accrues at a rate equal to the London Inter-bank Offered Rate (“LIBOR”) plus 6% per annum. However, as specified in the J.O.E. L. Loan Agreement, the interest payable to J.O.E.L. is subject to and limited in all cases to the maximum legal rate of interest that may be paid under the laws of the State of Texas. Principal and interest are due and payable in four equal annual installments, commencing on June 30, 2012.   The loan can be prepaid in whole or in part without premium or penalty.  The loan is unsecured except to the extent of any accounts of the Company held by J.O.E.L. which were not material in amount.  In 2008 and 2009, the Company paid J.O.E.L. approximately $2.3 million in interest.  In 2011 the Company paid $3,856,178 in interest and $7,038,948 in principal.  Through November 30, 2012, the Company had paid $2,424,242 in interest.  As of November 30, 2012, approximately $41.9 million remains outstanding.  Haim Tsuff, Isramco’s Chairman of the Board, Chief Executive Officer and President, is a controlling shareholder of J.O.E.L. and Jackob Maimon, a former president and director of Isramco, was a director of J.O.E.L.

C.             In July 2009 we entered into a loan transaction with I.O.C., a related party, pursuant to which the Company borrowed $6 million (the “I.O.C. Loan”).  The purpose of the I.O.C. Loan was to provide funds to Isramco Resources, LLC, which in turn paid this amount to Bank of Nova Scotia, as administrative agent, and Capital One, N.A., as a syndication agent, under the Senior Credit Agreement between the parties.  This payment reduced the outstanding balance below the borrowing base and avoided the requirement that imposition of additional interest under the Senior Credit Agreement.  Amounts outstanding under the Loan with I.O.C. bear interest at LIBOR plus 6.0%. The interest payable to I.O.C. limited in all cases, to the maximum legal rate of interest that may be paid under the laws of the State of Texas.  The Loan matures in five years, with accrued interest payable annually on each anniversary date of the loan.  The Loan may be prepaid at any time without penalty.  This Loan is unsecured.  I.O.C. is fully owned by Naphtha Petroleum.  Naphtha Petroleum is the sole shareholder of Naphtha Holdings, Ltd., which is the record holder of approximately 63.75% of our outstanding Common Stock and which may be deemed to be controlled by Haim Tsuff, the Chairman of the Board, Chief Executive Officer and President of Isramco.  As of November 30, 2012, approximately $6,000,000 in principal amount remains outstanding and the Company had paid no interest.

 D.           In March 2009 we entered into a loan transaction with I.O.C., a related party, pursuant to which the Company borrowed $11 million (the “Second I.O.C. Loan”).  The purpose of the Second I.O.C. Loan was to provide funds to Isramco Resources, LLC, which in turn used the proceed to pay all amounts due under the Credit Facility and then existing hedges with Wells Fargo Bank National Association and other corporate purposes   Amounts outstanding under the Loan with I.O.C. bear interest at LIBOR plus 6.0%. The interest payable to I.O.C. is limited in all cases, to the maximum legal rate of interest that may be paid under the laws of the State of Texas.  The Loan matures March 2012.  The Loan may be prepaid at any time without penalty.  This Loan is unsecured.  I.O.C. is fully owned by Naphtha Petroleum.  Naphtha Petroleum is the sole shareholder of Naphtha Holdings, Ltd., which is the record holder of approximately 48.39% of our outstanding Common Stock and which may be deemed to be controlled by Haim Tsuff, the Chairman of the Board, Chief Executive Officer and President of Isramco.  In 2011 we made payments of approximately $4.5 million in principal and $552,000 in interest.  As of November 30, 2012, approximately $6,456,000 in principal amount remains outstanding.  The Second IOC Loan agreement was renegotiated in October 2012 extending the maturity date from March 2012 to September 2012 and reducing the interest rate from LIBOR plus 6.0% to LIBOR plus 5.5%.

E.             On March 29, 2012, the Company entered into a Loan Agreement with I.O.C. pursuant to which it borrowed $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts were due to the Lenders under the Senior Credit Facility.

F.             On April 29, 2012, the Company entered into another Loan Agreement with I.O.C., pursuant to which it borrowed $10,000,000. The loan bears interest of Libor + 5.5% per annum and matures on April 30, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan was funded by IOC in three monthly installments starting April 2012. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts that were due to the Lenders under the Senior Credit Facility that was paid in full June 29, 2012.

Review, Approval or Ratification of Transaction with Related Persons

Our entire Board of Directors reviews and approves all related party transactions on an ongoing basis.  On January 11, 2012 the Board of Directors established a Conflict Committee consisting of two independent directors Frans Sluiter and Asaf Yarkoni to review and approve all related party transactions.

The Conflict Committee has the authority to exercise, except as may be otherwise specified by the Board of Directors by unanimous written consent or otherwise, all the power and authority of the Board of Directors in connection with approving and authorizing proposed transactions between the Corporation and any director or officer of the Corporation (or any entity controlled by any director or officer of the Corporation) (each, a “Conflict Transaction”).  With respect to any Conflict Transaction that is required to be submitted to the stockholders of the Corporation for approval, the Conflict Committee shall have the authority to propose to the entire board of directors, for its consideration, what action, if any, should be taken by the Corporation with respect to such Conflict Transaction.

Director Independence

The Board of Directors has determined that each of the Company's directors other than Messrs. Haim Tsuff and Joseph From are "independent directors" within the meaning of the NASDAQ rules.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

The following table presents fees for professional audit services rendered by M&B for the audit of the Company's annual financial statements for fiscal years 2011 and 2009 and fees billed for other services rendered during 2011 and 2009.

Type of Service/Fee	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$344,000	$341,000

Audit Related Fees (2)	$-	-

Tax Fees (3)	$-

All Other Fees (4)	-	-

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

The Audit Committee reviewed the non-audit services rendered for fiscal 2011 and fiscal 2010 as set forth in the above table and concluded that such services were compatible with maintaining the public accounting firm's independence.  The Audit Committee's policy is to pre-approve all audit services and all non-audit services that Company's independent public accounting firm is permitted to perform for Company under applicable federal securities regulations.  As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent public accounting firm and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee.  Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.  None of the fees paid to the independent public accounting firm under the categories Audit-Related Fees, Tax and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the SEC.
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

The Audit Committee reviewed the non-audit services rendered for fiscal 2011 and fiscal 2010 as set forth in the above table and concluded that such services were compatible with maintaining the public accounting firm's independence.  The Audit Committee's policy is to pre-approve all audit services and all non-audit services that Company's independent public accounting firm is permitted to perform for Company under applicable federal securities regulations.  As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent public accounting firm and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee.  Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.  None of the fees paid to the independent public accounting firm under the categories Audit-Related Fees, Tax and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the SEC.

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

10.19*	First Amendment to Loan Agreement dated as of October 1, 2011 between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd. ($11.0 million)

10.20**	2011 Stock Incentive Plan

14.1	Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

23.1**	Consent of Cawley, Gillespie & Associates, Inc.

23.2**	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

99.1**	Cawley, Gillespie & Associates, Inc. Reserves Report

99.2**	Netherland, Sewell & Associates, Inc. Reserves Report
__________________________
+ Management Agreement
* Filed herewith ** Incorporated by reference to the Registrants Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Commission on March 23, 2012.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ HAIM TSUFF
HAIM TSUFF,
CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: December 20, 2012

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: December 20, 2012