Form 10-K
period 2012-12-31
ISRAMCO INC
filed 2013-03-15
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500

ISRAMCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3145265
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2425 West Loop South, Suite 810, Houston Texas 77027
(Address of Principal Executive Offices)

713-621-6785
(Registrant's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.01
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☐

As of March 15, 2013, there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate the Common Stock held by non-affiliates of the Registrant at March 13, 2013, based on the last sale price of such equity reported on Nasdaq Market, market value of was approximately $281 million.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be filed on or before April 30, 2013.

ISRAMCO, INC.
2012 FORM 10-K ANNUAL REPORT

Special note regarding forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, NGLs, natural gas and related commodities;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	the possibility that production decline rates for some of our oil and gas producing properties are greater than we expect;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	the ability to replace oil and natural gas reserves;
•	increased labor costs or unavailability of skilled workers;
•	environmental risks;

•	drilling and operating risks;

•	the loss of one or more of our larger customers;

•	our ability to implement price increases or maintain pricing on our core services;

•	exploration and development risks;

•	competition, including competition for acreage in oil and gas producing areas and for experienced personnel;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of senior management and key technical employees;

•	our ability to repay our debt when due;

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

PART I

ITEM 1. BUSINESS

Overview

Isramco, Inc., (NASDAQ: ISRL) a Delaware corporation incorporated in 1982 (hereinafter, “we”, the “Company” or “Isramco”). The Company together with its subsidiaries is an independent oil and natural gas company, engaged in the exploration, development and production of predominately oil and natural gas properties located onshore in the United States and off shore Israel. The Company also operates a well service company that provides a full range of onshore well services to oil companies and independent oil and natural gas production companies conducting operations in the United States.

We currently conduct our operations through two operating segments: our Exploration, Development and Production Segment and our Production Services Segment. The following is a description of these two operating segments. Financial information about our operating segments is included in Note 12, Segment Information, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplemental Data, of this Annual Report on Form 10-K.

Exploration, Development and Production Segment
At December 31, 2012, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 36,266 thousand barrels of oil equivalent (“MBOE”), consisting of 3,233 thousand barrels (MBbls) of oil, 186,837 million cubic feet (MMcf) of natural gas and 1,893 thousand barrels (MBbls) of natural gas liquids. Approximately 23% of our proved reserves were classified as proved developed (See Note 15 Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). Full year 2012 production averaged 2.17 MBOE/d compared to 2.16 MBOE/d in 2011.

United States

We, through our wholly-owned subsidiaries, are involved in oil and gas exploration, developing, production and operation of wells in the United States. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 589 producing wells located mainly in Texas and New Mexico.

Israel

In 2007 we closed our branch in Israel in order to focus on our expanding presence in the United States. Despite the closure of that branch we retained certain overriding royalties in three oil and gas licenses located offshore Israel. These licenses granted by the government of Israel known as the “Michal", "Matan" and "Shimson" Licenses.

In 2009, two natural gas discoveries, known as "Tamar" and "Dalit", were made within the area covered by Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Tamar Lease” and the "Dalit Lease"). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the “Tamar Field”). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters.

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership in a percentage of production or production revenues, free of cost of production or development from the underlying leases.  As with most overriding royalty interests, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the underlying natural gas.

During 2012, the Tamar Consortium executed gas supply contracts for sales of natural gas to Israel Electricity Company and other industrial customers located in Israel.  It is anticipated that gas deliveries under such contracts would begin by the second quarter 2013. Although the contracts are subject to certain material conditions precedent, the conditions precedent for the major sales contract with Israel Electricity Company have been fulfilled.  Currently the Tamar field is classified as Proved Undeveloped Reserves and will be converting to Proved Developed Reserves after first production.

We have a third party reserve report from independent petroleum engineers, Netherland, Sewell & Associates, Inc. dated March 14, 2013 and estimating reserves allocable to the Tamar Royalty as of December 31, 2012 (the “Tamar Reserve Report”). This reserve report estimates that by reason of its ownership of the Tamar Royalty, we have proven undeveloped reserves estimated at 165,869 million cubic feet of natural gas and 218 thousand barrels of natural gas liquids.  The Tamar Reserve Report indicates that the undiscounted estimated future net revenue (after deduction of estimated production and ad valorem taxes but before estimated income tax) for such reserves (paid out over time) at $952,661,000.  The Tamar Reserve Report estimates the net present worth of such reserves, discounted at 10% annual discount rate factor, at $389,018,000 (See Note 15 Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). The gas price used to value the reserves in the Tamar Reserve Report is based on contractual arrangements, in accordance with SEC rules. The report indicates that there are no commercial oil deposits or condensate that is included as reserves.

The amount of proceeds, if any, we receive from the production of the natural gas will be determined not only by the timing of production and price received but, as our interest increases at payout, the expenses, and the costs incurred by the operations.  Payout is the point when all the cost of leasing, drilling, producing and operating the leases have been recovered from lease production proceeds as defined in the royalty agreement.

As we do not control any of those factors affecting our payments (time of production, price received, costs incurred) for our interest and based on that and the other risk factors as set out herein it is difficult to determine the amounts or timing of any amounts  we receive with precision or when payout is likely to occur, if ever. Based on the reserves and anticipated production, the income from these interests may be very significant to the Company, if they can be commercially produced.

Commercial production of such reserves is subject to numerous major risks.  These risks will include all of the typical risks associated with offshore oil and gas production. Commercial production of such reserves will also be subject to additional major risks that may be unique to the Tamar Field.  These include:

·
There has not been any large scale production of natural gas offshore Israel.  Therefore there may be geological, geophysical or other unforeseen problems that may be unique to the offshore Israel site that could limit such production. In addition, even if commercial production of the reserves can be achieved, it is uncertain what the likely life of such commercial production is likely to be.

·
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

·
The market for natural gas in Israel exists but the financial ability of customers of the Tamar Consortium to take and pay for material amounts of such natural gas is unknown. It is uncertain that all of the expected production would be sold.

A well was drilled in the area covered by the Shimshon license and an application has been filed to recognize this well as a commercial discovery and extend the terms of the license for an additional two years.  There has been no ruling on that request and no reserves have been booked relating to this license.

Production Service Segment

Our well servicing rig fleet provides a range of well services, including the completion of newly-drilled wells, maintenance and workover of existing wells, and plugging and abandonment of wells at the end of their useful lives to a diverse group of oil and gas exploration and production companies.

●
Completion Service. Newly drilled wells require completion services to prepare the well for production. Well servicing rigs are frequently used to complete newly drilled wells to minimize the use of higher cost drilling rigs in the completion process. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or gas to flow into the well bore, stimulating and testing these zones and installing the production string and other downhole equipment. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment. The demand for completion services is directly related to drilling activity levels, which are sensitive to changes in oil and gas prices.

●
Well-servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other activities, repairing and replacing pumps, sucker rods and tubing.  We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Maintenance services typically take less than 48 hours to complete. Rigs generally are provided to customers on a call-out basis.

●
Workover Services. Producing oil and natural gas wells occasionally require major repairs or modifications, called “workovers.” Workovers may be required to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks or convert a depleted well to an injection well for secondary or enhanced recovery projects.  Workovers normally are carried out with pumps and tanks for drilling fluids, blowout preventers and other specialized equipment for servicing rigs.  A workover may last anywhere from a few days to several weeks.

●
Plugging Services. Well servicing rigs are also used in the process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Many well operators bid this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by us or by other service companies.

We typically bill clients for our well servicing on an hourly basis for the period that the rig is actively working. As of December 31, 2012, our fleet of well servicing rigs totaled 15 rigs, which we operate through 5 locations, in Texas and New Mexico. Our fleet is among the newest in the industry, consisting of thirteen 550 horsepower and two 300 horsepower rigs capable of working at depths of 21,000 feet.

Derivative Instruments and Hedging Activities

We utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We may hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next years. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to our derivative contracts, which would potentially allow us to not record the change in fair value of our derivative contracts in the consolidated statements of operations. We carry our derivatives at fair value on our consolidated balance sheets, with the changes in the fair value included in our consolidated statements of operations in the period in which the change occurs. Our results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivative contracts.

During the second quarter of 2009, we made the decision to mitigate a portion of our interest rate risk with interest rate swaps. These swap instruments reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Under these swaps, we make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to the three-month LIBOR. These interest rate swaps convert a portion of our variable rate interest on our Scotia debt (as defined in Note 5, “Long-term Debt and Interest Expense”) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We have elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.

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

Competitive Conditions in the Business

The oil and natural gas industry is highly competitive and we compete with many other companies that have greater financial and other resources. Many of these companies explore for, produce and market oil and natural gas, as well as carry on refining operations and market the resultant products on a worldwide basis. There are also many well service companies that compete for the same customers as we compete. The primary areas in which we encounter substantial competition are in locating and acquiring attractive producing oil and natural gas properties, obtaining purchasers and transporters of the oil and natural gas we produce and hiring and retaining key employees during active times in the oil and gas industry. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and in some instances individual states where we operate. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and natural gas and may prevent or delay the commencement or continuation of a given operation.

Our well service customers include major oil companies and mid range independent oil and natural gas production companies. The markets in which we operate are highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. We believe many of our large customers place increased emphasis on the safety, performance and quality of the crews, equipment and services provided by their contractors. Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded the work. However, in numerous instances, we secure and maintain work for large customers for which efficiency, safety, technology, size of fleet and availability of other services are of equal importance to price.

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

We carry insurance against such hazards.  However, as is common in the oil and natural gas industry, we do not insure fully against all risks associated with our business, either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. For further discussion on risks, see Item 1A.  Risk Factors.

Regulations

We do not have any offshore operations in the United States.  However, all of the jurisdictions in which we own or operate oil and natural gas properties regulate exploration for and production of oil and natural gas.  These laws and regulations include provisions requiring permits to drill wells and requirements that we obtain and maintain a bond or other security as a condition to drilling or operating wells.  Regulations also specify the permitted location of and method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the drilling and completion process, and the plugging and abandonment of wells.

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

Compliance with environmental laws and regulations increases Company's overall cost of business, but has not had, to date, a material adverse effect on its operations, financial condition or results of operations. It is not anticipated, based on current laws and regulations, that Isramco will be required in the near future to expend amounts (whether for environmental control facilities or otherwise) that are material in relation to its total exploration and development expenditure program in order to comply with such laws and regulations. However, given that such laws and regulations are subject to change, Isramco is unable to predict the ultimate cost of compliance or the ultimate effect on its operations, financial condition and results of operations.

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

Climate Change

Policymakers in the U.S. are increasingly focusing on whether the emissions of greenhouse gases, such as carbon dioxide and methane, are contributing to harmful climatic changes. Policymakers at both the U.S. federal and state levels have introduced legislation and proposed new regulations that are designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. Legislative initiatives and discussions to date have focused on the development of cap-and-trade and/or carbon tax programs. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. Cap-and-trade programs could be relevant to us and our operations in several ways. First, the equipment we use to explore for, develop, produce and process oil and natural gas emits greenhouse gases. We could therefore be subject to caps, and penalties if emissions exceeded the caps. Second, the combustion of carbon-based fuels, such as the oil, gas and NGLs we sell, emits carbon dioxide and other greenhouse gases. Therefore, demand for our products could be reduced by imposition of caps and penalties on our customers. Carbon taxes could likewise affect us by being based on emissions from our equipment and/or emissions resulting from use of our products by our customers. Of overriding significance would be the point of regulation or taxation. Application of caps or taxes on companies such as Isramco, based on carbon content of produced oil and gas volumes rather than on consumer emissions, could lead to penalties, fees or tax assessments for which there are no mechanisms to pass them through the distribution and consumption chain where fuel use or conservation choices are made. Moreover, because oil and natural gas are used as chemical feedstocks and not solely as fossil fuel, applying a carbon tax to oil and gas at the production stage would be excessive with respect to actual carbon emissions from petroleum fuels.

Employees

As of December 31, 2012, we had 150 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

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

●
the worldwide military and political environment, uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities or further acts of terrorism in the United States, or elsewhere, particularly Israel;

●	worldwide and domestic supplies of crude oil, natural gas and NGLs;
●	actions taken by foreign oil and gas producing nations;
●	the level of global crude oil and natural gas inventories;
●	the price and level of foreign imports of oil, natural gas and NGLs;
●	the effect of worldwide energy conservation efforts;
●	the price and availability of alternative and competing fuels;
●	the cost of exploring for, developing, producing, transporting, and marketing oil, natural gas, and NGLs;
●	the availability of pipeline capacity and infrastructure;
●	the availability of crude oil transportation and refining capacity;
●	consumer demand for oil, gas and NGLs;
●	the growth of consumer product demand in emerging markets, such as India and China;
●	labor unrest in oil and natural gas producing regions;
●	regional pricing differentials;
●	weather conditions;
●	electricity needs;
●	the nature and extent of domestic and foreign governmental regulation (including environmental regulation and regulation of derivatives transactions and hedging activities) and taxation; and
●	the overall economic environment.

The long-term effect of these and other factors on the prices of oil, natural gas and NGLs are uncertain. Prolonged or substantial declines in these commodity prices may have the following effects on our business:

●	adversely affecting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
●	reducing the amount of oil, natural gas and NGLs that we can produce economically;
●	causing us to delay or postpone some of our capital projects;

●	reducing our revenues, operating income and cash flows;
●	reducing the carrying value of our crude oil and natural gas properties;
●	reducing the amounts of our estimated proved oil and natural-gas reserves;
●	reducing the standardized measure of discounted future net cash flows relating to oil and natural-gas reserves; and
●	limiting our access to sources of capital, such as equity and long-term debt.

Depending on the market prices of oil and gas, oil and gas exploration and production companies may cancel or curtail their drilling programs and may lower production spending on existing wells, thereby reducing demand for our production services. Many factors beyond our control affect oil and gas prices, including:

●	the cost of exploring for, producing and delivering oil and gas;
●	the discovery rate of new oil and gas reserves;
●	the rate of decline of existing and new oil and gas reserves;
●	the ability of oil and gas exploration and production companies to raise capital;

Our domestic operations are subject to governmental risks that may impact our operations.

Our domestic operations have been, and at times in the future may be, affected by political developments and are subject to complex federal, state, tribal, local and other laws and regulations such as restrictions on production, permitting, changes in taxes, deductions, royalties and other amounts payable to governments or governmental agencies, price or gathering-rate controls, hydraulic fracturing and environmental protection regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, tribal and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws, including environmental and tax laws, and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For example, currently proposed federal legislation, that, if adopted, could adversely affect our business, financial condition and results of operations, includes the following:

●
Climate Change  A number of state and regional efforts have emerged that are aimed at tracking and/or reducing emissions of green-house gases (GHGs). In addition, the U.S. Environmental Protection Agency (EPA) has made findings that emissions of GHGs present a danger to public health and the environment and, based on these findings, has adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. We may be required to install “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs.

●
Taxes. Congress may undertake significant deficit reduction or comprehensive tax reform in the coming year. Proposals include provisions that would, if enacted, (i) eliminate the immediate deduction for intangible drilling and development costs, (ii) eliminate the manufacturing deduction for oil and gas qualified production activities, and (iii) eliminate the acceleration of depreciation for tangible property.

●
Hydraulic Fracturing. This process is an essential and common practice used to stimulate production of natural gas and/or oil from dense subsurface rock formations such as shales that generally exist between 4,000 and 14,000 feet below ground. We routinely apply hydraulic-fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. The process involves the injection of water, sand, and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The process is typically regulated by state oil and natural-gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels with the public comment period expiring in August 2012. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently projects to issue an Advance Notice of Proposed Rulemaking in May 2013 that would seek public input on the design and scope of such disclosure regulations. In May 2012, the Department of the Interior (DOI) released draft regulations governing hydraulic fracturing on federal and Indian oil and gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing, and monitoring of well-stimulation operations. In addition, Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic-fracturing process is adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

Certain states in which we operate, including, Louisiana, Texas, and Wyoming, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, and additional well-construction requirements on hydraulic-fracturing operations. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic-fracturing process. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general and/or hydraulic fracturing in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic-fracturing activities. Nonetheless, in the event state or local restrictions are adopted in areas where we currently conduct operations, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements. These costs may be significant in nature, and we may experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves.

There are also certain governmental reviews recently conducted or underway that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012, and a final draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic-fracturing activities and plans to propose these standards for shale gas by 2014. In addition, the U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods and, in August 2011, issued a report on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale-gas development. Also, as discussed above, the DOI is pursuing regulations governing hydraulic fracturing on federal and Indian oil and gas leases. These studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing

The enactment of derivatives legislation could have an adverse effect on the Company’s ability to use derivative instruments to reduce the effect of commodity-price, interest-rate, and other risks associated with its business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in 2010, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission (CFTC) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. In its rulemaking under the Dodd-Frank Act, the CFTC issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions are exempt from these position limits. The position-limits rule was vacated by the U.S. District Court for the District of Colombia in September 2012 and the CFTC recently stated that it will appeal the District Court’s decision. The CFTC also finalized other regulations, including critical rulemakings on the definition of “swap,” “swap dealer,” and “major swap participant.” Some regulations, however, remain to be finalized and it is not possible at this time to predict when this will be accomplished. Depending on the Company’s classification and the particular nature of its derivative activities, the Dodd-Frank Act and regulations may require the Company to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its derivative activities. The Dodd-Frank Act and regulations may also require the counterparties to the Company’s derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters, reduce the Company’s ability to monetize or restructure its existing derivative contracts, and increase the Company’s exposure to less-creditworthy counterparties. If the Company reduces its use of derivatives as a result of the Dodd-Frank Act and regulations, the Company’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Company’s ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural-gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. The Company’s revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Drilling crude oil and natural gas wells is a high-risk activity and subjects us to a variety of risks that we cannot control.

Drilling crude oil and natural gas wells, including development wells, involves numerous risks, including the risk that we may not encounter commercially productive crude oil and natural gas reserves (including "dry holes").  As a result, we may not recover all or any portion of our investment in new wells.

Specifically, we often are uncertain as to the future cost or timing of drilling, completing and operating wells, and our drilling operations and those of our third-party operators may be curtailed, delayed or canceled, the cost of such operations may increase and/or our results of operations and cash flows from such operations may be impacted, as a result of a variety of factors, including

●	unexpected drilling conditions;
●	title problems;
●	pressure or irregularities in formations;
●	equipment failures or accidents;
●	adverse weather conditions, such as winter storms, flooding and hurricanes, and changes in weather patterns;
●
compliance with, or changes in, environmental laws and regulations relating to air emissions, hydraulic fracturing and disposal of produced water, drilling fluids and other wastes, laws and regulations imposing conditions and restrictions on drilling and completion operations and other laws and regulations, such as tax laws and regulations;

●	the availability and timely issuance of required governmental permits and licenses;
●
the availability of, costs associated with and terms of contractual arrangements for properties, including mineral licenses and leases, pipelines, rail cars, crude oil hauling trucks and qualified drivers and related facilities and equipment to gather, process, compress, transport and market crude oil, natural gas and related commodities; and

●
the costs of, or shortages or delays in the availability of, drilling rigs, hydraulic fracturing services, pressure pumping equipment and supplies, tubular materials, water, sand, disposal facilities, qualified personnel and other necessary equipment, materials, supplies and services.

Our failure to recover our investment in wells, increases in the costs of our drilling operations or those of our third-party operators, and/or curtailments, delays or cancellations of our drilling operations or those of our third-party operators in each case due to any of the above factors or other factors, may materially and adversely affect our business, financial condition and results of operations.  For related discussion of the risks and potential losses and liabilities inherent in our crude oil and natural gas operations generally, see the immediately following risk factor.

Our oil and natural gas activities are subject to various risks that are beyond our control and expose us to potential losses and liabilities, and insurance may not fully protect us against these risks and potential losses and liabilities.

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and natural gas. Although we may take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and natural gas in commercial quantities, the rate of production and the economics of the development of, and our investment in the prospects in which we have or will acquire an interest. Any of these risks and hazards could materially and adversely affect our financial condition, results of operations and cash flows. Such risks and hazards include:

●	human error, accidents, labor force and other factors beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;

●
blowouts, fires, explosions, loss of well control, hurricanes, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;

●	unavailability of materials and equipment;

●	engineering and construction delays;

●	unanticipated transportation costs and delays;

●	adverse weather conditions, such as winter storms, flooding and hurricanes, and other natural disasters;

●	hazards resulting from unusual or unexpected geological or environmental conditions;

●	environmental regulations and requirements;

●	accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids, into the environment;

●	changes in laws and regulations, including laws and regulations applicable to oil and natural gas activities or markets for the oil and natural gas produced;

●	fluctuations in supply and demand for oil and natural gas causing variations of the prices we receive for our oil and natural gas production;

●	the availability of alternative fuels and the price at which they become available; and

●	terrorism, vandalism and physical, electronic and cyber security breaches.

To mitigate financial losses resulting from these operating hazards, we maintain insurance coverage, including insurance coverage for certain physical damage, blowout/control of a well, comprehensive general liability, aviation liability, and worker’s compensation and employer’s liability. However, our insurance coverage may not be sufficient to cover us against all of potential losses arising as a result of the foregoing, and for certain risks, such as political risk, business interruption, war, terrorism, and piracy, for which we have limited or no coverage. In addition, we are not insured against all risks in all aspects of our business. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

The high cost or unavailability of drilling rigs, equipment, supplies, personnel, and other oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget, which could have a material adverse effect on our business, financial condition, or results of operations.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies, or qualified personnel. During these periods, the costs of rigs, equipment, supplies, and personnel are substantially greater and their availability to us may be limited. Additionally, these services may not be available on commercially reasonable terms. The high cost or unavailability of drilling rigs, equipment, supplies, personnel, and other oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget, which could have a material adverse effect on our business, financial condition, or results of operations.

A portion of our crude oil and natural gas production may be subject to interruptions that could have a material and adverse effect on us.

A portion of our crude oil and natural gas production may be interrupted, or shut in, from time to time for various reasons, including, but not limited to, as a result of accidents, weather conditions, loss of gathering, processing, compression or transportation facility access or field labor issues, or intentionally as a result of market conditions such as crude oil or natural gas prices that we deem uneconomic. If a substantial amount of our production is interrupted, our cash flows and, in turn, our financial condition and results of operations could be materially and adversely affected.

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

Reserve estimates depend on many interpretations and assumptions that may turn out to be inaccurate.  Any significant inaccuracies in these interpretations and assumptions could cause the reported quantities and the value of our reserves to be materially misstated.

Estimating quantities of crude oil, NGLs and natural gas reserves and future net cash flows from such reserves is a complex, inexact process.  It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors, made by our management and our independent reserve engineering firms; Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc. Any significant inaccuracies in these interpretations or assumptions could cause the reported quantities of our reserves and future net cash flows from such reserves to be overstated or understated.  Also, the data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

To prepare estimates of our economically recoverable crude oil, NGLs and natural gas reserves and future net cash flows from our reserves, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas.  We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary.  The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs, many of which factors are or may be beyond our control.

Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenues, and expenditures with respect to our reserves will likely vary from estimates, and the variance may be material. The discounted cash flows included in this report should not be construed as the fair value of the estimated oil, natural-gas, and NGLs reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are based on average 12-month sales prices using the average beginning-of-month price. Actual future prices and costs may differ materially from the SEC regulation-compliant prices used for purposes of estimating future discounted net cash flows from proved reserves.

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

If we acquire crude oil and natural gas properties, our failure to fully identify existing and potential problems and liabilities, to accurately estimate reserves, production rates or costs, or to effectively integrate the acquired properties into our operations could materially and adversely affect our business, financial condition and results of operations.

From time to time, we seek to acquire crude oil and natural gas properties.  Although we perform reviews of properties to be acquired in a manner that we believe is duly diligent and consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential problems, nor may they permit us to become sufficiently familiar with the properties in order to assess fully their deficiencies and potential. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise in the future. Even when problems with a property are identified, we often may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements.  In addition, there are numerous uncertainties inherent in estimating quantities of crude oil and natural gas reserves (as discussed further above), actual future production rates and associated costs with respect to acquired properties.  Actual reserves, production rates and costs may vary substantially from those assumed in our estimates.  In addition, an acquisition may have a material and adverse effect on our business and results of operations, particularly during the periods in which the operations of the acquired properties are being integrated into our ongoing operations or if we are unable to effectively integrate the acquired properties into our ongoing operations.

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

We are subject to complex laws and regulations relating to environmental protection that can adversely affect the cost, manner, and feasibility of doing business.

Our operations and properties are subject to numerous federal, regional, state, tribal, local, and foreign laws and regulations governing the release of pollutants or otherwise relating to environmental protection. These laws and regulations govern the following, among other things:

●	issuance of permits in connection with exploration, drilling and production activities;

●	protection of endangered species;

●	amounts and types of emissions and discharges;

●	generation, management, and disposition of waste materials;

●	reclamation and abandonment of wells and facility sites; and

●	remediation of contaminated sites;

In addition, these laws and regulations may impose substantial liabilities for our failure to comply or for any contamination resulting from our operations. Future environmental laws and regulations, such as the restriction against emission of pollutants from previously unregulated activities or the designation of previously unprotected species as threatened or endangered in areas where we operate, may negatively impact our industry. The cost of satisfying these requirements may have an adverse effect on our financial condition, results of operations, or cash flows or could result in limitations on our exploration and production activities, which could have an adverse impact on our ability to develop and produce our reserves.

Reduced demand for or excess capacity of production services could adversely affect our profitability.

Our profitability in the future will depend on many factors, but largely on pricing and utilization rates for our production services. An increase in supply of well servicing rigs and equipment, without a corresponding increase in demand, or decrease in demand for well servicing rigs and equipment could decrease the pricing and utilization rates of our production services, which would adversely affect our revenues and profitability.

Competition in the oil and gas exploration and production industry is intense, and many of our competitors have greater resources than we have.

We compete with national oil companies, major integrated oil and gas companies, independent oil and gas companies and other individual producers for the acquisition of licenses and leases, properties and reserves and the equipment, materials, services and employees and other contract personnel (including geologists, geophysicists, engineers and other specialists) required to explore, develop, produce and market crude oil and natural gas.  Some of our competitors may have greater and more diverse resources on which to draw than we do.  As a consequence, we may be at a competitive disadvantage in certain respects, such as in bidding for drilling rights, acquisition of licenses and leases, properties and reserves or in acquiring necessary services, equipment, materials and personnel. If we are not successful in our competition for oil and gas reserves or in our marketing of production, our financial condition and results of operations may be adversely affected.

Poor general economic, business, or industry conditions may have a material adverse effect on our results of operations, liquidity, and financial condition.

During the last few years, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, uncertainties with regard to European sovereign debt, and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. Concerns about global economic conditions have had a significant adverse impact on global financial markets and commodity prices. If the economic recovery in the United States or abroad remains prolonged, demand for petroleum products could diminish or stagnate, which could impact the price at which we can sell our oil, natural gas, and NGLs, affect our vendors’, suppliers’ and customers’ ability to continue operations, and ultimately adversely impact our results of operations, liquidity, and financial condition.

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

In order to manage our exposure to price risks in the marketing of our oil and natural gas production, we have entered into oil and natural gas price hedging arrangements with respect to a portion of our anticipated production and we may enter into additional hedging transactions in the future. While intended to reduce the effects of volatile oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

●	our actual production is less than hedged volumes;

●	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or

●	the counterparties to our hedging agreements fail to perform under the contracts.

●	a sudden unexpected event materially impacts oil and natural-gas prices.

The credit risk of financial institutions could adversely affect us.

We have exposure to different counterparties, and we have entered into transactions with counterparties in the financial services industry, including commercial banks, insurance companies and other institutions. These transactions expose us to credit risk in the event of default of our counterparty. Deterioration in the credit markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us. We have exposure to these financial institutions through our derivative transactions. In addition, if any lender under our credit facility is unable to fund its commitment, our liquidity will be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit facility. Moreover, to the extent that purchasers of the Company’s production rely on access to the credit or equity markets to fund their operations, there is a risk that those purchasers could default in their contractual obligations to the Company if such purchasers were unable to access the credit or equity markets for an extended period of time.

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

Our operations in Israel may be adversely affected by unique economic, terrorist activities and political developments.

We have interests in oil and gas leases and in oil and gas licenses in the waters off Israel.  These interests are a significant portion of our future production and cash flow and may be adversely affected by terrorist activities, political and economic developments, including the following:

●	war, terrorist acts and civil disturbances, and other political risks

●	changes in taxation policies,

●	laws and policies of the US and Israel affecting foreign investment, taxation, trade and business conduct,

●	foreign exchange restrictions,

●	international monetary fluctuations and changes in the value of the US dollar, such as the decline of the US dollar and

●	other hazards arising out of Israeli governmental sovereignty over areas in which we own oil and gas interests.

Oilfield service is a highly competitive, fragmented industry in which price competition could reduce our profitability.

We encounter substantial competition from other oilfield service companies. Our primary market areas are highly fragmented and competitive. The fact that production services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry and may result in an oversupply of equipment in an area. Oilfield service companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling or production services improves in a region where we operate, our competitors might respond by moving in suitable rigs and production services equipment from other regions. An influx of equipment from other regions could rapidly intensify competition, reduce profitability and make any improvement in demand for production services short-lived.

Most production services contracts are awarded on the basis of competitive bids, which also results in price competition. In addition to pricing and equipment availability, we believe the following factors are also important to our clients in determining which production services provider to select:

●	the type and condition of each of the competing well servicing rigs;

●	the quality of service and experience of the crews;

●	the safety record of the company providing the services; and

●	the offering of ancillary services;

We may be unable to implement price increases or maintain existing prices on our core services.

We periodically seek to increase the prices of our services to offset rising costs and to generate higher returns for our stockholders. However, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase or maintain prices. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability.
Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase our prices as costs increase could have a material adverse effect on our business, financial position and results of operations.

Member of Isramco’s management team own a significant amount of common stock, giving them influence or control in corporate transactions and other matters, and the interests of these individuals could differ from those other shareholders.

Member of our management team individually and through companies they beneficially control own 66.02% of our outstanding shares of common stock as of March 9, 2013. As a result, these shareholders are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Oil and Gas Exploration and Production - Properties and Reserves

Reserve Information. For estimates of Isramco's net proved reserves of natural gas, crude oil and natural gas liquids, see Note 15 to Consolidated Financial Statements, Supplemental Oil and Gas Information.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note 15 to Consolidated Financial Statements, Supplemental Oil and Gas Information, represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas, crude oil and condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate (upward or downward). Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. For related discussion, see ITEM 1A. Risk Factors.

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

ITEM 3. LEGAL PROCEEDINGS

We previously disclosed information relating to two putative shareholder derivative petitions that were filed by individual shareholders of the Company in the District Court of Harris County, Texas.  These petitions each named certain of our officers and directors as defendants.  Each of these suits claims that the shareholders were damaged as a result of various breaches of fiduciary duty, self dealing, and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich Global, Ltd (“Goodrich”) and other matters, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon.  Mr. Maimon is a former President and a director who resigned from all positions held with us on June 29, 2011.

On or about April 6, 2011, a third complaint was filed in the 295th District Court of Harris County, Texas by Yuval Ran, who claimed to be a shareholder, against certain of our officers and directors and several corporate parties controlled by Haim Tsuff.  As with the prior suits, this complaint alleged various breaches of duty, self dealing and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon  In addition, this suit alleged claims relating to other transactions between the Company and entities controlled by Haim Tsuff, including but not limited to the loan transactions between the Company and related parties, the lease and sale of a cruise ship, and the closure of the Company’s Israel branch office.  The third complaint was transferred to the 55th Judicial District Court of Harris County, Texas, by order signed April 20, 2011, and consolidated with the above-referenced first and second original shareholder suits by order signed May 21, 2011, into a single case, called “Lead Cause No. 2010-34535; In Re Isramco, Inc. Shareholder Derivative Litigation; In the 55th Judicial District Court of Harris County, Texas (the “Derivative Litigation”).

We also disclosed information in our quarterly report for the three months ended September 30, 2011 relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011 in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants.  The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 and described above.  The Company filed motions in the Chancery Court to Dismiss or Stay the lawsuit and, by order dated October 20, 2011, the case was dismissed.  The plaintiff did not appeal.  Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied Mr. Lapiner then filed a motion for attorney’s fees that was also denied.  On December 12, 2011, the court approved the terms of the mediated settlement and entered final order and judgment in the case.  The Company paid plaintiff attorney’s fees in the amount of $1,000,000, replaced its bylaws, amended various committee charters, and adopted other corporate governance changes as set out in the stipulation.  After the judgment was rendered, Mr. Lapiner filed a motion for new trial and on February 12, 2012 filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas.  A Motion to Dismiss the appeal was filed.  Oral arguments were presented to the Court of Appeals on January 9, 2013.  The Court of Appeals has not rendered an opinion on either the Motions to Dismiss or the appeal.  We do not believe the appeal will be successful.

On or about September 21, 2011, the Company’s former Vice President and General Counsel, Dennis Holifield resigned.  Mr. Holifield had been hired in March 2011.  On or about October 12, 2011, Mr. Holifield submitted a “Summary Report” to the SEC (the “Summary Report”), in which made numerous factual allegations regarding Haim Tsuff, the Company‘s Chief Executive Officer, Chairman, and President; Edy Francis, the Company’s Chief Financial Officer; Amir Sanker, the Company’s Asset Manager; and other Company personnel.  In the Summary Report, Mr. Holifield characterized the alleged conduct as illegal or criminal.  On November 3, 2011, the Company’s Board of Directors constituted a committee of independent directors consisting of Max Pridgeon and Asaf Yarkon, referred to as the Special Investigative Committee of the Board of Directors (“SIC”) which was directed to investigate all of the Holifield allegations and report back to the full board and make any recommendations, if any, for corrective action.  On January 7, 2013, SIC made their final report of the conclusions and results of the fourteen-month investigation into the allegations made by Mr. Holifield.  The SIC determined that Mr. Holifield’s allegations are not supported by any available documentary evidence or by any statements made by former or current Isramco, Inc., directors, management, or employees interviewed by the SIC or its counsel.  The SIC also determined that the Company had not engaged in wrongdoing of any sort, including any unlawful or unethical business practices, any lapses in financial controls or any governance issues that require redress or reform.

On October 31, 2011, the Company received a written demand from, Mr. Holifield’s attorney on the Company for $900,000.

From time to time, we are involved in disputes and other legal actions arising in the ordinary course of business.  In management's opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Capital Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock. As of March 8, 2013, there were approximately 239 holders of record of our common stock.

	High	Low
2012
First Quarter	$97.84	$73.55
Second Quarter	113.21	76.00
Third Quarter	120.69	94.72
Fourth Quarter	118.00	76.47

2011
First Quarter	$86.50	$56.14
Second Quarter	68.66	58.99
Third Quarter	69.00	53.40
Fourth Quarter	93.40	55.05

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development, and production of oil and natural gas properties located onshore in the United States and an owner of various royalty interests offshore Israel. Our properties are primarily located in Texas, New Mexico and Oklahoma. We act as the operator of most of our U.S. properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs.  In August, 2011 we created a new well service subsidiary that began operations in October 2011. As of December 2012, the subsidiary had 15 deployed well service rigs that operate primarily in Texas and New Mexico. The company provides a full range of well services such as well completion and wellbore maintenance, workover, plugging and abandonment services.

Oil and Gas Exploration and Production Segment

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire additional properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, quality, basis differentials and other factors, and secondarily upon our commodity price hedging activities. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success. Our future drilling plans are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. To the extent these factors lead to reductions in our drilling plans and associated capital budgets in future periods, our financial position, cash flows and operating results could be adversely impacted.

At December 31, 2012, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc and Cawley, Gillespie & Associates, Inc., were approximately 36,266 thousand barrels of oil equivalent (“MBOE”), consisting of 3,233 thousand barrels (MBbls) of oil, 186,837 million cubic feet (MMcf) of natural gas and 1,893 thousand barrels (MBbls) of natural gas liquids. Approximately 23% of our proved reserves were classified as proved developed (See Note 15 Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). Full year 2012 production averaged 2.17 MBOE/d compared to 2.16 MBOE/d in 2011.

Production Services Segment

The production service market is highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. We believe many of our larger customers place increased emphasis on the safety, performance and quality of the crews, equipment and services provided by their contractors. Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded the work. However, in numerous instances, we secure and maintain work from large customers for which efficiency, safety, technology, size of fleet and availability of other services are of equal importance to price.

The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in a lower oil and natural gas price environment, demand for service and maintenance generally decreases as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work. Oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Further, in a low commodity price environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.  The plugging and abandonment work is less affected by prices and generally driven by state regulations and have smaller variations in demand.

The level of our revenues, earnings and cash flows are substantially dependent upon, and affected by, the level of U.S. oil and natural gas exploration, development and production activity, as well as the equipment capacity in any particular region.

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
The Company’s estimates of proved reserves are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually by our independent reserve engineering firm, Cawley, Gillespie & Associates, Inc and Netherland, Sewell & Associates, Inc. and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions, and governmental restrictions, as well as changes in the expected recovery associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits earlier. A material adverse change in the estimated volumes of proved reserves could have a negative impact on DD&A and could result in property impairments.

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
Our well service equipment and tools are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.

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

Accounting for Derivative Instruments and Hedging Activities

We utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We may generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next years. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to our derivative contracts, which would potentially allow us to not record the change in fair value of our derivative contracts in the consolidated statements of operations. We carry our derivatives at fair value on our consolidated balance sheets, with the changes in the fair value included in our consolidated statements of operations in the period in which the change occurs. Our results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivative contracts.

Environmental Obligations, Litigation and Other Contingencies

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

Liquidity and Capital Resources

Our primary source of liquidity was cash flow generated from our operating activities, loans from related party lender (“Related Party Loans”) and net proceeds from sale of our investment in shares of JOEL Jerusalem Oil Exploration Ltd, (“JOEL”) a related party. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

Note 5 to our Consolidated Financial Statements, Long-Term Debt and Interest Expense, describes the Senior Credit Agreements and Related Party Loans. Our Senior Credit Agreements originally provided a total $300 million in credit facilities under a credit facility from a group of lenders, under which Wells Fargo was the lead bank (the “Lenders”). The borrowing base under the facility was redetermined on a semi-annual basis  and adjusted based on our oil and natural gas properties, reserves, other indebtedness and other relevant factors. During the fourth quarter of 2011 the Lenders reduced the borrowing base to zero.  On April 27, 2012, The Company entered into an amendment to the Credit Agreement with Lenders, formalizing the election to pay the $20,000,000 borrowing base deficiency in six monthly installments of $3,333,333.33. As of June 29, 2012 the Company has fully paid all amounts owed and terminated the Senior Credit Facility with the Lenders.

The Company is also in negotiations for similar credit facilities with several other commercial lenders, to obtain a new credit facility on terms most favorable to the Company. The Company hopes to obtain a new credit facility that would replace its existing financing from affiliated parties and also provide additional financing for Company operations and investments. The Company is uncertain as to whether it will be successful in obtaining new replacement financing or, if it is obtained, the timetable upon which such facility will be closed and other material terms and conditions. The Company believes that the current source of its affiliate financing will remain flexible and additional funding will be made available if needed until a new credit facility can be obtained. See Note 5 to Consolidated Financial Statements, Long-Term Debt and Interest Expense.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired and from stream line operations of our well service operations. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success in finding and acquiring additional reserves. We expect to fund our future capital requirements through internally generated cash flows and borrowings from related parties and hopefully a new commercial credit facility. Long-term cash flows are subject to a number of variables, including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas industry. Our well service business requires capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives and investments in new equipment and tools. We plan to fund these activities from Isramco’s available operating cash flows, loans from related parties and financial institutions. We also plan to utilize revenue derived from our overriding interest in Tamar Field offshore Israel. (See Item 1A “Risk Factors”).

Debt

	As of December 31,
	2012	2011	2010
	(In thousands except percentage)
Senior Credit Facilities	$-	$-	$22,725
Long – term debt – related party	73,906	60,211	76,354
Short – term debt – related party	-	6,456	-
Current maturities of long-term debt, short-term debt and bank overdraft	18,184	32,009	17,350
Total debt	92,090	98,676	116,429

Stockholders’ equity	18,815	18,548	18,537

Debt to capital ratio	83%	84%	86%

(1)	The amounts are excluded of accrued interest.

At year-end 2012, our total debt was $92,090,000, compared to total debt of $98,676,000 at year-end 2011 and $116,429,000 at year-end 2010. As of December 31, 2011, current debt included $20,000,000 as current maturities of the Senior Credit Facilities. During the fourth quarter of 2011 the Lenders reduced the borrowing base to zero. As of June 29, 2012 the Company has fully paid all amounts owed the Lenders under the terminated the Senior Credit Facility.

On March 3, 2011, the Company entered into a Loan Agreement with I. O. C. - Israel Oil Company, LTD., an affiliate of the Company (“IOC”) pursuant to which it borrowed the sum of $11 million. The loan bears interest at a rate of 10% per annum and was payable in quarterly payments of interest only until March 3, 2012, when all accrued interest and principal was due and payable.  The loan was repayable at any time without penalty and is unsecured.  The purpose of the loan was to provide funds to Isramco for the payment of amounts due the Lenders under the Wells Fargo Senior Credit Facility at maturity.  On March 3, 2011 Isramco paid the outstanding principal balance due under the Wells Fargo Senior Credit Agreement.  Subsequently, on March 9, 2011, pursuant to an agreement with Wells Fargo, the derivative contracts between Isramco and Wells Fargo were terminated at a cost to the Company of approximately $7,000,000.  Concurrently, the Company entered into new derivative contracts for 336,780 barrels of crude oil during the 46 month period commencing March 2011 with Macquarie Bank, N.A. During September 2011 Isramco paid $5,096,000 of principal and interest pursuant to Loan agreement with IOC.

In October 2011 the agreement with IOC, pertaining to a loan in the outstanding principal amount of $6,456,000 was renegotiated. The payoff of principal amount was extended by 6 months to September 9, 2012. Interest accrued per annum was determined on LIBOR+5.5% from initial 10%.

On March 29, 2012, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium and the loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts were due to the Lenders under the Senior Credit Facility.

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

On February 13, 2013, the Company entered into another Loan Agreement with IOC, pursuant to which it borrowed $1,500,000. The loan bears interest of Libor+5.5% per annum and matures on February 13, 2018, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to back up a Letter of Credit.

On March 1, 2013 all of the above mentioned Loan agreements and notes with IOC, except for the $1,500,000 loan agreement entered on February 13, 2013, were amended. The terms of all existing loans and notes between the Company and IOC were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on all of the loans and notes to require interest only payments on December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 along with all outstanding principal paid in four equal installments with the first payment December 31, 2015 and an similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of the loan agreements and notes remained unchanged. In accordance with the amendment, as of December 31, 2012 the loans are classified as long-term on our balance sheet.

On March 1, 2013 the terms of all existing loans and note between the Company and Naphtha were also amended extending the maturity to December 31, 2018.  The payment schedule was changed on the Naphtha loans and notes to require interest only payments December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and the final interest payment on December 31, 2018 with principal outstanding paid in four equal installments with the first payment December 31, 2015 and remaining three installments made on December 31 of each of the following three years with the final payment on December 31, 2018.  The other terms of the loan agreement and note remained unchanged. In accordance with the amendment, as of December 31, 2012 the loans are classified as long-term on our balance sheet.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements.

Cash Flow

Our primary source of cash in 2012 was cash flow from operating activities, loans from related party and proceeds from sale of shares of marketable securities of JOEL to a related party. In 2012 cash received from operations, sale of marketable securities and proceeds from related party were used primarily to repay borrowings under our Senior Credit Facility and investing in equipment for well service subsidiary. Our primary source of cash in 2011 was cash flow from operating activities, loans from related party and proceeds from sale of investment in MediaMind Ltd shares. In 2011 cash received from operations, from selling of investment in MediaMind Ltd shares and from related party was offset by repayments of borrowings under our Senior Credit Agreements, repayment of related party loans, purchase of equipment and payments made on settled derivatives contracts. Our primary source of cash in 2010 was our operating activities. In 2010 cash received from operations was offset by repayments of borrowings under our Senior Credit Agreements and cash used in payments on addition to oil and gas properties, net of any divestiture activities.

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

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows provided by operating activities	$17,000	$6,946	$12,063
Cash flows provided by (used in) investing activities	(12,031)	7,643	(1,437)
Cash flows used in financing activities	(6,476)	(18,124)	(7,876)
Net increase (decrease) in cash	$(1,507)	$(3,535)	$2,750

Operating Activities, Net cash flows provided by operating activities were $17,000,000, $6,946,000 and $12,063,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, hedging activities, operating cost and activities of our well service subsidiary in the year ended December 31, 2012.

During the year ended December 31, 2012, compared to the same period in 2011, net cash flow provided by operating activities increased by $10,054,000 to $17,000,000 This increase was primarily attributable to a net cash onetime payment in 2011 on settled derivatives contracts of $7,007,000, activities of our well service subsidiary and lower lease operating expenses which were partially offset by payment a portion of accrued interest on the loan to related party of $2,000,000 and  decrease in NGLs revenues. The decrease in natural gas and NGLs revenues was caused by both decrease in natural gas and NGLs prices and as well as decrease in production volumes of natural gas and NGLs.  The decrease in revenues was primarily attributable to lower average gas prices for the twelve months ended December 31, 2012 of $3.68/Mcf, compared to $4.97/Mcf and natural gas liquids average prices for the twelve months ended December 31, 2012 of $36.19/Bbl, compared to $50.24/ Bbl to the corresponding period in 2011.

During the year ended December 31, 2011, compared to the same period in 2010, net cash flow provided by operating activities decreased by $5,117,000 to $6,946,000. This decrease was primarily attributable to net cash paid on settled derivatives contracts of $7,007,000, less cash received on proceeds from settlements of derivative contracts, higher lease operating expenses all of which were partially offset by increased oil and NGLs revenues.  The increase in revenues was primarily attributable to higher average oil and NGLs prices for the year ended December 31, 2011 of $94.12/bbl and $50.24/bbl respectively,  compared to $77.26/bbl and $36.97/bbl for the year ended December 31, 2010.

However, we are unable to predict future production levels or future commodity prices, and, therefore, we cannot predict future levels of net cash provided by operating activities.

Investing Activities, Net cash flows provided (used) in investing activities for the twelve months ended December 31, 2012 and 2011 were $(12,031,000) and $7,643,000, respectively. During 2012 the Company invested in equipment for its well service subsidiary and oil and gas properties amount of $11,575,000 and $5,422,000 respectively. These investments of $16,997,000 were partially offset by proceeds from sale of investment in marketable securities in the amount of $4,737,000.

The primary driver of cash provided by investing activities in 2011 was proceeds from sale of marketable securities of $16,073,000 which was offset by purchase of other property and equipment of approximately $6,500,000 and an additional $2,549,000 spent on capital expenditures.

In 2010, we spent $3,454,000 on capital expenditures and an additional $157,000 on other property and equipment. We participated in the drilling of 3 gross wells in 2010. In December, 2010, we completed the sale of our interests in certain properties in Wise and Parker Counties, Texas, for approximately $2.2 million. Net cash flows provided by (used in) investing activities for the years ended December 31, 2011 and 2010 were $7,643,000 and $(1,437,000) respectively.

Financing Activities, Net cash flows used in financing activities were $(6,476,000) and $(18,124,000) for the years ended December 31, 2012 and 2011, respectively. The Company has fully repaid the outstanding debt under Senior Credit Facility in the amount of $20,000,000 which was partially offset by new borrowings of $13,500,000 from a related party.

During the year ended in 2011, we repaid borrowings of $29,612,000. During the year ended in 2010, we repaid borrowings of $7,875,000.

Results of Continuing Operations

Selected Data

	Years Ended December 31,
	2012	2011	2010
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$40,402	$44,228	$39,329
Production Services	9,279	896	-
Other	749	524	2,871
Total revenues and other	50,430	45,648	42,200

Cost and expenses	44,433	41,278	41,059
Other expense (income)	2,455	(6,991)	5,784
Income tax expense (benefit)	1,095	3,975	(1,856)
Net income (loss) attributable to common shareholders	2,447	7,386	(2,787)
Net income attributable to noncontrolling interests	226	5	-
Net income (loss) attributable to Isramco	2,221	7,381	(2,787)
Earnings (loss) per common share – basic	$0.82	$2.72	$(1.03)
Earnings (loss) per common share –diluted	$0.82	$2.72	$(1.03)

Weighted average number of shares outstanding-basic	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$25,713	$30,606	$22,472
Total proved reserves (MBOE)	36,266	34,990	9,031
Annual sales volumes (MBOE)	791	789	841

Average cost per MBOE:
Production (excluding transportation and taxes)	$19.12	$20.55	$18.32
General and administrative	$5.70	$5.63	$6.09
Depletion of oil and gas properties	$13.45	$12.55	$14.44

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, our net income was $2,221,000, or $0.82 per share for the year ended December 31, 2012. This compares to net income of $7,381,000 or $2.72 per share, for the year ended December 31, 2011.

This decrease was primarily due to net gain of $3,650,000 on sale of our investment in shares of Jerusalem Oil Exploration Ltd, (“JOEL”) a related party in 2012 comparing to net gain on sale of investment in shares of Media Mind in 2011 in the amount of $15,910,000, lower natural gas and NGLs sales revenues as a result of the decrease in natural gas and NGLs prices and decrease in production volumes of natural gas and NGLs which were partially offset by increase in revenues from well service activities, net gain on derivative contracts lower tax and interest expenses comparing to twelve months ended December 31, 2011.

Our net income for 2011 was $7,381,000, or $2.72 per share. This compares to net loss of $(2,787,000), or $(1.03) per share, for the year ended December 31, 2010. The increase in net income was primarily due to the impact of sale of marketable securities, derivatives, higher oil and NGLs sales revenues due to higher prices and lower depreciation, depletion and amortization expenses. This was partially offset by a decrease in sales volumes of natural gas, oil and NGLs caused by natural decline in production, higher taxes paid due to increase in revenues, higher impairments of oil and gas assets and higher lease operating expenses.

Revenues, Volumes and Average Prices
Sales Revenues

	Years Ended December 31,
In thousands except percentages	2012	2011	Δvs. 2011	2010	Δ vs. 2010
Gas sales	$7,950	$11,135	(29)%	$11,157	NM	%
Oil sales	27,639	26,260	5	22,405	17
Natural gas liquid sales	4,813	6,833	(30)	5,767	18
Total	$40,402	$44,228	(9)%	$39,329	12%

NM—not meaningful

Our sales revenues for the year ended December 31, 2012 decreased by 9% when compared to the same period of 2011, mainly due to lower prices received for natural gas and condensate and NGLs and decreased production volumes for natural gas and natural gas liquids which was partially offset by increase in crude oil revenues. Our sales revenues for the year ended December 31, 2011 increased by 12% when compared to the same period of 2010, mainly due to higher oil and NGLs commodity prices.

Volumes and Average Prices

	Years Ended December 31,
	2012	2011	Δ vs. 2011	2010	Δ vs. 2010
Natural Gas
Sales volumes Mmcf (2)	2,160	2,241	(4)%	2,368	(5)%
Price per Mcf (1)	$3.68	$4.97	(26)	$4.71	6
Total gas sales revenues (thousands)	$7,950	$11,135	(29)%	$11,157	NM

Crude Oil
Sales volumes MBbl	298	279	7%	290	(4)%
Price per Bbl (1)	$92.75	$94.12	(1)	$77.26	22
Total oil sales revenues (thousands)	$27,639	$26,260	5%	$22,405	17%

Natural gas liquids
Sales volumes MBbl (2)	133	136	(2)%	156	(13)%
Price per Bbl (1)	$36.19	$50.24	(28)	$36.97	36
Total natural gas liquids sales revenues (thousands)	$4,813	$6,833	(30)%	$5,767	18%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

(2)	At the end of 2010, the company sold interests in several oil and gas properties which resulted in lower natural gas, oil and NGLs volumes in 2011.

The company’s natural gas sales volumes decreased by 4%, crude oil sales volumes increased by 7% and natural gas liquids sales volumes decreased by 2% for the year ended December 31, 2012 compared to the same period of 2011.

Our average natural gas price for the year ended December 31, 2012 decreased by 26%, or $1.29 per Mcf, when compared to the same period of 2011. Our average crude oil price for the year ended December 31, 2012 decreased by 1%, or $1.37 per Bbl, when compared to the same period of 2011. Our average natural gas liquids price for the year ended December 31, 2012 decreased by 28%, or $14.05 per Bbl, when compared to the same period of 2011.

In 2011 the company’s natural gas sales volumes decreased by 5%, crude oil sales volumes by 4% and natural gas liquids sales volumes by 13% compared to the same period of 2010.  This decrease was primarily caused by natural decline in production and sale of oil and gas properties in 2010.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the year ended December 31, 2012 compared to 2011 and 2010.

In thousands	Natural Gas	Oil	Natural gas liquids
2010 sales revenues	$11,157	$22,405	$5,767
Changes associated with sales volumes	(598)	(850)	(739)
Changes in prices	576	4,705	1,805
2011 sales revenues	11,135	26,260	6,833
Changes associated with sales volumes	(402)	1,788	(151)
Changes in prices	(2,783)	(409)	(1,869)
2012 sales revenues	$7,950	$27,639	$4,813

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

	Years Ended December 31,
In thousands	2012	2011	2010
Income (loss) from operations before income taxes (1)	$3,542	$11,361	$(4,643)
Depreciation, depletion, amortization and impairment expense	12,575	14,016	13,893
Interest expense	6,339	7,760	7,646
Gain (loss) on derivative contract	2,382	(3,384)	4,727
Accretion Expenses	875	853	849
Consolidated Adjusted EBITDAX	$25,713	$30,606	$22,472

(1)	Including net gain from sale of investment in shares of JOEL in the amount of $3,650,000 and shares of Media Mind in the amount of $15,910,000 in 2012 and 2011 respectively.

Operating Expenses

	Years Ended December 31,
In thousands except percentages	2012	2011	Δ vs. 2011	2010	Δ vs. 2010
Lease operating expense, transportation and taxes	$19,737	$20,981	(6)%	$19,894	5%
Production Services	6,427	675	852	-
Depreciation, depletion and amortization oil and gas segment	10,638	9,894	8	12,142	(19)
Well service equipment depreciation	712	88	709
Impairments of oil and gas assets	1,225	4,034	(70)	1,751	130
Accretion expense	875	853	3	849	NM
Loss from plug and abandonment	314	315	NM	1,300	(76)
General and administrative	4,505	4,438	2	5,123	(13)
	$44,433	$41,278	8%	$41,059	1%

During 2012, our operating expenses increased by 8% when compared to 2011 with the highlights as follows:

●
Lease operating expense, transportation cost and taxes decreased by 6%, or $1,244,000 in 2012 when compared to 2011.  This decrease was the result of reduced number of workovers on our operated properties during the twelve months ended December 2012 comparing to the same period in 2011.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $1.43 per MBOE to $19.12 per MBOE in 2012 from $20.55 per MBOE in 2011.

●
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A increased by 8%, or $744,000, in 2012 when compared to 2011, primarily due to change in estimation of our total reserves (per MBOE) combined with addition of new drilled wells in 2012, which was partially offset by impairment recorded in 2011 in the amount of $4,034,000. On a per unit basis, depletion expense increased by $0.9 per MBOE to $13.45 per MBOE in 2012 from $12.55 per MBOE in 2011.

●	Well service equipment depreciation – the amount represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary.

●	Impairments of oil and gas assets of $1,225,000 in 2012 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our fields.

●	The expenses for production services pertain to our well service activities performed by well service subsidiary.

●	General and administrative expenses increased by 2%, or $67,000 in 2012 when compared to 2011, primarily due to various legal fees.

During 2011, our operating expenses increased by 1% when compared to 2010 with the highlights as follows:

●
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

●
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

●	Impairments of oil and gas assets of $4,034,000 in 2011 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our fields.
●	The expenses for production services pertain to our well service activities performed by our new subsidiary.

●
General and administrative expenses decreased by 13%, or $685,000 in 2011 when compared to 2010, primarily due to attorney’s fees and expenses related to certain derivative litigation pending in Harris County, Texas incurred in 2010 which was finalized in 2011. The decrease was partially offset by legal expenses associated with legal claim submitted by former employee.

Other expenses (income)

	Years Ended December 31,
In thousands except percentages	2012	2011	Δ vs. 2011	2010	Δ vs. 2010
Interest expense net	$6,339	$7,760	(18)%	$7,646	1%
Realized gain on sale of investment and other	(3,650)	(15,910)	(77)	-
Net loss (gain) on derivative contracts	(219)	922	124	(1,862)	(150)
Currency exchange rate differences	(15)	237	106	-	-
	$2,455	$(6,991)	(135)%	$5,784	(221)%

Interest expense. Isramco’s interest expense decreased by 18%, or $1,421,000, for the twelve months ended December 31, 2012 compared to the same period of 2011.  This decrease was primarily due to onetime expense paid to Macquarie Bank, N.A in 2011 in connection with assignment and transfer of Wells Fargo Senior Credit Facility and the lower average outstanding balances of the loans during the twelve months ended December 31, 2012.

Isramco’s interest expense increased by 1%, or $114,000, for the year ended December 31, 2011 compared to the same period of 2010.  This increase is primarily due to a new loan obtained by the company that was used, along with other proceeds and capital, to make required payments on debt to Macquarie Bank, N.A in connection with assignment and transfer of Wells Fargo Senior Credit Facility which were partially offset by the lower average outstanding balance of the loans.

Sale of Marketable Securities.  In August 2011 the company sold all of its investment in a company called MediaMind Ltd. The realized gain from this transaction amounted to $15,910,000. On February 2012 the Company has sold all of its investment in shares of JOEL to Equital Ltd. Both JOEL and Equital Ltd. are related parties of Isramco Inc.  JOEL is also a subsidiary of Equital Ltd. The Company recorded a net gain of $3,650,000.

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

At December 31, 2012, the Company did not have a commodity derivative asset or liability. For the year ended December 31, 2012, the Company recorded a net derivative gain of $0.2 million ($2.4 million unrealized loss and a $2.6 million gain from net cash received on settled contracts).

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

Income Tax

The decrease in income tax expenses was primarily driven by sale of investment in MediaMind shares in 2011resulted in a net gain of $15,910,000 comparing to sale of investment in shares of JOEL in 2012 which resulted in net gain of $3,650,000.

Income tax benefit for the year ended December 31, 2010 decreased by $5.8 million from the prior year. The decrease in our income tax benefit from the prior year was primarily due to our pre-tax loss of $4.6 million for the year ended December 31, 2010.

The effective tax rates for the years ended December 31, 2012, 2011 and 2010 were 31%, 35% and 40%, respectively.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 8. Consolidated Financial Statements and Supplemental Data–Note 1, “Summary of Significant Accounting Policies.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk and Derivative Instruments

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

We may be exposed to market risk on our open derivative contracts of non-performance by our counterparties. However, we do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 8. Consolidated Financial Statements and Supplemental Data—Note 4, "Derivatives and Hedging Activities" for additional information. As of December 31, 2012 we did not have open derivative positions.

Interest-Rate Risk

We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk results primarily from fluctuations in short-term rates, which are LIBOR based. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. As of December 31, 2012 we did not have open interest rate swap positions. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

As of December 31, 2012, we had $91,317,000 outstanding debt we received from related parties, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $913,170 and a corresponding increase or decrease, respectively, in net income of approximately $593,560 during the year ended December 31, 2012. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2012.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 8. Consolidated Financial Statements and Supplemental Data—Note 6, "Fair Value of Financial Instruments" for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

Based on their evaluation, Isramco’s principal executive and principal financial officers have concluded that Isramco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2012 to ensure that the information required to be disclosed by Isramco in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Isramco’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Isramco, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Isramco’s management, including our principal executive and principal financial officers, Isramco conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, which was completed on March 12, 2013, management concluded that its internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of Isramco’s internal control over financial reporting as of December 31, 2012 has been audited by MaloneBailey, LLP, an independent registered public accounting firm who audited Isramco’s consolidated financial statements as of and for the year ended December 31, 2012, as stated in their report, which is included under “Item 8. Financial Statements and Supplemental Data” in this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Isramco’s internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Isramco’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by items 10, 11, 12 13 and 14 will be contained in the Company's definitive proxy statement and such information is incorporated herein by reference.

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

10.6	Employment Agreement dated as of September 1, 2007 between Isramco Inc. and Edy Francis, filed as an Exhibit to the 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.+

10.7
 Agreement dated as of December 31, 2007 between Isramco Inc. and I.O.C. Israel Oil Company Ltd and addendum dated January 1, 2008, filed as an Exhibit to the 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.8
 Amended and restated credit agreement dated on April 28, 2008 between Isramco Resources, LLC and The Bank of Nova Scotia and Capital One, N.A., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.9
 Amended and Restated Loan Agreement dated as of May 25, 2008 between Isramco Inc. and J.O.E.L. Jerusalem Oil Explorations Ltd. filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.10
 Amended and Restated Agreement dated as of November 17, 2008 between Isramco Inc. and Goodrich Global Ltd. filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.11
 First Amendment to Loan Agreement dated as of February 1, 2009, between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd.($18.5 million) filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.12
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

10.16
First Amendment to Loan Agreement dated as of October 1, 2011 between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd. ($11.0 million) filed as an Exhibit to the 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.17	2011 Stock Incentive Plan filed as an Exhibit to the 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.18 *	Loan Agreement dated as of February 13, 2013 between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd. (1.5 million).

10.19 *	Amendment to Loan Agreement dated as of March 1, 2013 between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd.

10.20 *	Amendment to Loan Agreement dated as of March 1, 2013 between Isramco, Inc. and NAPHTHA ISRAEL PETROLEUM CORP., LTD.

14.1	Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

23.1*	Consent of Cawley, Gillespie & Associates, Inc.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.3*	Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.3*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

99.1*	Cawley, Gillespie & Associates, Inc. Reserves Report

99.2*	Netherland, Sewell & Associates, Inc. Reserves Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Filed Herewith.
+ Management Agreement

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ HAIM TSUFF
HAIM TSUFF,
CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: March 15, 2013

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: March 15, 2013

/S/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY,
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)

Date: March 15, 2013

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	March 15, 2013
Haim Tsuff	Chief Executive Officer

/s/ Josef From	Director	March 15, 2013
Josef From

/s/ Max Pridgeon	Director	March 15, 2013
Max Pridgeon

/s/ Frans Sluiter	Director	March 15, 2013
Frans Sluiter

/s/ Itai Ram	Director	March 15, 2013
Itai Ram

/s/ Asaf Yarkoni	Director	March 15, 2013
Asaf Yarkoni

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Isramco, Inc. (the “Company”), including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

MaloneBailey, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2012.

/s/ Haim Tsuff	/s/ Zeev Koltovskoy	/s/ Edy Francis
Haim Tsuff	Zeev Koltovskoy	Edy Francis
Chief Executive Officer	Chief Accounting Officer	Chief Financial Officer

Houston, Texas
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Isramco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Isramco, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MALONE BAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 15, 2013

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$615	$2,122
Accounts receivable, net of allowance for doubtful accounts of $349 and $349	11,856	6,459
Restricted and designated cash	61	290
Inventories	122	86
Deferred tax assets	4,160	2,539
Derivative asset	-	961
Prepaid expenses and other	572	620
Total Current Assets	17,386	13,077

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	231,327	225,108
Advanced payment for equipment	98	650
Production Service Equipment and Other	18,987	6,860
Total Property and Equipment	250,412	232,618
Accumulated depreciation, depletion, amortization and impairment	(117,799)	(105,224)
Net Property and Equipment	132,613	127,394

Marketable securities, at market	-	4,554
Derivative asset	-	1,421
Deferred tax assets	3,959	5,461
Total assets	$153,958	$151,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,208	$9,360
Bank overdraft	773	823
Current maturities of long term debt	-	20,000
Due to related party and accrued interest	21,749	25,518
Total current liabilities	35,730	55,701

Due to related party and accrued interest	81,505	60,408

Other Long-term Liabilities:
Asset retirement obligations	17,908	17,250
Total other long-term liabilities	17,908	17,250

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,268	23,194
Accumulated deficit	(4,547)	(6,768)
Accumulated other comprehensive income	-	2,254
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	18,584	18,543
Non controlling interest	231	5
Total equity	18,815	18,548
Total liabilities and shareholders’ equity	$153,958	$151,907

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31	2012	2011	2010

Revenues
Oil and gas sales	$40,402	$44,228	$39,329
Production services	9,279	896	-
Office services	564	437	655
Other	185	87	2,216
Total revenues	50,430	45,648	42,200

Operating expenses
Lease operating expense, transportation and taxes	19,737	20,981	19,894
Depreciation, depletion and amortization	11,350	9,982	12,142
Impairments of oil and gas assets	1,225	4,034	1,751
Accretion expense	875	853	849
Production services	6,427	675	-
Loss from plug and abandonment	314	315	1,300
General and administrative	4,505	4,438	5,123
Total operating expenses	44,433	41,278	41,059
Operating income	5,997	4,370	1,141

Other expenses (income)
Interest expense, net	6,339	7,760	7,646
Realized gain on marketable securities	(3,650)	(15,910)	-
Net loss (gain) on derivative contracts	(219)	922	(1,862)
Currency exchange rate differences	(15)	237	-
Total other expenses (income)	2,455	(6,991)	5,784

Income (loss) before income taxes	3,542	11,361	(4,643)
Income tax benefit (expense)	(1,095)	(3,975)	1,856

Net income (loss)	$2,447	$7,386	$(2,787)
Net income attributable to non-controlling interests	226	5	-
Net income (loss) attributable to Isramco	$2,221	$7,381	$(2,787)

Earnings (loss) per share – basic:	$0.82	$2.72	$(1.03)

Earnings (loss) per share – diluted:	$0.82	$2.72	$(1.03)

Weighted average number of shares outstanding-basic:	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding-diluted:	2,717,691	2,717,691	2,717,691

See notes to the consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

Year Ended December 31
	2012	2011	2010
Net income (loss)	$2,447	$7,386	(2,787)
Other comprehensive income
Available-for-sale securities, net of taxes	(2,254)	(7,397)	7,258
Change in unrealized gains on hedging instruments, net of taxes	-	22	333
Comprehensive income	$193	$11	4,804
Comprehensive income attributable to non-controlling interests	226	5	-
Comprehensive income (loss) attributable to Isramco	$(33)	$6	4,804

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2012 and 2010

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock	Non-controlling interests	Total Shareholders’Equity
	$ in thousands, except share amounts

Balances at January 1, 2010	2,717,691	$27	$23,194	$2,038	$(11,362)	$(164)	-	$13,733

Net loss					(2,787)			(2,787)
Net unrealized gain on available for sale marketable securities, net of taxes of $3,965				7,258				7,258
Net gain on derivative contracts, net of taxes $171				333				333
Total comprehensive gain								7,591

Balance of December 31, 2010	2,717,691	$27	$23,194	$9,629	$(14,149)	$(164)	$-	$18,537

Net income					7,381		5	7,386
Net unrealized loss on available for sale marketable securities, net of taxes of $3,983				(7,397)				(7,397)
Net gain on derivative contracts, net of taxes $12				22				22
Total comprehensive loss								(7,375)

Balance of December 31, 2011	2,717,691	$27	$23,194	$2,254	$(6,768)	$(164)	$5	$18,548

Proceeds from short swing profits from parent company			74					74
Net income					2,221		226	2,447
Net unrealized loss on available for sale marketable securities, net of taxes of $1,214				(2,254)				(2,254)
Total comprehensive loss								(2,254)

Balance of December 31, 2012	2,717,691	$27	$23,268	$-	$(4,547)	$(164)	$231	$18,815

See notes to consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31	2012	2011	2010

Cash Flows From Operating Activities:
Net income (loss)	$2,447	$7,386	$(2,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	12,575	14,016	13,893
Accretion expense	875	853	849
Realized gain on marketable securities	(3,650)	(15,910)	-
Changes in deferred taxes	1,095	3,975	(1,856)
Net unrealized loss (gain) on derivative contracts	2,382	(3,384)	4,727
Amortization of debt cost	70	252	252
Realized gain on sale of investment and capital gain	-	-	(2,160)
Changes in components of working capital and other assets and liabilities
Accounts receivable	(5,397)	(349)	1,314
Prepaid expenses and other current assets	(20)	(86)	(59)
Due to related party	4,253	959	(2,360)
Inventories	(36)	(86)	-
Accounts payable and accrued expenses	2,406	(680)	250
Net cash provided by operating activities	17,000	6,946	12,063

Cash flows from investing activities:
Addition to property and equipment, net	(16,997)	(9,060)	(3,611)
Proceeds from sale of gas properties and equipment	-	32	2,236
Restricted cash and deposit, net	229	598	(62)
Proceeds from sale of marketable securities	4,737	16,073	-
Net cash provided by (used in) investing activities	(12,031)	7,643	(1,437)

Cash flows from financing activities:
Repayments on loans – related parties, net	-	(12,537)	-
Proceeds on loans-related parties , net	13,500	11,000	-
Repayment of long-term debt	(20,000)	(17,075)	(7,875)
Borrowings (repayments) of bank overdraft, net	24	488	(1)
Net cash used in financing activities	(6,476)	(18,124)	(7,876)

Net increase (decrease) in cash and cash equivalents	(1,507)	(3,535)	2,750
Cash and cash equivalents at beginning of year	2,122	5,657	2,907
Cash and cash equivalents at end of year	$615	$2,122	$5,657

See notes to the consolidated financial statements.

ISRAMCO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Isramco, Inc. and its subsidiaries and affiliated companies ( together referred to as “We”, “Our”, “Isramco” or the “Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a well service company that provides well maintenance and workover, well completion and recompletion services. The Company’s consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements.

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

The Company reviews its property and equipment in accordance with Accounting Standard Codification (ASC) 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires the Company to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the discounted cash flow.

In 2012, 2011 and 2010, we reported an impairment charge of $1,225,000, $4,034,000 and $1,751,000, respectively, relating to our oil and gas properties.

Property, Plant and Equipment Other than Oil and Natural Gas Properties

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $926,000, $246,000 and $165,000 respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 15% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized. We did not identify any triggering events or record any asset impairments during 2012, 2011 and 2010.

As of December 31, 2012, the estimated useful lives of our asset classes are as follows:

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

Trading and available-for-sale securities are recorded at fair market value. Isramco held no held-to-maturity securities. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains or losses, net of the related tax effects, on available-for-sale securities were excluded from earnings and were reported net of applicable taxes as accumulated other comprehensive income, a separate component of shareholders' equity, until realized. As of December 31, 2012 the company did not have marketable securities balance.

 Asset Retirement Obligation

ASC 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells as these obligations are incurred. See “Note 14 Asset Retirement Obligations.”

Concentrations of Credit Risk

The Company through its wholly-owned subsidiary operates a substantial portion of its oil and natural gas properties. As the operator of a property, the Company makes full payments for costs associated with the property and seeks reimbursement from the other working interest owners in the property for their share of those costs. The Company’s joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general were adversely affected, the ability of the Company’s joint interest partners to reimburse the Company could also be adversely affected.

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

In 2012, one individual purchaser of the Company's production accounted for 41% of the Company’s total sales and an additional two individual purchasers of the Company's production accounted for approximately 21% of its total sales (one purchaser approximately 14% and another approximately 7%), collectively representing 62% of the Company's total sales. In 2011, one individual purchaser of the Company's production accounted for 30% of the Company’s total sales and an additional three individual purchasers of the Company's production accounted for approximately 26% of its total sales (two purchasers approximately 9% each and another approximately 8%), collectively representing 56% of the Company's total sales.  In 2010, one individual purchaser of the Company's production accounted for 23% of the Company’s total sales and an additional three individual purchasers of the Company's production accounted for approximately 27% of its total sales (approximately 9% each), collectively representing 50% of the Company's total sales.

Our well service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial position should be considered in light of the fluctuations in demand experienced by oilfield service companies as changes in oil and gas producers’ expenditures and budgets occur. These fluctuations can impact our results of operations and financial position as supply and demand factors directly affect utilization and hours which are the primary determinants of our net cash provided by operating activities.

During the year ended December 31, 2012, one individual customer accounted for 21% of the well service subsidiary consolidated revenues and an additional two individual customers accounted for 19% and 15% of subsidiary’s total sales. No other customer accounted for more than 10% of subsidiary’s revenue in 2012.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for recording oil and gas revenues. Under this method, the company records revenue based on the actual sale of volumes to purchasers. In the past the company used entitlement method of accounting. Under this method any revenues received in excess of the Company’s interest in production are treated as a liability. If revenues received are less than Company's interest in production, the deficiency is recorded as an asset. In terms of volumes and values, the Company's imbalance position was not significant at December 31, 2012 and 2011. There were no accounting transactions necessary for imbalances during this time-period.

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

In 2012, 2011 and 2010, we recorded gain (loss) of $0.2 million, ($0.9) million and $1.9 million, respectively, related to our derivative instruments. Fair values are derived principally from market quoted and other independent third-party quotes.

On August 15, 2012, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for outstanding hedge positions.

As of the date of this report there are no open hedge positions.

During the second quarter of 2008, we made the decision to mitigate a portion of our interest rate risk with interest rate swaps. These swap instruments reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swaps convert a portion of our variable rate interest of our Scotia debt (as defined in Note 5, “Long-term Debt and Interest Expense”) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We have elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.

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

See “Note 7 Income Taxes” for further discussion of accounting for income taxes, changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.

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

For the year ended December 31, 2012, Isramco's stock options were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". ASU 2011-04 amends the Fair Value Measurement Topic of the ASC to clarify the FASB's intent about the application of existing fair value measurement requirements and change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. ASU 2011-04 became effective for interim and annual fiscal periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on Isramco’s financial statements.

In June 2011, the FASB issued ASU 2011-05 "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 is intended to increase the prominence of comprehensive income in the financial statements by requiring that an entity that reports items of comprehensive income do so in either one continuous or two consecutive financial statements. ASU 2011-05 also requires separate presentation on the face of the financial statements for items reclassified from other comprehensive income into net income. Subsequently, in December 2011, the FASB deferred the effective date of the provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-05 not deferred by the FASB became effective for interim and annual fiscal periods beginning after December 15, 2011. Retroactive application is required. The adoption of ASU 2011-05 did not have a material impact on Isramco’s financial statements.

In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 amends ASU 2011-05 and requires that entities disclose additional information about amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. Significant amounts reclassified out of AOCI are required to be presented either on the face of the Consolidated Statements of Income and Comprehensive Income or in the notes to the financial statements. The requirements of ASU 2013-02 are effective for fiscal years and interim periods in those years beginning after December 15, 2012. Isramco does not expect the adoption of ASU 2013-02 to have a material impact on Isramco’s financial statements.

2.  Transactions with Affiliates and Related Parties

On November 17, 2008, the Company and Goodrich Global, Ltd. (“Goodrich”) entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008 (“Restated Agreement”). The Restated Agreement replaced the consulting agreement originally entered into in May 1996. Under the  the Restated Agreement, the Company pays to Goodrich, which is owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco, $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered on behalf of the Company.  Goodrich  was also entitled to receive, with respect to each completed fiscal year beginning with the fiscal year ended on December 31, 2008, an amount in cash equal to five percent (5%) of the Company’s pre-tax recorded profit calculated without reference to gain or loss in derivative transactions (the “Supplemental Payment”). The Restated Agreement had an initial term through May 31, 2011; provided that the term of the Restated Agreement will be deemed to have been automatically extended for an additional three year period unless the Company furnished Goodrich, by March 3, 2011, with written notice of its election to not extend the term of such agreement.   The Company did not furnish notice of termination, and the Restated Agreement was accordingly extended.  The Restated Agreement contains certain customary confidentiality and non-compete provisions. If the Restated Agreement is terminated by the Company other than for cause, then Goodrich is entitled to receive the equivalent of payments due through the then remaining term of the agreement. For the year ended December 31, 2012, 2011 and 2010 we paid Goodrich the total amount of $360,000, $360,000 and $360,000, respectively. The conditions precedent for Supplemental Payments were not met and no Supplemental Payments have been made.  In addition, in connection with the settlement of the Derivative Litigation in 2012, the parties to the Restated Agreement amend the Restated Agreement to eliminate the provisions providing for Supplemental Payment.

3.   Marketable Securities

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

Sales of marketable securities resulted in realized gains of $3,650,000, $15,910,000 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

Available-for-sale securities, which are primarily traded on the Tel-Aviv Stock Exchange and on the National Association of Securities Dealers Automated Quotation (“NASDAQ”), consist of the following (in thousands):

As of December 31	2012		2011
	Cost	Market Value	Cost	Market Value
	$-	$-	$1,087	$4,554

4.  Derivative and Hedging Activities

The Company may enter into derivative commodity contracts to economically hedge its exposure to price fluctuations on a portion of its anticipated oil and natural gas production. It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers.

As of December 31, 2012 the Company did not have any open hedging contracts.

As of December 31, 2011 we had swap contracts for volume of 48,567 barrels of crude oil during 36 months, commencing January 2012, and swap contracts for volume of 270,613 MMBTU of natural gas during 3 months commencing January 2012. Derivative commodity contracts settle based on NYMEX West Texas Intermediate and Henry Hub prices, which may differ from the actual price received by the Company.

During 2012, 2011 and 2010 the Company did not elect to designate any positions as cash flow hedges for accounting purposes, and accordingly, recorded the net change in the mark-to-market valuation of these contracts, as well as all payments and receipts on settled contracts, in current earnings as a component of other income and expenses on the consolidated statements of operations.

On August 15, 2012, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for outstanding hedge positions.

At December 31, 2012, the Company did not have a commodity derivative asset. For the year ended December 31, 2012, the Company recorded a net derivative gain of $0.2 million ($2.4 million unrealized loss and a $2.6 million gain from net cash received on settled contracts).

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

On March 9, 2011, pursuant to an agreement with Wells Fargo, the derivative contracts between Isramco and Wells Fargo were terminated and the Company signed new swap contracts with Macquarie Bank, N.A. for an aggregate volume of 336,780 barrels of crude oil during the 46 month period commencing March 2011. The payment required to be made to Wells Fargo for the termination of these contracts was approximately $7 million.

During the second quarter of 2008, we made the decision to mitigate a portion of our interest rate risk with interest rate swaps. These swap instruments reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Under these swaps, the Company makes payments to, or receives payments from, the counterparties based upon the differential between a specified fixed price and a price related to the one-month London Interbank Offered Rate (“LIBOR”). These interest rate swaps convert a portion of the variable rate interest of our Senior Credit Facility (as defined in Note 5, “Long-term Debt and Interest Expenses”) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. We have elected to designate these positions for hedge accounting and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.

As of December 31, 2012 the Company did not have open interest rate swap positions.

5.  Long-Term Debt and Interest Expense

Long-Term Debt as December 31 consisted of the following (in thousands):

	2012	2011
Libor + 2% Bank Revolving Credit Facility due 2012	-	20,000
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	-
Libor + 5.5% Related party Debt	10,000	-
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	41,861	41,861
Libor + 5.5% Related party Debt	6,456	6,456
	91,317	97,817
Less: Current Portion of Long-Term Debt	(17,411)	(37,642)
Total	73,906	60,175

Senior Revolving Credit Facilities

The Company entered into a Senior Secured Revolving Credit Agreement, dated as of March 27, 2008. The Bank of Nova Scotia was the administrative agent for the Lenders and Capital One, N.A. was the syndication agent for the Lenders. The Scotia Senior Credit Agreement originally provided for a $150 million facility due in 2012. During the fourth quarter of 2011, the Lenders reduced the borrowing base to $0. On April 27, 2012, The Company entered into the Fourth Amendment to the Credit Agreement with Lenders, formalizing the election to pay the $20,000,000 borrowing base deficiency in six monthly installments of $3,333,333.33 and extended the termination date to June 29, 2012. As of June 29, 2012 the Company has fully paid all amounts owed and terminated this Senior Credit Facility.

The Company entered into a Senior Secured Revolving Credit Agreement, dated as of March 2, 2007 with Wells Fargo Bank, N.A, as administrative agent for the Lenders. The Wells Fargo Senior Credit Agreement originally provided for a $150 million facility due in March 2011. On or about March 3, 2011, the Company paid the outstanding principal balance of the Wells Fargo Senior Credit Facility

The Wells Fargo Senior Credit Facility was transferred to and assumed by Macquarie Bank, N.A.  The Macquarie Bank N.A. credit facility has been terminated and there are no outstanding balances.

The Company does not presently have a credit facility but is in negotiations for similar credit facilities with several other commercial lenders., While optimistic of a positive outcome, the Company is uncertain as to whether it will be successful in obtaining new financing or, if is obtained, the timetable upon which such facility will be closed and other material terms and conditions.

Related Party Debt

I.O.C. Israel Oil Company, Ltd. (“IOC”)

In July 2009, the Company entered into a loan transaction with IOC, a related party, pursuant to which the Company borrowed $6 million (the “IOC Loan”).  Amounts outstanding under the IOC Loan bear interest at LIBOR plus 6.0%. The IOC Loan matures in five years, with accrued interest payable annually on each anniversary date of the loan.  The IOC Loan may be prepaid at any time without penalty.

Effective February 1, 2009, the loan from IOC was amended and restated to extend the payment deadlines arising on and after February 2009, by two years.

On March 3, 2011, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed the sum of $11 million.  The loan bears interest at a rate of 10% per annum and is payable in quarterly payments of interest only until March 3, 2012, when all accrued interest and principal is due and payable.  The loan may be prepaid at any time without penalty.  The loan is unsecured.  During September 2011, Isramco paid $5,096,000 of principal and interest pursuant to this Loan agreement with IOC.

In October 2011 the agreement with IOC, pertaining to a loan in the outstanding principal amount of $6,456,000 was renegotiated. The payoff of principal amount was extended by 6 month to September 9, 2012. Interest accrued per annum was determined on LIBOR+5.5% from initial 10%.

On March 29, 2012, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured.

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

On February 13, 2013, the Company entered into another Loan Agreement with IOC, pursuant to which it borrowed $1,500,000. The loan bears interest of Libor+5.5% per annum and matures on February 13, 2018, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to back up a Letter of Credit.

On March 1, 2013, all of the above-mentioned Loan agreements and notes with IOC except for the $1,500,000 loan agreement entered on February 13, 2013, were amended. The terms of all these loans and notes between the Company and IOC were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on the all of the loans and notes to require accrued interest only payments December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 with outstanding principal paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of the loan agreements and notes remained unchanged. In accordance with the amendment, as of December 31, 2012 the loans are classified as long-term on our balance sheet.

Isramco also had related party payables of $328,000 and $169,000 as of December 31, 2012 and 2011 respectively which are included with short term related party debt on the balance sheet.

Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

Naphtha Israel Petroleum Corp. Ltd., (“Naphtha”)

In connection with the Company’s purchase of certain oil and gas interests mainly in New Mexico and Texas in February 2007, the Company obtained loans from Naphtha, a related party, with terms and conditions as below:

On February 27, 2007, Isramco obtained a loan, in the principal amount of $11.5 million from Naphtha, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal is due and payable in four equal installments, commencing on the fourth anniversary of the date of the loan. Interest is payable annually upon each anniversary date of this loan. At any time Isramco can make prepayments without premium or penalty. The loan is not secured. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 27, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Jay Petroleum, LLC, a wholly owned subsidiary of Isramco, agreed to guarantee the indebtedness. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco's failure to pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco's material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco's failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco's insolvency or liquidation or a bankruptcy event or (v) Isramco's criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan.

On February 27, 2007, Isramco obtained a loan in the principal amount of $12 million from Naphtha, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal is due and payable in four equal annual installments, commencing on the second anniversary of the loan. Accrued interest is payable in equal annual installments. At any time Isramco can make prepayments without premium or penalty. The loan is not secured. The other terms of the loan are identical to the terms of the $11.5 million loan stated above.

Effective February 1, 2009, the loans from Naphtha to the Company were amended and restated to extend all payment deadlines arising on and after February 2009, by two years.

On March 1, 2013, the terms of all existing loans and note between the Company and Naphtha were also amended extending the maturity to December 31, 2018.  The payment schedule was changed on the Naphtha loans and notes to require interest only payments December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and the final interest payment December 31, 2018 with principal outstanding paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of the loan agreement and note remained unchanged. In accordance with the amendment, as of December 31, 2012 the loans are classified as long-term on our balance sheet.

Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman and is a controlling shareholder of Naphtha.

Jerusalem Oil Exploration Ltd ("JOEL")

On February 26, 2007, the Company entered into a loan transaction with JOEL, a related party, in the principal amount of $7 million, repayable at the end of 3 months (that was extended until July 11, 2007). Interest accrues at a per annum rate of 5.36%.

In July 2007, the Company and JOEL reached an agreement to revise the period of the Loan to seven years and the interest rate to LIBOR plus 6%.

In February and March, 2008 the Company obtained loans from JOEL in the aggregate principal amount of $48.9 million, repayable at the end of 4 months at an interest rate of LIBOR plus 1.25% per annum. Pursuant to a loan agreement signed in June 2009, the maturity date of this loan was extended for an additional period of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal and interest are due and payable in four equal annual installments, commencing on June 30, 2012. At any time, we can make prepayments without premium or penalty.

Mr. Jackob Maimon, Isramco's president at the time and a former director of the Company is a director of JOEL. Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman, is a controlling shareholder of JOEL.

Debt Maturities

Aggregate maturities of long-term debt and accrued interest at December 31, 2012 are due in future years as follows (in thousands):

2013	21,421
2014	19,824
2015	24,589
2016	12,364
2017	12,364
2018	12,364
Total	$102,926

Interest Expense

The following table summarizes the amounts included in interest expense for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current debt, long-term debt and other - banks	$245	$1,323	$1,719
Long-term debt – related parties	6,094	6,437	5,927

	$6,339	$7,760	$7,646

6. Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2012 and 2011. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended December 31, 2012 and 2011.

There were no financial instruments owned at December 31, 2012.

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

As of December 31, 2012 there were no outstanding balances of marketable securities.

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

As of December 31, 2012 there were no outstanding derivative contracts.

7.  Income Taxes

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

Isramco adopted Accounting Standards Codification (ASC) 740-10, effective January 1, 2007.  Isramco recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations. There were no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2012.  The Company's tax years subsequent to 2007 are currently  remain open and subject to examination by federal tax authorities and the tax authorities in Louisiana, New Mexico, Oklahoma and Texas, which are the jurisdictions in which the Company has had its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. It is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Expected tax (benefit) expense	$1,161	$3,975	$(1,632)
State income taxes, net	-	-	18
Foreign income taxes	-	-	-

Other	(66)	-	(242)
Total tax expense (benefit)	$1,095	$3,975	$(1,856)

Deferred tax assets at December 31, 2012 and 2011 are comprised primarily of net operating loss carry forwards and book impairment from write downs of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization (DD&A) and impairment. Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under accounting principles generally accepted in the United States and the applicable income tax statutes and regulations in the jurisdictions in which the Company operates. There is a net deferred tax asset and it is management’s opinion that a valuation allowance is not needed, as it is more likely than not based on objective evidence that realization of the deferred tax assets is reasonably assured.

The principal components of Isramco’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2012	2011
Deferred current tax assets:
Unrealized hedging transactions	$-	$-
Accrued interest	4,160	2,875
Deferred current tax assets	$4,160	$2,875

Deferred current tax liabilities:
Unrealized hedging transactions	$-	$(336)
	$-	$(336)

Net current deferred tax assets	$4,160	$2,539

Deferred noncurrent tax assets:
Unrealized hedging transactions	$-	$-
Book-tax differences in property basis
Net operating loss carry-forwards	13,364	12,020
Other	-	-
Deferred noncurrent tax assets	$13,364	$12,020

Deferred noncurrent tax liabilities:
Unrealized hedging transactions	$-	$(497)
Book-tax differences in property basis	(9,405)	(4,538)
Book-tax differences in marketable securities	-	(1,214)
Other	-	(310)
Deferred noncurrent tax liabilities	$(9,405)	$(6,559)

Net noncurrent deferred tax assets	$3,959	$5,461

The principal components of Isramco's Income Tax Provision for the years indicated below were as follows (in thousands):

	2012	2011	2010
Current income tax:
Federal	$-	$-	$-
Foreign	-	-	-
State	-	-	-
Total current income tax	$-	$-	$-

Deferred income tax
Federal	$1,095	$3,975	$(1,874)
Foreign	-	-	-
State	-	-	18
Total deferred income tax	$1,095	$3,975	$(1,856)
Provision for income tax	$1,095	$3,975	$(1,856)

At December 31, 2012 the Company has U.S. tax loss carry forwards of approximately $38,182,997 which will expire in various amounts beginning in 2023 and ending in 2032.  Utilization of such loss carry forwards could be limited to the extent Isramco has an ownership change that triggers the limitation under Section 382 of Internal Revenue Code of 1986, as amended.

8.  Earnings Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):

	2012	2011	2010
Numerator for Basic and Diluted Earnings per Share -
Net Income (loss)	$2,221	$7,381	$(2,787)

Denominator for Basic Earnings per Share -
Weighted Average Shares	2,717,691	2,717,691	2,717,691
Potential Dilutive Common Shares -		-	-
Adjusted Weighted Average Shares	2,717,691	2,717,691	2,717,691

Net Income (Loss) Per Share Available to Common Stockholders – Basic	$0.82	$2.72	$(1.03)
Net Income (Loss) Per Share Available to Common Stockholders – Diluted	$0.82	$2.72	$(1.03)

9.  Stock Options

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

No stock options were granted during 2012, 2011 and 2010. Shares of common stock reserved for future issuance under the 1993 plan are 20,050 shares. There are no granted stock options outstanding under the 1993 Plan as of balance sheet date.

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

10.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Interest	$2,176	$6,723	$9,160

Income taxes	$-	$-	$-

The consolidated statements of cash flows for the year ended December 31, 2012 exclude the following non-cash transactions:

●   Property and equipment of $778,000 included in accounts payable in 2012
●   Net unrealized loss on available for sale marketable securities of $2,254,000, net of taxes of $1,214,000 in 2012
●   Property and equipment of $484,000 included in accounts payable in 2011
●   Net unrealized loss on available for sale marketable securities of $7,397,000, net of taxes of $3,983,000 in 2011
●   Net unrealized gain on available for sale marketable securities of $7,258,000, net of taxes of $3,965,000 in 2010

11.   Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of trade accounts receivable and oil and gas derivative assets. Isramco's customer base includes several of the major United States oil and gas operating and production companies. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2012. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

Isramco maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

12.  Segment Information

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

Oil and Gas Exploration and Production Segment

Our Oil and Gas segment is engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 589 producing wells located mainly in Texas in New Mexico.

Production Service Segment

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

12.  Segment Information (Continuing)

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

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Year Ended December 31, 2012:
Sales revenues	$40,402	$9,279	$-	$49,681
Intersegment revenues	-	1,581	(1,581)	-
Office services and other	869	-	(120)	749

Total revenues and other	41,271	10,860	(1,701)	50,430

Operating costs and expenses	37,222	8,912	(1,701)	44,433
Net gain on derivatives, contracts	(219)	-	-	(219)
Realized gain on marketable securities	(3,650)	-	-	(3,650)
Interest expenses, net and other	5,508	816	-	6,324

Total expenses and other	38,861	9,728	(1,701)	46,888

Income before income taxes	$2,410	$1,132	$-	$3,542
Net Income	1,632	815	-	2,447
Net income attributable to noncontrolling interests	-	226	-	226
Net Income attributable to Isramco	1,632	589	-	2,221
Total Assets	$132,140	$21,818	$-	$153,958

For the year ended December 31, 2011 the activities of Well Service Segment were not material.  The operations commenced on October 2011.

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):

	2012	2011	2010
Liability for asset retirement obligation at the beginning of the year	$17,250	$16,577	$16,248
Liabilities Incurred	19	62	4
Liabilities settled and divested	(236)	(242)	(524)
Accretion expense	875	853	849
Liability for asset retirement obligation at the end of the year	$17,908	$17,250	$16,577

15. Supplemental Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2012, 2011 and 2010 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

As of December 31	2012	2011
	United States	United States
Unproved properties not being amortized	$-	$-
Proved property being amortized	231,327	225,108
Accumulated depreciation, depletion amortization and impairment	(116,321)	(104,522)
Net capitalized costs	115,006	120,586

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

As of December 31	2012	2011	2010
Property acquisition costs—proved and unproved properties	$-	$151	$-
Exploration costs	$-	$-	$-
Development costs	$5,422	$2,398	$3,454

OIL AND GAS RESERVES

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

Economic producibility of reserves is dependent on the crude oil and natural gas prices used in the reserves estimate. We based our December 31, 2012, 2011, and 2010 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, commodity prices are volatile. Declines in crude oil or natural gas prices could result in negative reserves revisions.

The following definitions apply to our categories of proved reserves:

Proved Oil and Gas Reserves  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Developed Oil and Gas Reserves   Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well.

Undeveloped Oil and Gas Reserves   Proved undeveloped oil and gas reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

For complete definitions of proved natural gas, natural gas liquids and crude oil reserves, refer to SEC Regulation S-X, Rule 4-10(a)(6), (22) and (31).

Geographic Areas

Our supplemental disclosures are grouped by geographic area, which include the United States and Israel.

The following table illustrates the Company's estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc and Cawley, Gillespie & Associates, Inc.

	Oil Bbls			Gas Mcf

	United States	Israel	Total	United States	Israel	Total
December 31, 2009	3,002,067	-	3,002,067	24,452,254	-	24,452,254

Revisions of previous estimates	606,445	-	606,445	1,616,809	-	1,616,809
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(290,589)		(290,589)	(2,368,158)	-	(2,368,158)
December 31, 2010	3,317,923	-	3,317,923	23,700,905	-	23,700,905

Revisions of previous estimates	180,104	-	180,104	3,573,698	-	3,573,698
Extensions, discoveries, and other additions	15,033	-	15,033	21,847	154,100,000	154,121,847
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-		-	-		-
Production	(278,601)	-	(278,601)	(2,241,384)	-	(2,241,384)
December 31, 2011	3,234,459	-	3,234,459	25,055,066	154,100,000	179,155,066

Revisions of previous estimates	270,970	-	270,970	(1,950,030)	11,768,963	9,818,933
Extensions, discoveries, and other additions	25,040	-	25,040	22,883	-	22,883
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(297,506)	-	(297,506)	(2,159,311)	-	(2,159,311)
December 31, 2012	3,232,963	-	3,232,963	20,968,608	165,868,963	186,837,571

Proved Developed Reserves

December 31, 2012	3,232,963	-	3,232,963	20,968,608	-	20,968,608
December 31, 2011	3,234,459	-	3,234,459	25,055,066	-	25,055,066
December 31, 2010	3,317,923	-	3,317,923	23,700,905	-	23,700,905
December 31, 2009	3,002,067	-	3,002,067	24,452,254	-	24,452,254

Proved Undeveloped Reserves

December 31, 2012	-	-	-	-	165,868,963	165,868,963
December 31, 2011	-	-	-	-	154,100,000	154,100,000
December 31, 2010	-	-	-	-	-	-
December 31, 2009	-	-	-	-	-	-
December 31, 2008	-	-	-	-	-	-

	NGL Bbls			Total MBOE

	United States	Israel	Total	United States	Israel	Total
December 31, 2009	1,487,325	-	1,487,325	8,564,768	-	8,564,768

Revisions of previous estimates	431,465	-	431,465	1,307,378	-	1,307,378
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(155,640)	-	(155,640)	(840,922)	-	(840,922)
December 31, 2010	1,763,150	-	1,763,150	9,031,224	-	9,031,224

Revisions of previous estimates	265,863	-	265,863	1,041,583	-	1,041,583
Extensions, discoveries, and other additions	3,897	-	3,897	22,571	25,683,333	25,705,904
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(136,446)	-	(136,446)	(788,611)	-	(788,611)
December 31, 2011	1,896,464	-	1,896,464	9,306,767	25,683,333	34,990,100

Revisions of previous estimates	(93,043)	218,572	125,529	(147,078)	2,180,066	2,032,988
Extensions, discoveries, and other additions	4,763	-	4,763	33,617	-	33,617
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(133,588)	-	(133,588)	(790,979)	-	(790,979)
December 31, 2012	1,674,596	218,572	1,893,168	8,402,327	27,863,399	36,265,726

Proved Developed Reserves

December 31, 2012	1,674,596	-	1,674,596	8,402,327	-	8,402,327
December 31, 2011	1,896,464	-	1,896,464	9,306,767	-	9,306,767
December 31, 2010	1,763,150	-	1,763,150	9,031,224	-	9,031,224
December 31, 2009	1,487,325	-	1,487,325	8,564,768	-	8,564,768

Proved Undeveloped Reserves

December 31, 2012	-	218,572	218,572	-	27,863,399	27,863,399
December 31, 2011	-	-	-	-	25,683,333	25,683,333
December 31, 2010	-	-	-	-	-	-
December 31, 2009	-	-	-	-	-	-
December 31, 2008	-	-	-	-	-	-

(1)
Gas reserves are converted to BOE at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to BOE on a one-to-one basis with oil.

Extensions, discoveries, and other additions —

The 2011 increase in Israel is due to the recording of reserves at the Tamar development offshore Israel.

The 2012 increase in United State reserves is from development of onshore assets, primarily in the Permian Basin

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

2012 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United State downward Revisions of Previous Estimates was due to significantly lower average first-day of the month natural gas and NGLs prices calculated for the 12 months ended December 31, 2012 compared to prices as of December 31, 2011. The Israel upward Revisions of Previous Estimates were due to information that became available regarding our proved reserves. Also, this new information has allowed us to predict better our future economical sales.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities —Oil and Gas, (ASC 932) procedures and based on oil and natural gas reserve and production volumes estimated by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc and Cawley, Gillespie & Associates, Inc. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of the current value of the Company.

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

Estimates of future net cash flows from proved reserves of natural gas, oil, condensate, and NGLs for 2012, 2011, and 2010 are computed using the average first-day-of-the-month price during the 12-month period for the respective year. Prices used to compute the information presented in the tables below are adjusted only for fixed and determinable amounts under provisions in existing contracts. Estimated future net cash flows for all periods presented are reduced by estimated future development and production based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development and production costs. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense. The 10% discount factor is prescribed by U.S. Generally Accepted Accounting Principles.

millions	United States	Israel	Total
December 31, 2012
Future cash inflows (1)	$437,039,898	$952,661,027	$1,389,700,925
Future development costs	(875,854)	-	(875,854)
Future production costs	(216,179,970)	-	(216,179,970)
Future income tax expenses (3)	(44,027,403)	(521,064,547)	(565,091,950)

Future net cash flows	175,956,671	431,596,480	607,553,151
10% annual discount for estimated timing of cash flows	(80,143,273)	(229,293,981)	(309,437,254)

Standardized measure of discounted future net cash flows	$95,813,398	$202,302,499	$298,115,897

December 31, 2011
Future cash inflows (2)	$506,668,204	$634,462,200	$1,141,130,404
Future development costs	(875,854)	-	(875,854)
Future production costs	(240,176,108)	-	(240,176,108)
Future income tax expenses (3)	(45,477,986)	(341,573,223)	(387,051,209)

Future net cash flows	220,138,256	292,888,977	513,027,233
10% annual discount for estimated timing of cash flows	(107,734,348)	(168,565,572)	(276,299,920)

Standardized measure of discounted future net cash flows	$112,403,908	$124,323,405	$236,727,313

December 31, 2010
Future cash inflows	$429,260,906	$-	$429,260,906
Future development costs	(740,588)	-	(740,588)
Future production costs	(208,228,155)	-	(208,228,155)
Future income tax expenses	(33,475,234)	-	(33,475,234)

Future net cash flows	186,816,929	-	186,816,929
10% annual discount for estimated timing of cash flows	(89,183,575)	-	(89,183,575)

Standardized measure of discounted future net cash flows	$97,633,354	$-	$97,633,354

(1)
The increase in expected cash flow from Israel is primarily due to the increase in natural gas prices stated in the contracts with our customers. It is uncertain that all of the expected production would be sold according to these contracts and stated prices.

(2)	The increase in Israel is due to the recording of reserves at the Tamar development offshore Israel.
(3)
The government of Israel imposes a tax or charge upon oil and gas revenues, including revenues from oil and gas produced from the Tamar well. Currently, such oil and gas revenues would be subject to a sliding scale of taxation, beginning with the imposition of a 20% charge on oil and gas revenues at such time as total revenues received equal 1.5 times the costs expended and increasing in steps to a 45.5% charge imposed at such time as revenues received equal 1.5 times the costs expended.  The current tax law provides some relief for oil and gas revenues received from reservoirs developed before January 2014 by delaying the imposition of the charges; i.e. the 20% charge would become effective at such time as total revenues received equal 2 times the costs expended and the maximum 45.5% charge would not become effective until revenues received equaled 2.8 times costs expended. Isramco’s overriding royalty would be subject to the above taxation at such time, and at the same rates, as the revenues attributable to the operating interest. The income tax expenses include the taxation and income tax.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2012

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

millions	United States	International	Total
2012
Balance at January 1	$112,288,045	$124,323,405	$236,611,450
Sales and transfers of oil and gas produced, net of production costs	(20,665,788)	-	(20,665,788)
Net changes in prices and production costs	(9,532,899)	95,058,438	85,525,539
Changes in estimated future development costs, net of current development costs	(2,495,083)	-	(2,495,083)
Extensions, discoveries, additions, and improved recovery, less related costs	2,589,648	-	2,589,648
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(2,110,629)	29,078,878	26,968,249
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	12,411,678	24,173,841	36,585,519
Net change in income taxes	13,542	(57,558,963)	(57,545,421)
Change in production rates and other	3,314,884	(12,773,100)	(9,458,216)

Balance at December 31	$95,813,398	$202,302,499	$298,115,897

2011
Balance at January 1	$97,633,354	$-	$97,633,354
Sales and transfers of oil and gas produced, net of production costs	(23,247,735)	-	(23,247,735)
Net changes in prices and production costs	18,142,794	-	18,142,794
Changes in estimated future development costs, net of current development costs	(1,213,256)	-	(1,213,256)
Extensions, discoveries, additions, and improved recovery, less related costs	-	124,323,405	124,323,405
Development costs incurred during the period		-
Revisions of previous quantity estimates	14,623,353	-	14,623,353
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	10,476,340	-	10,476,340
Net change in income taxes	(5,726,668)	-	(5,726,668)
Change in production rates and other	1,599,863	-	1,599,863

Balance at December 31	$112,288,045	$124,323,405	$236,611,450

2010
Balance at January 1	$78,409,431	$-	$78,409,431
Sales and transfers of oil and gas produced, net of production costs	(19,435,256)	-	(19,435,256)
Net changes in prices and production costs	28,652,935	-	28,652,935
Changes in estimated future development costs, net of current development costs	(2,930,885)	-	(2,930,885)
Extensions, discoveries, additions, and improved recovery, less related costs	-	-	-
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	17,549,795	-	17,549,795
Purchases of minerals in place	-	-
Sales of minerals in place	-	-
Accretion of discount	7,092,982	-	7,092,982
Net change in income taxes	(17,494,664)	-	(17,494,664)
Change in production rates and other	5,789,016	-	5,789,016

Balance at December 31	$97,633,354	$-	$97,633,354

Unaudited Quarterly Financial Information
 (In Thousands, Except Per Share Data)

Quarter Ended	March 31	June 30	September 30	December 31
2012
Total Revenues	$11,464	$12,828	$12,755	$13,383
Net Income (loss) before taxes	2,371	3,934	(1,749)	(1,014)
Net Income (loss) attributable to common shareholders	1,542	2,592	(1,124)	(563)
Net income attributable to noncontrolling interests	-	102	35	89
Net income (loss) attributable to Isramco	1,542	2,490	(1,159)	(652)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$0.57	$0.92	$(0.43)	$(0.24)
Net income (loss) attributable to common stockholders - diluted	$0.57	$0.92	$(0.43)	$(0.24)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2011
Total Revenues	$11,150	$11,747	$11,177	$11,574
Net Income (loss) before taxes	(6,623)	2,001	22,607	(6,624)
Net Income (loss) attributable to common shareholders	(4,306)	1,301	14,694	(4,303)
Net income attributable to noncontrolling interests	-	-	-	5
Net income (loss) attributable to Isramco	(4,306)	1,301	14,694	(4,308)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$(1.58)	$0.48	$5.41	$(1.59)
Net income (loss) attributable to common stockholders - diluted	$(1.58)	$0.48	$5.41	$(1.59)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2010
Total Revenues	$10,165	$9,527	$9,928	$12,580
Net Income (loss) before taxes	$2,057	$1,464	$(3,802)	$(4,362)
Net Income (loss)	$1,357	$966	$(2,510)	$(2,600)
Net income attributable to noncontrolling interests	-
Net income (loss) attributable to Isramco	-
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$0.50	$0.36	$(0.92)	$(0.96)
Net income (loss) attributable to common stockholders - diluted	$0.50	$0.36	$(0.92)	$(0.96)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691