Form 10-Q
period 2013-03-31
ISRAMCO INC
filed 2013-05-10
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Number)

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

The number of shares outstanding of the registrant’s Common Stock as May 10, 2013 was 2,717,691.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of March 31, 2013	As of December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$674	$615
Accounts receivable, net	11,351	11,856
Restricted cash	1,561	61
Inventories	104	122
Deferred tax assets	4,710	4,160
Prepaid expenses and other	495	572
Total Current Assets	18,895	17,386

Property and Equipment, at cost – successful efforts method:
Oil and gas properties	232,602	231,327
Advanced payment for equipment	87	98
Production service equipment and other	21,344	18,987
Total Property and Equipment	254,033	250,412
Accumulated depreciation, depletion, amortization and accumulated impairment	(120,302)	(117,799)
Net Property and Equipment	133,731	132,613

Deferred tax assets	3,684	3,959
Total assets	$156,310	$153,958
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,199	$13,208
Bank overdraft	2,356	773
Due to related party and accrued interest	22,662	21,749
Total current liabilities	36,217	35,730

Due to related party and accrued interest	83,693	81,505

Other Long-term Liabilities:
Asset retirement obligations	18,094	17,908
Total other long-term liabilities	18,094	17,908

Commitments and contingencies

Shareholders’ equity:
Common stock $0.0l par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,268	23,268
Accumulated deficit	(5,055)	(4,547)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	18,076	18,584
Non controlling interest	230	231
Total equity	18,306	18,815
Total liabilities and shareholders’ equity	$156,310	$153,958

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues
Oil and gas sales	$8,472	$10,217
Production services	2,704	1,113
Office services	148	105
Other	128	29
Total revenues	11,452	11,464

Operating expenses
Lease operating expense, transportation and taxes	4,529	4,617
Depreciation, depletion and amortization	2,503	2,493
Accretion expense	215	217
Production services	2,019	846
Loss from plug and abandonment	217	175
General and administrative	1,190	1,190
Total operating expenses	10,673	9,538
Operating income	779	1,926

Other expenses (income)
Interest expense, net	1,569	1,559
Realized gain on marketable securities	-	(3,650)
Net loss on derivative contracts	-	1,662
Currency exchange rate differences	-	(16)
Capital gain	(6)	-
Total other expenses (income)	1,563	(445)

Income (loss) before income taxes	(784)	2,371
Income tax benefit (expense)	275	(829)

Net income (loss)	$(509)	$1,542
Net loss attributable to non-controlling interests	(1)	-
Net income (loss) attributable to Isramco	(508)	1,542

Earnings (loss) per share – basic:	$(0.19)	$0.57

Earnings (loss) per share – diluted:	$(0.19)	$0.57

Weighted average number of shares outstanding basic:	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31
	2013	2012
Net income (loss)	$(509)	$1,542
Other comprehensive loss
Available-for-sale securities, net of taxes	-	(2,254)
Comprehensive loss	$(509)	$(712)
Comprehensive loss attributable to non-controlling interests	1	-
Comprehensive loss attributable to Isramco	$(508)	$(712)

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows From Operating Activities:
Net income (loss)	$(509)	$1,542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	2,503	2,493
Accretion expense	215	217
Realized gain on marketable securities	-	(3,650)
Changes in deferred taxes	(275)	829
Net unrealized loss (gain) on derivative contracts	-	2,376
Amortization of debt cost	-	70
Capital gain	(6)	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	505	(566)
Prepaid expenses and other current assets	77	173
Due to related party	1,601	1,372
Inventories	18	3
Accounts payable and accrued liabilities	(2,216)	601
Net cash provided by operating activities	1,913	5,460

Cash flows from investing activities:
Addition to property and equipment, net	(3,475)	(3,717)
Proceeds from sale of marketable securities	-	4,737
Restricted cash and deposit, net	(1,500)	-
Proceeds from sale of equipment	38	-
Net cash provided by (used in) investing activities	(4,937)	1,020

Cash flows from financing activities:
Repayment of long-term debt	-	(10,000)
Proceeds on loans – related parties, net	1,500	3,358
Borrowings (repayments) of short - term debt, net	1,583	(823)
Net cash provided by (used in) financing activities	3,083	(7,465)

Net increase (decrease) in cash and cash equivalents	59	(985)
Cash and cash equivalents at beginning of period	615	2,122
Cash and cash equivalents at end of period	$674	$1,137

See notes to the unaudited condensed consolidated financial statements.

Isramco Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. and its subsidiary and affiliated companies ( together referred to as “We”, “Our”, “Isramco” or the “Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel and operate a well service company that provides well maintenance and workover services, well completion and recompletion services.

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s 2012 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Isramco’s results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012 and Isramco’s financial position as of March 31, 2013.

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

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the period ended March 31 (in thousands):

	2013	2012
Interest	$—	$95

Income taxes	$—	$—

The consolidated statement of cash flows for the period ended March 31, 2013 exclude the following non-cash transactions:

•	Property and equipment of $177,000 included in accounts payable

The consolidated statement of cash flows for the period ended March 31, 2012 excludes the following non-cash transactions:

•	Property and equipment of $880,000 included in accounts payable

 Note 3 - Derivative Contracts

As of March 31, 2013 the Company did not have any open hedging contracts.

Note 4 - Long-Term Debt and Interest Expense

Long-Term Debt as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	41,861	41,861
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	-
	92,817	91,317
Less: Current Portion of Long-Term Debt	(17,411)	(17,411)
Total	75,406	73,906

Related Party Debt

On February 13, 2013, the Company entered into another Loan Agreement with Israel Oil Company LTD (“IOC”), pursuant to which it borrowed $1,500,000. The loan bears interest of Libor+6% per annum and matures on February 13, 2018, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to back up a Letter of Credit.

As we disclosed in our 2012 Annual Report on Form 10K under “Note 5. Long-Term Debt and Interest Expense, on March 1, 2013 Loan agreements and notes with aggregated principal amount of $49,456,000 were amended. The terms of all these loans and notes between the Company and related parties were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on all of the loans and notes to require interest only payments on December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 along with all outstanding principal paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of these loan agreements and notes remained unchanged. In accordance with the amendment, as of March 31, 2013 the loans are classified as long-term on our balance sheet.

The Company evaluated the application of ASC 470-50 “Debt Modification and Extinguishment” and ASC 470-60 “Troubled Debt Restructuring” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

Interest expense

The following table summarizes the amounts included in interest expense for the three month ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31
	2013	2012
Current debt, long-term debt and other - banks corporation	$-	$172
Long-term debt – related parties	1,569	1,387
	$1,569	$1,559

Note 5 - Fair Value of Financial Instruments

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

There were no financial instruments owned at March 31, 2013 and December 31, 2012.

Note 6 - Segment Information

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

Note 6 - Segment Information (Continuing)

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

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended March 31, 2013:
Sales revenues	$8,472	$2,704	$-	$11,176
Intersegment revenues	-	590	(590)	-
Office services and other	306	-	(30)	276

Total revenues and other	8,778	3,294	(620)	11,452

Operating costs and expenses	8,318	2,975	(620)	10,673
Interest expenses, net	1,238	331	-	1,569
Capital gain	-	(6)	-	(6)

Total expenses and other	9,556	3,300	(620)	12,236

Loss before income taxes	$(778)	$(6)	$-	$(784)
Net Loss	(505)	(4)	-	(509)
Net loss attributable to noncontrolling interests	-	(1)	-	(1)
Net loss attributable to Isramco	(505)	(3)	-	(508)
Total Assets	$132,150	$24,160	$-	$156,310

For the three months ended March 31, 2012 the activities of Well Service Segment were not material.  The operations commenced on October 2011.

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

In our annual 10K report for December 31, 2012 in ITEM 1. BUSINESS, we disclosed regarding our overriding royalty interest in Tamar Field offshore Israel.

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

On March 31, 2013 the Tamar Field has begun its initial production of the natural gas.

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

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2013 was cash flow from operating activities and loans from related party lender (“Related Party Loans”). We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

In February, 2012 the Company sold all of its shares of an investment in a company called JOEL. The net proceeds of $4,737,000 from sale were used for to reduce principal amounts owed under our Senior Credit Agreement.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. Our oil well service subsidiary also requires capital resources to acquire and maintain equipment and continue growth. We expect to fund our future capital requirements through internally generated cash flows, borrowings under loans, and a future credit facility. Long-term cash flows are subject to a number of variables, including the level of production, prices, amount of work orders received as well as various economic conditions that have historically affected the oil and natural gas industry.

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

During the first three months of 2013, our cash slightly increased by $59 thousands. Specifically, the Company invested $3.5 million in equipment for our well service subsidiary and oil and gas properties, made a restricted cash deposit of $1.5 million which were partially offset by proceeds from loan from related party in the amount of $1.5 million, increase in bank overdraft of $1.6 million and net cash provided by operating activities of $1.9 million.

Debt

	As of March 31,	As of December 31,
	2013	2012
Long – term debt – related party	75,406	73,906
Current maturities of long-term debt, short-term debt and bank overdraft	19,767	18,184
Total debt	95,173	92,090

Stockholders’ equity	18,306	18,815

Debt to capital ratio	84%	83%

As of March 31, 2012, our total debt was $95,173,000, compared to total debt of $92,090,000 at December 31, 2012.

On February 13, 2013, the Company entered into another Loan Agreement with IOC, pursuant to which it borrowed $1,500,000. The loan bears interest of Libor+6% per annum and matures on February 13, 2018, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to back up a Letter of Credit.

Cash Flow

Our primary source of cash during the three months ended March 31, 2013 was cash flow from operating activities and loans from related party. In 2013 cash received from operations and proceeds from loan of related party was primarily used for investments in equipment for well service subsidiary, oil and gas properties and restricted cash deposit. In 2012 cash received from operations, sale of marketable securities, proceeds from loan of related party was used primarily to repay borrowings under our Senior Credit Facility and investing in equipment for well service subsidiary.

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

	Three months Ended March 31,
	2013	2012
	(In thousands)
Cash flows provided by operating activities	$1,913	$5,460
Cash flows provided by (used in) investing activities	(4,937)	1,020
Cash flows provided by (used in) financing activities	3,083	(7,465)
Net increase (decrease) in cash	$59	$(985)

Operating Activities, During the first three months of 2013, compared to the first three months of 2012, net cash flow provided by operating activities decreased by $3,547,000 to $1,913,000 This decrease was primarily attributable to changes in the working capital, decrease in crude oil and natural gas liquids (“NGLs) revenues that were partially offset by increase in revenues from well services.  The decrease in revenues was primarily attributable to lower average crude oil and NGLs prices for the quarter ended March 31, 2013 of $90.16/Bbl and $30.71/Bbl, compared to $103.21/Bbl and $47.83/Bbl for the quarter ended March 31, 2012.

Investing Activities, Net cash flows provided by (used in) investing activities for the three months ended March 31, 2013 and 2012 were $(4,937,000) and $1,020,000, respectively. During the first three month of 2013 the Company invested in equipment for well service subsidiary and oil and gas properties amount of $3,475,000 and increased restricted cash balance by $1,500,000.

Financing Activities, Net cash flows provided by (used in) financing activities were $3,083,000 and $(7,465,000) for the three months ended March 31, 2013 and 2012, respectively. In the first quarter of 2013 the Company received a loan from related party in the amount of $1,500,000 and increased its bank overdraft by $1,583,000.

Results of Operations

Selected Data

	Three Months Ended March 31,
	2013	2012
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales	$8,472	$10,217
Production Services	2,704	1,113
Other	276	134
Total revenues and other	11,452	11,464

Cost and expenses	10,673	9,538
Other expenses (income)	1,563	(445)
Income tax benefit (expense)	275	(829)
Net income (loss) attributable to common shareholders	(509)	1,542
Net loss attributable to non-controlling interests	1	-
Net income (loss) attributable to Isramco	(508)	1,542
Earnings (loss) per common share – basic	$(0.19)	$0.57
Earnings (loss) per common share – diluted	$(0.19)	$0.57

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$3,503	$9,016
Sales volumes (MBOE)	172	181

Average cost per MBOE:
Production (excluding transportation and taxes)	$20.54	$18.85
General and administrative	$6.92	$6.58
Depletion	$12.87	$13.19

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the first quarter of 2013, our net loss was $(509,000), or $(0.19) per share. This compares to net income of 1,542,000, or $0.57 per share, for the first quarter of 2012.

This decrease was primarily due to net gain of $3,650,000 on sale of our investment in shares of Jerusalem Oil Exploration Ltd, (“JOEL”) a related party in 2012, lower crude oil and NGLs sales revenues as a result of the decrease in crude oil and NGLs prices and oil production volumes which were partially offset by increase in revenues from well service activities, and net loss on derivative contracts recorded in three months ended March 31, 2012.

Revenues, Volumes and Average Prices

Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2013	2012	Δ vs. 2012
Gas sales	$1,850	$1,850	0%
Oil sales	5,691	6,932	(18)%
Natural gas liquid sales	931	1,435	(35)%
Total	$8,472	$10,217	(17)%

Our sales revenues for the first quarter of 2013 decreased by 17% when compared to same period in 2012, primarily due to lower prices received for crude oil and NGLs, and decrease in oil sales volumes.

Volumes and Average Prices

	Three Months Ended March 31,
	2013	2012	Δ vs. 2012
Natural Gas
Sales volumes Mmcf	471.9	502.2	(6)%
Average Price per Mcf (1)	$3.92	$3.68	7
Total gas sales revenues (thousands)	$1,850	$1,850	0%

Crude Oil
Sales volumes MBbl	63.1	67.2	(6)%
Average Price per Bbl (1)	$90.16	$103.21	(13)
Total oil sales revenues (thousands)	$5,691	$6,932	(18)%

Natural gas liquids
Sales volumes MBbl	30.3	30.0	1%
Average Price per Bbl (1)	$30.71	$47.83	(36)
Total natural gas liquids sales revenues (thousands)	$931	$1,435	(35)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts, as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 6%, crude oil sales volumes decreased by 6% and natural gas liquids sales volumes increased by 1% for the first quarter of 2013 compared to the same period of 2012.

Our average natural gas price for the first quarter of 2013 increased by 7%, or $0.24 per Mcf, when compared to the same period of 2012. Our average crude oil price for the first quarter of 2013 decreased by 13%, or $(13.05) per Bbl, when compared to the same period of 2012. Our average natural gas liquids price for the first quarter of 2013 decreased by 36%, or $(17.12) per Bbl, when compared to the same period of 2012.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended March 31, 2013 compared to the same period of 2012.

In thousands	Natural Gas	Oil	Natural gas liquids
2012 sales revenues	$1,850	$6,932	$1,435
Changes associated with sales volumes	(112)	(417)	15
Changes in prices	112	(824)	(519)
2013 sales revenues	$1,850	$5,691	$931

Operating Expenses

	Three Months Ended March 31,
In thousands except percentages	2013	2012	Δ vs. 2012
Lease operating expense, transportation and taxes	$4,529	$4,617	(2)%
Production Services	2,019	846	139
Depreciation, depletion and amortization	2,215	2,385	(7)
Well service equipment depreciation	288	108	167
Accretion expense	215	217	(1)
Loss from plug and abandonment	217	175	24
General and administrative	1,190	1,190	-
	$10,673	$9,538	12%

During the first quarter of 2013, our operating expenses increased by 12% when compared to the first quarter of 2012, due to the following factors:

•
Lease operating expense, transportation cost and taxes slightly decreased by 2%, or $(88,000), in 2013 when compared to 2012.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $1.69 per MBOE to $20.54 per MBOE in 2013 from $18.85 per MBOE in 2012.

•
The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $1,173,000 in 2013 compared to 2012 due to expansion of the well service operations following purchase of additional workover rigs, auxiliary equipment and hire new personnel.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 7%, or $(170,000), in 2013 when compared to 2012, primarily due to the impact of a 2012 impairment of $1,225,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $(0.32) per MBOE to $12.87 per MBOE in 2013 from $13.19 per MBOE in 2012.

•	Accretion expense for asset retirement obligations slightly decreased by 1%, or $(2,000), in 2013 when compared to 2012.
•
Well service equipment depreciation – the amounts represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase of in depreciation expenses in the first quarter of 2013 of $180,000 associated with increase in the number of workover rigs and auxiliary equipment.

•	General and administrative expenses remained in the same level in 2013 when compared to 2012 .

Other expense (income)

	Three Months Ended March 31,
In thousands except percentages	2013	2012	Δ vs. 2012
Interest expense, net	$1,569	$1,559	1%
Capital Gain	(6)	-	0
Realized gain on marketable securities	-	(3,650)	(100)
Net loss on derivative contracts	-	1,662	(100)
Currency exchange rate differences	-	(16)	(100)
	$1,563	$(445)	(451)%

Interest expense.  Isramco’s interest expenses remained in the same level in 2013 when compared to 2012.

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

There were no open hedge positions as of March 31, 2013.

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

	Three Months Ended March 31,
In thousands except percentages	2013	2012
Income from operations before income taxes (1)	$(784)	$2,371
Depreciation, depletion, amortization and impairment expense	2,503	2,493
Interest expense	1,569	1,559
Unrealized loss on derivative contracts	-	2,376
Accretion Expenses	215	217
Consolidated Adjusted EBITDAX	$3,503	$9,016

(1)
Income from operations before income taxes in 2012 includes realized gain on sale of marketable securities in the amount of $3,650,000 and $700,000 gain from net cash received on settled hedge contracts.

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

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

We previously disclosed information relating to two putative shareholder derivative petitions that were filed by individual shareholders of the Company in the District Court of Harris County, Texas. These petitions each named certain of our officers and directors as defendants. Each of these suits claims that the shareholders were damaged as a result of various breaches of fiduciary duty, self-dealing, and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich Global, Ltd (“Goodrich”) and other matters, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon. Mr. Maimon is a former President and a director who resigned from all positions held with us on June 29, 2011.

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

We also disclosed information in our quarterly report for the three months ended September 30, 2011 relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011 in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 and described above. The Company filed motions in the Chancery Court to Dismiss or Stay the lawsuit and, by order dated October 20, 2011, the case was dismissed. The plaintiff did not appeal. Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied Mr. Lapiner then filed a motion for attorney’s fees that was also denied. On December 12, 2011, the court approved the terms of the mediated settlement and entered final order and judgment in the case. The Company paid plaintiff attorney’s fees of $1,000,000, replaced its bylaws, amended various committee charters, and adopted other corporate governance changes as set out in the stipulation of settlement. After the judgment was rendered, Mr. Lapiner filed a motion for new trial and on February 12, 2012 filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas. A Motion to Dismiss the appeal was filed. Oral arguments were presented to the Court of Appeals on January 9, 2013. The Court of Appeals has not rendered an opinion on either the Motions to Dismiss or the appeal. We do not believe the appeal will be successful.

On or about September 21, 2011, the Company’s former Vice President and General Counsel, Dennis Holifield resigned. Mr. Holifield had been hired in March 2011. On or about October 12, 2011, Mr. Holifield submitted a “Summary Report” to the SEC (the “Summary Report”), in which made numerous factual allegations regarding Haim Tsuff, the Company‘s Chief Executive Officer, Chairman, and President; Edy Francis, the Company’s Chief Financial Officer; Amir Sanker, the Company’s Asset Manager; and other Company personnel. In the Summary Report, Mr. Holifield characterized the alleged conduct as illegal or criminal. On November 3, 2011, the Company’s Board of Directors constituted a committee of independent directors consisting of Max Pridgeon and Asaf Yarkoni, referred to as the Special Investigative Committee of the Board of Directors (“SIC”) which was directed to investigate all of the Holifield allegations and report back to the full board and make any recommendations, if any, for corrective action. On January 7, 2013, SIC made their final report to the Board of Directors of the conclusions and results of the fourteen-month investigation into the allegations made by Mr. Holifield. The SIC determined that Mr. Holifield’s allegations were not supported by any available documentary evidence or by any statements made by former or current Isramco, Inc., directors, management, or employees interviewed by the SIC or its counsel. The SIC also determined that the Company had not engaged in wrongdoing of any sort, including any unlawful or unethical business practices, any lapses in financial controls or any governance issues that require redress or reform.

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

ITEM 1A.  Risk Factors

           None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

           None

ITEM 3. Default Upon Senior Securities

           None

ITEM 4. Removed and Reserved

           None

ITEM 5. Other Information

           None

ITEM 6. Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.3	Certification of Chief Accounting Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAMCO, INC

Date: May 10, 2013	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: May 10, 2013	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER

Date: May 10, 2013	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER