Form 10-Q
period 2013-06-30
ISRAMCO INC
filed 2013-08-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

The number of shares outstanding of the registrant’s Common Stock as August 9, 2013 was 2,717,691.

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

PART I - Financial Information

ITEM 1.       Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of June 30, 2013	As of December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,718	$615
Accounts receivable, net of allowances for doubtful accounts of $349 and $349	14,512	11,856
Restricted cash	1,561	61
Inventories	104	122
Deferred tax assets	5,277	4,160
Prepaid expenses and other	487	572
Total Current Assets	23,659	17,386

Property and equipment, at cost – successful efforts method:
Oil and gas properties	234,054	231,327
Advanced payment for equipment	111	98
Production service equipment and other	23,681	18,987
Total Property and Equipment	257,846	250,412
Accumulated depreciation, depletion, amortization and accumulated impairment	(122,733)	(117,799)
Net Property and Equipment	135,113	132,613

Deferred tax assets and other	2,604	3,959
Total assets	$161,376	$153,958
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,554	$13,208
Bank overdraft	1,063	773
Due to related party and accrued interest	4,304	21,749
Total current liabilities	17,921	35,730

Due to related party and accrued interest	103,658	81,505

Other Long-term Liabilities:
Asset retirement obligations	18,319	17,908
Total other long-term liabilities	18,319	17,908

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,268	23,268
Accumulated deficit	(1,948)	(4,547)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	21,183	18,584
Non controlling interest	295	231
Total equity	21,478	18,815
Total liabilities and shareholders’ equity	$161,376	$153,958

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Revenues
Oil and gas sales	$13,800	$10,282	$22,272	$20,499
Production services	2,993	2,368	5,697	3,481
Office services	179	147	327	252
Other	66	31	194	60
Total revenues	17,038	12,828	28,490	24,292

Operating expenses
Lease operating expense, transportation and taxes	5,170	4,841	9,699	9,458
Depreciation, depletion and amortization	2,431	2,981	4,934	5,474
Accretion expense	225	217	440	434
Production services	1,903	1,483	3,922	2,329
Loss from plug and abandonment	6	149	223	324
General and administrative	839	892	2,029	2,082
Total operating expenses	10,574	10,563	21,247	20,101
Operating income	6,464	2,265	7,243	4,191

Other expenses (income)
Interest expense, net	1,619	1,553	3,188	3,112
Realized gain on marketable securities	-	-	-	(3,650)
Net gain on derivative contracts	-	(3,222)	-	(1,560)
Currency exchange rate differences	-	-	-	(16)
Capital gain	-	-	(6)	-
Total other expenses (income)	1,619	(1,669)	3,182	(2,114)

Income before income taxes	4,845	3,934	4,061	6,305
Income tax expense	(1,673)	(1,342)	(1,398)	(2,171)

Net Income	$3,172	$2,592	$2,663	$4,134
Net income attributable to non-controlling interests	65	102	64	102
Net Income attributable to Isramco	$3,107	$2,490	$2,599	$4,032

Earnings per share – basic:	$1.14	$0.92	$0.96	$1.48

Earnings per share – diluted:	$1.14	$0.92	$0.96	$1.48

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$3,172	$2,592	$2,663	$4,134
Available-for-sale securities, net of taxes	-	-	-	(2,254)
Comprehensive income	3,172	2,592	2,663	1,880
Comprehensive income attributable to non-controlling interests	65	102	64	102
Comprehensive Income attributable to Isramco	$3,107	$2,490	$2,599	$1,778

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2013	2012

Cash Flows From Operating Activities:
Net income	$2,663	$4,134
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	4,934	5,474
Accretion expense	440	434
Realized gain on marketable securities	-	(3,650)
Changes in deferred taxes	238	2,171
Net unrealized gain on derivative contracts	-	(987)
Amortization of debt cost	-	70
Capital gain	(6)	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	(2,656)	(2,097)
Prepaid expenses and other current assets	102	329
Due to related party	3,210	2,949
Accounts payable and accrued liabilities	(1,572)	550
Net cash provided by operating activities	7,353	9,377

Cash flows from investing activities:
Addition to property and equipment, net	(6,577)	(7,669)
Proceeds from sale of marketable securities	-	4,737
Proceeds from sale of equipment	38	-
Restricted cash and deposit, net	(1,500)	229
Net cash used in investing activities	(8,039)	(2,703)

Cash flows from financing activities:
Proceeds on loans – related parties, net	1,500	13,500
Repayment of long-term debt	-	(20,000)
Borrowings (repayment) of short - term debt, net	289	(823)
Net cash provided by (used in) financing activities	1,789	(7,323)

Net increase (decrease) in cash and cash equivalents	1,103	(649)
Cash and cash equivalents at beginning of period	615	2,122
Cash and cash equivalents at end of period	$1,718	$1,473

See notes to the unaudited condensed consolidated financial statements.

Isramco Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. and its subsidiaries and affiliated companies (together referred to as “We”, “Our”, “Isramco” or the “Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a well service company that provides well maintenance and workover services, well completion and recompletion services.

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Isramco’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2013 and 2012 and Isramco’s financial position as of June 30, 2013.

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

 Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the six months ended June 30 (in thousands):

	Six Months Ended June 30
	2013	2012
Interest	$-	$176

Income taxes	-	-

The consolidated statements of cash flows for the period ended June 30, 2013 exclude the following non-cash transactions:

•	Property and equipment of $888,000 included in accounts payable
•	Accrued interest of $1,840,000 included as part of the loan from related party that was amended on June 30, 2013

The consolidated statements of cash flows for the period ended June 30, 2012 exclude the following non-cash transactions:

•	Property and equipment of $1,624,000 included in accounts payable

Note 3 - Long-Term Debt and Interest Expense

Long-Term Debt as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt (1)	43,701	41,861
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	-
	94,657	91,317
Less: Current Portion of Long-Term Debt	-	(17,411)
Total	94,657	73,906

(1)
 An amendment of loan agreement between Company and related party extended the term of this loan and covered an amount equal to the unpaid principal balance and accrued interest as of the effective date thereof.

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

As we disclosed in our 2012 Annual Report on Form 10K under Note 5. Long-Term Debt and Interest Expense, on March 1, 2013 Loan agreements and notes with aggregated principal amount of $49,456,000 were amended. The terms of all these loans and notes between the Company and related parties were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on all of the loans and notes to require interest only payments on December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 along with all outstanding principal paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of these loan agreements and notes remained unchanged. In accordance with the amendment, as of March 31, 2013 the loans are classified as long-term on our balance sheet.

On June 30, 2013, the terms of an Amended and Restated Loan Agreement dated May 25, 2008, and note between the Company and Jerusalem Oil Exploration, Ltd. (“JOEL”) were amended to extend the maturity date to June 30, 2017.  The payment schedule of the loan agreement and note was amended to require principal and accrued interest to be paid in three (3) installments in the amounts reflected in Promissory Note due on June 30th of each year commencing June 30, 2015. The other terms of the loan agreement and note remained unchanged.  In accordance with the amendment, as of June 30, 2013, the loans are classified as long-term on our balance sheet.

The Company evaluated the application of ASC 470-50 “Debt Modification and Extinguishment” and ASC 470-60 “Troubled Debt Restructuring” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

Interest expense

The following table summarizes the amounts included in interest expense for the six month ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30
	2013	2012
Current debt, long-term debt and other	$-	$242
Long-term debt – related parties	3,188	2,870
	$3,188	$3,112

Note 4 - Fair Value of Financial Instruments

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

There were no financial instruments owned at June 30, 2013 and December 31, 2012.

Note 5 - Tamar Field Proceeds

In our annual Annual report on form 10K for the year ended December 31, 2012 in ITEM 1. BUSINESS, we disclosed our overriding royalty interest in Tamar Field offshore Israel.

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

On March 31, 2013 the Tamar Field commenced its initial production of the natural gas.

During three months ended June 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 841,499 Mcf of natural gas and 1,046 Bbl of condensate with prices of $5.627 per Mcf and $94.96 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $4,641,000.

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

Note 6 - Segment information (Continuing)

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended June 30, 2013:
Sales revenues
United States	$9,159	$2,993	$-	$12,152
Non-U.S.	4,641	-	-	4,641
Intersegment revenues	-	740	(740)	-
Office services and other	275	-	(30)	245

Total revenues and other	14,075	3,733	(770)	17,038

Operating costs and expenses	8,300	3,044	(770)	10,574
Net gains on derivatives, contracts	-	-	-	-
Realized gain on marketable securities	-	-	-	-
Interest expenses, net	1,255	364	-	1,619

Total expenses and other	9,555	3,408	(770)	12,193

Income before income taxes	$4,520	$325	$-	$4,845
Net Income	2,939	233	-	3,172
Net income attributable to noncontrolling interests	-	65	-	65
Net Income attributable to Isramco	2,939	168	-	3,107
Total Assets	$133,961	$27,415	$-	$161,376

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended June 30, 2012:
Sales revenues
United States	$10,282	$2,368	$-	$12,650
Non-U.S.	-	-	-	-
Intersegment revenues	-	324	(324)	-
Office services and other	208	-	(30)	178

Total revenues and other	10,490	2,692	(354)	12,828

Operating costs and expenses	8,910	2,007	(354)	10,563
Net gains on derivatives, contracts	(3,222)	-	-	(3,222)
Realized gain on marketable securities	-	-	-	-
Interest expenses, net	1,374	179	-	1,553

Total expenses and other	7,062	2,186	(354)	8,894

Income before income taxes	$3,428	$506	$-	$3,934
Net Income	2,227	365	-	2,592
Net income attributable to noncontrolling interests	-	102	-	102
Net Income attributable to Isramco	2,227	263	-	2,490
Total Assets	$137,778	$14,257	$-	$152,035

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2013:
Sales revenues
United States	$17,631	$5,697	$-	$23,328
Non-U.S.	4,641	-	-	4,641
Intersegment revenues	-	1,330	(1,330)	-
Office services and other	581	-	(60)	521

Total revenues and other	22,853	7,027	(1,390)	28,490

Operating costs and expenses	16,618	6,019	(1,390)	21,247
Net gains on derivatives, contracts	-	-	-	-
Realized gain on marketable securities	-	-	-	-
Interest expenses, net	2,493	695	-	3,188
Capital gain	-	(6)		(6)
Other income, net	-	-	-	-

Total expenses and other	19,111	6,708	(1,390)	24,429

Income before income taxes	$3,742	$319	$-	$4,061
Net Income	2,434	229	-	2,663
Net income attributable to noncontrolling interests	-	64	-	64
Net Income attributable to Isramco	2,434	165	-	2,599
Total Assets	$133,961	$27,415	$-	$161,376

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations		Total
Six Months Ended June 30, 2012:
Sales revenues
United States	$20,499	$3,481		$-	$23,980
Non-U.S.	-	-		-	-
Intersegment revenues	-	658		(658)	-
Office services and other	372	-		(60)	312

Total revenues and other	20,871	4,139		(718)	24,292

Operating costs and expenses	17,489	3,330		(718)	20,101
Net gains on derivatives, contracts	(1,560)	-		-	(1,560)
Realized gain on marketable securities	(3,650)	-		-	(3,650)
Interest expenses, net	2,811	301		-	3,112
Other income, net	(16)	-		-	(16)

Total expenses and other	15,074	3,631		(718)	17,987

Income before income taxes	$5,797	$508		$-	$6,305
Net Income	3,768	366		-	4,134
Net income attributable to noncontrolling interests	-	102		-	102
Net Income attributable to Isramco	3,768	264		-	4,032
Total Assets	$137,778	$14,257	$		$152,035

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

Overview

Isramco is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a well service company that provides well maintenance, workover services, well completion and recompletion services. Our properties are primarily located in Texas, New Mexico and Oklahoma. We also act as the operator of a certain number of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves, while lowering lease operating costs.

In our annual 10K report for December 31, 2012 in ITEM 1. BUSINESS, we disclosed our overriding royalty interest in Tamar Field offshore Israel.

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

During three months ended June 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 841,499 Mcf of natural gas and 1,046 Bbl of condensate with prices of $5.627 per Mcf and $94.96 per Bbl of condensate. The total revenues for Isramco amounted to $4,736,000 and $99,338 for natural gas and condensate respectively. Total revenues net of marketing and transportations expenses were $4,641,000.

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

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2013 was cash flow from operating activities and loans from related party lender (“Related Party Loans”). We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

During the six months ended June 30, 2013, our cash increased by $1.1 million. Specifically, the net cash provided by operating activities of $7.4 million, a loan from related party in the amount of $1.5 million and an increase in bank overdraft of $0.3 million were partially offset by an investment of $6.6 million in equipment for our well service subsidiary and oil and gas properties and restricted cash deposit of $1.5 million.

Debt

	As of June 30,	As of December 31,
	2013	2012
Long – term debt – related party	94,657	73,906
Current maturities of long-term debt, short-term debt and bank overdraft	1,063	18,184
Total debt	95,720	92,090

Stockholders’ equity	21,478	18,815

Debt to capital ratio	82%	83%

As of June 30, 2013, our total debt was $95,720,000, compared to total debt of $92,090,000 at December 31, 2012.

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

On June 30, 2013, the terms of an Amended and Restated Loan Agreement dated May 25, 2008, and note between the Company and. Jerusalem Oil Exploration, Ltd. (“JOEL”) were amended to extend the maturity date to June 30, 2017.  The payment schedule of the loan agreement and note was changed to require principal and accrued interest to be paid in three (3) annual payments due on June 30th of each year commencing June 30, 2015.   The other terms of the loan agreement and note remained unchanged.  In accordance with the amendment, as of June 30, 2013, the loans are classified as long-term on our balance sheet.

Cash Flow

Our primary source of cash during the six months ended June 30, 2013 was cash flow from operating activities and loans from a related party. In 2013 cash received from operations and proceeds from loan of related party was primarily used for investments in equipment for well service subsidiary, oil and gas properties and restricted cash deposit.  In 2012 cash received from operations, sale of marketable securities, proceeds from loan from a related party was used primarily to repay borrowings under our Senior Credit Facility and investing in equipment for well service subsidiary.

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

	Six months Ended June 30,
	2013	2012
	(In thousands)
Cash flows provided by operating activities	$7,353	$9,377
Cash flows used in investing activities	(8,039)	(2,703)
Cash flows used in financing activities	1,789	(7,323)
Net increase in cash	$1,103	$(649)

Operating Activities, During the six months ended June 30, 2013, compared to the same period in 2012, net cash flow provided by operating activities decreased by $2,024,000 to $7,353,000. This decrease was primarily attributable to changes in the working capital, cash received on settlement of derivative contracts in 2012, decrease in crude oil and natural gas liquids (“NGLs) revenues that were partially offset by increase in revenues from natural gas sales, proceeds from overriding royalty in Tamar Field off shore Israel and well services revenues.
The decrease in crude oil and NGLs revenues was caused by both decrease in crude oil and NGLs prices and as well as decrease in production volumes of crude oil and NGLs.  The decrease in revenues was primarily attributable to lower average crude oil prices for the quarter ended June 30, 2013 of $92.97/Bbl, compared to $96.55/Bbl and natural gas liquids average prices for the six month ended June 30, 2013 of $30.90/Bbl, compared to $40.03/ Bbl to the corresponding period in 2012.

Investing Activities, Net cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were $8,039,000 and $2,703,000, respectively. During the first six month of 2013 the Company invested in equipment for well service subsidiary and oil and gas properties amount of $6,577,000 and increased restricted cash balance by $1,500,000.

Financing Activities, Net cash flows used in financing activities were $1,789,000 and $(7,323,000) for the six months ended June 30, 2013 and 2012, respectively. The Company received a loan from related party in the amount of $1,500,000 and increased its bank overdraft by $289,000.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Selected Data

	Three Months Ended June 30,
	2013	2012
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$9,159	$10,282
Non-U.S.	4,641	-
Production Services	2,993	2,368
Other	245	178
Total revenues and other	17,038	12,828

Cost and expenses	10,574	10,563
Other expenses (income)	1,619	(1,669)
Income tax benefit (expenses)	(1,673)	(1,342)
Net income attributable to common shareholders	3,172	2,592
Net income attributable to common non-controlling interests	65	102
Net income attributable to Isramco	3,107	2,490
Earnings per common share – basic	$1.14	$0.92
Earnings per common share – diluted	$1.14	$0.92

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$9,120	$5,322
Sales volumes United States (MMBOE)	175	205
Sales volumes Non-U.S. (MMBOE)	141	-

Average cost per MBOE - United States: (2)
Production (excluding transportation and taxes)	$23.33	$18.78
General and administrative	$4.80	$4.34
Depletion	$12.10	$14.51

(1) See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

(2) There are no costs associated with revenues from Non-US operations since the Company owns overriding royalty which is free of operating expenses.

Financial Results

Net Income, in the second quarter of 2013, our net income was $3,172,000 or $1.14 per share. This compares to net income of $2,592,000 or $0.92 per share, for the second quarter of 2012.

This increase was primarily due to revenues from overriding royalty in Tamar Field off shore Israel and increase in revenues from well service activities. These increases were partially offset by decreased revenues from crude oil and NGLs sales and net gain on derivative contracts in 2012.

Revenues, Volumes and Average Prices (United States)

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Gas sales	$1,979	$1,853	7%
Oil sales	6,234	7,357	(15)
Natural gas liquid sales	946	1,072	(12)
Total	$9,159	$10,282	(11)%

Our sales revenues from US based oil and gas operations for the second quarter of 2013 decreased by 11% when compared to same period in 2012, due to lower prices received for NGLs and decrease in volume produced for crude oil, natural gas and NGLs. That was partially offset by increase in prices for crude oil and natural gas.

Revenues, Volumes and Average Prices (Non-U.S.)

During three months ended June 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 841,499 Mcf of natural gas and 1,046 Bbl of condensate with prices of $5.627 per Mcf and $94.96 per Bbl of condensate. The total revenues for Isramco amounted to $4,736,000 and $99,338 for natural gas and condensate respectively. Total revenues net of marketing and transportations expenses were $4,641,000.

Volumes and Average Prices

	Three Months Ended June 30,
	2013	2012	Δ vs. 2012
Natural Gas
Sales volumes Mmcf	476.01	552.44	(14)%
Average Price per Mcf (1)	$4.16	$3.35	24
Total gas sales revenues (thousands)	$1,979	$1,853	7%

Crude Oil
Sales volumes MBbl	65.14	80.83	(19)%
Average Price per Bbl (1)	$95.70	$91.02	5
Total oil sales revenues (thousands)	$6,234	$7,357	(15)%

Natural gas liquids
Sales volumes MBbl	30.42	32.60	(7)%
Average Price per Bbl (1)	$31.10	$32.89	(5)
Total natural gas liquids sales revenues (thousands)	$946	$1,072	(12)%

(1) Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 14%, crude oil sales volumes decreased by 19% and natural gas liquids sales volumes decreased by 7% for the second quarter of 2013 compared to the same period of 2012.

Our average natural gas price received for the second quarter of 2013 increased by 24%, or $0.81 per Mcf, when compared to the same period of 2012. Our average crude oil price for the second quarter of 2013 increased by 5%, or $4.68 per Bbl, when compared to the same period of 2012. Our average natural gas liquids price for the second quarter of 2013 decreased by 5%, or $1.79 per Bbl, when compared to the same period of 2012.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended June 30, 2013 compared to the same period of 2012.

In thousands	Natural Gas	Oil	Natural gas liquids
2012 sales revenues	$1,853	$7,357	$1,072
Changes associated with sales volumes	(256)	(1,428)	(72)
Changes in prices	382	305	(54)
2013 sales revenues	$1,979	$6,234	$946

Operating Expenses

	Three Months Ended June 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Lease operating expense, transportation and taxes	$5,170	$4,841	7%
Production services	1,903	1,483	28
Depreciation, depletion and amortization of oil and gas properties	2,116	2,815	(25)
Depreciation, depletion and amortization of production equipment	315	166	90
Accretion expense	225	217	4
Loss from plugging and abandonment of wells	6	149	(96)
General and administrative	839	892	(6)
	$10,574	$10,563	0%

During three months ended June 30, 2013, our total operating expenses remained on the similar level when compared to the same period of 2012 due to the following factors:

•	Lease operating expense, transportation cost and taxes increased by 7%, or $329,000, in 2013 when compared to 2012. This increase was a result of larger number of workovers performed on our operated properties than in the first half of 2012. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $4.55 per MBOE to $23.33 per MBOE in 2012 from $18.78 per MBOE in 2012.

•	The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $420,000 in 2013 compared to 2012 due to expansion of the well service operations following purchase of additional workover rigs, auxiliary equipment and hire new personnel.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 25%, or $699,000 in 2013 when compared to 2012, primarily due to temporary decrease in volumes produced and the impact of a 2012 impairment of $1,225,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $(2.41) per MBOE to $12.10 per MBOE in 2013 from $14.51 per MBOE in 2012.

•
Well service equipment depreciation – the amounts represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase of in depreciation expenses in the second quarter of 2013 of $149,000 associated with increase in the number of workover rigs and auxiliary equipment.

•	Accretion expense for asset retirement obligations slightly increased by 4%, or $8,000, in 2013 when compared to 2012.
•
Loss from plugging and abandonment expenses decreased by 96%, or $143,000 in 2013 when compared to 2012 primarily due to less work resulting from plugging operations in compliance with requirements of state and federal regulations governing our wells.

•
Well service equipment depreciation – the amounts represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase of in depreciation expenses in the second quarter of 2013 of $149,000 associated with increase in the number of workover rigs and auxiliary equipment.

•	General and administrative expenses decreased by 6%, or $53,000 in 2013 when compared to 2012.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Interest expense, net	$1,619	$1,553	4%
Net gain on derivative contracts	-	(3,222)	(100)
	$1,619	$(1,669)	(197)%

Interest expense.  Isramco’s interest expense increased by 4%, or $66,000, for the three months ended June 30, 2013 compared to the same period of 2012.  This increase was primarily due to higher average outstanding loans balance during the second quarter of 2013 comparing to 2012.

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

There were no open hedge positions as of June 30, 2013.

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

	Three Months Ended June 30,
In thousands	2013	2012
Income from operations before income taxes	$4,845	$3,934
Depreciation, depletion and amortization expense	2,431	2,981
Interest expense	1,619	1,553
Unrealized gain on derivative contract	-	(3,363)
Accretion Expenses	225	217
Consolidated Adjusted EBITDAX	$9,120	$5,322

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Selected Data

	June 30,
	2013	2012
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$17,631	$20,499
Non-U.S.	4,641	-
Production Services	5,697	3,481
Other	521	312
Total revenues and other	28,490	24,292

Cost and expenses	21,247	20,101
Other expense (income)	3,182	(2,114)
Income tax expense (benefit)	1,398	2,171
Net income (loss) attributable to common shareholders	2,663	4,134
Net income attributable to non-controlling interests	64	102
Net income (loss) attributable to Isramco	2,599	4,032
Earnings (loss) per common share - basic	$0.96	$1.48
Earnings (loss) per common share - diluted	$0.96	$1.48

Weighted average number of shares outstanding-basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$12,623	$14,338
Sales volumes United States (MMBOE)	347	386
Sales volumes Non-U.S. (MMBOE)	141	-

Average cost per MBOE - United States: (2)
Production (excluding transportation and taxes)	$21.95	$18.81
General and administrative	$5.85	$5.39
Depletion	$12.48	$13.46

(1) See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

(2) There are no costs associated with revenues from Non-US operations since the Company owns overriding royalty which is free of operating expenses.

Financial Results

Net income, in the six months ended June 30, 2013, our net income was $2,663,000 or $0.96 per share. This compares to net income of $4,134,000, or $1.48 per share, for the same period of 2012.

This decrease was primarily due to the fact the Company net gain of $3,650,000 on sale of our investment in shares of Jerusalem Oil Exploration Ltd, (“JOEL”) a related party and a net gain of $1,560,000 on derivative contracts in 2012 (with no corresponding gains in 2013), lower crude oil and NGLs sales revenues in 2013 as a result of the decrease in crude oil and NGLs prices and crude oil, natural gas and NGLs production volumes which were partially offset by revenues from overriding royalty in Tamar Field offshore Israel and revenues from well service activities.

Revenues, Volumes and Average Prices (United States)

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Gas sales	$3,829	$3,704	3%
Oil sales	11,925	14,289	(17)
Natural gas liquid sales	1,877	2,506	(25)
Total	$17,631	$20,499	(14)%

Our sales revenues from US based oil and gas operations for the six months ended June 30, 2013 decreased by 14% when compared to same period of 2012 due to lower prices received for oil, and NGLs and decreased production volumes for crude oil, natural gas and NGLs.

Volumes and Average Prices

	Six Months Ended June 30,
	2013	2012	Δ vs. 2012
Natural Gas
Sales volumes Mmcf	947.89	1,054.65	(10)%
Average Price per Mcf (1)	$4.04	$3.51	15
Total gas sales revenues (thousands)	$3,829	$3,704	3%

Crude Oil
Sales volumes MBbl	128.26	147.99	(13)%
Average Price per Bbl (1)	$92.97	$96.55	(4)
Total oil sales revenues (thousands)	$11,925	$14,289	(17)%

Natural gas liquids
Sales volumes MBbl	60.74	62.60	(3)%
Average Price per Bbl (1)	$30.90	$40.03	(23)
Total natural gas liquids sales revenues (thousands)	$1,877	$2,506	(25)%

(1) Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 10%, natural gas liquids sales volumes decreased by 3% and crude oil sales volumes decreased by 13% for the six months ended June 30, 2013 compared to the same period of 2012.

Our average natural gas price for the six months ended June 30, 2013 increased by 15%, or $0.53 per Mcf, when compared to the same period of 2012. Our average crude oil price for the six months ended June 30, 2012 decreased by 4% or $3.58 per Bbl, when compared to the same period of 2012. Our average natural gas liquids price for the six months ended June 30, 2013 decreased by 23%, or $9.13 per Bbl, when compared to the same period of 2012.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the six months ended June 30, 2013 compared to the same period of 2012.

In thousands	Natural Gas	Oil	Natural gas liquids
2012 sales revenues	$3,704	$14,289	$2,506
Changes associated with sales volumes	(375)	(1,905)	(74)
Changes in prices	500	(459)	(555)
2013 sales revenues	$3,829	$11,925	$1,877

Operating Expenses

	Six Months Ended June 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Lease operating expense, transportation and taxes	$9,699	$9,458	3%
Production Services	3,922	2,329	68
Depreciation, depletion and amortization of oil and gas properties	4,332	5,201	(17)
Depreciation, depletion and amortization of production equipment	602	273	121
Accretion expense	440	434	1
Loss from plug and abandonment	223	324	(31)
General and administrative	2,029	2,082	(3)
	$21,247	$20,101	6%

During six months ended June 30, 2013, our operating expenses increased by 6% when compared to the same period of 2012 due to the following factors:

•
Lease operating expense, transportation cost and taxes slightly increased by 3%, or $241,000, in 2013 when compared to 2012.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $3.14 per MBOE to $21.95 per MBOE in 2013 from $18.81 per MBOE in 2012.

•
The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $1,593,000 in 2013 compared to 2012 due to expansion of the well service operations following purchase of additional workover rigs, auxiliary equipment and hire new personnel.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 17%, or $(869,000), in 2013 when compared to 2012, primarily due to temporary decrease in volumes produced and due to the impact of a 2012 impairment of $1,225,000 on the depletable base used to calculate DD&Aand decrease in production volumes compared to 2012. On a per unit basis, depletion expense decreased by $(0.98) per MBOE to $12.48 per MBOE in 2013 from $13.46 per MBOE in 2012

•
Well service equipment depreciation – the amounts represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase of in depreciation expenses in the first quarter of 2013 of $329,000 associated with increase in the number of workover rigs and auxiliary equipment.

•	Accretion expense for asset retirement obligations increased by 1%, or $6,000, in 2013 when compared to 2012.

•
Loss from plugging and abandonment expenses decreased  by 31%, or $(101,000) in 2013 when compared to 2012, primarily due to less plugging operations required by state and federal regulations applicable to our wells.

•	General and administrative expenses decreased by 3%, or $53,000 in 2013 when compared to 2012 primarily due to lower professional services expenses.

Other expenses (income)

	Six Months Ended June 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Interest expense, net	$3,188	$3,112	2%
Capital Gain	(6)	-	(100)
Realized gain on marketable securities	-	(3,650)	(100)
Net loss (gain) on derivative contracts	-	(1,560)	(100)
Currency exchange rate differences	-	(16)	(100)
	$3,182	$(2,114)	(251)%

Interest expense.  Isramco’s interest expense increased by 2%, or $76,000, for the six months ended June 30, 2013 compared to the same period of 2012.  This increase was primarily due to higher average outstanding loans balance during the six month ended June 30, 2013 comparing to same period in 2012.

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

There were no open hedge positions as of June 30, 2013.

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

	Six Months Ended June 30,
In thousands	2013	2012
Income (loss) from operations before income taxes	$4,061	$6,305
Depreciation, depletion and amortization expense	4,934	5,474
Interest expense	3,188	3,112
Unrealized gain on derivative contract	-	(987)
Accretion Expenses	440	434
Consolidated Adjusted EBITDAX	$12,623	$14,338

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

ITEM 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.     Risk Factors

None

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.       Default Upon Senior Securities

None

ITEM 4.       Removed and Reserved

None

ITEM 5.       Other Information

None

ITEM 6.       Exhibits

Exhibits
10.1	Amendment to Amended and Restated Loan Agreement and Note between Isramco Inc and J.O.E.L. Jerusalem Oil Exploration, Ltd dated June 30, 2013
10.2	Promissory Note dated June 30, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.3	Certification of Chief Accounting Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAMCO, INC

Date: August 9, 2013	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: August 9, 2013	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER

Date: August 9, 2013	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER