Form 10-Q
period 2013-09-30
ISRAMCO INC
filed 2013-11-08
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of November 8, 2013, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of September 30, 2013	As of December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,526	$615
Accounts receivable, net of allowances for doubtful accounts of $349 and $349	16,346	11,856
Restricted cash	1,561	61
Inventories	259	122
Deferred tax assets	5,858	4,160
Prepaid expenses and other	463	572
Total Current Assets	27,013	17,386

Property and Equipment, at cost – successful efforts method:
Oil and gas properties	234,465	231,327
Advanced payment for equipment and oil and gas properties	694	98
Production service equipment and other	29,902	18,987
Total Property and Equipment	265,061	250,412
Accumulated depreciation, depletion and amortization	(125,192)	(117,799)
Net Property and Equipment	139,869	132,613

Deferred tax assets and other	2,519	3,959
Total assets	$169,401	$153,958
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,658	$13,208
Bank overdraft	901	773
Due to related party and accrued interest	4,550	21,749
Total current liabilities	19,109	35,730

Due to related party and accrued interest	105,075	81,505

Asset retirement obligations	18,545	17,908
Deferred tax liability	1,195	-
Total liabilities	143,924	135,143

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,268	23,268
Retained earnings (accumulated deficit)	1,875	(4,547)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	25,006	18,584
Non controlling interest	471	231
Total equity	25,477	18,815
Total liabilities and shareholders’ equity	$169,401	$153,958

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Revenues
Oil and gas sales	$14,444	$9,931	$36,716	$30,430
Production services	4,833	2,617	10,530	6,098
Office services	195	157	522	409
Other	113	50	307	110
Total revenues	19,585	12,755	48,075	37,047

Operating expenses
Lease operating expense, transportation and taxes	5,150	5,015	14,849	14,473
Depreciation, depletion and amortization	2,459	3,192	7,393	8,666
Accretion expense	224	221	664	655
Production services	3,059	1,941	6,981	4,270
Loss (gain) from plug and abandonment	3	(7)	226	317
General and administrative	885	1,176	2,914	3,258
Total operating expenses	11,780	11,538	33,027	31,639
Operating income	7,805	1,217	15,048	5,408

Other expenses
Interest expense, net	1,659	1,625	4,847	4,737
Realized gain on marketable securities	-	-	-	(3,650)
Net loss (gain) on derivative contracts	-	1,341	-	(219)
Capital loss	89	-	83	-
Currency exchange rate differences	-	-	-	(16)
Total other expenses	1,748	2,966	4,930	852

Income (loss) before income taxes	6,057	(1,749)	10,118	4,556
Income tax (expense) benefit	(2,058)	625	(3,456)	(1,546)

Net income (loss)	$3,999	$(1,124)	$6,662	$3,010
Net income attributable to non-controlling interests	176	35	240	137
Net income (loss) attributable to Isramco	$3,823	$(1,159)	$6,422	$2,873

Earnings (loss) per share – basic:	$1.41	$(0.43)	$2.36	$1.06

Earnings (loss) per share – diluted:	$1.41	$(0.43)	$2.36	$1.06

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income (loss)	$3,999	$(1,124)	$6,662	$3,010
Other comprehensive income
Available-for-sale securities, net of taxes	-	-	-	(2,254)
Comprehensive income (loss)	$3,999	$(1,124)	$6,662	$756
Comprehensive income attributable to non-controlling interests	176	35	240	137
Comprehensive income (loss) attributable to Isramco	$3,823	$(1,159)	$6,422	$619

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2013	2012

Cash Flows From Operating Activities:
Net income	$6,662	$3,010
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion, amortization and impairment	7,393	8,666
Accretion expense	664	655
Changes in deferred taxes	3,456	1,546
Net unrealized loss on derivative contracts	-	2,382
Amortization of debt cost	-	70
Realized gain on marketable securities	-	(3,650)
Capital loss	83	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	(4,490)	(3,981)
Prepaid expenses and other current assets	(2,549)	305
Due to related party	4,874	4,591
Accounts payable and accrued liabilities	(466)	562
Net cash provided by operating activities	15,627	14,156

Cash flows from investing activities:
Addition to property and equipment, net	(13,844)	(11,857)
Restricted cash and deposit, net	(1,500)	229
Proceeds from sale of marketable securities	-	4,737
Net cash used in investing activities	(15,344)	(6,891)

Cash flows from financing activities:
Proceeds on loans – related parties, net	1,500	13,500
Repayment of long-term debt	-	(20,000)
Borrowings (repayments) of short - term debt, net	128	(823)
Proceeds from short swing profits parent company	-	74
Net cash provided by (used in) financing activities	1,628	(7,249)

Net increase in cash and cash equivalents	1,911	16
Cash and cash equivalents at beginning of period	615	2,122
Cash and cash equivalents at end of period	$2,526	$2,138

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to a fair statement of Isramco’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2013 and 2012 and Isramco’s financial position as of September 30, 2013.

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

Note 2 - Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30
	2013	2012
Interest	$-	$176

Income taxes	-	-

The consolidated statements of cash flows exclude the following non-cash transactions:

•	Property and equipment of $886,000 included in accounts payable.
•	Accrued interest of $1,840,000 included as part of the loan from related party that was amended on June 30, 2013.

The consolidated statements of cash flows for the period ended September 30, 2012 exclude the following non-cash transactions:

•	Oil and gas properties of $2,218,000 included in accounts payable.

Note 3 - Long-Term Debt and Interest Expense

Long-Term Debt as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt (1)	43,701	41,861
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	-
	94,657	91,317
Less: Current Portion of Long-Term Debt	-	(17,411)
Total	94,657	73,906

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

As we disclosed in our 2012 Annual Report on Form 10K under Note 5. Long-Term Debt and Interest Expense, on March 1, 2013 Loan agreements and notes with aggregated principal amount of $49,456,000 were amended. The terms of all these loans and notes between the Company and related parties were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on all of the loans and notes to require interest only payments on December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 along with all outstanding principal paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of these loan agreements and notes remained unchanged. In accordance with the amendment, as of March 31, 2013 the loans are classified as long-term on our consolidated balance sheets.

On June 30, 2013, the terms of an Amended and Restated Loan Agreement dated May 25, 2008, and note between the Company and Jerusalem Oil Exploration, Ltd. (“JOEL”) were amended to extend the maturity date to June 30, 2017.  The payment schedule of the loan agreement and note was amended to require principal and accrued interest to be paid in three (3) installments in the amounts reflected in Promissory Note due on June 30th of each year commencing June 30, 2015. The other terms of the loan agreement and note remained unchanged.  In accordance with the amendment, as of June 30, 2013, the loans are classified as long-term on our consolidated balance sheets.

The Company evaluated the application of ASC 470-50 “Debt Modification and Extinguishment” and ASC 470-60 “Troubled Debt Restructuring” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

Interest expense

The following table summarizes the amounts included in interest expense for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30
	2013	2012
Current debt, long-term debt and other - banks corporation	$-	$245
Long-term debt – related parties	4,847	4,492
	$4,847	$4,737

Note 4 - Tamar Field Proceeds

In our annual Annual report on form 10K for the year ended December 31, 2012 in ITEM 1. BUSINESS, we disclosed our overriding royalty interest in Tamar Field offshore Israel.

In 2009, two natural gas discoveries, known as "Tamar" and "Dalit", were made within the area covered by Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the “Tamar Field”). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters.

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).

On March 31, 2013 the Tamar Field commenced its initial production of the natural gas.

During nine months ended September 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 1,783,180 Mcf of natural gas and 2,328 Bbl of condensate with prices of $5.52 per Mcf and $99.04 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $10,078,000. Israeli Tax Authorities withheld $2,519,000, of this revenue which is recognized as an asset on the Company’s balance sheet.

Note 5 - Segment Information

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

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended September 30, 2013:
Sales revenues
United States	$9,007	$4,833	$-	$13,840
Non-U.S.	5,437	-	-	5,437
Intersegment revenues	-	612	(612)	-
Office services and other	338	-	(30)	308

Total revenues and other	14,782	5,445	(642)	19,585

Operating costs and expenses	8,274	4,148	(642)	11,780
Net gain on derivatives, contracts	-	-	-	-
Interest expenses, net	1,245	414	-	1,659
Capital loss	89	-	-	89

Total expenses and other	9,608	4,562	(642)	13,528

Income before income taxes	$5,174	$883	$-	$6,057
Net Income	3,363	636	-	3,999
Net income attributable to noncontrolling interests	-	176	-	176
Net Income attributable to Isramco	3,363	460	-	3,823
Total Assets	$143,876	$25,525	$-	$169,401

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended September 30, 2012:
Sales revenues
United States	$9,931	$2,617	$-	$12,548
Non-U.S.	-	-	-	-
Intersegment revenues	-	349	(349)	-
Office services and other	237	-	(30)	207

Total revenues and other	10,168	2,966	(379)	12,755

Operating costs and expenses	9,359	2,558	(379)	11,538
Net gain on derivatives, contracts	1,341	-	-	1,341
Interest expenses, net	1,395	230	-	1,625

Total expenses and other	12,095	2,788	(379)	14,504

Income (loss) before income taxes	$(1,927)	$178	$-	$(1,749)
Net Income (loss)	(1,252)	128	-	(1,124)
Net income attributable to noncontrolling interests	-	35	-	35
Net Income (loss) attributable to Isramco	(1,252)	93	-	(1,159)
Total Assets	$134,460	$19,000	$-	$153,460

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations		Total
Nine Months Ended September 30, 2013:
Sales revenues
United States	$26,638	$10,530		$-	$37,168
Non-U.S.	10,078	-		-	10,078
Intersegment revenues	-	1,941		(1,941)	-
Office services and other	919	-		(90)	829

Total revenues and other	37,635	12,471		(2,031)	48,075

Operating costs and expenses	24,891	10,167		(2,031)	33,027
Net gains on derivatives, contracts	-	-		-	-
Realized gain on marketable securities	-	-		-	-
Interest expenses, net	3,738	1,109		-	4,847
Other income, net	89	(6)		-	83

Total expenses and other	28,718	11,270		(2,031)	37,957

Income before income taxes	$8,917	$1,201		$-	$10,118
Net Income	5,797	865		-	6,662
Net income attributable to noncontrolling interests	-	240		-	240
Net Income attributable to Isramco	5,797	625		-	6,422
Total Assets	$143,876	$25,525	$		$169,401

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations		Total
Nine Months Ended September 30, 2012:
Sales revenues
United States	$30,430	$6,098		$-	$36,528
Non-U.S.
Intersegment revenues	-	1,007		(1,007)	-
Office services and other	609	-		(90)	519

Total revenues and other	31,039	7,105		(1,097)	37,047

Operating costs and expenses	26,848	5,888		(1,097)	31,639
Net gains on derivatives, contracts	(219)	-		-	(219)
Realized gain on marketable securities	(3,650)	-		-	(3,650)
Interest expenses, net	4,206	531		-	4,737
Other income, net	(16)	-		-	(16)

Total expenses and other	27,169	6,419		(1,097)	32,491

Income before income taxes	$3,870	$686		$-	$4,556
Net Income	2,516	494		-	3,010
Net income attributable to noncontrolling interests	-	137		-	137
Net Income attributable to Isramco	2,516	357		-	2,873
Total Assets	$134,460	$19,000	$		$153,460

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

In 2009, two natural gas discoveries, known as "Tamar" and "Dalit", were made within the area covered by Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases"). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the “Tamar Field”). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters.

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).

On March 31, 2013 the Tamar Field has begun its initial production of the natural gas.

During nine months ended September 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 1,783,180 Mcf of natural gas and 2,328 Bbl of condensate with prices of $5.52 per Mcf and $99.04 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $10,078,000 for the same period. Israeli Tax Authorities withheld $2,519,000, of this revenue which is recognized as an asset on the Company’s balance sheet.

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

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2013 was cash flow from operating activities and loans from related party lenders (“Related Party Loans”). We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. Our oil well service subsidiary also requires capital resources to acquire and maintain equipment and continue growth. We expect to fund our future capital requirements through internally generated cash flows, borrowings under loans from related parties, and a future credit facility. Long-term cash flows are subject to a number of variables, including the level of production, prices, amount of work orders received, and our commodity price hedging activities, as well as various economic conditions that have historically affected the oil and natural gas industry.

The Company is also in negotiations for one or more credit facilities with several other commercial lenders, to obtain a new credit facility on terms most favorable to the Company. The Company hopes to obtain a new credit facility that would replace its existing financing from affiliated parties and also provide additional financing for Company operations and investments. The Company is uncertain as to whether it will be successful in obtaining new replacement financing or, if it is obtained, the timetable upon which such facility will be closed and other material terms and conditions. The Company believes that the current source of its affiliate financing will remain flexible and additional funding will be made available if needed until a new commercial credit facility can be obtained.

During the nine months ended September 30, 2013, our cash increased by $1.9 million. Specifically, the net cash provided by operating activities of $15.7 million, a loan from related party in the amount of $1.5 million were partially offset by an investment of $13.8 million in equipment for our well service subsidiary and oil and gas properties and restricted cash deposit of $1.5 million.

Debt

	As of September 30,	As of December 31,
	2013	2012
Long – term debt – related party	94,657	73,906
Current maturities of long-term debt, short-term debt and bank overdraft	901	18,184
Total debt	95,558	92,090

Stockholders’ equity	25,477	18,815

Debt to capital ratio	79%	83%

As of September 30, 2013, our total debt was $95,558,000, compared to total debt of $92,090,000 at December 31, 2012.

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

On June 30, 2013, the terms of an Amended and Restated Loan Agreement dated May 25, 2008, and note between the Company and. Jerusalem Oil Exploration, Ltd. (“JOEL”) were amended to extend the maturity date to June 30, 2017.  The payment schedule of the loan agreement and note was changed to require principal and accrued interest to be paid in three (3) annual payments due on June 30th of each year commencing June 30, 2015.   The other terms of the loan agreement and note remained unchanged.  In accordance with the amendment, as of June 30, 2013, the loans are classified as long-term on our consolidated balance sheets.

Cash Flow

Our primary source of cash during the nine months ended September 30, 2013 was cash flow from operating activities and loans from a related party. In 2013 cash received from operations and proceeds from loan of related party was primarily used for investments in equipment for well service subsidiary, oil and gas properties and restricted cash deposit.  In 2012 cash received from operations, sale of marketable securities, proceeds from loan of related party was used primarily to repay borrowings under a senior credit facility from a commercial lender and investing in equipment for well service subsidiary.

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

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows provided by operating activities	$15,627	$14,156
Cash flows used in investing activities	(15,344)	(6,891)
Cash flows provided by (used in) financing activities	1,628	(7,249)
Net increase in cash	$1,911	$16

Operating Activities, During the nine months ended September 30, 2013, compared to the same period in 2012, net cash flow provided by operating activities increased by $1,471,000 to $15,627,000. The increase was primarily attributable to proceeds from overriding royalty in Tamar Field off shore Israel and revenues from our well service segment. This increase was partially offset by changes in the working capital, cash received on settlement of derivative contracts in 2012, and decrease in crude oil, natural gas and natural gas liquids (“NGLs) revenues.

The decrease in revenues from crude oil, natural gas and NGLs was caused by a decrease in production volumes of crude oil, natural gas and NGLs and a decrease in sale prices of NGLs which were slightly offset by increase in sale prices of crude oil and natural gas.  The average crude oil prices for the nine months ended September 30, 2013 were $96.43/Bbl, compared to $94.38/Bbl, natural gas $3.94/Mcf, compared to $3.60/Mcf, and natural gas liquids $30.31/Bbl, compared to $36.93.03/ Bbl for the nine month ended September 30, 2012.

Investing Activities, Net cash flows used in investing activities for the nine months ended September 30, 2013 and 2012 were $15,344,000 and $6,891,000, respectively. During the first nine months of 2013, the Company invested $13,844,000 in equipment for well service subsidiary and oil and gas properties and increased restricted cash balance by $1,500,000.

Financing Activities, Net cash flows provided by (used in) financing activities were $1,628,000 and ($7,249,000) for the nine months ended September 30, 2013 and 2012, respectively. In 2013 the Company received a loan from related party in the amount of $1,500,000 and increased its bank overdraft by $128,000.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Selected Data
	Three Months Ended September 30,
	2013	2012
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$9,007	$9,931
Non-U.S.	5,437	-
Production Services	4,833	2,617
Other	308	207
Total revenues and other	19,585	12,755

Cost and expenses	11,780	11,538
Other expenses	1,748	2,966
Income tax (expenses) benefit	(2,058)	625
Net income (loss) attributable to common shareholders	3,999	(1,124)
Net income attributable to non-controlling interests	176	35
Net income (loss) attributable to Isramco	3,823	(1,159)
Earnings (loss) per common share – basic	$1.41	$(0.43)
Earnings (loss) per common share – diluted	$1.41	$(0.43)

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$10,399	$6,658
Sales volumes United States (MBOE)	164	198
Sales volumes Non-U.S. (MBOE)	159	-

Average cost per BOE:
Production (excluding transportation and taxes)	$24.56	$20.23
General and administrative	$5.41	$5.93
Depletion	$12.57	$15.09

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, in the third quarter of 2013, was $3,999,000 or $1.41 per share. This compares to net loss of $1,124,000 or $0.43 per share for the same period in 2012.

This increase was primarily due to revenues from overriding royalty in Tamar Field off shore Israel, increase in revenues from well service activities, and net loss on derivative contracts in 2012 (with no corresponding loss in 2013). These increases were partially offset by decreased revenues from crude oil, natural gas and NGLs sales and higher income tax expenses.

Revenues, Volumes and Average Prices (United States)
Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Gas sales	$1,617	$2,037	(21)%
Oil sales	6,597	6,922	(5)
Natural gas liquid sales	793	972	(18)
Total	$9,007	$9,931	(9)%

Our sales revenues from U.S. based oil and gas operations for the third quarter of 2013 decreased by 9% when compared to same period in 2012, due to lower prices received for natural gas and NGL’s and lower volumes produced of crude oil, natural gas and NGLs. This decrease was partially offset by increase in crude oil prices.

Revenues, Volumes and Average Prices (Non-U.S.)

During three months ended September 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 941,681 Mcf of natural gas and 1,282 Bbl of condensate with prices of $5.43 per Mcf and $102.35 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,437,000.

Volumes and Average Prices

	Three Months Ended September 30,
	2013	2012	Δ vs. 2012
Natural Gas
Sales volumes Mmcf	435.15	540.23	(19)%
Average Price per Mcf (1)	$3.72	$3.77	(1)
Total gas sales revenues (thousands)	$1,617	$2,037	(21)%

Crude Oil
Sales volumes MBbl	63.82	76.75	(17)%
Average Price per Bbl (1)	$103.37	$90.19	15
Total oil sales revenues (thousands)	$6,597	$6,922	(5)%

Natural gas liquids
Sales volumes MBbl	27.35	31.60	(13)%
Average Price per Bbl (1)	$29.00	$30.76	(6)
Total natural gas liquids sales revenues (thousands)	$793	$972	(18)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

The company’s natural gas sales volumes decreased by 19%, crude oil sales volumes decreased by 17%, and natural gas liquids sales volumes decreased by 13% for the third quarter of 2013 compared to the same period of 2012.

Our average natural gas price received for the third quarter of 2013 decreased by 1%, or $0.05 per Mcf, when compared to the same period of 2012. Our average crude oil price for the third quarter of 2012 increased by 15%, or $13.18 per Bbl, when compared to the same period of 2012. Our average natural gas liquids price for the third quarter of 2013 decreased by 6%, or $1.76 per Bbl, when compared to the same period of 2012.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the three months ended September 30, 2013 compared to the same period of 2012.

In thousands	Natural Gas	Oil	Natural gas liquids
2012 sales revenues	$2,037	$6,922	$972
Changes associated with sales volumes	(397)	(1,166)	(131)
Changes in prices	(23)	841	(48)
2013 sales revenues	$1,617	$6,597	$793

Operating Expenses

	Three Months Ended September 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Lease operating expense, transportation and taxes	$5,150	$5,015	3%
Production services	3,059	1,941	58
Depreciation, depletion and amortization of oil and gas properties	2,057	2,994	(31)
Depreciation, depletion and amortization of production equipment	402	198	103
Accretion expense	224	221	IM
Loss from plugging and abandonment of wells	3	(7)	IM
General and administrative	885	1,176	(25)
	$11,780	$11,538	2%

During three months ended September 30, 2013, our operating expenses increased by 2% when compared to the same period of 2012 due to the following factors:

•
Lease operating expenses, transportation costs and taxes increased by 3%, or $135,000, in 2013 when compared to 2012.  This increase was a result of larger number of workovers performed on our operated properties than in the three months ended September 2012.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $4.33 per MBOE to $24.56 per MBOE in 2013 from $20.23 per MBOE in 2012. The increase in average lease operating cost per unit was a result of decrease in production.

•
The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $1,118,000 in 2013 compared to 2012 due to expansion of the well service operations following purchase of additional workover rigs, auxiliary equipment and hiring additional personnel.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 31%, or $937,000 in 2013 when compared to 2012, primarily due to natural decline in production, temporary decrease in volumes produced and the impact of a 2012 impairment of $1,225,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $2.52 per MBOE to $12.57 per MBOE in 2013 from $15.09 per MBOE in 2012.

•
Well service equipment depreciation – the amounts represent depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase in depreciation expenses in the third quarter of 2013 of $204,000 associated with increase in the number of workover rigs and auxiliary equipment.

•	General and administrative expenses decreased by 25%, or $291,000 in 2013 when compared to 2012 primarily due to legal professional services.

Other expenses
	Three Months Ended September 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Interest expense, net	$1,659	$1,625	2%
Net loss on derivative contracts	-	1,341	(100)
Capital loss	89	-	IM
	$1,748	$2,966	(41)%

Interest expense.  Isramco’s interest expense increased by 2%, or $34,000, for the three months ended September 30, 2013 compared to the same period of 2012.  This increase was primarily due to higher average outstanding loans balance during the third quarter of 2013 compared to 2012.

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

There were no open hedge positions as of September 30, 2013.

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

	Three Months Ended September 30,
In thousands except percentages	2013	2012
Income (loss) from operations before income taxes	$6,057	$(1,749)
Depreciation, depletion and amortization expense	2,459	3,192
Interest expense	1,659	1,625
Unrealized loss on derivative contract	-	3,369
Accretion Expenses	224	221
Consolidated Adjusted EBITDAX	$10,399	$6,658

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Selected Data
	September 30,
	2013	2012
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$26,638	$30,430
Non-U.S.	10,078	-
Production Services	10,530	6,098
Other	829	519
Total revenues and other	48,075	37,047

Cost and expenses	33,027	31,639
Other expense	4,930	852
Income tax expense	3,456	1,546
Net income attributable to common shareholders	6,662	3,010
Net income attributable to non-controlling interests	240	137
Net income attributable to Isramco	6,422	2,873
Earnings per common share - basic	$2.36	$1.06
Earnings per common share - diluted	$2.36	$1.06

Weighted average number of shares outstanding-basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$23,022	$20,996
Sales volumes United States (MBOE)	511	585
Sales volumes Non-U.S. (MBOE)	300	-

Average cost per BOE - United States: (2)
Production (excluding transportation and taxes)	$22.79	$19.29
General and administrative	$5.71	$5.57
Depletion	$12.51	$14.01

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

Financial Results

Net income, in the nine months ended September 30, 2013 our net income was $6,422,000 or $2.36 per share. This compares to net income of $2,873,000, or $1.06 per share, for the same period of 2012.

This increase was primarily due to revenues from overriding royalty in Tamar Field offshore Israel and revenues from well service activities. This increase was partially offset by Company net gain of $3,650,000 on sale of our investment in shares of Jerusalem Oil Exploration Ltd, (“JOEL”) a related party and a net gain of $219,000 on derivative contracts in 2012 (with no corresponding gains in 2013), lower crude oil, natural gas and NGLs sales revenues in 2013 as a result of a decrease in crude oil, natural gas and NGLs sales volumes, a decrease in NGLs prices, and higher lease operating expenses.

Revenues, Volumes and Average Prices (United States)
Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Gas sales	$5,447	$5,740	(5)%
Oil sales	18,521	21,211	(13)
Natural gas liquid sales	2,670	3,479	(23)
Total	$26,638	$30,430	(12)%

Our sales revenues from U.S. based oil and gas operations for the nine months ended September 30, 2013 decreased by 12% when compared to same period of 2012 due to lower prices received for NGLs and decreased production volumes for crude oil, natural gas and NGLs.

Revenues, Volumes and Average Prices (Non-U.S.)

During nine months ended September 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 1,783,180 Mcf of natural gas and 2,328 Bbl of condensate with prices of $5.52 per Mcf and $99.04 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $10,078,000.

Volumes and Average Prices

	Nine Months Ended September 30,
	2013	2012	Δ vs. 2012
Natural Gas
Sales volumes Mmcf	1,383.03	1,594.88	(13)%
Average Price per Mcf (1)	$3.94	$3.60	9
Total gas sales revenues (thousands)	$5,447	$5,740	(5)%

Crude Oil
Sales volumes MBbl	192.08	224.74	(15)%
Average Price per Bbl (1)	$96.43	$94.38	2
Total oil sales revenues (thousands)	$18,521	$21,211	(13)%

Natural gas liquids
Sales volumes MBbl	88.08	94.20	(6)%
Average Price per Bbl (1)	$30.31	$36.93	(18)
Total natural gas liquids sales revenues (thousands)	$2,670	$3,479	(23)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting

The company’s natural gas sales volumes decreased by 13%, crude oil sales volumes by 15% and natural gas liquids sales volumes decreased by 6% for the nine months ended September 30, 2013, compared to the same period of 2012.

Our average natural gas price for the nine months ended September 30, 2013, increased by 9%, or $0.34 per Mcf, when compared to the same period of 2012. Our average crude oil price for the nine months ended September 30, 2013, increased by 2%, or $2.05 per Bbl, when compared to the same period of 2012. Our average natural gas liquids price for the nine months ended September 30, 2013 decreased by 18%, or $6.62 per Bbl, when compared to the same period of 2012.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the nine months ended September 30, 2013, compared to the same period of 2012.

In thousands	Natural Gas	Oil	Natural gas liquids
2012 sales revenues	$5,740	$21,211	$3,479
Changes associated with sales volumes	(762)	(3,083)	(226)
Changes in prices	469	393	(583)
2013 sales revenues	$5,447	$18,521	$2,670

Operating Expenses

	Nine Months Ended September 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Lease operating expense, transportation and taxes	$14,849	$14,473	3%
Production Services	6,981	4,270	63
Depreciation, depletion and amortization of oil and gas properties	6,389	8,195	(22)
Depreciation, depletion and amortization of production equipment	1,004	471	113
Accretion expense	664	655	1
Loss from plug and abandonment	226	317	(29)
General and administrative	2,914	3,258	(11)
	$33,027	$31,639	4%

During nine months ended September 30, 2013, our operating expenses increased by 4% when compared to the same period of 2012 due to the following factors:

●
Lease operating expense, transportation cost and taxes increased by 3%, or $376,000, in 2013 when compared to 2012.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $3.50 per MBOE to $22.79 per MBOE in 2013 from $19.29 per MBOE in 2012.

●
The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $2,711,000  or 63% in 2013 compared to 2012 due to expansion of the well service operations following purchase of additional workover rigs, auxiliary equipment and hire new personnel.

●
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 22%, or $1,806,000, in 2013 when compared to 2012, primarily due to temporary decrease in volumes produced and due to the impact of a 2012 impairment of $1,225,000 on the depletable base used to calculate DD&Aand decrease in production volumes compared to 2012. On a per unit basis, depletion expense decreased by $1.50 per MBOE to $12.51 pe MBOE in 2013 from $14.01 per MBOE in 2012

●
Well service equipment depreciation – the amounts represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase in depreciation expenses in 2013 of $533,000 associated with increase in the number of workover rigs and auxiliary equipment.

●
Loss from plugging and abandonment expenses decreased  by 29%, or $91,000 in 2013 when compared to 2012, primarily due to less plugging operations required by state and federal regulations applicable to our wells.

●	General and administrative expenses decreased by 11%, or $344,000 in 2013 when compared to 2012 primarily due to lower payroll and professional services expenses.

Other expenses (income)

	Nine Months Ended September 30,
In thousands except percentages	2013	2012	Δ vs. 2012
Interest expense, net	$4,847	$4,737	2%
Realized gain on sale of marketable securities	-	(3,650)	(100)
Net gain on derivative contracts	-	(219)	(100)
Currency exchange rate differences	-	(16)	(100)
Capital loss	83	-	IM
	$4,930	$852	479%

Interest expense. Isramco’s interest expense increased by 2%, or $110,000, for the nine months ended September 30, 2013 compared to the same period of 2012.  This increase was primarily due to higher average outstanding loans balance during the nine month ended September 30, 2013 compared to same period in 2012.

Sale of Marketable Securities.In February 2012, the Company sold all of its investment in shares of JOEL to Equital Ltd. The Company recorded a net gain of $3,650,000. JOEL and Equital Ltd. are related parties of Isramco Inc.

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

There were no open hedge positions as of September 30, 2013.

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

	Nine Months Ended September 30,
In thousands except percentages	2013	2012
Income from operations before income taxes	$10,118	$4,556
Depreciation, depletion and amortization expense	7,393	8,666
Interest expense	4,847	4,737
Unrealized loss on derivative contract	-	2,382
Accretion Expenses	664	655
Consolidated Adjusted EBITDAX	$23,022	$20,996

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

We previously disclosed information relating to two putative shareholder derivative petitions that were filed by individual shareholders of the Company in the District Court of Harris County, Texas. These petitions each named certain of our officers and directors as defendants. Each of these suits claims that the shareholders were damaged as a result of various breaches of fiduciary duty, self-dealing, and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich Global, Ltd. (“Goodrich”) and other matters, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon. Mr. Maimon is a former President and a director who resigned from all positions held with the Company on June 29, 2011.

On or about April 6, 2011, a third complaint was filed in the 295th District Court of Harris County, Texas by Yuval Ran, who claimed to be a shareholder, against certain of our officers and directors and several corporate parties controlled by Haim Tsuff. As with the prior suits, this complaint alleged various breaches of duty, self dealing and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon. In addition, this suit alleged claims relating to other transactions between the Company and entities controlled by Haim Tsuff, including but not limited to the loan transactions between the Company and related parties, the lease and sale of a cruise ship, and the closure of the Company’s Israel branch office. The third complaint was transferred to the 55th Judicial District Court of Harris County, Texas by order signed April 20, 2011, and consolidated with the above-referenced first and second original shareholder suits by order signed May 21, 2011, into a single case, called “Lead Cause No. 2010-34535; In Re: Isramco, Inc. Shareholder Derivative Litigation; In the 55th Judicial District Court of Harris County, Texas (the “Derivative Litigation”).

We also disclosed information in our quarterly report for the three months ended September 30, 2011, relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011, in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 and described above. The Company filed motions in the Chancery Court to Dismiss or Stay the lawsuit and, by order dated October 20, 2011, the case was dismissed. The plaintiff did not appeal. Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied Mr. Lapiner then filed a motion for attorney’s fees that was also denied. On December 12, 2011, the court approved the terms of the mediated settlement and entered final order and judgment in the case. The Company paid plaintiff attorney’s fees of $1,000,000, replaced its bylaws, amended various committee charters, and adopted other corporate governance changes as set out in the stipulation of settlement. After the judgment was rendered, Mr. Lapiner filed a motion for new trial and on February 12, 2012, filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas. A Motion to Dismiss the appeal was filed. Oral arguments were presented to the Court of Appeals on January 9, 2013. The Court of Appeals has not rendered an opinion on either the Motions to Dismiss or the appeal. We do not believe the appeal will be successful.

On or about September 21, 2011, the Company’s former Vice President and General Counsel, Dennis Holifield resigned. Mr. Holifield had been hired in March 2011. On or about October 12, 2011, Mr. Holifield submitted a “Summary Report” to the SEC (the “Summary Report”), in which made numerous factual allegations regarding Haim Tsuff, the Company‘s Chief Executive Officer, Chairman, and President; Edy Francis, the Company’s Chief Financial Officer; Amir Sanker, the Company’s Asset Manager; and other Company personnel. In the Summary Report, Mr. Holifield characterized the alleged conduct as illegal or criminal. On November 3, 2011, the Company’s Board of Directors constituted a committee of independent directors consisting of Max Pridgeon and Asaf Yarkoni, referred to as the Special Investigative Committee of the Board of Directors (“SIC”) which was directed to investigate all of the Holifield allegations and report back to the full board and make any recommendations, if any, for corrective action. On January 7, 2013, SIC made their final report to the Board of Directors of the conclusions and results of the fourteen-month investigation into the allegations made by Mr. Holifield. The SIC determined that Mr. Holifield’s allegations were not supported by any available documentary evidence or by any statements made by former or current Isramco, Inc., directors, management, or employees interviewed by the SIC or its counsel. The SIC also determined that the Company had not engaged in wrongdoing of any sort including any unlawful or unethical business practices, any lapses in financial controls, or any governance issues that require redress or reform.  On September 10, 2013, the Company filed suit against Mr. Holifield in Cause No. 201352927 of the 270th Judicial District Court of Harris County, Texas, alleging professional malpractice.

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

ISRAMCO, INC

Date: November 8, 2013	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: November 8, 2013	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER

Date: November 8, 2013	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER