Form 10-K/A
period 2012-12-31
ISRAMCO INC
filed 2013-12-27
CIK 719209

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

As of December 18, 2013, there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at December 18, 2013, based on the last sale price of such equity reported on the NASDAQ market, was approximately $331.69 million.

EXPLANATORY NOTE

Isramco, Inc. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 15, 2013. The purpose of this Form 10-K/A, Amendment No. 1, is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors, their age, positions, the dates of their initial election or appointment as directors, and the expiration of their terms are as follows:

NAME	AGE	Served Since	POSITION
Haim Tsuff	55	1996	Chairman of the Board, Chief Executive Officer and Director

Joseph From	58	2011	Director

Max Pridgeon	46	2001	Director

Asaf Yarkoni	38	2010	Director

Frans Sluiter	45	2011	Director

Itai Ram	34	2011	Director

All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Information with respect to the business experience and affiliation of our directors is set forth below:

Haim Tsuff has been a director of the Company since January 1996 and the Chairman of the Board of Directors and Chief Executive Officer since May 1996.Mr. Tsuff was also appointed President in 2012. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. and Chairman of YHK General Manager Ltd. (which entity effectively controls Equital Ltd., J.O.E.L. Jerusalem Oil Exploration Ltd., Naphtha Israel Petroleum Corporation, and Naphtha Holdings Ltd.) and may be deemed to control the Company. Mr. Tsuff brings to our Board significant experience in international business, including the energy industry and finance.

Joseph From was appointed to the Company’s Board of Directors on June 29, 2010. Mr. From is employed as a drilling manager at Star Energy, a UK based energy company with a primary focus on gas storage development and the UK’s second largest onshore oil producer, a position that he has held since June 2007. Prior to joining Star Energy, from August 1998 to April 2007, Mr. From served as General Manager at Equital Ltd., an affiliate of the Company, where he was in charge of oil and gas activities and operations, including drilling and production and economic evaluation of oil and gas projects. From 1997 through 1998, he served as Chief Engineer (Oil and Gas division) at the Company where he oversaw drilling on onshore wells in Israel. Mr. From’s petroleum industry background and experience provides the Board with the experience and breadth needed to consider the options that are available in determining drilling/exploration issues.

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

Asaf Yarkoni was appointed to the Company’s Board of Directors on December 28, 2011.  Mr. Yarkoni is employed as an Integration and Business Development Manager at IBM, a position he has held since April 2011.  Mr, Yarkoni a certified public accountant with over four years of experience with a “Big Four” accounting firm and, prior to his employment at IBM,  was the Chief Financial Officer of Storwize, a start-up company involved in the provision of data compression services.  Mr. Yarkoni has experience in public accounting and is familiar with the reporting requirements applicable to public companies, both in Israel and in the United States.  Mr. Yarkoni brings significant financial and accounting knowledge and expertise to the Corporation and qualifies to serve as an “audit committee financial expert” under the rules of the SEC.  Mr. Yarkoni’s experience as a certified public accountant was instrumental in his appointment to stand for election to the Board and is expected to provide our board with a critical accounting perspective.

The following individuals are not directors but serve as executive officers of the Company and its subsidiaries as of December 31, 2012. Our executive officers, their age, positions, the dates of their initial election or appointment as executive officers, are as follows:

NAME	AGE	POSITION
Edy Francis	36	Chief Financial Officer

Zeev Koltovskoy	37	Chief Accounting Officer

Curt L. Warnock	58	Legal Counsel and Corporate Secretary

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

Zeev Koltovskoy was appointed Chief Accounting Officer in December 2012 after serving as the Company’s Director of Finance.  Prior to joining the Company, Mr. Koltovskoy served as Director of Finance for Israel Oil Company Ltd., an Israeli based affiliate.  Prior to this, Mr. Koltovskoy worked for Allot Communications Ltd. and Deloitte Brightman & Company, certified public accountants and a member firm of Deloitte Touche Tohmatsu.

Curt L. Warnock is Legal Counsel and Secretary and joined the company in October, 2011.  From May 2009 to September 2011 he was a partner in the law firm of Warnock & Caskey, Houston, Texas. From June 2001 to May 2009 he served as Senior Vice President and General Counsel for Integrated Electrical Services, Inc. an integrated communications and electrical contracting company.  From 1986 until 2001 he served as Senior Counsel for Burlington Resources Oil & Gas Company, a large oil and gas company. Prior to that he was Senior Counsel for Pogo Producing Company from 1981-1986, another oil and gas exploration and production company. Prior to that he practiced law with the lawfirm of Culpepper and Conway in Houston, Texas.  Mr. Warnock resigned in 2013.

INFORMATION ABOUT THE BOARD OF DIRECTORS

INDEPENDENCE AND MEETINGS

During the fiscal year ended December 31, 2012, the Board met or acted by unanimous written consent on four occasions.  During the fiscal year ended December 31, 2012, each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

            The Board does not have a formal policy with respect to Board members attendance at annual stockholder meetings, though it encourages directors to attend such meetings. None of the directors attended the 2012 annual meeting of shareholders.

            The Board of Directors reviewed the independence of each of the Company's directors on the basis of the standards adopted by NASDAQ During this review, the Board considered transactions and relationships between the Company, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the NASDAQ rules. As a result of this review, the Board of Directors affirmatively determined that each of the Company's directors, other than Haim Tsuff and Josef From are, and "independent directors" within the meaning of the NASDAQ rules.

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

GOVERNANCE, BOARD OF DIRECTORS AND BOARD COMMITTEE CHANGES

The Board of Directors has established five standing committees: the Audit Committee; the Compensation Committee; the Conflict Committee; the Nominating and Corporate Governance Committee; and the Independent Directors Committee.

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

THE LEAD INDEPENDENT DIRECTOR

In 2012 the Board of Directors first elected a “Lead Independent Director” as such term is defined in the Company’s bylaws and Nominating and Corporate Governance Committee Charter.  In 2012, Max Pridgeon was elected to this position.  The Lead Independent Director chairs the executive sessions of the Board and is the principle liaison between the independent directors and Chief Executive Officer.  The Lead Independent Director also is responsible for or required to participate in timing and agenda for Board and Committee meetings, requesting for and providing information to the independent directors, receive reports from the Nominating and Governance Committee and evaluation, along with the Compensation Committee and the Board the performance of the Chief Executive Officer. The Lead Independent Director also serves as Chair of the newly formed Independent Director Committee.

AUDIT COMMITTEE

The members of the Audit Committee are Max Pridgeon, Frans Sluiter and Asaf Yarkoni.  The Board of Directors has determined that Mr. Pridgeon, Mr. Sluiter and Mr. Yarkoni met the independence criteria set out in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  The Board determined that Mr. Yarkoni, the committee “financial expert” as defined by the rules of would qualify as an independent director and an audit committee financial expert if elected. The Audit Committee met five times in 2012.

THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The current members of the Nominating and Corporate Governance Committee are Max Pridgeon, Asaf Yarkoni and Haim Tsuff.  The Nominating and Corporate Governance Committee met twice in 2012.  By reason of Mr. Tsuff’s service on the Nominating Committee all of the members of the Nominating Committee were not independent directors within the meaning of the NASDAQ Rules. Rule 5615 of the NASDAQ rules allows a “Controlled Company” to have a nominating committee that does not consist solely of independent directors. The Company believes that it was a “Controlled Company” in 2012 and continues to be a “Controlled Company” within the meaning of the NASDAQ rules. This is because at all times during 2012, through the date of this Amendment, a majority of its shares are controlled by Haim Tsuff. The Company maintains a Nominating Committee that does not consist solely of independent directors in reliance upon Rule 5615.

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

CONFLICT COMMITTEE

The Conflict Committee consists of Asaf Yarkoni and Frans Sluiter, two independent directors.  Although the Conflict Committee does not have a written charter, before any transaction between the Company and any officer or director or between the Company and any entity controlled by an officer or director,  it must be submitted for approval by the Conflict Committee.  The Conflict Committee, except as may be otherwise specified by the Board of Directors by unanimous written consent, all the power and authority of the Board of Directors in connection with approving and authorizing proposed transactions between the Company and any officer or director or entity controlled by any officer or director.  In that role the Conflict Committee has reviewed and approved sales of affiliated company stock all affiliated company financing. The Conflict Committee met or acted by unanimous consent four times in 2012.

COMPENSATION COMMITTEE

The Compensation Committee consists of Max Pridgeon, Itai Ram and Joseph From and is responsible for reviewing the compensation arrangements in effect for the Company's executive officers.  The Compensation Committee consists of Max Pridgeon, Itai Ram and Joseph From and is responsible for reviewing the compensation arrangements in effect for the Company's executive officers. The Compensation Committee met twice in 2012.

By reason of Joseph From service on the Compensation Committee, all of the members of the Compensation Committee are not independent directors within the meaning of the NASDAQ rules.  Rule 5615 of the NASDAQ rules allows a “Controlled Company” to have a compensation committee that does not consist solely of independent directors. The Company believes that it was a “Controlled Company” in 2012 and continues to be a “Controlled Company” within the meaning of the NASDAQ rules. This is because at all times during 2010 through the date of this filing, a majority of its shares are controlled by Haim Tsuff. The Company maintains a Compensation Committee that does not consist solely of independent directors in reliance upon Rule 5615.

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

THE INDEPENDENT DIRECTOR COMMITEE

The current members of the Independent Directors Committee are Max Pridgeon, Asaf Yarkoni, Frans Sluiter and Itai Ram.  The Independent Director Committee met four times in 2012.   The purpose of the Independent Director Committee is to serve as a disinterested body of the Board exercising oversight and independent judgment to recommend to the Board those measures the Committee reasonably believes to be in the long-term best interests of the Company with a view to protect the interests of both the Company and its shareholders with due regard to the interests of the minority shareholders of the Company. The Committee approved a written charter, which has been submitted to the full Board for approval.

TRADING COMPLIANCE CONTROL COMMITTEE

The Board of Directors has a committee consisting of Edy F. Francis and Anthony James, both non-directors, as responsible for ensuring compliance with the Company’s stock trading and market communication policy.  This is not a committee of the board but a monitoring and reporting function to the Board.

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

Item 11.  Executive Compensation

Summary Compensation

The following table sets forth information for the fiscal years ended December 31, 2010, December 31, 2011, and December 31, 2012 and concerning compensation of the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary	Cash Bonus	Stock Awards	All Other Compensation	Total
Haim Tsuff	2012	$360,000	$0	$0	$0	$360,000
Chairman, Chief Executive Officer, President	2011	360,000	0	0	0	360,000
	2010	360,000	0	0	0	360,000

Edy Francis	2012	84,600	100,000	0	44,983	229,583
Senior Vice President, Chief Financial Officer	2011	84,600	75,000	0	47,698	207,298
	2010	81,350	50,000	0	45,412	176,762

Zeev Koltovskoy (1)	2012	24,375	10,000	0	27,766	62,141
Chief Accounting Officer

Curt Warnock	2012	155,000	0	0	10,280	165,280
Legal Counsel & Secretary	2011	26,154	750	0	0	26,904

(1)	Mr. Koltovskoy joined the Company in 2012 and was named the Chief Accounting Officer in December 2012.

EMPLOYMENT/CONSULTING AGREEMENTS

On November 17, 2008, the Company and Goodrich Global Ltd. (“Goodrich”), a company owned and controlled by Mr. Haim Tsuff, the Company's Chairman of the Board, Chief Executive Officer and President, entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008, and January 1, 2011 (the “Goodrich Agreement”). The Goodrich Agreement replaced the consulting agreement entered into in May 1996 between the Company and Goodrich which terminated on May 31, 2008, pursuant to which the Company paid $240,000 per annum in installments of $20,000 per month. Under the Goodrich Agreement, as of June 1, 2008, the Company pays Goodrich $360,000 per annum in installments of $30,000 per month in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered to the Company. The Company’s payment of $360,000 per year under the Goodrich Agreement is herein reflected as the salary of Haim Tsuff, the Company’s Chairman, Chief Executive Officer and President. The Goodrich Agreement had an initial term through May 31, 2012, and automatically extended by its terms for an additional three-year period. The Goodrich Agreement contains certain customary confidentiality and non-compete provisions. If the Goodrich Agreement is terminated by the Company prior to the expiration of the initial term, other than for cause, then Goodrich is entitled to receive the equivalent of payments due through the then remaining term of the agreement.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Except as described under the agreements listed above, there are no payments or other obligations in the event of termination or change-in-control.

DIRECTOR COMPENSATION:

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2012:

	FEES PAID	OPTION
	IN CASH	AWARDS	TOTAL
NAME (1)	($)	($) (2)	($)
Joseph From	$4,500	--	$4,500
Max Pridgeon	$20,400	--	$20,400
Itai Ram	$1,500	--	$1,500
Asaf Yarkoni	$0	--	$0
Frans Sluiter	$3,000	--	$3,000

Stockholder Matters.

Item 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information, as of the December 18, 2013, concerning the ownership of the Common Stock by (a) each of the Company's directors, (b) the Company’s Chief Executive Officer, Chief Financial Officer, former Legal Counsel and Corporate Secretary, and a key employee  (the “Named Executive Officers), (c) all current directors, executive officers of the Company as a group; and (d) each person who beneficially owns more than five percent of the Company’s Common Stock.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Common Stock (2)
Haim Tsuff, Chairman, CEO, and President	1,825,324	(3) (4) (5) (6)	67.16%

Naphtha Holding Ltd.	1,763,645	(4)	64.89%

Naphtha Israel Petroleum Corp.	1,763,645	(4)	64.89%

United Kingsway Ltd.	1,763,645	(4)	64.89%

YHK Investment L.P.	1,763,645	(4)	64.89%

J.O.E.L. Jerusalem Oil Exploration Ltd.	1,763,645	(4)	64.89%

Equital Ltd.	1,763,645	(4)	64.89%

Naphtha Exploration LP	7,804	(5)	*

I.O.C. Israel Oil Company, Ltd	102,000	(6)	2.87%

Joseph From, Director	-		-

Max Pridgeon, Director	-		-

Itai Ram, Director	-		-

Frans Sluiter, Director	-		-

Asaf Yarkoni, Director	-		-

Edy Francis, Chief Financial Officer	-		-

Zeev Koltovskoy, Chief Accounting Officer (7)	-		-

Curt L. Warnock, Legal Counsel and Corporate Secretary(8)	-		-

All directors and executive officers as a group (9 persons)	1,825,324	(1-10)	67.16%

(1) Unless otherwise specified, the address of such person is c/o Isramco, Inc., 2425 West Loop South, Suite 810, Houston, Texas 77027.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days of the Record Date are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant.  Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.

(3) Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, holds directly 61,679 shares of the Company.  Also, as described in Notes 4, 5, and 6 below, he may be deemed to control an additional 1,763,645 shares of Common Stock.

 (4) Naphtha Israel Petroleum Corporation Ltd. (“Naphtha Petroleum”), an Israeli public company whose shares are traded on the Tel Aviv Exchange, holds all of the outstanding voting shares of Naphtha Holdings Ltd. (“Naphtha Holdings”), a private Israeli company.  Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, may be deemed to beneficially own any shares held by Naphtha Holdings within the meaning of Rule 13d-3 of the Exchange Act, by virtue of the control that he exercises over Naphtha Petroleum.  The nature Mr. Tsuff’s control over Naphtha Petroleum is described in the succeeding paragraphs.

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

The 1,653,841 shares of Common Stock referred to in the table above are held in the name of Naphtha Holdings or Naphtha Petroleum.  None of United Kingsway, YHP LP, YHK Manager, Equital or J.O.E.L. holds, directly, any shares of the Company’s Common Stock.

(5)  Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, may be deemed to control the shares held directly by Naphtha Exploration LP., an Israeli limited partnership listed on the Tel Aviv Exchange, through control of its general partner, Naphtha Partnerships Management Ltd.

(6)  Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, may be deemed to control the shares held directly by I.O.C. Israel Oil Company Ltd., an Israeli private company (“I.O.C.”) through control of J.O.E.L. and Naphtha Petroleum which controls I.O.C.

(7)  Mr. Koltovskoy joined in the Company in September 2012 as Director of Finance and was named Chief Accounting Officer in December 2012.

(8)  Curt L. Warnock resigned in 2013.

(9) See Notes 3 through 6 above.

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

The following table sets forth information as of December 31, 2012 with respect to the Company's equity compensation plan that has been approved by its stockholders.

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

Loans:

In 2007 and 2008, the Company borrowed money from related parties in order to obtain the funds necessary to purchase the oil and gas properties in the transactions with Five States Energy (in 2007) and GFB Acquisition – 1, L.P and TransRepublic Resources (in 2008).  Specifically:

A.            In order to obtain the funds necessary to consummate the Company’s February 2007 purchase of oil and gas properties from Five States Energy, the Company obtained loans in the totaling $49 million from Naphtha Petroleum (and subsidiaries thereof) as below:

i)            Pursuant to a Loan Agreement dated as of February 27, 2007 (the "First Naphtha Loan Agreement"), the Company obtained an $18.5 million loan from Naphtha Petroleum.  The loan bears interest at per annum rate equal to the LIBOR plus 5.5%, not to exceed 11% per annum.  Interest is payable at the end of each loan year.  Principal plus any accrued and unpaid interest was due and payable on February 26, 2014.  Interest after the maturity date accrues at the per annum rate of London Inter-bank Offered Rate (“LIBOR”) plus 12% until paid in full.   The loan may be prepaid at any time, in whole or in part, without penalty or prepayment.  In December 2007, the Company prepaid approximately $13.9 million in respect of principal and interest for 2007 and we made additional payments aggregating approximately $6.3 million in respect to principal and interest for 2008.  No payments were made in 2009. Approximately $138,000 in interest was paid in 2011.  In 2012, the full remaining balance of approximately $1 million was paid and the terms of the First Naphtha Loan Agreement were fully satisfied.

ii)           Pursuant to a Loan Agreement dated as of February 27, 2007 (the "Second Naphtha Loan Agreement") the Company obtained an unsecured loan from Naphtha Petroleum in the original principal amount of $11.5 million, payable at the end of seven years.  Interest accrues at a rate of LIBOR plus 6%, per annum.   The other material terms and conditions of the Second Naphtha Loan Agreement are identical to the terms of the First Naphtha Loan Agreement.   Effective February 1, 2009, the Second Naphtha Loan Agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.  Thereafter, by Agreement to Loan Agreements and Notes dated effective March 1, 2013, the Second Naphtha Loan Agreement, together with the underlying promissory note, was amended to extend its maturity date to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of September 30, 2013, approximately $11.5 million in principal remains outstanding.

iii)           Pursuant to another Loan Agreement, also dated as of February 27, 2007, the Company obtained an unsecured loan from I.O.C. in the principal amount of $12 million, repayable after five years (the “First I.O.C. Loan Agreement”).  Interest on this loan accrues at LIBOR plus 6% per annum.  There is no prepayment penalty.  The original Maturity date on the loan was February 26, 2014.  Effective February 1, 2009, the loan agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.  By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the First I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements described herein and their respective underlying promissory notes, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.    As of September 30, 2013, approximately $12.0 million in principal remains outstanding under the First I.O.C. Loan Agreement.

iv)        Pursuant to a Loan Agreement dated as of February 26, 2007, the Company obtained a loan from J.O.E.L. in the original principal amount of $7.0 million bearing interest at the rate of 5.36% per annum.  This loan was originally repayable at the end of three months.  On July 2007, the Company and J.O.E.L. reached an agreement to revise the term of the Loan to seven years and to revise the interest rate to LIBOR plus 6% per annum.  Under the revised terms, interest payable to J.O.E.L. was subject to and limited in all cases to the maximum legal rate of interest that may be paid under the laws of the State of Texas.  The Company paid approximately $840,000 in interest for 2008. In 2009, the Company paid J.O.E.L. $7,701,491, being the entire outstanding principal balance of the loan and all accrued interest.  Jackob Maimon, who was Isramco's President and a director at the time of this loan, was also a director of J.O.E.L.  Haim Tsuff, Isramco's Chairman of the Board, Chief Executive Officer and President, is a controlling shareholder of J.O.E.L. As of December 31, 2009, this loan was fully paid.

B.           In order to obtain the funds necessary to consummate the March 2008 purchase of oil and gas properties from GFB Acquisition – I, L.P. and TransRepublic Resources Ltd., the Company obtained loans from J.O.E.L., a related party, in the aggregate original principal amount of $48.9 million.  These loans were initially repayable at the end of 4 months and bore interest at a rate of LIBOR plus 1.25% per annum. On May 25, 2008, the Company and J.O.E.L. entered into an Amended and Restated Loan Agreement (the “J.O.E.L. Loan Agreement”) that revised the terms of these loans and, among other things, extended the maturity date for an additional seven (7) years.  Under the J.O.E.L. Loan Agreement, interest accrues at a rate equal to the LIBOR plus 6.0% per annum. Pursuant to the terms of the J.O.E.L. Loan Agreement, the loans remain unsecured and there is no prepayment penalty.  Initially, principal and interest were due and payable in four equal annual installments, commencing on June 30, 2012.   The J.O.E.L. Loan is unsecured except to the extent of any accounts of the Company held by J.O.E.L. which were not material in amount.   By Amendment to Amended and Restated Loan Agreement and Note dated June 30, 2013, the J.O.E.L. Loan Agreement was amended to extend the maturity date to June 30, 2017, and to amend the repayment schedule of the J.O.E.L. Loan Agreement, together with the underlying promissory note, to require principal and accrued interest to be paid in three (3) installments due on June 30th of each year commencing June 30, 2015. The other terms of the loan agreement and note remained unchanged.  As of September 30, 2013, approximately $43.7 million remains outstanding.  Haim Tsuff, Isramco’s Chairman of the Board, Chief Executive Officer and President, is a controlling shareholder of J.O.E.L. and Jackob Maimon, a former president and director of Isramco, was a director of J.O.E.L.

C.           In July 2009, the Company entered into a loan transaction with I.O.C., a related party, pursuant to which the Company borrowed $6 million (the “Second I.O.C. Loan Agreement”).  The funds provided under the Second I.O.C. Loan Agreement were used by Isramco Resources, LLC, as payment to Bank of Nova Scotia, as administrative agent, and Capital One, N.A., as a syndication agent, under a Senior Credit Agreement in order to  reduce the outstanding balance below the borrowing base and avoid the imposition of additional interest under the terms of said Senior Credit Agreement.  Amounts outstanding under the Second I.O.C. Loan Agreement bear interest at LIBOR plus 6.0%. The Second I.O.C. Loan matured in five years from its effective date, with accrued interest payable annually on each anniversary date of the loan.  The Second I.O.C. Loan is unsecured and may be prepaid at any time without penalty.   I.O.C. is fully owned by Naphtha Petroleum.  Naphtha Petroleum is the sole shareholder of Naphtha Holdings, and together Naphtha Petroleum and Naphtha Holdings are the record holders of approximately 60.85% of the Company’s outstanding Common Stock.  As noted herein, Naphtha Petroleum may be deemed to be controlled by Haim Tsuff, the Chairman of the Board, Chief Executive Officer and President of Isramco.  By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the Second I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements described herein and their respective underlying promissory notes, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of September 30, 2013, approximately $6.0 million remains outstanding under the Second I.O.C. Loan Agreement.

         D.           In March 2009, the Company entered into a loan transaction with I.O.C., a related party, pursuant to which the Company borrowed $11.0 million (the “Third I.O.C. Loan Agreement”).  The purpose of the Third I.O.C. Loan Agreement was to provide funds for Isramco Resources, LLC, to pay all amounts due under a Credit Facility and then existing hedges with Wells Fargo Bank National Association and to provide funding for the Company’s other corporate purposes.   Amounts outstanding under the Second I.O. C.Loan bear interest at LIBOR plus 6.0%.  The Third I.O.C. Loan matures in March 2012, is unsecured and has no prepayment penalty.  The Third IOC Loan agreement was renegotiated in October 2012 extending the maturity date from March 2012 to September 2012 and reducing the interest rate from LIBOR plus 6.0% to LIBOR plus 5.5%. By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the Third I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements described herein and their respective underlying promissory notes, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of September 30, 2013, approximately $6,456,000 in principal amount remains outstanding.

E.           On March 29, 2012, the Company entered into a Loan Agreement with I.O.C. pursuant to which it borrowed $3,500,000 (the “Fourth I.O.C. Loan Agreement”). The Fourth I.O.C. Loan Agreement bears interest at a rate of Libor + 5.5% per annum and contained an original maturity date of March 29, 2013, when all accrued interest and principal is due and payable. The loan is unsecured and may be prepaid at any time without penalty or premium. The purpose of the loan was to provide funds to Isramco for the payment of amounts were due to the Lenders under the Senior Credit Facility.  By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the Fourth I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements described herein and their respective underlying promissory notes, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of September 30, 2013, approximately $3.5 million in principal remains outstanding.

F.           On April 29, 2012, the Company entered into another Loan Agreement with I.O.C., pursuant to which it borrowed $10,000,000 (the “Fifth I.O.C. Loan Agreement”). The Fifth I.O.C. Loan Agreement bears interest of Libor + 5.5% per annum and originally matured on April 30, 2013, when all accrued interest and principal was due and payable. The loan is unsecured and may be prepaid at any time without penalty or premium. The loan was funded by IOC in three monthly installments starting April 2012. The purpose of the loan was to provide funds to Isramco for the payment of amounts that were due to the Lenders under a Senior Credit Facility that was paid in full June 29, 2012.  By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the Fifth I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements described herein and their respective underlying promissory notes, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of September 30, 2013, approximately $10.0 million in principal remains outstanding.

G.           On February 13, 2013, the Company entered into another Loan Agreement with I.O.C. (the “Sixth I.O.C. Loan”) pursuant to which it borrowed $1,500,000. The loan bears interest of Libor+6% per annum and matures on February 13, 2018, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to back up a Letter of Credit.  As of September 30, 2013, approximately $1.5 million in principal remains outstanding.

Review, Approval or Ratification of Transaction with Related Persons

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

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

The following table presents fees for professional audit services rendered by M&B for the audit of the Company's annual financial statements for fiscal years 2012 and 2011 and fees billed for other services rendered during 2012 and 2011.

Type of Service/Fee	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$345,000	$345,000

Audit Related Fees (2)	$-	-

Tax Fees (3)	$29,100	23,980

All Other Fees (4)	45,360	50,950

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

The Audit Committee reviewed the non-audit services rendered for fiscal 2012 and fiscal 2011 as set forth in the above table and concluded that such services were compatible with maintaining the public accounting firm's independence.  The Audit Committee's policy is to pre-approve all audit services and all non-audit services that Company's independent public accounting firm is permitted to perform for Company under applicable federal securities regulations.  As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent public accounting firm and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee.  Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.  None of the fees paid to the independent public accounting firm under the categories Audit-Related Fees, Tax and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the SEC.

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

10.2
Loan Agreement, dated as of February 27, 2007, between Registrant, and Naphtha Israel Petroleum Corp., LTD., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.3
Loan Agreement, dated as of February 27, 2007, between Registrant, and Naphtha Israel Petroleum Corp., LTD., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.4
Loan Agreement, dated as of February 27, 2007, Between Registrant, and I.O.C. Israel Oil Company, Ltd., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.5
Loan Agreement, dated as of February 26, 2007, between Registrant, and J.O.E.L Jerusalem Oil Exploration, Ltd., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.6
Credit Agreement, dated as of March 2, 2007 among ISRAMCO Energy, L.L.C., each of the lenders that is a signatory hereto or which becomes a signatory hereto; and Wells Fargo Bank, N. A., a national banking association, as agent for the Lenders., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.7
Guaranty Agreement, dated as of March 2, 2007 by ISRAMCO, Inc. in favor of Wells Fargo Bank, N.A., as administrative agent for the lenders that are or become parties to the Credit Agreement referred to in Item 10.6., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.8
Pledge Agreement, dated as of March 2, 2007 by Registrant in favor of Wells Fargo Bank, N.A., as administrative agent for itself and the lenders which are parties to the Credit Agreement referred to in Item 10.6, filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

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

10.14
First Amendment to Loan Agreement dated as of February 1, 2009, between Registrant and I.O.C. Israel Oil Company, Ltd.($18.5 million) filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.15
First Amendment to Loan Agreement dated as of February 1, 2009, between Isramco, Inc, and Naphtha Israel Petroleum Corp., Ltd.($11.5 million) filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.16
Loan Agreement dated as of July 14, 2009 between Registrant and I.O.C. – Israel Oil Company, Ltd.($6.0 million) filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.17
First Amendment to Loan Agreement dated as of February 1, 2009 between Registrant and I.O.C. Israel Oil Company, Ltd.($12.0 million) filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.18
Loan Agreement dated as of March 3, 2011 between Registrant and I.O.C. – Israel Oil Company, Ltd.($11.0 million) filed as an Exhibit to the 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.19
First Amendment to Loan Agreement dated as of October 1, 2011 between Registrant and I.O.C. Israel Oil Company, Ltd. ($11.0 million), filed as an Exhibit to the 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.20	2011 Stock Incentive Plan filed as an Exhibit to the 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.21**	Loan Agreement dated as of February 13, 2013 between Registrant and I.O.C. Israel Oil Company, Ltd. ($1.5 million).

10.22**	Amendment to Loan Agreement dated as of March 1, 2013 between Registrant and I.O.C. Israel Oil Company, Ltd.

10.23**	Amendment to Loan Agreement dated as of March 1, 2013 between Registrant and Naphtha Israel Petroleum Corp., LTD.

10.24*	Loan Agreement dated as of March 29, 2012 between Registrant and I.O.C. Israel Oil Company, Ltd. ($3.5 million).

10.25*	Loan Agreement dated as of April 29, 2012 between Registrant and I.O.C. Israel Oil Company, Ltd. ($10.0 million).

10.26*	Amendment to Loan Agreement and Note executed effective as of June 30, 2013, between Registrant and J.O.E.L. Jerusalem Oil Exploration, LTD.

14.1	Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

23.1**	Consent of Cawley, Gillespie & Associates, Inc.

23.2**	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

99.1**	Cawley, Gillespie & Associates, Inc. Reserves Report

99.2**	Netherland, Sewell & Associates, Inc. Reserves Report

__________________________
+ Management Agreement
* Filed herewith ** Previously Filed.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ HAIM TSUFF
HAIM TSUFF,
CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: December 18, 2013

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: December 18, 2013