Form 10-K
period 2013-12-31
ISRAMCO INC
filed 2014-03-17
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500

ISRAMCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3145265
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of March 17, 2014, there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate the Common Stock held by non-affiliates of the Registrant at March 13, 2014, based on the last sale price of such equity reported on Nasdaq Market, market value of was approximately $376 million.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to portions of the registrant’s Form 10-K/A which will be filed on or before April 30, 2014.

ISRAMCO, INC.
2013 FORM 10-K ANNUAL REPORT

Special note regarding forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, NGLs, natural gas and related commodities;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	the possibility that production decline rates for some of our oil and gas producing properties are greater than we expect;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	the ability to replace oil and natural gas reserves;

•	increased labor costs or unavailability of skilled workers;

•	environmental risks;

•	drilling and operating risks;

•	the loss of one or more of our larger customers;

•	our ability to implement price increases or maintain pricing on our core services;

•	exploration and development risks;

•	competition, including competition for acreage in oil and gas producing areas and for experienced personnel;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of senior management and key technical employees;

•	industry capacity;

•	employee turnover and our ability to replace or add qualified workers;

•	severe weather impacts on our business;

•	operating risks and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	our ability to repay our debt when due;

•
our ability to obtain goods and services, such as drilling rigs and tubulars, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling and development programs;

•	general economic and regulatory conditions, whether internationally, nationally, or in the regional and local market areas in which we do business, may be less favorable than expected.

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or commodity prices.

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

PART I

ITEM 1. BUSINESS

Overview

Isramco, Inc., (NASDAQ: ISRL) is a Delaware corporation incorporated in 1982 (hereinafter, “we”, the “Company” or “Isramco”). The Company together with its subsidiaries is an independent oil and natural gas company, engaged in the exploration, development and production of predominately oil and natural gas properties located onshore in the United States and off shore Israel. The Company also operates a well service company that provides a full range of onshore well services to oil companies and independent oil and natural gas production companies conducting operations in the United States.

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

Exploration, Development and Production Segment

At December 31, 2013, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 41,035 thousand barrels of oil equivalent (“MBOE”), consisting of 2,874 thousand barrels (MBbls) of oil, 218,990 million cubic feet (MMcf) of natural gas and 1,662 thousand barrels (MBbls) of natural gas liquids. Approximately 86.1% of our proved reserves were classified as proved developed (See Note 15, Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). Full year 2013 production averaged 3.1 MBOE/d compared to 2.17 MBOE/d in 2012. Tamar Field production share amounted to 1.26 MBOE/d out of total 3.1 MBOE/d compared to 0 MBOE/d in 2012.

United States

We, through our wholly-owned subsidiaries, are involved in oil and gas exploration, including the development, production and operation of wells in the United States. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 589 producing wells most of which are located in Texas and New Mexico.

Israel

In 2007, we closed our branch in Israel in order to focus on our expanding presence in the United States. Despite the closure of that branch we retained certain overriding royalties in three oil and gas licenses located offshore Israel. These licenses granted by the government of Israel known as the “Michal", "Matan" and "Shimson" Licenses.

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly,, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

Production from the Tamar Field commenced in March 2013.  The Tamar Field is now operational and delivering significant volumes of natural gas to Israel. The natural gas flows from the Tamar Field through the world's longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal (AOT).

Tamar partners currently sells natural gas from the Tamar Field, to the Israel Electric Corporation (“IEC”) and numerous other Israeli purchasers, including independent power producers, cogeneration facilities, local distribution companies and certain industrial companies. Currently, most gas sale and purchase agreements provide for the sales for a 7 to 15 year term. Depending on the specific contract, prices vary and are based on an initial base price subject to price adjustment provisions, including price indexation and a price floor. The IEC contract provides for price reopeners (sometimes referred to as “price review” clauses) in the eighth and eleventh years of the contract, subject to limits on the amount of increase or decrease from the existing contractual price.

During year ended December 31, 2013, net sales from the Tamar Field attributable to Isramco amounted to 2,736,000 Mcf of natural gas and 3,788 Bbl of condensate with prices of $5.69 per Mcf and $99.79 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $15,824,000. The Israeli Tax Authority withheld $3,956,000, of this revenue which is recognized as an asset on the Company’s balance sheet.

We have a third party reserve report from independent petroleum engineers, Netherland, Sewell & Associates, Inc. dated March 14, 2014 estimating reserves allocable to the Tamar Royalty as of December 31, 2013 (the “Tamar Reserve Report”). This reserve report estimates that by reason ownership of the Tamar Royalty, we have proven reserves estimated at 199,261 million cubic feet of natural gas and 259 thousand barrels of natural gas liquids.  The Tamar Reserve Report indicates that the undiscounted estimated future net revenue (after deduction of estimated production and ad valorem taxes but before estimated income tax and levy) for such reserves (paid out over time) at $802,178,000.  The Tamar Reserve Report estimates the net present worth of such reserves, discounted at 10% annual discount rate factor, at $354,200,000 (See Note 15, Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). The gas price used to value the reserves in the Tamar Reserve Report is based on contractual arrangements, in accordance with SEC rules. The report indicates that there are no commercial oil deposits included as reserves.

The amount of proceeds we receive from Tamar Royalty is contingent on a variety of factors, including the timing of production, the price received, and our proportionate share of certain costs and expenses associated with Tamar Field operations. .  In the event of payout the Tamar Royalty increases after Payout of the Tamar Field and, accordingly, the Tamar Royalty will be subject to a corresponding increase in certain costs and expenses.  Payout is the point when all the costs of leasing, drilling, producing and operating the leases have been recovered from lease production proceeds, as defined in the royalty agreement under which Isramco acquired its interest.

As we do not control any of those factors affecting our payments (time of production, price received, costs incurred) and based on that and the other risk factors as set out herein it is difficult to determine the amounts or timing of any amounts  we receive with precision or when payout is likely to occur, if ever. Based on the reserves and anticipated production, the income from the Tamar Royalty is currently expected to be very significant to the Company for the foreseeable future.

Commercial production of the Tamar reserves is subject to numerous major risks.  These risks include all of the typical risks associated with offshore oil and gas production. Commercial production of such reserves is also subject to additional major risks that may be unique to the Tamar Field.  These include:

·
There has been no previous large scale production of natural gas from offshore Israel.  Therefore, there may be geological, geophysical, or other unforeseen problems unique to offshore Israel that could affect production. In addition, because of the lack of comparable production history for this part of offshore Israel, the length of time that large scale production from offshore Israel can be sustained is uncertain

·
There has been significant political upheaval and unrest in the Middle East, particularly in Syria and Egypt. In addition, there is considerable hostility between Israel and other countries in the region.  Accordingly, there is significant risk that production from the Tamar Field may be delayed, diminished, or prevented by virtue of war, acts of terrorism, or other similar or dissimilar events of force majeure.

·
The market for natural gas in Israel exists, but the financial ability of customers of the Tamar Consortium to take and pay for material amounts of such natural gas remains unclear. It is uncertain that existing customers and markets are capable of buying all of the anticipated production from the Tamar Field.

A well was drilled in the area covered by the Shimshon License and an application has been filed to recognize this well as a commercial discovery and, thereby, extend the terms of the License for an additional two years.  There has been no ruling on this application and no reserves have been booked relating to this License.

Production Service Segment

The Company’s began well service operations in October, 2011.  Our well servicing rig fleet provides a range of well services, including the completion of newly-drilled wells, maintenance and workover of existing wells, and plugging and abandonment of wells at the end of their useful lives to a diverse group of oil and gas exploration and production companies.

●
Completion Service. Newly drilled wells require completion services to prepare the well for production. Well servicing rigs are frequently used to complete newly drilled wells to minimize the use of higher cost drilling rigs in the completion process. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or gas to flow into the well bore, stimulating and testing these zones, and installing the production string and other downhole equipment. The completion process typically ranges from a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment in addition to a well service rigs. The demand for completion services is directly related to drilling activity levels, which are sensitive to fluctuations in oil and gas prices.

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

●
Workover Services. Producing oil and natural gas wells occasionally require major repairs or modifications, called “workovers.” Workovers may be required to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks or convert a depleted well to an injection well for secondary or enhanced recovery projects.  Workovers normally are carried out with pumps and tanks for drilling fluids, blowout preventers, and other specialized equipment for servicing rigs.  A workover may last anywhere from a few days to several weeks.

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

We typically bill clients for our well servicing on an hourly basis for the period that the rig is actively working. As of December 31, 2013, our fleet of well servicing rigs totaled 27 rigs, which we operate through 6 locations in Texas and New Mexico. Our fleet is among the newest in the industry, is capable of working at depths of 21,000 feet, and as of December 31, 2013, consists of one 600 horsepower rig, twenty four 550 horsepower rigs, and two 300 horsepower rigs.

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

Hydraulic Fracturing

There have been several regulatory and governmental initiatives to restrict the hydraulic-fracturing process, which could have an adverse impact on our completion or production activities. The U.S. Environmental Protection Agency (EPA) has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic-fracturing practices notwithstanding the existence of current oil and gas regulations adopted at the state level. Moreover, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with final results expected to be available by 2014. In addition, in April 2012, the EPA issued the first federal air standards for natural gas wells that are hydraulically fractured, which will require operators to significantly reduce volatile organic compounds or  VOC emissions through the use of “green completions” to capture natural gas that would otherwise escape into the air. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, which were effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On September 23, 2013, the EPA published amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. The EPA is continuing to consider other aspects of the new rules and may propose additional amendments by the end of 2013 or in early 2014. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

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

Employees

As of December 31, 2013, we had 228 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

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

Prices for oil, natural gas and NGLs ((Natural Gas Liquids) can fluctuate widely. Our revenues, operating results and future growth rates are highly dependent on the prices we receive for our oil, natural gas and NGLs. Historically, the markets for oil, natural gas and NGLs have been volatile and may continue to be volatile in the future. For example, in recent years market prices for natural gas in the United States have declined substantially from the highs achieved in 2008 and the rapid development of shale plays throughout North America has contributed significantly to this trend, however, during the period of 2012 and 2013 gas prices have trended in a relatively stable manner.  Factors influencing the prices of oil, natural gas and NGLs are beyond our control. These factors include, among others:

●
the worldwide military and political environment, uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities or further acts of terrorism in the United States, or elsewhere, particularly Israel;

●	worldwide and domestic supplies of crude oil, natural gas and NGLs;
●	actions taken by foreign oil and gas producing nations;
●	the level of global crude oil and natural gas inventories;
●	further application of horizontal drilling techniques which could increase production and significantly impact both domestic and global supplies of crude oil, natural gas, and NGLs;

●	the price and level of foreign imports of oil, natural gas and NGLs;
●	the effect of worldwide energy conservation efforts;
●	the price and availability of alternative and competing fuels;
●	Organization of Petroleum-Exporting Countries (OPEC) spare capacity relative to global crude oil supply;
●	the cost of exploring for, developing, producing, transporting, and marketing oil, natural gas, and NGLs;
●	the availability of pipeline capacity and infrastructure;
●	the availability of crude oil transportation and refining capacity;
●	consumer demand for oil, gas and NGLs;
●	the growth of consumer product demand in emerging markets, such as India and China;
●	fuel efficiency regulations, such as the Corporate Average Fuel Economy (CAFE) standards, and its impacts on crude oil demand as a transportation fuel;
●	labor unrest in oil and natural gas producing regions;
●	regional pricing differentials;
●	weather conditions;
●	electricity needs;
●	the nature and extent of domestic and foreign governmental regulation (including environmental regulation and regulation of derivatives transactions and hedging activities) and taxation; and
●	the overall economic environment.

The long-term effect of these and other factors on the prices of oil, natural gas and NGLs are uncertain. Prolonged or substantial declines in these commodity prices may have the following effects on our business:

●	adversely affecting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
●	reducing the amount of oil, natural gas and NGLs that we can produce economically;
●	causing us to delay or postpone some of our capital projects;
●	reducing our revenues, operating income and cash flows;
●	reducing the carrying value of our crude oil and natural gas properties;
●	reducing the amounts of our estimated proved oil and natural-gas reserves;
●	reducing the standardized measure of discounted future net cash flows relating to oil and natural-gas reserves; and
●	limiting our access to sources of capital, such as equity and long-term debt; and
●	additional counterparty credit risk exposure on commodity hedges.

Depending on the market prices of oil and gas, oil and gas exploration and production companies may cancel or curtail their drilling programs and may lower production spending on existing wells, thereby reducing demand for our production services. Many factors beyond our control affect oil and gas prices, including:

●	the cost of exploring for, producing and delivering oil and gas;
●	the discovery rate of new oil and gas reserves;
●	the rate of decline of existing and new oil and gas reserves;
●	the ability of oil and gas exploration and production companies to raise capital;
●	economic conditions in the United States, Israel and elsewhere;
●	the price of foreign imports of oil and gas.

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

There are also certain governmental reviews recently conducted or underway that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012, and a final draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic-fracturing activities and plans to propose these standards for shale gas by 2014. In addition, the U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods and, in August 2011, issued a report on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale-gas development. Also, as discussed above, the DOI is pursuing regulations governing hydraulic fracturing on federal and Indian oil and gas leases. These studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays. The adoption of any federal, state or local laws or the implementation of regulations or ordinances restricting or increasing the costs of hydraulic fracturing could cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our drilling and well servicing activities, any or all of which could adversely affect our financial position, results of operations and cash flows.

●
The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Safe Drinking Water Act, or SDWA, the federal Outer Continental Shelf Lands Act, the Occupational Safety and Health Act, or OSHA, and their state counterparts and similar statutes are the primary statutes that impose the requirements and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the “Superfund” law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred, and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also common for third parties to file claims for personal injury and property damage caused by substances released into the environment.

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

●	unavailability of materials and equipment;

●	engineering and construction delays;

●	unanticipated transportation costs and delays;

●	adverse weather conditions, such as winter storms, flooding and hurricanes, and other natural disasters;

●	hazards resulting from unusual or unexpected geological or environmental conditions;

●	environmental regulations and requirements;

●	accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids, into the environment;

●	changes in laws and regulations, including laws and regulations applicable to oil and natural gas activities or markets for the oil and natural gas produced;

●	fluctuations in supply and demand for oil and natural gas causing variations of the prices we receive for our oil and natural gas production;

●	hazards resulting from the presence of hydrogen sulfide (H2S) or other contaminants in gas we produce;

●	the availability of alternative fuels and the price at which they become available; and

●	terrorism, vandalism and physical, electronic and cyber security breaches.

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

We cannot be certain that the insurance coverage maintained by us will be adequate to cover all losses that may be sustained in connection with all oil and natural gas activities.

We maintain general and excess liability policies, which we consider to be reasonable and consistent with industry standards. These policies generally cover:

•personal injury;
•bodily injury;
•third party property damage;
•medical expenses;
•legal defense costs;
•pollution in some cases;
•loss or damage to equipment;
•well blowouts in some cases; and
•worker’s compensation.

As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position, results of operations and cash flows. There can be no assurance that the insurance coverage that we maintain will be sufficient to cover claims made against us in the future.

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

In order to manage our exposure to price risks in the marketing of our oil and natural gas production, we sometimes enter into oil and natural gas price hedging arrangements with respect to a portion of our anticipated production and we may enter into additional hedging transactions in the future. While intended to reduce the effects of volatile oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

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

Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns.

We require significant amounts of undeveloped leasehold acreage to further our development efforts. Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that our leasehold acreage will be profitably developed, that new wells drilled by us will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results are dependent upon the current and future market prices for oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost.

In addition, we may not be successful in controlling our drilling and production costs to improve our overall return. The cost of drilling, completing and operating a well is often uncertain and cost factors can adversely affect the economics of a project. We cannot predict the cost of drilling and completing a well, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

• unexpected drilling conditions;

• pressure or irregularities in formations;

• equipment failures or accidents and shortages or delays in the availability of drilling and completion equipment and services;

• adverse weather conditions, including hurricanes; and

• compliance with governmental requirements.

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

We could be adversely affected if shortages of equipment, supplies or personnel occur.

From time to time there have been shortages of production services equipment and supplies during periods of high demand which we believe could recur. Shortages could result in increased prices for production services equipment or supplies that we may be unable to pass on to clients. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining production services equipment or supplies could limit production services operations and jeopardize our relations with clients. In addition, shortages of production services equipment or supplies could delay and adversely affect our ability to obtain new contracts for our rigs, which could have a material adverse effect on our financial condition and results of operations.

Our strategy of constructing well servicing rigs during periods of peak demand requires that we maintain an adequate supply of rig components to complete our rig building program. Our suppliers may be unable to continue providing us the needed rig components if their manufacturing sources are unable to fulfill their commitments.

Our operations require the services of employees having the technical training and experience necessary to achieve the proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. Shortages of qualified personnel have occurred in our industry. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material adverse effect on our financial condition and results of operations.

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

Member of our management team individually and through companies they beneficially control own 67.16% of our outstanding shares of common stock as of March 9, 2014. As a result, these shareholders are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions.

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

We have not paid dividends on our common stock and do not plan to declare dividends in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our shareholders.

We have not paid or declared any dividends on our common stock and currently intend to retain any earnings to fund our working capital needs, reduce debt and fund growth opportunities. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and restrictions imposed by the Texas Business Organizations Code and other applicable laws

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

On September 10, 2013, the Company filed suit against Mr. Holifield in Cause No. 201352927 of the 270th Judicial District Court of Harris County, Texas, to collect damages owing to the Company by virtue of Mr. Holifield’s actions, which are alleged in the suit to include, but are not limited to, negligence, negligence per se, gross negligence, and breach of fiduciary duty owed to the Company. In response, in December 2013, Mr. Holifield filed a pro se answer which included counterclaims and a summary judgment motion. In his counterclaims. Mr. Holifield seeks to recover from the Company the following damages, inter alia: (i) over $2,000,000 for loss of income and failure to secure gainful employment arising from his constructive discharge or termination by the Company; (ii) over $2,000,000 for loss of earnings due to his alleged inability to obtain gainful employment by virtue of the damage caused to his professional reputation by alleged willful and deliberate acts of Haim Tsuff, Edy Francis, and Amir Sanker, (iii) over $2,000,000 due to the intentional infliction of emotional distress to Mr. Holifield; (iv) an amount estimated at $5,000,000 arising from Mr. Holifield’s claim that the Company violated the Racketeer Influenced Corrupt Organizations Act, by engaging in racketeering and conspiracy; (v) over $5,000,000 arising from the Company’s alleged fraudulent misrepresentation regarding Isramco’s purpose in hiring Mr. Holifield and (vi) other relief. The Company believes Mr. Holifield’s counter claims have no merit. The Company intends to  vigorously (i) pursue its case against Mr. Holifield and  (ii)defend against Mr. Holifield’s counterclaims.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Capital Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock. As of March 3, 2014, there were approximately 211 holders of record of our common stock.

	High	Low
2013
First Quarter	$106.75	$95.46
Second Quarter	102.75	85.10
Third Quarter	124.98	93.70
Fourth Quarter	150.46	93.70

2012
First Quarter	$97.84	$73.55
Second Quarter	113.21	76.00
Third Quarter	120.69	94.72
Fourth Quarter	118.00	76.47

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development, and production of oil and natural gas properties located onshore in the United States and an owner of various royalty interests offshore Israel. Our properties are primarily located in Texas, New Mexico and Oklahoma. We act as the operator of most of our U.S. properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs.  In August, 2011 we created a new well service subsidiary that began operations in October 2011. As of December 2013, the subsidiary had 27 deployed well service rigs that operate primarily in Texas and New Mexico. The company provides a full range of well services such as well completion and wellbore maintenance, workover, plugging and abandonment services.

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

The Tamar project began production in March 2013 and is now fully operational and delivering significant volumes of natural gas to Israel.

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly,, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

The Tamar project began production in March 2013 and is now operational and delivering significant volumes of natural gas to Israel. The natural gas flows from the Tamar field through the world's longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal.

During year ended December 31, 2013, net sales from the Tamar Field attributable to Isramco amounted to 2,736,000 Mcf of natural gas and 3,788 Bbl of condensate with prices of $5.69 per Mcf and $99.79 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $15,824,000. The Israeli Tax Authority withheld $3,956,000, of this revenue which is recognized as an asset on the Company’s balance sheet.

At December 31, 2013, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 41,035 thousand barrels of oil equivalent (“MBOE”), consisting of 2,874 thousand barrels (MBbls) of oil, 218,990 million cubic feet (MMcf) of natural gas and 1,662 thousand barrels (MBbls) of natural gas liquids. Approximately 86.1% of our proved reserves were classified as proved developed (See Note 15 Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). Full year 2013 production averaged 3.1 MBOE/d compared to 2.17 MBOE/d in 2012. Tamar Field production share amounted to 1.26 MBOE/d out of total 3.1 MBOE/d compared to 0 MBOE/d in 2012.

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

Accounting for Derivative Instruments and Hedging Activities

We utilized derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We may generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next years. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to our derivative contracts, which would potentially allow us to not record the change in fair value of our derivative contracts in the consolidated statements of operations. We carry our derivatives at fair value on our consolidated balance sheets, with the changes in the fair value included in our consolidated statements of operations in the period in which the change occurs. Our results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivative contracts.

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

Liquidity and Capital Resources

Our primary source of liquidity was cash flow generated from our operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

The Company is in negotiations for a commercial loan from a financial institution to obtain a new financing on terms more favorable to the Company. The Company hopes to obtain a new commercial loan that would replace its existing financing from affiliated parties and also provide additional liquidity for the Company’s operations and investments. The Company is uncertain as to whether it will be successful in obtaining a new commercial loan or, if it is obtained, there is uncertainty as to the timetable upon which such loan will be closed and other material terms and conditions. The Company believes that the current source of its affiliate financing will remain flexible and additional funding will be made available if needed until a new commercial loan can be obtained. See Note 5 to Consolidated Financial Statements, Long-Term Debt and Interest Expense.

Our future capital resources and liquidity may depend, in part, on our success in developing our existing leasehold interests and from streamlining operations of our well service operations. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in increasing reserves and production will be highly dependent on capital resources available and the success in finding and acquiring additional reserves. We expect to fund our future capital requirements through internally generated cash flows and, possibly, a new commercial loan from a third party lender.

Long-term cash flows are subject to a number of variables, including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas industry. Our well service business requires capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, and investments in new equipment and tools. We plan to fund these activities from Isramco’s available operating cash flows and possibly a commercial loan from financial institution. (See Item 1A “Risk Factors”).

Debt

	As of December 31,
	2013	2012	2011
	(In thousands except percentage)
Senior Credit Facilities	$-	$-	$-
Long – term debt – related party (1)	94,657	73,906	60,211
Short – term debt – related party (1)	-	-	6,456
Current maturities of long-term debt, short-term debt and bank overdraft	1,392	18,184	32,009
Total debt	96,049	92,090	98,676

Stockholders’ equity	12,491	18,815	18,548

Debt to capital ratio	88%	83%	84%

(1)	The amounts are excluded of accrued interest.

At year-end 2013, our total debt was $96,049,000, compared to total debt of $92,090,000 at year-end 2012 and $98,676,000 at year-end 2011. As of December 31, 2011, current debt included $20,000,000 as current maturities of the Senior Credit Facilities. During the fourth quarter of 2011 the Lenders reduced the borrowing base to zero. As of June 29, 2012 the Company has fully paid all amounts owed the Lenders under the terminated the Senior Credit Facility.

On March 3, 2011, the Company entered into a Loan Agreement with IOC - Israel Oil Company, Ltd. (“IOC”) pursuant to which it borrowed the sum of $11,000,000. The loan bears interest at a rate of 10% per annum and is payable in quarterly payments of interest only until March 3, 2013, when all accrued interest and principal is due and payable.  The loan may be prepaid at any time without penalty.  The loan is unsecured.  During September 2011, Isramco paid $4,544,000 of principal pursuant to this Loan agreement with IOC.

In October 2011 the agreement with IOC, pertaining to a loan in the outstanding principal amount of $6,456,000 was renegotiated. The payoff of principal amount was extended by 6 month to September 9, 2013. Interest accrued per annum was determined on LIBOR+5.5% from initial 10%.

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

On March 1, 2013, all of the above-mentioned Loan agreements and notes with IOC except for the $1,500,000 loan agreement entered on February 13, 2013, were amended. The terms of all these loans and notes between the Company and IOC were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on the all of the loans and notes to require accrued interest only payments December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 with outstanding principal paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of the loan agreements and notes remained unchanged. In accordance with the amendment, as of December 31, 2013 the loans are classified as long-term on our consolidated balance sheets.

On March 1, 2013, the terms of existing loan and note between the Company and Naptha Israel Petroleum Corp., LTD., a related party (“Naphtha”) were also amended extending the maturity to December 31, 2018.  The payment schedule was changed on the Naphtha loan and note to require interest only payments December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and the final interest payment December 31, 2018 with principal outstanding paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of the loan agreement and note remained unchanged. In accordance with the amendment, as of December 31, 2013 the loan is classified as long-term on our balance sheet.

On June 30, 2013, the terms of an Amended and Restated Loan Agreement dated May 25, 2008, and note between the Company and Jerusalem Oil Exploration, Ltd. (“JOEL”) were amended to extend the maturity date to June 30, 2017.  The payment schedule of the loan agreement and note was amended to require principal and accrued interest to be paid in three installments in the amounts reflected in Promissory Note due on June 30th of each year commencing June 30, 2015. The other terms of the loan agreement and note remained unchanged.  In accordance with the amendment, as of December 31, 2013, the loan is classified as long-term on our consolidated balance sheets.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements.

Cash Flow

Our primary source of cash in 2013 was cash flow from operating activities. In 2013, cash received from operations and was primarily used for investments in equipment for our well service subsidiary, oil and gas properties and restricted cash deposit.

In 2012 cash received from operations, sale of marketable securities and proceeds from related party were used primarily to repay borrowings under our Senior Credit Facility and investing in equipment for well service subsidiary. Our primary source of cash in 2011 was cash flow from operating activities, loans from related parties and proceeds from sale of investment in MediaMind Ltd shares. In 2011 cash received from operations, from selling of investment in MediaMind Ltd shares and from related parties was offset by repayments of borrowings under our Senior Credit Agreements, repayment of related party loans, purchase of equipment and payments made on settled derivatives contracts.

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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows provided by operating activities	$24,282	$17,000	$6,946
Cash flows provided by (used in) investing activities	(21,931)	(12,031)	7,643
Cash flows provided by (used in) financing activities	1,183	(6,476)	(18,124)
Net increase (decrease) in cash	$3,534	$(1,507)	$(3,535)

Operating Activities, Net cash flows provided by operating activities were $24,282,000, $17,000,000 and $6,946,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs, proceeds from an overriding royalty interest in the Tamar Field and activities of our well service subsidiary in the year ended December 31, 2013.

During the year ended December 31, 2013, compared to the same period in 2012, net cash flow provided by operating activities increased by $7,282,000 to $23,346,000. The increase was primarily attributable to proceeds from our overriding royalty in Tamar Field off shore Israel and revenues from our well service segment. This increase was partially offset by changes in the working capital, and cash received on settlement of derivative contracts in 2012 with no corresponding transaction in 2013, and decrease in crude oil, natural gas and natural gas liquids (“NGLs) revenues. The decrease in revenues from crude oil, natural gas and NGLs was caused by a decrease in production volumes of crude oil, natural gas and NGLs and a decrease in sale prices of NGLs which were slightly offset by increase in sale prices of crude oil and natural gas.  The average crude oil prices for the twelve months ended December 31, 2013 were $95.71/Bbl, compared to $92.75/Bbl,  natural gas $3.97/Mcf, compared to $3.68/Mcf and natural gas liquids average prices of $31.85/Bbl, compared to $36.19/ Bbl in the corresponding period in 2012.

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

However, we are unable to predict future production levels, future commodity prices, future proceeds from our Tamar Field royalties, and future revenues generated by our well service segment; therefore, we cannot predict future levels of net cash provided by operating activities.

Investing Activities, Net cash flows used in investing activities for the twelve months ended December 31, 2013 and 2012 were $21,931,000 and $12,031,000, respectively. During 2013 the Company invested in equipment and oil and gas properties amount of $16,459,000 and $4,019,000 respectively and increased restricted cash balance by $1,500,000.

Net cash flows provided (used) in investing activities for the twelve months ended December 31, 2012 and 2011 were $(12,031,000) and $7,643,000, respectively. During 2012, the Company invested in equipment for its well service subsidiary and oil and gas properties amount of $11,575,000 and $5,422,000 respectively. These investments of $16,997,000 were partially offset by proceeds from sale of investment in marketable securities in the amount of $4,737,000.

The primary driver of cash provided by investing activities in 2011 was proceeds from sale of marketable securities of $16,073,000 which was offset by purchase of other property and equipment of approximately $6,500,000 and an additional $2,549,000 spent on capital expenditures.

Financing Activities, Net cash flows provided by (used in) financing activities were $1,183,000 and ($6,476,000) for the year ended December 31, 2013 and 2012, respectively. In 2013 the Company received a loan from a related party in the amount of $1,500,000, made payments related to its short term debt of $335,000 and increased its bank overdraft by $18,000.

Net cash flows used in financing activities for the twelve months ended December 31, 2012 and 2011 were $6,476,000 and $18,124,000 respectively. The Company has fully repaid the outstanding debt under Senior Credit Facility in the amount of $20,000,000 which was partially offset by new borrowings of $13,500,000 from a related party.

During the year ended in 2011, we repaid borrowings of $29,612,000.

Results of Continuing Operations

Selected Data

	Years Ended December 31,
	2013	2012	2011
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$35,464	$40,402	$44,228
Non-U.S.	15,824	-	-
Production Services	16,294	9,279	896
Other	1,110	749	524
Total revenues and other	68,692	50,430	45,648

Cost and expenses	72,021	44,433	41,278
Other expense (income)	6,611	2,455	(6,991)
Income tax expense (benefit)	(3,616)	1,095	3,975
Net income (loss) attributable to common shareholders	(6,324)	2,447	7,386
Net income attributable to noncontrolling interests	386	226	5
Net income (loss) attributable to Isramco	(6,710)	2,221	7,381
Earnings (loss) per common share – basic	$(2.47)	$0.82	$2.72
Earnings (loss) per common share –diluted	$(2.47)	$0.82	$2.72

Weighted average number of shares outstanding-basic	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$32,833	$25,713	$30,606
Total proved reserves (MBOE)	41,035	36,266	34,990
Sales volumes United States (MBOE)	672	791	789
Sales volumes Non-U.S. (MBOE)	460	-	-

Average cost per BOE - United States:
Production (excluding transportation and taxes)	$23.87	$19.12	$20.55
General and administrative	$7.05	$5.70	$5.63
Depletion of oil and gas properties	$15.88	$13.45	$12.55

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income, our net loss was $(6,710,000), or $(2.47) per share for the year ended December 31, 2013. This compares to net income of $2,221,000, or $0.82 per share, for the year ended December 31, 2012.

This decrease was primarily due to a one time impairment of $23,161,000 on our oil and gas properties in United States, the Company’s net gain of $3,650,000 on sale of our investment in shares of Jerusalem Oil Exploration Ltd, (“JOEL”) a related party and a net gain of $219,000 on derivative contracts in 2012 (with no corresponding gains in 2013), lower crude oil, natural gas and NGLs sales revenues in 2013 as a result of a decrease in crude oil, natural gas and NGLs sales volumes, and a decrease in NGLs prices. This decrease was partially offset by revenues from overriding royalty in Tamar Field off shore Israel and increase in revenues from well service activities.

In 2012 our net income was $2,221,000, or $0.82 per share. This compares to net income of $7,381,000 or $2.72 per share, for the year ended December 31, 2011.

This decrease was primarily due to a net gain of $3,650,000 on sale of our investment in shares of Jerusalem Oil Exploration Ltd, (“JOEL”) a related party in 2012 comparing to a net gain on the sale of shares of Media Mind in 2011 in the amount of $15,910,000, lower natural gas and NGLs sales revenues as a result of the decrease in natural gas and NGLs prices and decrease in production volumes of natural gas and NGLs all of which were partially offset by increase in revenues from well service activities, a net gain on derivative contracts lower tax and interest expenses comparing to twelve months ended December 31, 2011.

Revenues, Volumes and Average Prices – United States

Sales Revenues

	Years Ended December 31,
	2013	2012	Dvs. 2012	2011	D vs. 2011
Gas sales	$7,139	$7,950	(10)%	$11,135	(29)%
Oil sales	24,694	27,639	(11)	26,260	5
Natural gas liquid sales	3,631	4,813	(25)	6,833	(30)
Total	$35,464	$40,402	(12)%	$44,228	(9)%

Our sales revenues for the year ended December 31, 2013 decreased by 12% when compared to the same period of 2012, mainly due to decreased production volumes for crude oil, natural gas and natural gas liquids and lower NGLs prices. This decrease was partially offset by higher prices for crude oil and natural gas.  Our sales revenues for the year ended December 31, 2012 decreased by 9% when compared to the same period of 2011, mainly due to lower prices received for natural gas and condensate and NGLs and decreased production volumes for natural gas and natural gas liquids which was partially offset by increase in crude oil revenues.

Volumes and Average Prices

	Years Ended December 31,
	2013	2012	D vs. 2012	2011	D vs. 2011
Natural Gas
Sales volumes Mmcf	1,798	2,160	(17)%	2,241	(4)%
Price per Mcf (1)	$3.97	$3.68	8	$4.97	(26)
Total gas sales revenues (thousands)	$7,139	$7,950	(10)%	$11,135	(29)%

Crude Oil
Sales volumes MBbl	258	298	(13)%	279	7%
Price per Bbl (1)	$95.71	$92.75	3	$94.12	(1)
Total oil sales revenues (thousands)	$24,694	$27,639	(11)%	$26,260	5%

Natural gas liquids
Sales volumes MBbl	114	133	(14)%	136	(2)%
Price per Bbl (1)	$31,85	$36.19	(12)	$50.24	(28)
Total natural gas liquids sales revenues (thousands)	$3,631	$4,813	(25)%	$6,833	(30)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

The company’s natural gas sales volumes decreased by 17%, crude oil sales volumes decreased by 13% and natural gas liquids sales volumes decreased by 14% for the year ended December 31, 2013 compared to the same period of 2012.

Our average natural gas price for the year ended December 31, 2013 increased by 8%, or $0.29 per Mcf, when compared to the same period of 2012. Our average crude oil price for the year ended December 31, 2013 increased by 3%, or $2.96 per Bbl, when compared to the same period of 2013. Our average natural gas liquids price for the year ended December 31, 2013 decreased by 12%, or $4.34 per Bbl, when compared to the same period of 2012.

In 2011 the company’s natural gas sales volumes decreased by 4%, crude oil sales volumes increased by 7% and natural gas liquids sales volumes decreased by 2% for the year ended December 31, 2012 compared to the same period of 2011.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the year ended December 31, 2013 compared to 2012 and 2011.

In thousands	Natural Gas	Oil	Natural gas liquids
2011 sales revenues	11,135	26,260	6,833
Changes associated with sales volumes	(402)	1,788	(151)
Changes in prices	(2,783)	(409)	(1,869)
2012 sales revenues	$7,950	$27,639	$4,813
Changes associated with sales volumes	(1,332)	(3,710)	(688)
Changes in prices	521	765	(494)
2013 sales revenues	$7,139	$24,694	$3,631

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

	Years Ended December 31,
In thousands	2013	2012	2011
Income (loss) from operations before income taxes (1)	$(9,940)	$3,542	$11,361
Depreciation, depletion, amortization and impairment expense	35,348	12,575	14,016
Interest expense	6,528	6,339	7,760
Gain (loss) on derivative contract	-	2,382	(3,384)
Accretion Expenses	902	875	853
Consolidated Adjusted EBITDAX	$32,838	$25,713	$30,606

(1)	Including net gain from sale of investment in shares of JOEL in the amount of $3,650,000 and shares of Media Mind in the amount of $15,910,000 in 2012 and 2011 respectively.

Operating Expenses

	Years Ended December 31,
In thousands except percentages	2013	2012	D vs. 2012	2011	D vs. 2011
Lease operating expense, transportation and taxes	$19,974	$19,737	1%	$20,981	(6)%
Production Services	10,837	6,427	69	675	852
Depreciation, depletion and amortization oil and gas segment	10,666	10,638	NM	9,894	8
Well service equipment depreciation	1,521	712	114	88	709
Impairments of oil and gas assets	23,161	1,225	1,791	4,034	(70)
Accretion expense	902	875	3	853	3
Loss from plug and abandonment	226	314	(28)	315	NM
General and administrative	4,734	4,505	5	4,438	2
	$72,021	$44,433	62%	$41,278	8%

NM – Not Meaningful

During 2013, our operating expenses increased by 62% when compared to 2012 with the highlights as follows:

●
Lease operating expense, transportation cost and taxes increased by 1%, or $237,000 in 2013 when compared to 2012.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $4.76 per MBOE to $23.87 per MBOE in 2013 from $19.12 per MBOE in 2012.

●
The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $4,410,000 or 69% in 2013 compared to 2012 due to expansion of the well service operations following purchase of additional workover rigs, auxiliary equipment and hire new personnel.

●
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A did not change significantly in 2013 when compared to 2012. On a per unit basis, depletion expenses increased by $2.43 per MBOE to $15.88 per MBOE in 2013 from $13.45 per MBOE in 2012 due to a decrease in production volumes.

●
Well service equipment depreciation – the amounts represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase in depreciation expenses in 2013 of $809,000 associated with increase in the number of workover rigs and auxiliary equipment.

●
Impairments of oil and gas assets of $23,161,000 in 2013 were a result of both lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation and a decrease in production volumes in 2013.

●	Loss from plugging and abandonment expenses decreased by 28%, or $88,000 in 2013 when compared to 2012, primarily due to less complicacy involved in our plug and abandonment operations.

●	General and administrative expenses increased by 5%, or $229,000 in 2013 when compared to 2012 primarily due to higher payroll and professional services expenses.

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

●	Well service equipment depreciation – the amount represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary.

●	Impairments of oil and gas assets of $1,225,000 in 2012 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our fields.

Other expenses (income)

	Years Ended December 31,
In thousands except percentages	2013	2012	D vs. 2012	2011	D vs. 2011
Interest expense net	$6,528	$6,339	3%	$7,760	(18)%
Capital loss	83	-	100	-	-
Realized gain on sale of investment and other	-	(3,650)	(100)	(15,910)	(77)
Net loss (gain) on derivative contracts	-	(219)	(100)	922	124
Currency exchange rate differences	-	(15)	(100)	237	106
	$6,611	$2,455	169%	$(6,991)	(135)%

Interest expense. Isramco’s interest expense slightly increased by 3%, or $189,000, for the twelve months ended December 31, 2013 compared to the same period of 2012.  This increase was primarily due to higher average outstanding balances of the loans during the twelve months ended December 31, 2013.

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

Net loss (gain) on derivative contracts. We may enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. In prior years, we  elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statement of operations.

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

There are no outstanding derivative positions as of December 31, 2013.

Income Tax

Income tax benefit for the year ended December 31, 2013 was $3,616 million. The tax benefit was primarily due to our pre-tax loss of $9,940 million which was primarily caused by impairment expense for oil and gas properties in the amount of $23,161 million for the year ended December 31, 2013.

In 2012 the decrease in income tax expenses was primarily driven by sale of investment in MediaMind shares in 2011resulted in a net gain of $15,910,000 comparing to sale of investment in shares of JOEL in 2012 which resulted in net gain of $3,650,000.

The effective tax rates for the years ended December 31, 2013, 2012 and 2011 were 36%, 31% and 35%, respectively.

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

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 8. Consolidated Financial Statements and Supplemental Data—Note 4, "Derivatives and Hedging Activities" for additional information. As of December 31, 2013 we did not have open derivative positions.

Interest-Rate Risk

We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk results primarily from fluctuations in short-term rates, which are LIBOR based. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. As of December 31, 2013 we did not have open interest rate swap positions. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

As of December 31, 2013, we had $94,657,000 outstanding debt we received from related parties, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $946,570 and a corresponding increase or decrease, respectively, in net income of approximately $615,271 during the year ended December 31, 2013. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2013.

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

Based on their evaluation, Isramco’s principal executive and principal financial officers have concluded that Isramco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2013 to ensure that the information required to be disclosed by Isramco in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Isramco’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Isramco, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Isramco’s management, including our principal executive and principal financial officers, Isramco conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO 1992 Framework”). Based on this evaluation under the COSO 1992 Framework, which was completed on March 17, 2014, management concluded that its internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of Isramco’s internal control over financial reporting as of December 31, 2013 has been audited by MaloneBailey, LLP, an independent registered public accounting firm who audited Isramco’s consolidated financial statements as of and for the year ended December 31, 2013, as stated in their report, which is included under “Item 8. Financial Statements and Supplemental Data” in this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Isramco’s internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Isramco’s internal control over financial reporting.

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

10.18
Loan Agreement dated as of February 13, 2013 between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd. (1.5 million) filed as an Exhibit to 10-K for the year ended December 2012 and incorporated herein by reference.

10.19
Amendment to Loan Agreement dated as of March 1, 2013 between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd. filed as an Exhibit to 10-K for the year ended December 2012 and incorporated herein by reference.

10.20
Amendment to Loan Agreement dated as of March 1, 2013 between Isramco, Inc. and NAPHTHA ISRAEL PETROLEUM CORP., LTD filed as an Exhibit to 10-K for the year ended December 2012 and incorporated herein by reference.

10.21
Amendment to Amended and Restated Loan Agreement and Note between Isramco Inc and J.O.E.L. Jerusalem Oil Exploration, Ltd dated June 30, 2013 filed as an Exhibit to 10-Q for the quarter ended June 2013 and incorporated herein by reference.

10.22
Promissory Note dated June 30, 2013, issued to and J.O.E.L JERUSALEM OIL EXPLORATION, LTD. in the principal amount of $43,700,921 filed as an Exhibit to 10-Q for the quarter ended June 2013 and incorporated herein by reference.

10.23
Loan Agreement dated as of March 29, 2012 between Isramco, Inc. and I.O.C. Israel Oil Company, Ltd. ($3.5 million) filed as an Exhibit to 10K-A for the year ended December 2012 and incorporated herein by reference.

10.24
Loan Agreement dated as of April 29, 2012 between Isramco Inc. and I.O.C. Israel Oil Company, Ltd. ($10.0 million) filed as an Exhibit to 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

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

Date: March 17, 2014

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: March 17, 2014

/S/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY,
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)

Date: March 17, 2014

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	March 17, 2014
Haim Tsuff	Chief Executive Officer

/s/ Josef From	Director	March 17, 2014
Josef From

/s/ Max Pridgeon	Director	March 17, 2014
Max Pridgeon

/s/ Frans Sluiter	Director	March 17, 2014
Frans Sluiter

/s/ Itai Ram	Director	March 17, 2014
Itai Ram

/s/ Asaf Yarkoni	Director	March 17, 2014
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

MaloneBailey, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2013.

/s/ Haim Tsuff	/s/ Zeev Koltovskoy	/s/ Edy Francis
Haim Tsuff	Zeev Koltovskoy	Edy Francis
Chief Executive Officer	Chief Accounting Officer	Chief Financial Officer

Houston, Texas
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Isramco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Isramco, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MALONE BAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 17, 2014

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,149	$615
Accounts receivable, net of allowances for doubtful accounts of $536 and $349	14,755	11,856
Restricted and designated cash	1,561	61
Inventories	428	122
Deferred tax assets	6,539	4,160
Prepaid expenses and other	911	572
Total Current Assets	28,343	17,386

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	236,399	231,327
Advanced payment for equipment	330	98
Other	36,836	18,987
Total Property and Equipment	273,565	250,412
Accumulated depreciation, depletion, amortization and impairment	(153,147)	(117,799)
Net Property and Equipment	120,418	132,613

Deferred tax assets and other	9,152	3,959
Total assets	$157,913	$153,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,906	$13,208
Bank overdraft	791	773
Short term debt	601	-
Due to related party and accrued interest	15,275	21,749
Total current liabilities	30,573	35,730

Due to related party and accrued interest	96,035	81,505

Other Long-term Liabilities:
Asset retirement obligations	18,814	17,908
Total other long-term liabilities	18,814	17,908

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,268	23,268
Accumulated deficit	(11,257)	(4,547)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	11,874	18,584
Non controlling interest	617	231
Total equity	12,491	18,815
Total liabilities and shareholders’ equity	$157,913	$153,958

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31	2013	2012	2011

Revenues
Oil and gas sales	$51,288	$40,402	$44,228
Production services	16,294	9,279	896
Office services	642	564	437
Other	468	185	87
Total revenues	68,692	50,430	45,648

Operating expenses
Lease operating expense, transportation and taxes	19,974	19,737	20,981
Depreciation, depletion and amortization	12,187	11,350	9,982
Impairments of oil and gas assets	23,161	1,225	4,034
Accretion expense	902	875	853
Production services	10,837	6,427	675
Loss from plug and abandonment	226	314	315
General and administrative	4,734	4,505	4,438
Total operating expenses	72,021	44,433	41,278
Operating income (loss)	(3,329)	5,997	4,370

Other expenses (income)
Interest expense, net	6,528	6,339	7,760
Realized gain on marketable securities	-	(3,650)	(15,910)
Net loss (gain) on derivative contracts	-	(219)	922
Currency exchange rate differences	-	(15)	237
Capital loss	83	-	-
Total other expenses (income)	6,611	2,455	(6,991)

Income (loss) before income taxes	(9,940)	3,542	11,361
Income tax benefit (expense)	3,616	(1,095)	(3,975)

Net income (loss)	$(6,324)	$2,447	$7,386
Net income attributable to non-controlling interests	386	226	5
Net income (loss) attributable to Isramco	$(6,710)	$2,221	$7,381

Earnings (loss) per share – basic:	$(2.47)	$0.82	$2.72

Earnings (loss) per share – diluted:	$(2.47)	$0.82	$2.72

Weighted average number of shares outstanding-basic:	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding-diluted:	2,717,691	2,717,691	2,717,691

See notes to the consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

Year Ended December 31
	2013	2012	2011
Net income (loss)	$(6,324)	$2,447	7,386
Other comprehensive income
Available-for-sale securities, net of taxes	-	(2,254)	(7,397)
Change in unrealized gains on hedging instruments, net of taxes	-	-	22
Comprehensive income	$(6,324)	$193	11
Comprehensive income attributable to non-controlling interests	386	226	5
Comprehensive income (loss) attributable to Isramco	$(6,710)	$(33)	6

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock	Non-controlling interests	Total Shareholders’ Equity
	$ in thousands, except share amounts

Balance of January 1, 2011	2,717,691	$27	$23,194	$9,629	$(14,149)	$(164)	$-	$18,537

Net income					7,381		5	7,386
Net unrealized loss on available for sale marketable securities, net of taxes of $3,983				(7,397)				(7,397)
Net gain on derivative contracts, net of taxes $12				22				22
Total comprehensive loss								(7,375)

Balance of December 31, 2011	2,717,691	$27	$23,194	$2,254	$(6,768)	$(164)	$5	$18,548

Net income					2,221		226	2,447
Proceeds from short swing profits from parent company			74					74
Net unrealized gain on available for sale marketable securities, net of taxes of $1,214				(2,254)				(2,254)
Total comprehensive gain								(2,254)

Balance of December 31, 2012	2,717,691	$27	$23,268	$-	$(4,547)	$(164)	$231	$18,815

Net loss					(6,710)		386	(6,324)

Balance of December 31, 2013	2,717,691	$27	$23,268	$-	$(11,257)	$(164)	$617	$12,491

See notes to consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31	2013	2012	2011

Cash Flows From Operating Activities:
Net income (loss)	$(6,324)	$2,447	$7,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization	12,187	11,350	9,982
Impairment of oil and gas properties	23,161	1,225	4,034
Bad debt expense	187	-	-
Accretion expense	902	875	853
Realized gain on marketable securities	-	(3,650)	(15,910)
Changes in deferred taxes	(3,616)	1,095	3,975
Net unrealized loss (gain) on derivative contracts	-	2,382	(3,384)
Capital loss	83	-	-
Amortization of debt cost	-	70	252
Changes in components of working capital and other assets and liabilities
Accounts receivable	(3,086)	(5,397)	(349)
Prepaid expenses and other current assets	(3,359)	(20)	(86)
Due to related party	27	4,253	959
Inventories	(307)	(36)	(86)
Accounts payable and accrued expenses	(2,101)	2,406	(680)
Accrued interest – related party	6,528	-	-
Net cash provided by operating activities	24,282	17,000	6,946

Cash flows from investing activities:
Addition to property and equipment, net	(20,478)	(16,997)	(9,060)
Proceeds from sale of gas properties and equipment	-	-	32
Proceeds from sale of equipment	47	-	-
Restricted cash and deposit, net	(1,500)	229	598
Proceeds from sale of marketable securities	-	4,737	16,073
Net cash provided by (used in) investing activities	(21,931)	(12,031)	7,643

Cash flows from financing activities:
Repayments on loans – related parties, net	-	-	(12,537)
Proceeds on loans-related parties , net	1,500	13,500	11,000
Repayment of long-term debt	-	(20,000)	(17,075)
Repayment of short-term debt	(335)	-	-
Borrowings of bank overdraft, net	18	24	488
Net cash provided by (used in) financing activities	1,183	(6,476)	(18,124)

Net increase (decrease) in cash and cash equivalents	3,534	(1,507)	(3,535)
Cash and cash equivalents at beginning of year	615	2,122	5,657
Cash and cash equivalents at end of year	$4,149	$615	$2,122

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

Restricted and designated cash.

Restricted cash deposits are held in favor of financial institutions and represent deposits with original maturity of longer than three month.

Allowance for Doubtful Accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary by using both the specific identification method and/or general allowance as a percentage of outstanding accounts receivable balances.

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

In 2013, 2012 and 2011, we reported an impairment charge of $23,161,00, $1,225,000 and $4,034,000, respectively, relating to our oil and gas properties. Impairments of oil and gas assets of $23,161,000 in 2013 were a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation and a decrease in production volumes in 2013. In 2012 the impairments of oil and gas assets of $1,225,000 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our fields. Impairments of oil and gas assets of $4,034,000 in 2011 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our fields.

Property, Plant and Equipment Other than Oil and Natural Gas Properties

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1,767,000, $926,000 and $246,000 respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 15% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized. We did not identify any triggering events or record any asset impairments during 2013, 2012 and 2011.

As of December 31, 2013, the estimated useful lives of our asset classes are as follows:

Description	Years
Well service rigs and components	15
Oilfield trucks, vehicles and related equipment	7	-	10
Well service auxiliary equipment	7	-	15
Furniture and equipment	3	-	7

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

Trading and available-for-sale securities are recorded at fair market value. Isramco held no held-to-maturity securities. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains or losses, net of the related tax effects, on available-for-sale securities were excluded from earnings and were reported net of applicable taxes as accumulated other comprehensive income, a separate component of shareholders' equity, until realized. As of December 31, 2013 the company did not have marketable securities balance.

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

In 2013, one individual purchaser of the Company's production accounted for 41% of the Company’s total sales and an additional two individual purchasers of the Company's production accounted for approximately 19% of its total sales (one purchaser approximately 12% and another approximately 7%), collectively representing 59% of the Company's total sales. In 2012, one individual purchaser of the Company's production accounted for 41% of the Company’s total sales and an additional two individual purchasers of the Company's production accounted for approximately 21% of its total sales (one purchaser approximately 14% and another approximately 7%), collectively representing 62% of the Company's total sales.  In 2011, one individual purchaser of the Company's production accounted for 30% of the Company’s total sales and an additional three individual purchasers of the Company's production accounted for approximately 26% of its total sales (two purchasers approximately 9% each and another approximately 8%), collectively representing 56% of the Company's total sales.

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”). On March 31, 2013 the Tamar Field commenced its initial production of the natural gas. During the year ended December 31, 2013, one individual customer of Tamar sales revenues accounted for 62% and an additional two individual customers accounted for 14% and 11% of Tamar total sales. No other customer accounted for more than 10% of subsidiary’s revenue in 2013.

Our well service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary.

During the year ended December 31, 2013, one individual customer accounted for 10% of the well service subsidiary consolidated revenues. No other customer accounted for more than 10% of subsidiary’s revenue in 2013.

During the year ended December 31, 2012, one individual customer accounted for 21% of the well service subsidiary consolidated revenues and an additional two individual customers accounted for 19% and 15% of subsidiary’s total sales. No other customer accounted for more than 10% of subsidiary’s revenue in 2012.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for recording oil and gas revenues. Under this method, the company records revenue based on the actual sale of volumes to purchasers. In the past the company used entitlement method of accounting. Under this method any revenues received in excess of the Company’s interest in production are treated as a liability. If revenues received are less than Company's interest in production, the deficiency is recorded as an asset. In terms of volumes and values, the Company's imbalance position was not significant at December 31, 2013 and 2012. There were no accounting transactions necessary for imbalances during this time-period.

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

Price Risk Management Activities

The Company follows ASC 815, Derivatives and Hedging. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company consist of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the Company’s consolidated statements of operations.

In 2012 and 2011, we recorded gain (loss) of $0.2 million, ($0.9) million respectively, related to our derivative instruments. Fair values are derived principally from market quoted and other independent third-party quotes.

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

Income Taxes

We account for deferred income taxes using the asset and liability method and provide deferred taxes for all significant temporary differences. Management determines our current tax liability as well as taxes incurred as a result of current operations, but which are deferred until future periods. Current taxes payable represent our liability related to our income tax returns for the current year, while net deferred tax expense or benefit represents the change in the balance of deferred tax assets and liabilities reported on our consolidated balance sheets. Management estimates the changes in both deferred tax assets and liabilities using the basis of assets and liabilities for financial reporting purposes and for enacted rates that management estimates will be in effect when the differences reverse. Further, management makes certain assumptions about the timing of temporary tax differences for the differing treatments of certain items for tax and accounting purposes or whether such differences are permanent. The final determination of our tax liability involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred.

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

For the year ended December 31, 2013, Isramco's stock options were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 amends ASU 2011-05 and requires that entities disclose additional information about amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. Significant amounts reclassified out of AOCI are required to be presented either on the face of the Consolidated Statements of Income and Comprehensive Income or in the notes to the financial statements. The requirements of ASU 2013-02 are effective for fiscal years and interim periods in those years beginning after December 15, 2013. Isramco does not expect the adoption of ASU 2013-02 to have a material impact on Isramco’s financial statements.

2.  Transactions with Affiliates and Related Parties

On November 17, 2008, the Company and Goodrich Global, Ltd. (“Goodrich”) entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008 (“Restated Agreement”). The Restated Agreement replaced the consulting agreement originally entered into in May 1996. Under the  the Restated Agreement, the Company pays to Goodrich, which is owned and controlled by Haim Tsuff, the Chairman of the Board of Directors and Chief Executive Officer of Isramco, $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered on behalf of the Company.  Goodrich  was also entitled to receive, with respect to each completed fiscal year beginning with the fiscal year ended on December 31, 2008, an amount in cash equal to five percent (5%) of the Company’s pre-tax recorded profit calculated without reference to gain or loss in derivative transactions (the “Supplemental Payment”). The Restated Agreement had an initial term through May 31, 2011; provided that the term of the Restated Agreement will be deemed to have been automatically extended for an additional three year period unless the Company furnished Goodrich, by March 3, 2011, with written notice of its election to not extend the term of such agreement.   The Company did not furnish notice of termination, and the Restated Agreement was accordingly extended.  The Restated Agreement contains certain customary confidentiality and non-compete provisions. If the Restated Agreement is terminated by the Company other than for cause, then Goodrich is entitled to receive the equivalent of payments due through the then remaining term of the agreement. For the year ended December 31, 2013, 2012 and 2011 we paid Goodrich the total amount of $360,000, $360,000 and $360,000, respectively. The conditions precedent for Supplemental Payments were not met and no Supplemental Payments have been made.  In addition, in connection with the settlement of the Derivative Litigation in 2012, the parties to the Restated Agreement amend the Restated Agreement to eliminate the provisions providing for Supplemental Payment.

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

Sales of marketable securities resulted in realized gains of $0, $3,650,000 and $15,910,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of the date of this report there are no investments in marketable securities.

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

As of December 31, 2013, the Company did not have any commodity derivative assets. For the year ended December 31, 2013, there were no commodity derivative activities.

As of December 31, 2011 we had swap contracts for volume of 48,567 barrels of crude oil during 36 months, commencing January 2013, and swap contracts for volume of 270,613 MMBTU of natural gas during 3 months commencing January 2013. Derivative commodity contracts settle based on NYMEX West Texas Intermediate and Henry Hub prices, which may differ from the actual price received by the Company.

During 2013, 2012 and 2011 the Company did not elect to designate any positions as cash flow hedges for accounting purposes, and accordingly, recorded the net change in the mark-to-market valuation of these contracts, as well as all payments and receipts on settled contracts, in current earnings as a component of other income and expenses on the consolidated statements of operations.

On March 9, 2011, pursuant to an agreement with Wells Fargo, the derivative contracts between Isramco and Wells Fargo were terminated and the Company signed new swap contracts with Macquarie Bank, N.A. for an aggregate volume of 336,780 barrels of crude oil during the forty-six (46) month period commencing March 2011. The required payment to Wells Fargo for the termination of the aforementioned contracts was approximately $7 million.
Subsequently, on August 15, 2012, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for its outstanding hedge positions.

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

As of December 31, 2013 the Company did not have open interest rate swap positions.

5.  Long-Term Debt and Interest Expense

Long-Term Debt as December 31 consisted of the following (in thousands):

	2013	2012
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt (1)	43,701	41,861
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	-
Accrued interest	16,299	11,609
	110,956	102,926
Less: Current Portion of Long-Term Debt and Accrued Interest	(14,921)	(21,421)
Total	96,035	81,505

(1)
 An amendment of loan agreement between Company and related party extended the term of this loan and covered an amount equal to the unpaid principal balance and accrued interest as of the effective date thereof.

Senior Revolving Credit Facilities

The Company entered into a Senior Secured Revolving Credit Agreement, dated as of March 27, 2008. The Bank of Nova Scotia was the administrative agent for the Lenders and Capital One, N.A. was the syndication agent for the Lenders. The Scotia Senior Credit Agreement originally provided for a $150 million facility due in 2013. During the fourth quarter of 2011, the Lenders reduced the borrowing base to $0. On April 27, 2012, The Company entered into the Fourth Amendment to the Credit Agreement with Lenders, formalizing the election to pay the $20,000,000 borrowing base deficiency in six monthly installments of $3,333,333.33 and extended the termination date to June 29, 2012. As of June 29, 2012 the Company has fully paid all amounts owed and terminated this Senior Credit Facility.

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

The Company does not presently have a credit facility but is in negotiations to obtain a commercial loan from financial institution.  The Company is uncertain as to whether it will be successful in obtaining this new commercial loan.

Related Party Debt

I.O.C. Israel Oil Company, Ltd. (“IOC”)

On February 27, 2007, Isramco obtained a loan in the principal amount of $12,000,000 from IOC, repayable at the end of five years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal is due and payable in four equal annual installments, commencing on the second anniversary of the loan. Accrued interest is payable in equal annual installments. At any time Isramco can make prepayments without premium or penalty. The loan is not secured.

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

On March 3, 2011, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed the sum of $11,000,000.  The loan bears interest at a rate of 10% per annum and is payable in quarterly payments of interest only until March 3, 2013, when all accrued interest and principal is due and payable.  The loan may be prepaid at any time without penalty.  The loan is unsecured.  During September 2011, Isramco paid $4,544,000 of principal pursuant to this Loan agreement with IOC leaving outstanding principle of $6,456,000.

Subsequently, in October 2011 the agreement with IOC, pertaining to the above mentioned loan in the outstanding principal amount of $6,456,000 was renegotiated. The payoff of principal amount was extended by 6 month to September 9, 2013. Interest accrued per annum was determined on LIBOR+5.5% from initial 10%.

On March 29, 2012, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured.

On April 29, 2012, the Company entered into another Loan Agreement with IOC, pursuant to which it borrowed $10,000,000. The loan bears interest of Libor+5.5% per annum and matures on April 30, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan was funded by IOC in three monthly installments starting April 2013. The loan is unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts that were due to the Lenders under the Senior Credit Facility that was paid in full June 29, 2013.

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

On March 1, 2013, all of the above-mentioned Loan agreements and notes with IOC except for the $1,500,000 loan agreement entered on February 13, 2013, were amended. The terms of all these loans and notes between the Company and IOC were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on the all of the loans and notes to require accrued interest only payments December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 with outstanding principal paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of the loan agreements and notes remained unchanged. In accordance with the amendment, as of December 31, 2013 the loans are classified as long-term on our consolidated balance sheets.

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

Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

Naphtha Israel Petroleum Corp. Ltd., (“Naphtha”)

In connection with the Company’s purchase of certain oil and gas interests mainly in New Mexico and Texas in February 2007, the Company obtained loan from Naphtha, a related party, with terms and conditions as below:

On February 27, 2007, Isramco obtained a loan, in the principal amount of $11,500,000 from Naphtha, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal is due and payable in four equal installments, commencing on the fourth anniversary of the date of the loan. Interest is payable annually upon each anniversary date of this loan. At any time Isramco can make prepayments without premium or penalty. The loan is not secured. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 27, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Jay Petroleum, LLC, a wholly owned subsidiary of Isramco, agreed to guarantee the indebtedness. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco's failure to pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco's material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco's failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco's insolvency or liquidation or a bankruptcy event or (v) Isramco's criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan.

Effective February 1, 2009, the loan from Naphtha to the Company was amended and restated to extend all payment deadlines arising on and after February 2009, by two years.

On March 1, 2013, the terms of the existing loan and note between the Company and Naphtha was amended extending the maturity to December 31, 2018.  The payment schedule was changed on the Naphtha loan and note to require interest only payments December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and the final interest payment December 31, 2018 with principal outstanding paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of the loan agreement and note remained unchanged. In accordance with the amendment, as of December 31, 2013 the loan is classified as long-term on our balance sheet.

Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman and is a controlling shareholder of Naphtha.

Jerusalem Oil Exploration Ltd ("JOEL")

In February and March, 2008 the Company obtained loans from JOEL in the aggregate principal amount of $48.9 million, repayable at the end of 4 months at an interest rate of LIBOR plus 1.25% per annum. Pursuant to a loan agreement signed in June 2009, the maturity date of this loan was extended for an additional period of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal and interest are due and payable in four equal annual installments, commencing on June 30, 2013. At any time, we can make prepayments without premium or penalty.

On June 30, 2013, the terms of an Amended and Restated Loan Agreement dated May 25, 2008, and note between the Company and Jerusalem Oil Exploration, Ltd. (“JOEL”) were amended to extend the maturity date to June 30, 2017.  The payment schedule of the loan agreement and note was amended to require principal and accrued interest to be paid in three (3) installments in the amounts reflected in Promissory Note due on June 30th of each year commencing June 30, 2015. The other terms of the loan agreement and note remained unchanged.  In accordance with the amendment, as of December 31, 2013, the loans are classified as long-term on our consolidated balance sheets.

The Company evaluated the application of ASC 470-50 “Debt Modification and Extinguishment” and ASC 470-60 “Troubled Debt Restructuring” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

Isramco also had related party payables of $354,000 and $328,000 as of December 31, 2013 and 2012 respectively which are included with short term related party debt on the balance sheet.

Mr. Jackob Maimon, Isramco's president at the time and a former director of the Company is a director of JOEL. Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman, is a controlling shareholder of JOEL.

Debt Maturities

Aggregate maturities of long-term debt and accrued interest at December 31, 2013 are due in future years as follows (in thousands):

2014	14,921
2015	23,442
2016	29,364
2017	29,364
2018	13,865
Total	$110,956

Interest Expense

The following table summarizes the amounts included in interest expense for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current debt, long-term debt and other - banks	$-	$245	$1,323
Long-term debt – related parties	6,528	6,094	6,437

	$6,528	$6,339	$7,760

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

There were no financial instruments owned at December 31, 2013 and 2012.

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

As of December 31, 2013 and 2012 there were no outstanding derivative contracts.

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

Isramco adopted Accounting Standards Codification (ASC) 740-10, effective January 1, 2007.  Isramco recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations. There were no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2013.  The Company's tax years subsequent to 2007 are currently  remain open and subject to examination by federal tax authorities and the tax authorities in Louisiana, New Mexico, Oklahoma and Texas, which are the jurisdictions in which the Company has had its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. It is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Expected tax (benefit) expense	$(3,479)	$1,161	$3,975
State income taxes, net	-	-	-
Foreign income taxes	-	-	-
Other	(137)	(66)	-
Total tax expense (benefit)	$(3,616)	$1,095	$3,975

Deferred tax assets at December 31, 2013 and 2012 are comprised primarily of net operating loss carry forwards and book impairment from write downs of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization (DD&A) and impairment. Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under accounting principles generally accepted in the United States and the applicable income tax statutes and regulations in the jurisdictions in which the Company operates. There is a net deferred tax asset and it is management’s opinion that a valuation allowance is not needed, as it is more likely than not based on objective evidence that realization of the deferred tax assets is reasonably assured.

The principal components of Isramco’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2013	2012
Deferred current tax assets:
Accrued interest	$6,336	$-
Allowance for doubtful accounts	203	4,160
Deferred current tax assets	$6,539	$4,160

Net current deferred tax assets	$6,539	$4,160

Deferred noncurrent tax assets:
Foreign tax withheld (1)	3,956	-
Net operating loss carry-forwards	10,672	13,364
Deferred noncurrent tax assets	$14,628	$13,364

Deferred noncurrent tax liabilities:
Book-tax differences in property basis	(5,476)	(9,405)
Deferred noncurrent tax liabilities	$(5,476)	$(9,405)

Net noncurrent deferred tax assets	$9,152	$3,959

(1) Total revenues net of marketing and transportation expenses from Tamar Field were $15,824,000. The Israeli Tax Authority withheld $3,956,000, of this revenue which is recognized as an asset on the Company’s consolidated balance sheets.

The principal components of Isramco's Income Tax Provision for the years indicated below were as follows (in thousands):

	2013	2012	2011
Current income tax:
Federal	$-	$-	$-
Foreign	-	-	-
State	-	-	-
Total current income tax	$-	$-	$-

Deferred income tax
Federal	$(3,616)	$1,095	$3,975
Foreign	-	-	-
State	-	-	-
Total deferred income tax	$(3,616)	$1,095	$3,975
Provision for income tax	$(3,616)	$1,095	$3,975

At December 31, 2013 the Company has U.S. tax loss carry forwards of approximately $30,490,000 which will expire in various amounts beginning in 2023 and ending in 2032.  Utilization of such loss carry forwards could be limited to the extent Isramco has an ownership change that triggers the limitation under Section 382 of Internal Revenue Code of 1986, as amended.

8.  Earnings Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):

	2013	2012	2011
Numerator for Basic and Diluted Earnings per Share -
Net Income (loss)	$(6,710)	$2,221	$7,381

Denominator for Basic Earnings per Share -
Weighted Average Shares	2,717,691	2,717,691	2,717,691
Potential Dilutive Common Shares -	-	-	-
Adjusted Weighted Average Shares	2,717,691	2,717,691	2,717,691

Net Income (Loss) Per Share Available to Common Stockholders – Basic	$(2.47)	$0.82	$2.72
Net Income (Loss) Per Share Available to Common Stockholders – Diluted	$(2.47)	$0.82	$2.72

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

No stock options were granted during 2013, 2012 and 2011. Shares of common stock reserved for future issuance under the 1993 plan are 20,050 shares. There are no granted stock options outstanding under the 1993 Plan as of balance sheet date.

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

10.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Interest	$-	$2,176	$6,723

Income taxes	$-	$-	$-

The consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 exclude the following non-cash transactions:

●   Property and equipment of $2,775,000 included in accounts payable in 2013.
●   Insurance premiums financed through issuance of short term debt of $936,000 in 2013
●   Accrued interest of $1,840,000 included as part of the loan from related party that was amended on June 30, 2013.
●   Property and equipment of $778,000 included in accounts payable in 2012
●   Net unrealized loss on available for sale marketable securities of $2,254,000, net of taxes of $1,214,000 in 2012
●   Property and equipment of $484,000 included in accounts payable in 2011
●   Net unrealized loss on available for sale marketable securities of $7,397,000, net of taxes of $3,983,000 in 2011

11.   Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2013. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

Our well service segment customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform ongoing credit evaluations of our customers and usually do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial position should be considered in light of the fluctuations in demand experienced by oilfield service companies as changes in oil and gas producers’ expenditures and budgets occur. These fluctuations can impact our results of operations and financial position as supply and demand factors directly affect utilization and hours which are the primary determinants of our net cash provided by operating activities.

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

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Year Ended December 31, 2013:
Sales revenues
United States	$35,464	$16,294	$-	$51,758
Non-U.S.	15,824	-	-	15,824
Intersegment revenues	-	2,265	(2,265)	-
Office services and other	1,230	-	(120)	1,110

Total revenues and other	52,518	18,559	(2,385)	68,692

Operating costs and expenses	59,355	15,051	(2,385)	72,021
Interest expenses, net and other	4,942	1,586	-	6,528
Other income, net	89	(6)		83

Total expenses and other	64,386	16,631	(2,385)	78,632

Income (loss) before income taxes	$(11,868)	$1,928	$-	$(9,940)
Net income (loss)	(7,713)	1,389	-	(6,324)
Net income attributable to noncontrolling interests	-	386	-	386
Net income (loss) attributable to Isramco	(7,713)	1,003	-	(6,710)
Total Assets	$116,137	$41,776	$-	$157,913

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Year Ended December 31, 2012:
Sales revenues
United States	$40,402	$9,279	$-	$49,681
Non-U.S.	-	-	-	-
Intersegment revenues	-	1,581	(1,581)	-
Office services and other	869	-	(120)	749

Total revenues and other	41,271	10,860	(1,701)	50,430

Operating costs and expenses	37,222	8,912	(1,701)	44,433
Net gain on derivatives, contracts	(219)	-	-	(219)
Realized gain on marketable securities	(3,650)	-	-	(3,650)
Interest expenses, net and other	5,508	816	-	6,324

Total expenses and other	38,861	9,728	(1,701)	46,888

Income before income taxes	$2,410	$1,132	$-	$3,542
Net Income	1,632	815	-	2,447
Net income attributable to noncontrolling interests	-	226	-	226
Net Income attributable to Isramco	1,632	589	-	2,221
Total Assets	$132,140	$21,818	$-	$153,958

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):

	2013	2012	2011
Liability for asset retirement obligation at the beginning of the year	$17,908	$17,250	$16,577
Liabilities Incurred	35	19	62
Liabilities settled and divested	(31)	(236)	(242)
Accretion expense	902	875	853
Liability for asset retirement obligation at the end of the year	$18,814	$17,908	$17,250

15. Supplemental Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2013, 2012 and 2011 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

As of December 31	2013	2012
	United States	United States
Unproved properties not being amortized	$-	$-
Proved property being amortized	236,399	231,327
Accumulated depreciation, depletion amortization and impairment	(149,902)	(116,321)
Net capitalized costs	86,497	115,006

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

As of December 31	2013	2012	2011
Property acquisition costs—proved and unproved properties	$74	$-	$151
Exploration costs	$-	$-	$-
Development costs	$4,964	$5,422	$2,398

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

Economic producibility of reserves is dependent on the crude oil and natural gas prices used in the reserves estimate. We based our December 31, 2013, 2012, and 2011 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, commodity prices are volatile. Declines in crude oil or natural gas prices could result in negative reserves revisions.

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

	Oil Bbls			Gas Mcf

	United States	Israel	Total	United States	Israel	Total
December 31, 2010	3,317,923	-	3,317,923	23,700,905	-	23,700,905

Revisions of previous estimates	180,104	-	180,104	3,573,698	-	3,573,698
Extensions, discoveries, and other additions	15,033	-	15,033	21,847	154,100,000	154,121,847
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-		-	-		-
Production	(278,601)	-	(278,601)	(2,241,384)	-	(2,241,384)
December 31, 2011	3,234,459	-	3,234,459	25,055,066	154,100,000	179,155,066

Revisions of previous estimates	270,970	-	270,970	(1,950,030)	11,768,963	9,818,933
Extensions, discoveries, and other additions	25,040	-	25,040	22,883	-	22,883
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(297,506)	-	(297,506)	(2,159,311)	-	(2,159,311)
December 31, 2012	3,232,963	-	3,232,963	20,968,608	165,868,963	186,837,571

Revisions of previous estimates	(139,100)	-	(139,100)	464,987	36,128,550	36,593,537
Extensions, discoveries, and other additions	37,457	-	37,457	55,191	-	55,191
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(257,785)	-	(257,785)	(1,798,661)	(2,736,000)	(4,534,661)
December 31, 2013	2,873,535	-	2,873,535	19,690,125	199,261,513	218,951,638

Proved Developed Reserves

December 31, 2013	2,873,535	-	2,873,535	19,690,125	199,261,513	218,951,638
December 31, 2012	3,232,963	-	3,232,963	20,968,608	-	20,968,608
December 31, 2011	3,234,459	-	3,234,459	25,055,066	-	25,055,066
December 31, 2010	3,317,923	-	3,317,923	23,700,905	-	23,700,905

Proved Undeveloped Reserves

December 31, 2013	-	-	-	-	-	-
December 31, 2012	-	-	-	-	165,868,963	165,868,963
December 31, 2011	-	-	-	-	154,100,000	154,100,000
December 31, 2010	-	-	-	-	-	-
December 31, 2009	-	-	-	-	-	-

	NGL Bbls			Total MBOE

	United States	Israel	Total	United States	Israel	Total
December 31, 2010	1,763,150	-	1,763,150	9,031,224	-	9,031,224

Revisions of previous estimates	265,863	-	265,863	1,041,583	-	1,041,583
Extensions, discoveries, and other additions	3,897	-	3,897	22,571	25,683,333	25,705,904
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(136,446)	-	(136,446)	(788,611)	-	(788,611)
December 31, 2011	1,896,464	-	1,896,464	9,306,767	25,683,333	34,990,100

Revisions of previous estimates	(93,043)	218,572	125,529	(147,078)	2,180,066	2,032,988
Extensions, discoveries, and other additions	4,763	-	4,763	33,617	-	33,617
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(133,588)	-	(133,588)	(790,979)	-	(790,979)
December 31, 2012	1,674,596	218,572	1,893,168	8,402,327	27,863,399	36,265,726

Revisions of previous estimates	(98,276)	44,265	(54,020)	(159,878)	6,065,681	5,905,803
Extensions, discoveries, and other additions	-	-	-	46,656	-	46,656
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(113,922)	(3,788)	(117,710)	(671,484)	(459,788)	(1,131,272)
December 31, 2013	1,462,398	259,040	1,721,438	7,617,621	33,469,292	41,086,913

Proved Developed Reserves

December 31, 2013	1,462,398	259,040	1,721,438	7,617,621	33,469,292	41,086,913
December 31, 2012	1,674,596	-	1,674,596	8,402,327	-	8,402,327
December 31, 2011	1,896,464	-	1,896,464	9,306,767	-	9,306,767
December 31, 2010	1,763,150	-	1,763,150	9,031,224	-	9,031,224

Proved Undeveloped Reserves

December 31, 2013	-	-	-	-	-	-
December 31, 2012	-	218,572	218,572	-	27,863,399	27,863,399
December 31, 2011	-	-	-	-	25,683,333	25,683,333
December 31, 2010	-	-	-	-	-	-
December 31, 2009	-	-	-	-	-	-

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

The increase in 2013 and 2012 of the United State reserves is from development of onshore assets, primarily in the Permian Basin

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

2013 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United State downward Revisions of Previous Estimates was due to significantly lower average first-day of the month NGLs prices calculated for the 12 months ended December 31, 2013 compared to prices as of December 31, 2012; decreased production volumes and increased production costs associated with operations in several of our leases.

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

The Company believes that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

Results of operations from producing activities were as follows for the years ended December 31:

	2013	2012	2011
	(in thousands)
Production revenues	$51,288	$40,402	$44,228
Production costs	19,974	19,737	20,981
Depreciation, depletion, amortization and accretion	11,568	11,513	10,747
Impairment of oil and natural gas properties	23,161	1,225	4,034
Loss from plug and abandonment	226	314	315
Results of operations from producing activities	$(3,641)	$7,613	$8,151

Estimates of future net cash flows from proved reserves of natural gas, oil, condensate, and NGLs for 2013, 2013, and 2011 are computed using the average first-day-of-the-month price during the 12-month period for the respective year. Prices used to compute the information presented in the tables below are adjusted only for fixed and determinable amounts under provisions in existing contracts. Estimated future net cash flows for all periods presented are reduced by estimated future development and production based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development and production costs. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense. The 10% discount factor is prescribed by U.S. Generally Accepted Accounting Principles.

millions	United States	Israel	Total
December 31, 2013
Future cash inflows (4)	$397,415,044	$1,174,562,935	$1,571,977,979
Future development costs	(875,854)	-	(875,854)
Future production costs (3)	(189,353,937)	(372,384,334)	(561,738,271)
Future income tax expenses	(32,401,565)	(244,317,856)	(276,719,421)

Future net cash flows	174,783,688	557,860,745	732,644,433
10% annual discount for estimated timing of cash flows	(81,017,433)	(296,671,675)	(377,689,108)

Standardized measure of discounted future net cash flows	$93,766,255	$261,189,070	$354,955,325

December 31, 2012
Future cash inflows (1)	$437,039,898	$952,661,027	$1,389,700,925
Future development costs	(875,854)	-	(875,854)
Future production costs (3)	(216,179,970)	(297,357,515)	(216,179,970)
Future income tax expenses	(44,027,403)	(223,707,032)	(565,091,950)

Future net cash flows	175,956,671	431,596,480	607,553,151
10% annual discount for estimated timing of cash flows	(80,143,273)	(229,293,981)	(309,437,254)

Standardized measure of discounted future net cash flows	$95,813,398	$202,302,499	$298,115,897

December 31, 2011
Future cash inflows (2)	$506,668,204	$634,462,200	$1,141,130,404
Future development costs	(875,854)	-	(875,854)
Future production costs (3)	(240,176,108)	(183,863,777)	(240,176,108)
Future income tax expenses	(45,477,986)	(157,709,446)	(387,051,209)

Future net cash flows	220,138,256	292,888,977	513,027,233
10% annual discount for estimated timing of cash flows	(107,734,348)	(168,565,572)	(276,299,920)

Standardized measure of discounted future net cash flows	$112,403,908	$124,323,405	$236,727,313

(1)
The increase in expected cash flow from Israel is primarily due to the increase in natural gas prices stated in the contracts with our customers. It is uncertain that all of the expected production would be sold according to these contracts and stated prices.

(2)	The increase in Israel is due to the recording of reserves at the Tamar development offshore Israel.
(3)
The government of Israel imposes a tax or charge upon oil and gas revenues, including revenues from oil and gas produced from the Tamar well. Currently, such oil and gas revenues would be subject to a sliding scale of taxation, beginning with the imposition of a 20% charge on oil and gas revenues at such time as total revenues received equal 1.5 times the costs expended and increasing in steps to a 45.5% charge imposed at such time as revenues received equal 1.5 times the costs expended.  The current tax law provides some relief for oil and gas revenues received from reservoirs developed before January 2014 by delaying the imposition of the charges; i.e. the 20% charge would become effective at such time as total revenues received equal 2 times the costs expended and the maximum 45.5% charge would not become effective until revenues received equaled 2.8 times costs expended. Isramco’s overriding royalty would be subject to the above taxation at such time, and at the same rates, as the revenues attributable to the operating interest. The imposed Israeli tax is included in calculation of future gas revenues from Tamar Field.

(4)
The increase in future cashflows is associated with increase in Tamar Field reserves. The increase in reserves was due to revision of estimates based on new and more reliable information as well as increase in estimated sales prices based on the contracts with customers.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2013

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

millions	United States	International	Total
2013
Balance at January 1	$95,813,398	$202,302,499	$298,115,897
Sales and transfers of oil and gas produced, net of production costs	(15,485,290)	-	(15,485,290)
Net changes in prices and production costs	3,294,058	9,920,752	13,214,810
Changes in estimated future development costs, net of current development costs	(1,433,453)	-	(1,433,453)
Extensions, discoveries, additions, and improved recovery, less related costs	1,489,283	-	1,489,283
Development costs incurred during the period
Revisions of previous quantity estimates	(165,616)	85,289,673	85,124,057
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	9,586,148	33,123,175	42,709,323
Net change in income taxes	11,094,190	14,004,812	25,099,002
Change in production rates and other	(10,426,463)	(83,451,841)	(93,878,304)

Balance at December 31	$93,766,255	$261,189,070	$354,955,325

2012
Balance at January 1	$112,288,045	$124,323,405	$236,611,450
Sales and transfers of oil and gas produced, net of production costs	(20,665,788)	-	(20,665,788)
Net changes in prices and production costs	(9,532,899)	95,058,438	85,525,539
Changes in estimated future development costs, net of current development costs	(2,495,083)	-	(2,495,083)
Extensions, discoveries, additions, and improved recovery, less related costs	2,589,648	-	2,589,648
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(2,110,629)	29,078,878	26,968,249
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	12,411,678	24,173,841	36,585,519
Net change in income taxes	13,542	(57,558,963)	(57,545,421)
Change in production rates and other	3,314,884	(12,773,100)	(9,458,216)

Balance at December 31	$95,813,398	$202,302,499	$298,115,897

2011
Balance at January 1	$97,633,354	$-	$97,633,354
Sales and transfers of oil and gas produced, net of production costs	(23,247,735)	-	(23,247,735)
Net changes in prices and production costs	18,142,794	-	18,142,794
Changes in estimated future development costs, net of current development costs	(1,213,256)	-	(1,213,256)
Extensions, discoveries, additions, and improved recovery, less related costs	-	124,323,405	124,323,405
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	14,623,353	-	14,623,353
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	10,476,340	-	10,476,340
Net change in income taxes	(5,726,668)	-	(5,726,668)
Change in production rates and other	1,599,863	-	1,599,863

Balance at December 31	$112,288,045	$124,323,405	$236,611,450

Unaudited Quarterly Financial Information
 (In Thousands, Except Per Share Data)

Quarter Ended	March 31	June 30	September 30	December 31
2013
Total Revenues	$11,452	$17,038	$19,585	$20,617
Net Income (loss) before taxes	(784)	4,845	6,057	(20,058)
Net Income (loss) attributable to common shareholders	(509)	3,172	3,999	(12,986)
Net income attributable to noncontrolling interests	(1)	65	176	145
Net income (loss) attributable to Isramco	(508)	3,107	3,823	(13,132)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$(0.19)	$1.14	$1.41	$(4.83)
Net income (loss) attributable to common stockholders - diluted	$(0.19)	$1.14	$1.41	$(4.83)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2012
Total Revenues	$11,464	$12,828	$12,755	$13,383
Net Income (loss) before taxes	2,371	3,934	(1,749)	(1,014)
Net Income (loss) attributable to common shareholders	1,542	2,592	(1,124)	(563)
Net income attributable to noncontrolling interests	-	102	35	89
Net income (loss) attributable to Isramco	1,542	2,490	(1,159)	(652)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$0.57	$0.92	$(0.43)	$(0.24)
Net income (loss) attributable to common stockholders - diluted	$0.57	$0.92	$(0.43)	$(0.24)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2011
Total Revenues	$11,150	$11,747	$11,177	$11,574
Net Income (loss) before taxes	(6,623)	2,001	22,607	(6,624)
Net Income (loss) attributable to common shareholders	(4,306)	1,301	14,694	(4,303)
Net income attributable to noncontrolling interests	-	-	-	5
Net income (loss) attributable to Isramco	(4,306)	1,301	14,694	(4,308)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$(1.58)	$0.48	$5.41	$(1.59)
Net income (loss) attributable to common stockholders - diluted	$(1.58)	$0.48	$5.41	$(1.59)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691