Form 10-K/A
period 2013-12-31
ISRAMCO INC
filed 2014-05-01
CIK 719209

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

EXPLANATORY NOTE

Isramco, Inc. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 17, 2014. The purpose of this Form 10-K/A, Amendment No. 1, is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s directors, their age, positions, and the dates of their initial election or appointment as directors are as follows:

NAME	AGE	Served Since	POSITION
Haim Tsuff	56	1996	Chairman of the Board, Chief Executive Officer and Director

Joseph From	60	2011	Director

Max Pridgeon	46	2001	Director

Asaf Yarkoni	38	2010	Director

Frans Sluiter	46	2011	Director

Itai Ram	35	2011	Director

All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Information with respect to the business experience and affiliation of our directors is set forth below:

Haim Tsuff has been a director of the Company since January 1996 and the Chairman of the Board of Directors and Chief Executive Officer since May 1996. Mr. Tsuff was also appointed President in 2012. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. and Chairman of YHK General Manager Ltd. (which effectively controls Equital Ltd., J.O.E.L. Jerusalem Oil Exploration Ltd., Naphtha Israel Petroleum Corporation, and Naphtha Holdings Ltd.) and may be deemed to control the Company. Mr. Tsuff brings to our Board significant experience in international business, including the energy industry and finance.

Joseph From was appointed to the Company’s Board of Directors on June 29, 2010.  Since June 2007, Mr. From has been employed as a drilling manager at Star Energy, a UK based energy company that focuses on gas storage development and is the UK’s second largest onshore oil producer. Prior to joining Star Energy, from August 1998 to April 2007, Mr. From served as General Manager at Equital Ltd., an affiliate of the Company, where he was in charge of oil and gas activities and operations, including drilling, production and economic evaluation of oil and gas projects. From 1997 through 1998, he served as Chief Engineer (Oil and Gas division) at the Company where he oversaw the drilling of onshore wells in Israel. Mr. From’s petroleum industry background and experience provides the Board with the experience necessary to consider the options that are available in determining drilling/exploration issues.

Max Pridgeon has been a director of the Company since April 2001. Since December 2002, Mr. Pridgeon has served as a director and executive officer of Griffin Decorations, a business which he founded. From March 1995 through December 2002, he served as director of MAXIM Wholesale and Marketing Co., a company which he founded. Concurrently, from February 1999, Mr. Pridgeon has also served as a manager of sales for Europe and the Middle East for Blenfin XI, Netherlands, a company that engages in the distribution of wooden picture frames. From April 1996 through January 1999, Mr. Pridgeon served as a property acquisitions consultant to M.A. Realistic Estate, Netherlands, a company engaged in the ownership and management of hotels in the Netherlands. From September 1989 through March 1995, Mr. Pridgeon served as account manager and then export manager at VERNO Holland, a company engaged in the marketing and distribution of oil paintings. Mr. Pridgeon’s experience in managing and overseeing a diversified business practice provides the Board a wide ranging skill set.

Itai Ram was elected to the board in 2011. Mr. Ram is the Director of Mobile Products at Paperless Post Inc., a consumer Internet startup based in NYC, a position he has held since May 2011. Prior to joining Paperless Post Inc., Mr. Ram was employed by Apple, Inc., and served as a Software Engineering Program Manager for the iPhone and iPad software. From 2003 to 2007, Mr. Ram was employed by Intel Corporation’s Mobile Wireless Group in various engineering positions focusing on Intel’s Wi-Fi chipset product line. Mr. Ram holds an MBA from the Massachusetts Institute of Technology and a B.Sc. in Electrical Engineering from the Technion, Israel Institute of Technology.

Frans Sluiter was elected to the board in 2011.  Mr. Sluiter is employed as a Senior Director in at Accenture’s Energy Practice, a position he has held since December 2006.  Prior to joining Accenture, Mr. Sluiter was a Partner and Project Manager at Singularity, LLC, responsible for overseeing Product and Services Integration.  From 2003 to 2006, he served at Intelligroup as Senior Vice President responsible for business development and delivery of SAP implementation services. Throughout his career, Mr. Sluiter has acquired extensive experience working with global clients in a variety of industries, including oil and gas. His broad corporate experience and connections in the industry add to the value he brings to the Board.

Asaf Yarkoni was appointed to the Company’s Board of Directors on December 28, 2011.  From April 2011 to March 2014, Mr. Yarkoni was employed as an Integration and Business Development Manager at IBM.  After leaving IBM, Mr. Yarkoni formed a company focused on providing chief financial officer services to clients.  Mr. Yarkoni is a certified public accountant with over four years of experience with a “Big Four” accounting firm and, prior to his employment at IBM, and was the Chief Financial Officer of Storwize, a start-up company involved in the provision of data compression services.  Mr. Yarkoni has experience in public accounting and is familiar with the reporting requirements applicable to public companies, both in Israel and in the United States.  Mr. Yarkoni brings significant financial and accounting knowledge and expertise to the Corporation and qualifies to serve as an “audit committee financial expert” under the rules of the SEC.  Mr. Yarkoni’s experience as a certified public accountant was instrumental in his appointment to stand for election to the Board and provides our board with a critical accounting perspective.

The following individuals are not directors but serve as executive officers of the Company and its subsidiaries as of December 31, 2013. Our executive officers, their age, positions, the dates of their initial election or appointment as executive officers, are as follows:

NAME	AGE	POSITION
Edy Francis	37	Chief Financial Officer

Zeev Koltovskoy	38	Chief Accounting Officer

Anthony James	36	Legal Counsel and Corporate Secretary

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

Zeev Koltovskoy was appointed Chief Accounting Officer in December 2012 after serving as the Company’s Director of Finance.  Prior to joining the Company, Mr. Koltovskoy served as Director of Finance for I.O.C.-Israel Oil Company Ltd., an Israeli based affiliate.  Prior to this, Mr. Koltovskoy worked for Allot Communications Ltd. and Deloitte Brightman & Company, certified public accountants and a member firm of Deloitte Touche Tohmatsu.

Anthony James joined the Company in May 2013 and was appointed Secretary in August 2013. Prior to joining the Company, Mr. James was a partner in the law firm of Streit, Peterson, Hall & Keeney LLP in Houston Texas where his law practice concentrated on oil and gas transactions, title related matters, and representing domestic and foreign companies in the acquisition, development, and disposition of oil and gas assets. Mr. James is certified in Oil, Gas and Mineral Law by the Texas Board of Legal Specialization.

INFORMATION ABOUT THE BOARD OF DIRECTORS

INDEPENDENCE AND MEETINGS

During the fiscal year ended December 31, 2013, the Board met or acted by unanimous written consent on four occasions.  During the fiscal year ended December 31, 2013, five members of the Board attended 100% of, and one member attended 50% of, the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

            The Board does not have a formal policy with respect to Board members attendance at annual stockholder meetings, though it encourages directors to attend such meetings.  Accordingly, Messrs. Tsuff, Pridgeon, and Yarkoni attended the 2013 annual meeting of shareholders.

            The Board of Directors reviewed the independence of each of the Company's directors on the basis of the standards adopted by NASDAQ. During this review, the Board considered transactions and relationships between the Company, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the NASDAQ rules. As a result of this review, the Board of Directors affirmatively determined that each of the Company's directors, other than Haim Tsuff and Josef From are, and "independent directors" within the meaning of the NASDAQ rules.

BOARD LEADERSHIP STRUCTURE

Mr. Tsuff has served as Chief Executive Officer and Chairman since 1996.  The Board of Directors believes that its current leadership structure, in which the positions of Chairman and Chief Executive Officer are held by Mr. Tsuff, is appropriate at this time and provides the most efficient and effective leadership for Isramco.  Combining the Chairman and Chief Executive Officer roles fosters clear accountability, effective decision-making, and alignment on corporate strategy.  We believe that any risks inherent in that structure are balanced by the oversight of our Board of Directors, a majority of whom are independent.  Given Mr. Tsuff’s past performance in the roles of Chairman of the Board and Chief Executive Officer, at this time the Board believes that combining the positions continues to be the appropriate leadership structure for the Company and does not impair our ability to continue to practice good corporate governance.  The Board does have a lead independent director, Max Pridgeon.  The Board of Directors believes that Mr. Tsuff’s significant holdings in the Company is sufficient motivation to minimize excessive risk taking and aligns his interest in the best interest of the stockholders.  The structure of Board also serves as oversight to all activities of the Company. The Conflict Committee was specifically created to review all related company transactions.  The Audit Committee reviews all claims and litigation each quarter as part of their quarterly review of financials.

Our Board recognizes that no single leadership model is right for all companies and at all times and that, depending on the circumstances, other leadership models, such as a separate independent chairperson of the board, might be appropriate and the Board reviews Company and Board structure annually.

GOVERNANCE, BOARD OF DIRECTORS AND BOARD COMMITTEE CHANGES

The Board of Directors has established five standing committees: the Audit Committee; the Compensation Committee; the Conflict Committee; the Nominating and Corporate Governance Committee; and the Independent Director Committee.

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

THE LEAD INDEPENDENT DIRECTOR

In 2012, the Board of Directors first elected a “Lead Independent Director” as such term is defined in the Company’s bylaws and Nominating and Corporate Governance Committee Charter.  In 2013, Max Pridgeon was re-elected to this position.  The Lead Independent Director chairs the executive sessions of the Board and is the principal liaison between the independent directors and Chief Executive Officer.  The Lead Independent Director also is responsible for and required to participate in timing and agenda for Board and Committee meetings, requesting for and providing information to the independent directors, receiving reports from the Nominating and Governance Committee, and together with the Compensation Committee and the Board, evaluating the performance of the Chief Executive Officer. The Lead Independent Director also serves as Chairman of the newly formed Independent Director Committee.

AUDIT COMMITTEE

The members of the Audit Committee are Max Pridgeon, Frans Sluiter and Asaf Yarkoni.  The Board of Directors has determined that Mr. Pridgeon, Mr. Sluiter and Mr. Yarkoni meet the independence criteria set out in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  The Board determined that Mr. Yarkoni, the committee “financial expert” as defined by the Rules would qualify as an independent director and an audit committee financial expert if elected. The Audit Committee met five times in 2013.

THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The current members of the Nominating and Corporate Governance Committee are Max Pridgeon, Asaf Yarkoni and Haim Tsuff.  In 2013, the Nominating and Corporate Governance Committee met once and acted by unanimous resolution one occasion.  By reason of Mr. Tsuff’s service on the Nominating Committee all of the members of the Nominating Committee were not independent directors within the meaning of the NASDAQ Rules. Rule 5615 of the NASDAQ rules allows a “Controlled Company” to have a nominating committee that does not consist solely of independent directors. The Company believes that it was a “Controlled Company” in 2013 and continues to be a “Controlled Company” within the meaning of the NASDAQ rules. This is because at all times during 2013, through the date of this Amendment, a majority of its shares are controlled by Haim Tsuff. The Company maintains a nominating committee that does not consist solely of independent directors in reliance upon Rule 5615.

The Nominating and Corporate Governance Committee considers many factors when evaluating candidates for the nomination to the Board of Directors, with the goal of fostering a Board of Directors composed of directors with a variety of experience and backgrounds. Important factors considered as part of the Nominating and Corporate Governance Committee's evaluation include (without limitation) (i) roles and contributions of value to the business community, (ii) personal qualities of leadership, character and judgment, (iii) whether the candidate possesses and maintains a reputation in the community at large of integrity, trust, respect, competence and adherence to high ethical standards, (iv) relevant knowledge and diversity of Board members’ background and experience (v) whether the candidate has the time required for preparation, participation and attendance at meetings, and (vi) requirements relating to Board and Board committee composition under applicable law and NASDAQ listing standards. Depending upon the Company's then-current needs, certain factors may be weighed more or less heavily. In considering candidates for the Board of Directors, the Nominating and Corporate Governance Committee will consider the entirety of each candidate's credentials and does not have any specific minimum qualifications that must be met. However, the Nominating and Corporate Governance Committee does believe that all members of the Board of Directors should have sufficient time to devote to Company matters and the highest character and integrity.

In addition to considering candidates proposed by officers or other directors of the Company for nomination as a director, the Nominating and Corporate Governance Committee considers persons recommended by Stockholders.  In evaluating candidates proposed by Stockholders, the Nominating and Corporate Governance Committee uses the same selection criteria as it uses to evaluate other potential nominees. Recommendations should be submitted to the Secretary of the Company. Each recommendation should include a personal biography of the suggested candidate, an indication of the background or experience that qualifies such person for consideration, and a statement that such person has agreed to serve if nominated and elected. Stockholders who wish to nominate a person for election to the Board of Directors themselves, rather than recommending a candidate to the Nominating and Corporate Governance Committee for potential nomination by the Board of Directors, must comply with applicable law.

While the Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity, the Board and the Committee believe that it is essential that Board members represent diverse business backgrounds and experience. Experience with the oil and gas industry is desirable, but not a precondition to nomination.  In considering candidates for the Board, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials in the context of these standards.  We believe that the backgrounds and qualifications of our directors, considered as a group, should and do provide the mix of experience, knowledge, and abilities that allow the Board of Directors to fulfill its responsibilities.

 In addition, the Nominating and Governance Committee reviews the advisability of a director’s continued service on the Board when the director’s principal occupation or business association changes, or when circumstances arise which may raise questions about the director’s continuing qualifications in relation to the Board membership criteria referred to above. In addition, the Committee will:

(i) Review the resignation of any director;

(ii) Review the Board’s committee structure and recommend to the Board the appointment of committee members and chairs;

(iii) Define and articulate the Corporation’s overall corporate governance structures, including the development and recommendation to the Board of Directors of Isramco’s Corporate Governance Guidelines;

(iv) Review guidelines periodically, recommending changes as necessary to reflect sound governance practices;

(v) Review the Company’s position and practices on significant issues of corporate public responsibility such as protection of the environment, and philanthropic contributions.

CONFLICT COMMITTEE

The Conflict Committee consists of Asaf Yarkoni and Frans Sluiter, two independent directors.  Although the Conflict Committee does not have a written charter, before any transaction between the Company and an officer or director, or between the Company and any entity controlled by an officer or director, it must be submitted for approval by the Conflict Committee.  The Conflict Committee, except as may be otherwise specified by the Board of Directors by unanimous written consent, has all the power and authority of the Board of Directors in connection with approving and authorizing proposed transactions between the Company and an officer, director, or entity controlled by an officer or director.  In that role, the Conflict Committee has reviewed and approved sales of affiliated company stock and all affiliated company financing agreements. The Conflict Committee met or acted by unanimous consent four times in 2013.

COMPENSATION COMMITTEE

The Compensation Committee consists of Max Pridgeon, Itai Ram and Joseph From and is responsible for reviewing the compensation arrangements in effect for the Company's executive officers. The Compensation Committee met once in 2013.

By reason of Joseph From service on the Compensation Committee, all of the members of the Compensation Committee are not independent directors within the meaning of the NASDAQ rules.  Rule 5615 of the NASDAQ rules allows a “Controlled Company” to have a compensation committee that does not consist solely of independent directors. The NASDAQ Rules were recently amended to provide new requirements and requiring an annual certification of annual compliance with the rules. The Company believes that it was a “Controlled Company” in 2013 and continues to be a “Controlled Company” within the meaning of the NASDAQ rules and will maintain a compensation committee that does not consist solely of independent directors and otherwise not comply with compensation committee requirements imposed on other companies (that are not controlled companies) under the NASDAQ Rules on that basis. The Company intends to file its annual certification on that basis. This is because at all times during 2013 through the date of this filing, a majority of its shares are controlled by Haim Tsuff. The Company maintains a compensation committee that does not consist solely of independent directors in reliance upon Rule 5615.

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

The Compensation Committee reviews and recommends for Board approval compensation arrangements for our executive officers, key employees, and non-employee directors. The Compensation Committee recommends all incentive compensation awards, which are then subject to board review and approval.  The Chief Executive Officer recommends to the Compensation Committee the goals, objectives, and compensation for all executive officers and key employees, except himself, and responds to requests for information from the Compensation Committee. Our Chief Executive Officer has no role in approving his own compensation. The Compensation Committee periodically reviews and recommends the compensation of non-executive directors. The Compensation Committee does not delegate its authority and has the sole responsibility of retaining outside counsel or other consultants for the purpose of executing its mandate.

THE INDEPENDENT DIRECTOR COMMITEE

The current members of the Independent Directors Committee are Max Pridgeon, Asaf Yarkoni, Frans Sluiter and Itai Ram.  The Independent Director Committee met five times in 2013.   The purpose of the Independent Director Committee is to serve as a disinterested body of the Board exercising oversight and independent judgment to recommend to the Board those measures the Committee reasonably believes to be in the long-term best interests of the Company.  The Independent Director Committee operates with a view to protect the interests of both the Company and its shareholders with due regard to the interests of the minority shareholders of the Company. In 2013, the Committee approved a written charter, which was later approved by the full Board.

TRADING COMPLIANCE CONTROL COMMITTEE

The Board of Directors has a committee consisting of Edy Francis and Anthony James, both non-directors, as responsible for ensuring compliance with the Company’s stock trading and market communication policy.  This is not a committee of the board, but a monitoring and reporting function to the Board.

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

Item 11.  Executive Compensation

Summary Compensation

The following table sets forth information for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 and concerning compensation of the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary	Cash Bonus	Stock Awards	All Other Compensation	Total
Haim Tsuff	2013	$360,000	$0	$0	$0	$360,000
Chairman, Chief Executive Officer, President	2012	360,000	0	0	0	360,000
	2011	360,000	0	0	0	360,000

Edy Francis	2013	85,658	125,000	0	44,983	255,641
Senior Vice President, Chief Financial Officer	2012	84,600	100,000	0	44,983	229,583
	2011	84,600	75,000	0	47,698	207,298

Zeev Koltovskoy (1)	2013	63,750	30,000	0	29,642	123,392
Chief Accounting Officer	2012	24,375	10,000	0	27,766	62,141

Anthony James (2)	2013	82,727	20,000	0	1,553	104,280
Legal Counsel & Secretary

Curt Warnock (3)	2013	83,958	0	0	5,787	89,745
Legal Counsel & Secretary	2012	155,000	0	0	10,280	165,280
	2011	26,154	750	0	0	26,904

(1)           Mr. Koltovskoy joined the Company in 2012 and was named Chief Accounting Officer in December 2012.
(2)           Mr. James joined the Company in May 2013 and was named Secretary in August of 2013.
(3)           Mr. Warnock joined the Company in November 2011 and resigned in June of 2013.

EMPLOYMENT/CONSULTING AGREEMENTS

On November 17, 2008, the Company and Goodrich Global Ltd. (“Goodrich”), a company owned and controlled by Mr. Haim Tsuff, the Company's Chairman of the Board, Chief Executive Officer and President, entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008, and January 1, 2011 (the “Goodrich Agreement”). The Goodrich Agreement replaced the consulting agreement entered into in May 1996 between the Company and Goodrich which terminated on May 31, 2008, pursuant to which the Company paid $240,000 per annum in installments of $20,000 per month. Under the Goodrich Agreement, as of June 1, 2008, the Company pays Goodrich $360,000 per annum in installments of $30,000 per month in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered to the Company. The Company’s payment of $360,000 per year under the Goodrich Agreement is reflected above as the salary of Haim Tsuff, the Company’s Chairman, Chief Executive Officer and President. The Goodrich Agreement had an initial term through May 31, 2011, and automatically extended by its terms for an additional three-year period. The Goodrich Agreement contains certain customary confidentiality and non-compete provisions.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Except as described under the agreements listed above, there are no payments or other obligations in the event of termination or change-in-control.

DIRECTOR COMPENSATION:

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2013:

	FEES	OPTION
	EARNED	AWARDS	TOTAL
NAME (1)	($)	($) (2)	($)
Joseph From	$4,500	--	$0
Max Pridgeon	$16,500	--	$0
Itai Ram	$7,500	--	$0
Asaf Yarkoni	$18,500	--	$0
Frans Sluiter	$16,500	--	$0

(1)  No cash fees were paid to the Directors in 2013.  Compensation for their service to the Company in 2013 was paid in 2014.

Stockholder Matters.

Item 12.  Security Ownership Of Management And Certain Beneficial Owners

The following table sets forth certain information, as of the April 29, 2014, concerning the ownership of the Common Stock by (a) each of the Company's directors, (b) the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Legal Counsel and Corporate Secretary, and former Legal Counsel and Corporate Secretary (the “Named Executive Officers), (c) all current directors, executive officers of the Company as a group; and (d) each person who beneficially owns more than five percent of the Company’s Common Stock.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Common Stock (2)
Haim Tsuff, Chairman, CEO, and President	1,825,324	(3) (4) (5) (6)	67.16%

Naphtha Holding Ltd.	1,763,645	(4)	64.89%

Naphtha Israel Petroleum Corp.	1,763,645	(4)	64.89%

United Kingsway Ltd.	1,763,645	(4)	64.89%

YHK Investment L.P.	1,763,645	(4)	64.89%

J.O.E.L. Jerusalem Oil Exploration Ltd.	1,763,645	(4)	64.89%

Equital Ltd.	1,763,645	(4)	64.89%

Naphtha Exploration LP	7,804	(5)	*

I.O.C. Israel Oil Company, Ltd	102,000	(6)	2.87%

Joseph From, Director	-		-

Max Pridgeon, Director	-		-

Itai Ram, Director	-		-

Frans Sluiter, Director	-		-

Asaf Yarkoni, Director	-		-

Edy Francis, Chief Financial Officer	-		-

Zeev Koltovskoy, Chief Accounting Officer (7)	-		-

Anthony James, Legal Counsel and Corporate Secretary(8)	-		-

Curt L. Warnock, Legal Counsel and Corporate Secretary(9)	-		-

All directors and executive officers as a group (9 persons)	1,825,324	(1-10)	67.16%

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

Mr. Tsuff is the sole director and holds all of the outstanding voting shares of United Kingsway Limited (“United Kingsway”), a Bahamian private company.  United Kingsway holds 74% of the outstanding membership interests in each of YHK Investment L.P (“YHK LP”), an Israeli limited partnership and YHK General Manager Ltd. (“YHK Manager”), a private Israeli company that serves as the general partner of YHP LP.   YHK LP holds 44.5% of the outstanding voting securities of Equital Ltd. (“Equital”), an Israeli public company listed on the Tel Aviv Exchange.

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

(6)  Haim Tsuff, the Company’s Chairman of the Board, Chief Executive Officer and President, may be deemed to control the shares held directly by I.O.C. Israel Oil Company Ltd., an Israeli private company (“I.O.C.”) through control of J.O.E.L. and Naphtha Petroleum, the latter of which controls I.O.C.

(7)  Mr. Koltovskoy joined the Company in September 2012 as Director of Finance and was named Chief Accounting Officer in December 2012.

(8)  Mr. James joined the Company in May 2013 and was named Legal Counsel & Secretary in August 2013.

(9)  Curt L. Warnock resigned in 2013.

(10) See Notes 3 through 6 above.

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

The following table sets forth information as of December 31, 2013 with respect to the Company's equity compensation plan that has been approved by its stockholders.

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

Loans:

In 2007 and 2008, the Company borrowed money from related parties in order to purchase the oil and gas properties in transactions with Five States Energy (in 2007) and GFB Acquisition – 1, L.P and TransRepublic Resources (in 2008).  Specifically:

A.            In order to obtain the funds necessary to consummate the Company’s February 2007 purchase of oil and gas properties from Five States Energy, the Company obtained four (4) loans totaling $49 million from Naphtha Petroleum (and subsidiaries thereof), two of which have been fully satisfied. The two (2) following described loans remain in force and effect, to wit:
i)           Loan Agreement dated as of February 27, 2007 (the "Naphtha Loan Agreement"), whereby the Company obtained an unsecured loan from Naphtha Petroleum in the original principal amount of $11.5 million, payable at the end of seven years.  Interest accrues at a rate of LIBOR plus 6% per annum.   Effective February 1, 2009, the Naphtha Loan Agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.  Thereafter, by Amendment to Loan Agreements and Notes dated effective March 1, 2013, the Naphtha Loan Agreement and its underlying promissory note were amended to extend its maturity date to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of April 1, 2014, approximately $11.5 million in principal remains outstanding.

ii)           Loan Agreement dated as of February 27, 2007, whereby the Company obtained an unsecured loan from I.O.C. in the principal amount of $12 million, repayable after five years (the “First I.O.C. Loan Agreement”).  Interest on this loan accrues at LIBOR plus 6% per annum.  There is no prepayment penalty.  The original Maturity date on the loan was February 26, 2014.  Effective February 1, 2009, the loan agreement was amended and restated to extend the payment deadlines arising on and after February, 2009, by two years.  By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the First I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.    As of April 1, 2014, approximately $12.0 million in principal remains outstanding under the First I.O.C. Loan Agreement.

As noted in Section 12 above, I.O.C. is owned by Naphtha Petroleum.  Naphtha Petroleum is the sole shareholder of Naphtha Holdings, and together Naphtha Petroleum and Naphtha Holdings are the record holders of approximately 64.89% of the Company’s outstanding Common Stock. Naphtha Petroleum may be deemed to be controlled by Haim Tsuff, the Chairman of the Board, Chief Executive Officer and President of Isramco.

B.           In order to obtain the funds necessary to consummate the March 2008 purchase of oil and gas properties from GFB Acquisition – I, L.P. and TransRepublic Resources Ltd., the Company obtained loans from J.O.E.L., a related party, in the aggregate original principal amount of $48.9 million.  These loans were initially repayable at the end of 4 months and bore interest at a rate of LIBOR plus 1.25% per annum. On May 25, 2008, the Company and J.O.E.L. entered into an Amended and Restated Loan Agreement (the “J.O.E.L. Loan Agreement”) that revised the terms of these loans and, among other things, extended the maturity date for an additional seven (7) years.  Under the J.O.E.L. Loan Agreement, interest accrues at a rate equal to the LIBOR plus 6.0% per annum. Pursuant to the terms of the J.O.E.L. Loan Agreement, the loans remain unsecured and there is no prepayment penalty.  Initially, principal and interest were due and payable in four equal annual installments, commencing on June 30, 2012.   The J.O.E.L. Loan is unsecured except to the extent of any accounts of the Company held by J.O.E.L. which were not material in amount.   By Amendment to Amended and Restated Loan Agreement and Note dated June 30, 2013, the J.O.E.L. Loan Agreement was amended to extend the maturity date to June 30, 2017, and to amend the repayment schedule of the J.O.E.L. Loan Agreement and the underlying promissory note to require principal and accrued interest to be paid in three (3) installments due on June 30th of each year commencing June 30, 2015. The other terms of the loan agreement and note remained unchanged.  As of April 1, 2014, approximately $43.7 million remains outstanding.  By virtue of the corporate structure identified in Section 12 above, J.O.E.L. may be deemed to be under the control of Haim Tsuff.

C.           In July 2009, the Company entered into a loan transaction with I.O.C., a related party, pursuant to which the Company borrowed $6 million (the “Second I.O.C. Loan Agreement”).  The funds provided under the Second I.O.C. Loan Agreement were used by Isramco Resources, LLC, as payment to Bank of Nova Scotia, as administrative agent, and Capital One, N.A., as a syndication agent, under a Senior Credit Agreement in order to reduce the outstanding balance below the borrowing base and avoid the imposition of additional interest under the terms of said Senior Credit Agreement.  Amounts outstanding under the Second I.O.C. Loan Agreement bear interest at LIBOR plus 6.0%. The Second I.O.C. Loan originally matured five years from its effective date, with accrued interest payable annually on each anniversary date of the loan.  The Second I.O.C. Loan is unsecured and may be prepaid at any time without penalty.   By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the Second I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of April 1, 2014, approximately $6.0 million remains outstanding under the Second I.O.C. Loan Agreement.

         D.           In March 2009, the Company entered into a loan transaction with I.O.C., a related party, pursuant to which the Company borrowed $11.0 million (the “Third I.O.C. Loan Agreement”).  The purpose of the Third I.O.C. Loan Agreement was to provide funds for Isramco Resources, LLC, to pay all amounts due under a credit facility and then existing hedges with Wells Fargo Bank National Association, and to provide funding for the Company’s other corporate purposes.   The Third I.O.C. Loan is unsecured, bears interest at LIBOR plus 6.0%, and has no prepayment penalty.  The original maturity date of the Third I.O.C. Loan was March 2012.  The Third IOC Loan agreement was renegotiated in October 2012 extending the maturity date from March 2012 to September 2012 and reducing the interest rate from LIBOR plus 6.0% to LIBOR plus 5.5%. By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the Third I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of April 1, 2014, approximately $6,456,000 in principal amount remains outstanding.

E.           On March 29, 2012, the Company entered into a Loan Agreement with I.O.C. pursuant to which it borrowed $3,500,000 (the “Fourth I.O.C. Loan Agreement”). The Fourth I.O.C. Loan Agreement bears interest at a rate of Libor plus 5.5% per annum and contained an original maturity date of March 29, 2013, when all accrued interest and principal is due and payable. The loan is unsecured and may be prepaid at any time without penalty or premium. The purpose of the loan was to provide funds to Isramco for the payment of amounts were due to the Lenders under a senior credit facility.  By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the Fourth I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of April 1, 2014, approximately $3.5 million in principal remains outstanding.

F.           On April 29, 2012, the Company entered into another Loan Agreement with I.O.C., pursuant to which it borrowed $10,000,000 (the “Fifth I.O.C. Loan Agreement”). The Fifth I.O.C. Loan Agreement bears interest of Libor + 5.5% per annum and originally matured on April 30, 2013, when all accrued interest and principal was due and payable. The loan is unsecured and may be prepaid at any time without penalty or premium. The loan was funded by I.O.C. in three monthly installments starting April 2012. The purpose of the loan was to provide funds to Isramco for the payment of amounts that were due to the Lenders under a Senior Credit Facility that was paid in full June 29, 2012.  By Amendment to Loan Agreement and Notes dated effective March 1, 2013, the Fifth I.O.C. Loan Agreement, together with four other I.O.C. Loan Agreements, were amended to extend their maturity dates to December 31, 2018, and to provide a specific repayment schedule for accrued interest and outstanding principal.  As of April 1, 2014, approximately $10.0 million in principal remains outstanding.

G.           On February 13, 2013, the Company entered into another Loan Agreement with I.O.C. (the “Sixth I.O.C. Loan”) pursuant to which it borrowed $1,500,000. The loan bears interest of Libor+6% per annum and matures on February 13, 2018, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to back up a Letter of Credit.  As of April 1, 2014, approximately $1.5 million in principal remains outstanding.

Review, Approval or Ratification of Transaction with Related Persons

On January 11, 2012, the Board of Directors established a Conflict Committee consisting of two independent directors, Frans Sluiter and Asaf Yarkoni, to review and approve all related party transactions. The Conflict Committee has the authority to exercise, except as may be otherwise specified by the Board of Directors by unanimous written consent or otherwise, all the power and authority of the Board of Directors in connection with approving and authorizing proposed transactions between the Company and any director or officer of the Company (or any entity controlled by any director or officer of the Company) (each, a “Conflict Transaction”).  With respect to any Conflict Transaction that is required to be submitted to the stockholders of the Company for approval, the Conflict Committee shall have the authority to propose to the entire board of directors, for its consideration, what action, if any, should be taken by the Company with respect to such Conflict Transaction.

Director Independence

The Board of Directors has determined that each of the Company's directors other than Messrs. Haim Tsuff and Joseph From are "independent directors" within the meaning of the NASDAQ rules.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

The following table presents fees for professional audit services rendered by M&B for the audit of the Company's annual financial statements for fiscal years 2013 and 2012 and fees billed for other services rendered during 2013 and 2012.

Type of Service/Fee	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$345,000	$345,000

Audit Related Fees (2)	$-	-

Tax Fees (3)	$-	29,100

All Other Fees (4)	$-	45,360

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

(3) Tax Fees consist of fees for tax compliance, tax advice and tax planning.  In 2013, M&B did not provide these services for the Company.

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

10.2
Loan Agreement, dated as of February 27, 2007, between Isramco, Inc., and Naphtha Israel Petroleum Corp., Ltd., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.

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

10.12
First Amendment to Loan Agreement dated as of February 1, 2009, between Isramco, Inc., and Naphtha Israel Petroleum Corp., Ltd.($11.5 million) filed as an Exhibit to the 10-K for the year ended December 31, 2009 and incorporated herein by reference.

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

10.21
Amendment to Amended and Restated Loan Agreement and Note between Isramco Inc. and J.O.E.L. Jerusalem Oil Exploration, Ltd dated June 30, 2013 filed as an Exhibit to 10-Q for the quarter ended June 2013 and incorporated herein by reference.

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

14.1	Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

23.1	Consent of Cawley, Gillespie & Associates, Inc., filed as an Exhibit to Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

23.2	Consent of Netherland, Sewell & Associates, Inc., filed as an Exhibit to Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

99.1	Cawley, Gillespie & Associates, Inc. Reserves Report, filed as an Exhibit to Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

99.2	Netherland, Sewell & Associates, Inc. Reserves Report, filed as an Exhibit to Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

__________________________
 +  Management Agreement
* Filed herewith

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ HAIM TSUFF
HAIM TSUFF,
CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: April 29, 2014

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: April 29, 2014