Form 10-Q
period 2014-03-31
ISRAMCO INC
filed 2014-05-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of May 9, 2014, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of March 31, 2014	As of December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$3,296	$4,149
Accounts receivable, net of allowances for doubtful accounts of $556 and $536	17,554	14,755
Restricted cash	61	1,561
Inventories	496	428
Deferred tax assets	6,872	6,539
Prepaid expenses and other	1,015	911
Total Current Assets	29,294	28,343

Property and Equipment, at cost – successful efforts method:
Oil and gas properties	237,663	236,399
Advanced payment for equipment and oil and gas properties	660	330
Production service equipment and other	42,975	36,836
Total Property and Equipment	281,298	273,565
Accumulated depreciation, depletion and amortization and impairment	(155,660)	(153,147)
Net Property and Equipment	125,638	120,418

Deferred tax assets and other	8,010	9,152
Total assets	$162,942	$157,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,603	$13,906
Bank overdraft	-	791
Short term debt	804	601
Due to related party and accrued interest	15,533	15,275
Total current liabilities	29,940	30,573

Due to related party and accrued interest	96,723	96,035

Other Long-term Liabilities:
Asset retirement obligations	19,018	18,814
Total liabilities	145,681	145,422

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,268
Accumulated deficit	(7,180)	(11,257)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	16,536	11,874
Non controlling interest	725	617
Total equity	17,261	12,491
Total liabilities and shareholders’ equity	$162,942	$157,913

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues
Oil and gas sales	$14,690	$8,472
Production services	6,414	2,704
Office services	134	148
Other	130	128
Total revenues	21,368	11,452

Operating expenses
Lease operating expense, transportation and taxes	4,619	4,529
Depreciation, depletion and amortization	2,513	2,503
Accretion expense	204	215
Production services	4,689	2,019
Loss (gain) from plug and abandonment	(2)	217
General and administrative	1,309	1,190
Total operating expenses	13,332	10,673
Operating income	8,036	779

Other expenses
Interest expense, net	1,658	1,569
Capital gain	(2)	(6)
Total other expenses	1,656	1,563

Income (loss) before income taxes	6,380	(784)
Income tax (expense) benefit	(2,195)	275

Net income (loss)	$4,185	$(509)
Net income (loss) attributable to non-controlling interests	108	(1)
Net income (loss) attributable to Isramco	$4,077	$(508)

Earnings (loss) per share – basic:	$1.50	$(0.19)

Earnings (loss) per share – diluted:	$1.50	$(0.19)

Weighted average number of shares outstanding basic:	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$4,185	$(509)
Other comprehensive income
Comprehensive income (loss)	$4,185	$(509)
Comprehensive income (loss) attributable to non-controlling interests	108	(1)
Comprehensive income (loss) attributable to Isramco	$4,077	$(508)

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows From Operating Activities:
Net income (loss)	$4,185	$(509)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	2,513	2,503
Bad debt expense	20	-
Accretion expense	204	215
Changes in deferred taxes	2,195	(275)
Capital gain	(2)	(6)
Changes in components of working capital and other assets and liabilities
Accounts receivable	(2,820)	505
Prepaid expenses and other current assets	(987)	77
Due to related party	1,655	1,601
Inventories	(68)	18
Accounts payable and accrued expenses	(2,059)	(2,216)
Net cash provided by operating activities	4,836	1,913

Cash flows from investing activities:
Addition to property and equipment, net	(6,097)	(3,475)
Restricted cash and deposit, net	1,500	(1,500)
Proceeds from sale of marketable securities	-	38
Net cash used in investing activities	(4,597)	(4,937)

Cash flows from financing activities:
Proceeds on loans – related parties, net	-	1,500
Borrowings (repayments) of bank overdraft, net	(791)	1,583
Repayments of short - term debt, net	(301)	-
Net cash provided by (used in) financing activities	(1,092)	3,083

Net increase (decrease) in cash and cash equivalents	(853)	59
Cash and cash equivalents at beginning of period	4,149	615
Cash and cash equivalents at end of period	$3,296	$674

See notes to the unaudited condensed consolidated financial statements.

Isramco Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. and its subsidiaries and affiliated companies (together referred to as “We”, “Our”, “Isramco” or the “Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a well service company that provides well maintenance and workover services, well completion, and recompletion services.

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s 2013 Annual Report on Form 10-K.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013 and Isramco’s financial position as of March 31, 2014.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s condensed consolidated financial statements.

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

Risk Management Activities

The Company follows Accounting Standards Codification (ASC) 815, Derivatives and Hedging. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company has elected not to designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net loss (gain) on derivative contracts” in the consolidated statements of operations.

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

Note 2 - Supplemental Cash Flow Information

There were no cash payments for interest or taxes for the three-month periods ended March 31, 2014 and 2013 respectively.

The condensed consolidated statement of cash flows for the period ended March 31, 2014 excludes the following non-cash transactions:

●	Property and equipment of $1,627,000 included in accounts payable.
●	Insurance premiums financed through issuance of short term debt of $504,000.
●	Proceeds from short swing profits from parent company of $585,000. This resulted in a reduction of $709,000 due to related party accrued interest, and an increase of $124,000 to accounts payable.

The condensed consolidated statement of cash flows for the three-month period ended March 31, 2013 excludes the following non-cash transactions:

●	Property and equipment of $177,000 included in accounts payable.

Note 3 - Debt and Interest Expense

Long-Term Related Party Debt as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	43,701	43,701
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	1,500
Accrued interest	17,248	16,299
	111,905	110,956
Less: Current Portion of Long-Term Debt and Accrued Interest	(15,182)	(14,921)
Total	96,723	96,035

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

As we disclosed in our 2013 Annual Report on Form 10K under Note 5. Long-Term Debt and Interest Expense, on March 1, 2013 Loan agreements and notes with aggregated principal amount of $49,456,000 were amended. The terms of all these loans and notes between the Company and related parties were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on all of the loans and notes to require interest only payments on December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 along with all outstanding principal paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of these loan agreements and notes remained unchanged.

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

Isramco also had related party payables of $351,000 and $354,000 as of March 31, 2014, and December 31, 2013, respectively which are included in the Due to related party and accrued interest section of the condensed consolidated balance sheets.

Short-Term Debt

As of March 31, 2014 and December 31, 2013 outstanding debt from short-term insurance financing agreements totaled $804,000 and $601,000 respectively. During the first quarter of 2014 the Company borrowed an additional $504,000 and made cash payments totaling $301,000. The Company also reduced the bank overdraft by $791,000.

Interest expense

The following table summarizes the amounts included in interest expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Current debt, long-term debt and other - banks corporation	$-	$-
Long-term debt – related parties	1,658	1,569
	$1,658	$1,569

Note 4 - Tamar Field Proceeds

In our annual Annual report on form 10K for the year ended December 31, 2013 in ITEM 1. BUSINESS, we disclosed our overriding royalty interest in Tamar Field offshore Israel.

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

During three months ended March 31, 2014 the Tamar Field net sales applicable to Isramco amounted to 855,984 Mcf of natural gas and 1,166 Bbl of condensate with prices of $5.84 per Mcf and $101.55 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,102,000. Israeli Tax Authorities withheld $1,352,000 of this revenue which is recognized as an asset on the Company’s balance sheet.

Note 5 - Segment Information

Isramco’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences, unique technology, distribution and marketing requirements. The Company’s two reporting segments are oil and gas exploration and production and well service. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and natural gas liquids (“NGLs”). The well service segment is engaged in rig-based and workover services, well completion and recompletion services, plugging and abandonment of wells and other ancillary oilfield services.

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

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended March 31, 2014:
Sales revenues
United States	$9,588	$6,414	$-	$16,002
Non-U.S.	5,102	-	-	5,102
Intersegment revenues	-	285	(285)	-
Office services and other	294	-	(30)	264

Total revenues and other	14,984	6,699	(315)	21,368

Operating costs and expenses	7,965	5,682	(315)	13,332
Interest expenses, net	1,183	475	-	1,658
Other income, net	(2)	-	-	(2)

Total expenses and other	9,146	6,157	(315)	14,988

Income before income taxes	$5,838	$542	$-	$6,380
Net Income	3,795	390	-	4,185
Net income attributable to noncontrolling interests	-	108	-	108
Net Income attributable to Isramco	3,795	282	-	4,077
Total Assets	$113,879	$49,063	$-	$162,942

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended March 31, 2013:
Sales revenues
United States	$8,472	$2,704	$-	$11,176
Non-U.S.	-	-	-	-
Intersegment revenues	-	590	(590)	-
Office services and other	306	-	(30)	276

Total revenues and other	8,778	3,294	(620)	11,452

Operating costs and expenses	8,318	2,975	(620)	10,673
Interest expenses, net	1,238	331	-	1,569
Other income, net	-	(6)	-	(6)

Total expenses and other	9,556	3,300	(620)	12,236

Loss before income taxes	$(778)	$(6)	$-	$(784)
Net Loss	(505)	(4)	-	(509)
Net loss attributable to noncontrolling interests	-	(1)	-	(1)
Net loss attributable to Isramco	(505)	(3)	-	(508)
Total Assets	$132,150	$24,160	$-	$156,310

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

In our annual 10K report for December 31, 2013 in ITEM 1. BUSINESS, we disclosed our overriding royalty interest in Tamar Field offshore Israel.

In 2009, two natural gas discoveries, known as "Tamar" and "Dalit", were made within the area covered by Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases"). The Leases are scheduled to expire in December 2038 and cover the Tamar Field. The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters.

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).

On March 31, 2013 the Tamar Field began its initial production of the natural gas.

During three months ended March 31, 2014 the Tamar Field net sales applicable to Isramco amounted to 855,984 Mcf of natural gas and 1,166 Bbl of condensate with prices of $5.84 per Mcf and $101.55 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,102,000. Israeli Tax Authorities withheld $1,352,000 of this revenue which is recognized as an asset on the Company’s balance sheet.

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

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2014 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

The Company is also in negotiations for one or more credit facilities with several commercial lenders, to obtain a new credit facility on terms most favorable to the Company. The Company hopes to obtain a new credit facility that would replace its existing financing from affiliated parties and also provide additional financing for Company operations and investments. While the Company believes that it has made substantial progress in obtaining a new facility, the process is ongoing.  Accordingly, the Company remains uncertain as to whether it will be successful in obtaining new replacement financing or, if it is obtained, the timetable upon which such facility will be closed and other material terms and conditions. The Company believes that the current sources of its affiliate financing will remain flexible and additional funding will be made available if needed until a new commercial credit facility can be obtained.

During the three months ended March 31, 2014, our cash decreased by $0.9 million. Specifically, the net cash provided by operating activities of $4.8 million and a release of restricted cash in the amount of $1.5 million were offset by an investment of $6.1 million in well service equipment and oil and gas properties and $1.1 million in repayments of short-term debt and bank overdraft.

Debt

	As of March 31,	As of December 31,
	2014	2013
Long – term debt – related party	$94,657	$94,657
Current maturities of long-term debt, short-term debt and bank overdraft	804	1,392
Total debt	$95,461	$96,049

Stockholders’ equity	$17,261	$12,491

Debt to capital ratio	85%	88%

As of March 31, 2014, our total debt was $95,461,000, compared to total debt of $96,049,000 at December 31, 2013.

Cash Flow

Our primary source of cash during the three months ended March 31, 2014 was cash flow from operating activities. In 2014, cash received from operations and the release of restricted cash was primarily used for investments in well service equipment and oil and gas properties. In 2013, cash received from operations and proceeds from loan of related party was primarily used for investments in equipment for well service subsidiary, oil and gas properties and a restricted cash deposit.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows provided by operating activities	$4,836	$1,913
Cash flows used in investing activities	(4,597)	(4,937)
Cash flows provided by (used in) financing activities	(1,092)	3,083
Net increase (decrease) in cash	$(853)	$59

Operating Activities, During the three months ended March 31, 2014, compared to the same period in 2013, net cash flow provided by operating activities increased by $2,923,000 to $4,836,000. The increase was primarily attributable to proceeds from our overriding royalty interest in the Tamar Field offshore Israel, revenues from our well service segment, and an increase in revenues from our United States based production operations. This increase was partially offset by changes in the working capital.

The increase in revenues from crude oil, natural gas and natural gas liquids (“NGLs”) was caused by an increase in prices for crude oil, natural gas, and NGLs and an increase in sales volumes of crude oil, which were slightly offset by a decrease in sales volumes of natural gas and NGLs. The average crude oil prices for the three months ended March 31, 2014 were $95.84/Bbl compared to $90.16/Bbl, natural gas $5.35/Mcf compared to $3.92/Mcf, and NGLs $39.90/Bbl compared to $30.71/ Bbl for the three months ended March 31, 2013.

Investing Activities, Net cash flows used in investing activities for the three months ended March 31, 2014 and 2013 were $4,597,000 and $4,937,000, respectively. During the first three months of 2014, the Company invested $6,097,000 in equipment for well service subsidiary and oil and gas properties and decreased the restricted cash balance by $1,500,000.

Financing Activities, Net cash flows provided by (used in) financing activities were ($1,092,000) and $3,083,000 for the three months ended March 31, 2014 and 2013, respectively. In the first quarter of 2014 the Company made payments on insurance premium financing in the amount of $301,000 and reduced its bank overdraft by $791,000.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Selected Data
	Three Months Ended March 31,
	2014	2013
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$9,588	$8,472
Non-U.S.	5,102	-
Production Services	6,414	2,704
Other	264	276
Total revenues and other	21,368	11,452

Cost and expenses	13,332	10,673
Other expenses	1,656	1,563
Income tax (expense) benefit	(2,195)	275
Net income (loss) attributable to common shareholders	4,185	(509)
Net income (loss) attributable to non-controlling interests	108	(1)
Net income (loss) attributable to Isramco	4,077	(508)
Earnings (loss) per common share – basic	$1.50	$(0.19)
Earnings (loss) per common share – diluted	$1.50	$(0.19)

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$10,755	$3,503
Sales volumes United States (MBOE)	163	172
Sales volumes Non-U.S. (MBOE)	144	-

Average cost per BOE United States:
Production (excluding transportation and taxes)	$21.95	$20.54
General and administrative	$8.01	$6.92
Depletion	$11.66	$12.87

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income attributable to Isramco in the first quarter of 2014 was $4,077,000 or $1.50 per share. This compares to net loss of $508,000 or $0.19 per share for the same period in 2013.

This increase was primarily due to revenues from our overriding royalty interest in Tamar Field offshore Israel, increase in revenues from well service activities, and increase in United States based production revenues. These increases were partially offset by increased operating and income tax expenses.

Revenues, Volumes and Average Prices (United States)
Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2014	2013	Δ vs. 2013
Gas sales	$2,318	$1,850	25%
Oil sales	6,217	5,691	9
Natural gas liquid sales	1,053	931	13
Total	$9,588	$8,472	13%

Our sales revenues from U.S. based oil and gas operations for the first quarter of 2014 increased by 13% when compared to same period in 2013 due to higher prices received for natural gas, NGLs, and crude oil and higher volumes produced of crude oil. This increase was partially offset by a decrease sales volumes of natural gas and NGLs.

Revenues, Volumes and Average Prices (Non-U.S.)

During three months ended March 31, 2014 the Tamar Field net sales applicable to Isramco amounted to 855,984 Mcf of natural gas and 1,166 Bbl of condensate with prices of $5.84 per Mcf and $101.55 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,102,000.

Volumes and Average Prices (United States)

	Three Months Ended March 31,
	2014	2013	Δ vs. 2013
Natural Gas
Sales volumes Mmcf	433.1	471.9	(8)%
Average Price per Mcf	$5.35	$3.92	37
Total gas sales revenues (thousands)	$2,318	$1,850	25%

Crude Oil
Sales volumes MBbl	64.9	63.1	3%
Average Price per Bbl	$95.84	$90.16	6
Total oil sales revenues (thousands)	$6,217	$5,691	9%

Natural gas liquids
Sales volumes MBbl	26.4	30.3	(13)%
Average Price per Bbl	$39.90	$30.71	30
Total natural gas liquids sales revenues (thousands)	$1,053	$931	13%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

The company’s natural gas sales volumes decreased by 8%, crude oil sales volumes increased by 3%, and natural gas liquids sales volumes decreased by 13% for the first quarter of 2014 compared to the same period of 2013.

Our average natural gas price received for the first quarter of 2014 increased by 37%, or $1.43 per Mcf, when compared to the same period of 2013. Our average crude oil price for the first quarter of 2014 increased by 6%, or $5.68 per Bbl, when compared to the same period of 2013. Our average natural gas liquids price for the first quarter of 2014 increased by 30%, or $9.19 per Bbl, when compared to the same period of 2013.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended March 31, 2014 compared to the same period of 2013.

In thousands	Natural Gas	Oil	Natural gas liquids
2013 sales revenues	$1,850	$5,691	$931
Changes associated with sales volumes	(152)	158	(120)
Changes in prices	620	368	242
2014 sales revenues	$2,318	$6,217	$1,053

Operating Expenses

	Three Months Ended March 31,
In thousands except percentages	2014	2013	Δ vs. 2013
Lease operating expense, transportation and taxes	$4,619	$4,529	2%
Production services	4,689	2,019	132
Depreciation, depletion and amortization of oil and gas properties	1,905	2,215	(14)
Depreciation, depletion and amortization of production equipment	608	288	111
Accretion expense	204	215	(5)
Loss (gain) from plugging and abandonment of wells	(2)	217	(101)
General and administrative	1,309	1,190	10
	$13,332	$10,673	25%

During three months ended March 31, 2014, our operating expenses increased by 25% when compared to the same period of 2013 due to the following factors:

•
Lease operating expenses, transportation costs and taxes increased by 2%, or $90,000, in 2014 when compared to 2013. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $1.40 per MBOE to $21.95 per MBOE in 2014 from $20.54 per MBOE in 2013. The increase in average lease operating cost per unit was a result of decrease in sales volumes.

•
The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $2,670,000 in 2014 compared to 2013 due to expansion of the well service operations following purchase of additional workover rigs, auxiliary equipment and hiring additional personnel.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 14%, or $310,000 in 2014 when compared to 2013, primarily due to a 2013 impairment of $23,161,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $1.20 per MBOE to $11.66 per MBOE in 2014 from $12.87 per MBOE in 2013.

•
Well service equipment depreciation – the amounts represent depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase in depreciation expenses in the first quarter of 2014 of $320,000 associated with increase in the number of workover rigs and the amount of auxiliary equipment.

•
General and administrative expenses increased by 10%, or $119,000 in 2014 when compared to 2013 primarily due to increase in consultants fees, payroll expenses associated with the growth of the well service operations and slight increase in bad debt allowance.

Other expenses (income)

	Three Months Ended March 31,
In thousands except percentages	2014	2013	Δ vs. 2013
Interest expense, net	$1,658	$1,569	6%
Capital (Gain) Loss	(2)	(6)	(67)
	$1,656	$1,563	6%

Interest expense.  Isramco’s interest expense increased by 6%, or $89,000, for the three months ended March 31, 2014 compared to the same period of 2013.  This increase was primarily due to higher average outstanding loans balance during the first quarter of 2014 compared to 2013.

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

	Three Months Ended March 31,
In thousands except percentages	2014	2013
Income (loss) from operations before income taxes	$6,380	$(784)
Depreciation, depletion and amortization expense	2,513	2,503
Interest expense	1,658	1,569
Accretion Expenses	204	215
Consolidated Adjusted EBITDAX	$10,755	$3,503

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk. If oil and natural gas prices decline significantly our ability to finance our capital budget and operations could be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have adopted a risk management policy which allows for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The type of derivative instrument that we typically utilize is swaps. The total volumes which we hedge through the use of our derivative instruments vary from period to period.  Currently, we have no open positions or contracts in place.

When such contracts are in place, we are exposed to market risk on our open derivative contracts of non-performance by our counterparties. However, we usually do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings.

We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Currently, no interest rate swaps are in place.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

We have previously disclosed information relating to two putative shareholder derivative petitions that were filed by individual shareholders of the Company in the District Court of Harris County, Texas. These petitions each named certain of our officers and directors as defendants. Each of these suits claims that the shareholders were damaged as a result of various breaches of fiduciary duty, self-dealing, and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich Global, Ltd. (“Goodrich”) and other matters, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon. Mr. Maimon is a former President and a director who resigned from all positions held with the Company on June 29, 2011.

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

We also disclosed information in our quarterly report for the three months ended September 30, 2011, relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011, in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 and described above. The Company filed motions in the Chancery Court to Dismiss or Stay the lawsuit and, by order dated October 20, 2011, the case was dismissed. The plaintiff did not appeal. Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied Mr. Lapiner then filed a motion for attorney’s fees that was also denied. On December 12, 2011, the court approved the terms of the mediated settlement and entered final order and judgment in the case. The Company paid plaintiff attorney’s fees of $1,000,000, replaced its bylaws, amended various committee charters, and adopted other corporate governance changes as set out in the stipulation of settlement. After the judgment was rendered, Mr. Lapiner filed a motion for new trial and on February 12, 2012, filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas. A Motion to Dismiss the appeal was filed. Oral arguments were presented to the Court of Appeals on January 9, 2013. On April 22, 2014, the Fourteenth Court of Appeals dismissed Mr. Lapiner’s appeal.   Under Texas law, Mr. Lapiner is allotted a certain amount of time to either request rehearing by the Fourteenth Court of Appeals en banc or appeal the matter to the Supreme Court of Texas.

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

In addition, Mr. Holifield has sought whistleblower status from the United States Department of Labor.  After an initial determination by the Department of Labor that there was no reasonable basis for whistleblower status, Mr. Holifield initiated Cause No. 2014-SOX-00017 in the U. S. Department of Labor, Office of Administrative Law Judges, styled In Re: Dennis J. Holifield v. Isramco, Inc. wherein he alleges whistleblower status under the Sarbanes-Oxley Act, the Dodd Frank Act, and the Exchange Acts.  Hearing on the matter is scheduled June 10, 2014.  The Company believes that Mr. Holifield’s claims of whistleblower status, together with the allegations he made in the proceeding, lack merit and, accordingly, the Company intends to vigorously defend against these claims and allegations.

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

ISRAMCO, INC

Date: May 9, 2014	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: May 9, 2014	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: May 9, 2014	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)