Form 10-Q
period 2014-06-30
ISRAMCO INC
filed 2014-08-08
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of August 8, 2014, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of June 30, 2014	As of December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,180	$4,149
Accounts receivable, net of allowances for doubtful accounts of $560 and $536	19,127	14,755
Restricted cash	61	1,561
Inventories	588	428
Deferred tax assets	7,465	6,539
Prepaid expenses and other	397	911
Total Current Assets	33,818	28,343

Property and Equipment, at cost – successful efforts method:
Oil and gas properties	238,881	236,399
Advanced payment for equipment and oil and gas properties	550	330
Production service equipment and other	46,906	36,836
Total Property and Equipment	286,337	273,565
Accumulated depreciation, depletion and amortization and impairment	(158,405)	(153,147)
Net Property and Equipment	127,932	120,418

Deferred tax assets and other	6,697	9,152
Total assets	$168,447	$157,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,849	$13,906
Bank overdraft	-	791
Short term debt	214	601
Due to related party and accrued interest	28,902	15,275
Total current liabilities	42,965	30,573

Due to related party and accrued interest	84,956	96,035

Other Long-term Liabilities:
Deferred tax liabilities	57	-
Asset retirement obligations	19,269	18,814
Total liabilities	147,247	145,422

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,268
Accumulated deficit	(3,219)	(11,257)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	20,497	11,874
Non controlling interest	703	617
Total equity	21,200	12,491
Total liabilities and shareholders’ equity	$168,447	$157,913

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Revenues
Oil and gas sales	$15,185	$13,800	$29,875	$22,272
Production services	7,482	2,993	13,896	5,697
Office services	189	179	323	327
Other	377	66	507	194
Total revenues	23,233	17,038	44,601	28,490

Operating expenses
Lease operating expense, transportation and taxes	5,399	5,170	10,018	9,699
Depreciation, depletion and amortization	2,745	2,431	5,258	4,934
Accretion expense	218	225	422	440
Production services	6,143	1,903	10,832	3,922
Loss (gain) from plug and abandonment	1	6	(1)	223
General and administrative	946	839	2,255	2,029
Total operating expenses	15,452	10,574	28,784	21,247
Operating income	7,781	6,464	15,817	7,243

Other expenses
Interest expense, net	1,697	1,619	3,355	3,188
Capital (gain) loss	13	-	11	(6)
Total other expenses	1,710	1,619	3,366	3,182

Income before income taxes	6,071	4,845	12,451	4,061
Income tax expense	(2,132)	(1,673)	(4,327)	(1,398)

Net income	$3,939	$3,172	$8,124	$2,663
Net income (loss) attributable to non-controlling interests	(22)	65	86	64
Net income attributable to Isramco	$3,961	$3,107	$8,038	$2,599

Earnings per share – basic:	$1.46	$1.14	$2.96	$0.96

Earnings per share – diluted:	$1.46	$1.14	$2.96	$0.96

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$3,939	$3,172	$8,124	$2,663
Other comprehensive income
Comprehensive income	3,939	3,172	8,124	2,663
Comprehensive income (loss) attributable to non-controlling interests	(22)	65	86	64
Comprehensive Income attributable to Isramco	$3,961	$3,107	$8,038	$2,599

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash Flows From Operating Activities:
Net income	$8,124	$2,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	5,258	4,934
Bad debt expense	24	-
Accretion expense	422	440
Changes in deferred taxes	1,586	238
Capital (gain) loss	11	(6)
Changes in components of working capital and other assets and liabilities
Accounts receivable	(4,397)	(2,656)
Prepaid expenses, other receivables and other current assets	1,018	102
Due to related party	3,257	3,210
Inventories	(160)	-
Accounts payable and accrued expenses	(1,342)	(1,572)
Net cash provided by operating activities	13,801	7,353

Cash flows from investing activities:
Addition to property and equipment, net	(11,627)	(6,577)
Restricted cash and deposit, net	1,500	(1,500)
Proceeds from sale of equipment	40	38
Net cash used in investing activities	(10,087)	(8,039)

Cash flows from financing activities:
Proceeds on loans – related parties, net	-	1,500
Borrowings (repayments) of bank overdraft, net	(791)	289
Repayments of short - term debt, net	(892)	-
Net cash provided by (used in) financing activities	(1,683)	1,789

Net increase in cash and cash equivalents	2,031	1,103
Cash and cash equivalents at beginning of period	4,149	615
Cash and cash equivalents at end of period	$6,180	$1,718

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

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2014 and 2013 and Isramco’s financial position as of June 30, 2014.

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

Note 2 - Supplemental Cash Flow Information

There were no cash payments for interest or taxes for the six-month periods ended June 30, 2014 and 2013 respectively.

The condensed consolidated statement of cash flows for the period ended June 30, 2014 excludes the following non-cash transactions:

●	Property and equipment of $1,178,000 included in accounts payable.
●	Insurance premiums financed through issuance of short term debt of $505,000.
●	Proceeds from short swing profits from parent company of $585,000. This resulted in a reduction of $709,000 due to related party accrued interest, and an increase of $124,000 to accounts payable.

The condensed consolidated statement of cash flows for the six-month period ended June 30, 2013 excludes the following non-cash transactions:

●	Property and equipment of $888,000 included in accounts payable.
●	Accrued interest of $1,840,000 included as part of the related-party loan amended on June 30, 2013.

Note 3 - Debt and Interest Expense

Long-Term Related Party Debt as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Libor + 6% Related party Debt	$12,000	$12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,500	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	43,701	43,701
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	1,500
Accrued interest	18,943	16,299
	113,600	110,956
Less: Current Portion of Long-Term Debt and Accrued Interest	(28,644)	(14,921)
Total	$84,956	$96,035

Related Party Debt

On February 13, 2013, the Company entered into a Loan Agreement with Israel Oil Company LTD (“IOC”), pursuant to which it borrowed $1,500,000. The loan bears interest of Libor+6% per annum and matures on February 13, 2018, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan is unsecured. The purpose of the loan was to provide funds to back up a Letter of Credit.

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 under Note 5. Long-Term Debt and Interest Expense, on March 1, 2013 Loan agreements and notes with aggregated principal amount of $49,456,000 were amended. The terms of all these loans and notes between the Company and related parties were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on all of the loans and notes to require interest only payments on December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment on December 31, 2018 along with all outstanding principal paid in four equal installments with the first payment on December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of these loan agreements and notes remained unchanged.

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

Isramco also had related party payables of $258,000 and $354,000 as of June 30, 2014, and December 31, 2013, respectively which are included in the Due to related party and accrued interest section of the condensed consolidated balance sheets.

Short-Term Debt

As of June 30, 2014 and December 31, 2013 outstanding debt from short-term insurance financing agreements totaled $214,000 and $601,000 respectively. During the six-months ended June 30, 2014 the Company borrowed an additional $505,000 and made cash payments totaling $892,000. The Company also reduced the bank overdraft by $791,000.

Interest expense

The following table summarizes the amounts included in interest expense for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Current debt, long-term debt and other - banks corporation	$-	$-
Long-term debt – related parties	3,355	3,188
	$3,355	$3,188

Note 4 - Tamar Field Proceeds

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated by reference herein.

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

During six months ended June 30, 2014, Tamar Field net sales attributable to Isramco amounted to 1,715,313 Mcf of natural gas and 2,428 Bbl of condensate with prices of $5.84 per Mcf and $102.17 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $10,214,000. Israeli Tax Authorities withheld $2,707,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

Note 5 - Segment Information

Isramco’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences, unique technology, distribution, and marketing requirements. The Company’s two reporting segments are oil and gas exploration and production and well service. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and natural gas liquids (“NGLs”). The well service segment is engaged in rig-based workover services, well completion and recompletion services, plugging and abandonment of wells, and other ancillary oilfield services.

Oil and Gas Exploration and Production Segment

Our Oil and Gas segment is engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 589 wells, most of which are located in Texas and New Mexico.

Well Service Segment

Our rig-based services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives.

Our completion and recompletion services prepare a newly drilled well, or alternative production zones in a well, for production. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a well service rig and also may provide other equipment to assist in the completion process. The completion process may take a few days to several weeks, depending on the nature of the completion.

Our workover services are designed to enhance the production of existing wells and, generally, are more complex and time consuming than normal maintenance services. Workover services can include sealing off depleted production zones and accessing previously bypassed production zones, converting former production wells into injection wells for enhanced recovery operations, and conducting major subsurface repairs due to equipment failures. Workover services may last from a few days to several weeks, depending on the complexity of the workover.

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

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended June 30, 2014:
Sales revenues
United States	$10,073	$7,482	$-	$17,555
Non-U.S.	5,112	-	-	5,112
Intersegment revenues	-	184	(184)	-
Office services and other	596	-	(30)	566

Total revenues and other	15,781	7,666	(214)	23,233

Operating costs and expenses	8,582	7,084	(214)	15,452
Interest expenses, net	1,003	694	-	1,697
Other income, net	13	-	-	13

Total expenses and other	9,598	7,778	(214)	17,162

Income (loss) before income taxes	$6,183	$(112)	$-	$6,071
Net Income (Loss)	4,019	(80)	-	3,939
Net loss attributable to noncontrolling interests	-	(22)	-	(22)
Net income (loss) attributable to Isramco	4,019	(58)	-	3,961
Total Assets	$115,782	$52,665	$-	$168,447

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Three Months Ended June 30, 2013:
Sales revenues
United States	$9,159	$2,993	$-	$12,152
Non-U.S.	4,641	-	-	4,641
Intersegment revenues	-	740	(740)	-
Office services and other	275	-	(30)	245

Total revenues and other	14,075	3,733	(770)	17,038

Operating costs and expenses	8,300	3,044	(770)	10,574
Interest expenses, net	1,255	364	-	1,619
Other income, net	-	-	-	-

Total expenses and other	9,555	3,408	(770)	12,193

Income before income taxes	$4,520	$325	$-	$4,845
Net Income	2,939	233	-	3,172
Net income attributable to noncontrolling interests	-	65	-	65
Net Income attributable to Isramco	2,939	168	-	3,107
Total Assets	$133,961	$27,415	$-	$161,376

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2014:
Sales revenues
United States	$19,661	$13,896	$-	$33,557
Non-U.S.	10,214	-	-	10,214
Intersegment revenues	-	469	(469)	-
Office services and other	890	-	(60)	830

Total revenues and other	30,765	14,365	(529)	44,601

Operating costs and expenses	16,547	12,766	(529)	28,784
Interest expenses, net	2,186	1,169	-	3,355
Other income, net	11	-	-	11

Total expenses and other	18,744	13,935	(529)	32,150

Income before income taxes	$12,021	$430	$-	$12,451
Net Income	7,814	310	-	8,124
Net income attributable to noncontrolling interests	-	86	-	86
Net Income attributable to Isramco	7,814	224	-	8,038
Total Assets	$115,782	$52,665	$-	$168,447

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2013:
Sales revenues
United States	$17,631	$5,697	$-	$23,328
Non-U.S.	4,641	-	-	4,641
Intersegment revenues	-	1,330	(1,330)	-
Office services and other	581	-	(60)	521

Total revenues and other	22,853	7,027	(1,390)	28,490

Operating costs and expenses	16,618	6,019	(1,390)	21,247
Interest expenses, net	2,493	695	-	3,188
Capital gain	-	(6)	-	(6)

Total expenses and other	19,111	6,708	(1,390)	24,429

Income before income taxes	$3,742	$319	$-	$4,061
Net Income	2,434	229	-	2,663
Net income attributable to noncontrolling interests	-	64	-	64
Net Income attributable to Isramco	2,434	165	-	2,599
Total Assets	$133,961	$27,415	$-	$161,376

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated by reference herein.

As noted above in Note 1, in 2009 two natural gas discoveries known as "Tamar" and "Dalit" were made within the area covered by Michal and Matan Licenses respectively and are known as the Tamar Field. In December 2009 the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038. The Tamar Field is approximately 95 kilometers off the coast of the Israel in the Israel exclusive economic zone of the Eastern Mediterranean with a water depth of approximately 1,700 meters. On March 31, 2013, the Tamar Field began its initial production of the natural gas.

During six months ended June 30, 2014 Tamar Field net sales attributable to Isramco amounted to 1,715,313 Mcf of natural gas and 2,428 Bbl of condensate with prices of $5.84 per Mcf and $102.17 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $10,214,000. Israeli Tax Authorities withheld $2,707,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the prices received for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire additional properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors, and secondarily upon our commodity price hedging activities. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success. Our future drilling plans are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. To the extent these factors lead to reductions in our drilling plans and associated capital budgets in future periods, our financial position, cash flows and operating results could be adversely impacted.

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2014 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

The Company is also in negotiations for one or more credit facilities with several commercial lenders, to obtain a new credit facility on terms favorable to the Company. The Company hopes to obtain a new credit facility that would replace its existing financing from affiliated parties and also provide additional financing for Company operations and investments. While the Company believes that it has made substantial progress in obtaining a new facility, the process is ongoing.  Accordingly, the Company remains uncertain as to whether it will be successful in obtaining new replacement financing or, if it is obtained, the timetable upon which such facility will be closed and other material terms and conditions. The Company believes that the current sources of its affiliate financing will remain flexible and additional funding will be made available if needed until a new commercial credit facility can be obtained.

During the six months ended June 30, 2014, our cash increased by $2.0 million. Specifically, the net cash provided by operating activities of $13.8 million and a release of restricted cash in the amount of $1.5 million were offset by an investment of $11.6 million in well service equipment and oil and gas properties and $1.7 million in repayments of short-term debt and bank overdraft.

Debt

	As of June 30,	As of December 31,
	2014	2013
Long – term debt – related party	$94,657	$94,657
Current maturities of long-term debt, short-term debt and bank overdraft	214	1,392
Total debt	$94,871	$96,049

Stockholders’ equity	$21,200	$12,491

Debt to capital ratio	82%	88%

As of June 30, 2014, our total debt was $94,871,000, compared to total debt of $96,049,000 at December 31, 2013.

Cash Flow

Our primary source of cash during the six months ended June 30, 2014 was cash flow from operating activities. In 2014, cash received from operations and the release of restricted cash was primarily used for investments in well service equipment and oil and gas properties. In 2013, cash received from operations and proceeds from a related party loan was primarily used for investments in equipment for well service subsidiary, oil and gas properties and a restricted cash deposit.

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

	Six months Ended June 30,
	2014	2013
	(In thousands)
Cash flows provided by operating activities	$13,801	$7,353
Cash flows used in investing activities	(10,087)	(8,039)
Cash flows used in financing activities	(1,683)	1,789
Net increase in cash	$2,031	$1,103

Operating Activities, During the six months ended June 30, 2014, compared to the same period in 2013, net cash flow provided by operating activities increased by $6,448,000 to $13,801,000. The increase was primarily attributable to proceeds from our overriding royalty interest in the Tamar Field offshore Israel, revenues from our well service segment, and an increase in revenues from our United States based production operations. This increase was partially offset by changes in the working capital.

The increase in revenues from crude oil, natural gas and natural gas liquids (“NGLs”) was caused by an increase in prices for crude oil, natural gas, and NGLs and an increase in sales volumes of crude oil, which were slightly offset by a decrease in sales volumes of natural gas and NGLs. The average crude oil price for the six months ended June 30, 2014 was $96.84/Bbl compared to $92.97/Bbl, natural gas $4.95/Mcf compared to $4.04/Mcf, and NGLs $35.26/Bbl compared to $30.90/Bbl for the six months ended June 30, 2013.

Investing Activities, Net cash flows used in investing activities for the six months ended June 30, 2014 and 2013 were $10,087,000 and $8,039,000, respectively. During the first six months of 2014, the Company invested $11,627,000 in equipment for well service subsidiary and oil and gas properties and decreased the restricted cash balance by $1,500,000.

Financing Activities, Net cash flows provided by (used in) financing activities were ($1,683,000) and $1,789,000 for the six months ended June 30, 2014 and 2013, respectively. During the first six months of 2014 the Company made payments on insurance premium financing in the amount of $892,000 and reduced its bank overdraft by $791,000.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Selected Data
	Three Months Ended June 30,
	2014	2013
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$10,073	$9,159
Non-U.S.	5,112	4,641
Production Services	7,482	2,993
Other	566	245
Total revenues and other	23,233	17,038

Cost and expenses	15,452	10,574
Other expenses	1,710	1,619
Income tax expense	2,132	1,673
Net income attributable to common shareholders	3,939	3,172
Net income (loss) attributable to non-controlling interests	(22)	65
Net income attributable to Isramco	3,961	3,107
Earnings per common share – basic	$1.46	$1.14
Earnings per common share – diluted	$1.46	$1.14

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$10,731	$9,120
Sales volumes United States (MBOE)	178	175
Sales volumes Non-U.S. (MBOE)	144	141

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$24.83	$23.33
General and administrative	$5.30	$4.80
Depletion	$11.66	$12.10

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

Financial Results

Net Income in the second quarter of 2014 was $3,939,000 or $1.46 per share. This compares to net income of $3,172,000 or $1.14 per share for the same period in 2013.

This increase was primarily due to revenues from the Tamar Royalty, an increase in revenues from well service activities, and an increase in United States based production revenues. These increases were partially offset by increased operating and income tax expenses.

Revenues, Volumes and Average Prices (United States)
Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Gas sales	$2,165	$1,979	9%
Oil sales	7,073	6,234	13
Natural gas liquid sales	835	946	(12)
Total	$10,073	$9,159	10%

Our sales revenues from U.S. based oil and gas operations for the second quarter of 2014 increased by 10% when compared to same period in 2013 due to higher prices received for natural gas, and crude oil and higher volumes produced of crude oil. This increase was partially offset by a decrease sales volumes of natural gas and NGLs.

Revenues, Volumes and Average Prices (Non-U.S.)

During three months ended June 30, 2014 the Tamar Field net sales applicable to Isramco amounted to 859,329 Mcf of natural gas and 1,262 Bbl of condensate with prices of $5.84 per Mcf and $102.74 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,112,000.

Volumes and Average Prices (United States)

	Three Months Ended June 30,
	2014	2013	Δ vs. 2013
Natural Gas
Sales volumes Mmcf	472.76	476.01	(1)%
Average Price per Mcf	$4.58	$4.16	10
Total gas sales revenues (thousands)	$2,165	$1,979	9%

Crude Oil
Sales volumes MBbl	72.38	65.14	11%
Average Price per Bbl	$97.72	$95.70	2
Total oil sales revenues (thousands)	$7,073	$6,234	13%

Natural gas liquids
Sales volumes MBbl	27.15	30.42	(11)%
Average Price per Bbl	$30.75	$31.10	(1)
Total natural gas liquids sales revenues (thousands)	$835	$946	(12)%

The company’s natural gas sales volumes decreased by 1%, crude oil sales volumes increased by 11%, and natural gas liquids sales volumes decreased by 11% for the second quarter of 2014 compared to the same period of 2013.

Our average natural gas price received for the second quarter of 2014 increased by 10%, or $0.42 per Mcf, when compared to the same period of 2013. Our average crude oil price for the second quarter of 2014 increased by 2%, or $2.02 per Bbl, when compared to the same period of 2013. Our average natural gas liquids price for the second quarter of 2014 decreased by 1%, or $0.35 per Bbl, when compared to the same period of 2013.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended June 30, 2014 compared to the same period of 2013.

In thousands	Natural Gas	Oil	Natural gas liquids
2013 sales revenues	$1,979	$6,234	$946
Changes associated with sales volumes	(14)	693	(102)
Changes in prices	200	146	(9)
2014 sales revenues	$2,165	$7,073	$835

Operating Expenses

	Three Months Ended June 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Lease operating expense, transportation and taxes	$5,399	$5,170	4%
Production services	6,143	1,903	223
Depreciation, depletion and amortization of oil and gas properties	2,079	2,116	(2)
Depreciation, depletion and amortization of production equipment	666	315	111
Accretion expense	218	225	(3)
Loss from plugging and abandonment of wells	1	6	(83)
General and administrative	946	839	13
	$15,452	$10,574	46%

During three months ended June 30, 2014, our operating expenses increased by 46% when compared to the same period of 2013 due to the following factors:

•
Lease operating expenses, transportation costs and taxes increased by 4%, or $229,000, in 2014 when compared to 2013. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $1.49 per MBOE to $24.83 per MBOE in 2014 from $23.33 per MBOE in 2013. The increase in average lease operating cost per unit was a result of a general increase in expenses.

•
The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $4,240,000 in 2014 compared to 2013 due to expansion of the well service operations following purchase of additional rigs, auxiliary equipment, and hiring additional personnel.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 2%, or $37,000 in 2014 when compared to 2013, primarily due to a 2013 impairment of $23,161,000 on the depletable base used to calculate DD&A, which was partially offset by an increase in MBOE. On a per unit basis, depletion expense decreased by $0.44 per MBOE to $11.66 per MBOE in 2014 from $12.10 per MBOE in 2013.

•
Well service equipment depreciation – the amounts represent depreciation of well service rigs and auxiliary equipment for our well service subsidiary, the increase in depreciation expenses in the second quarter of 2014 of $351,000 associated with increase in the number of rigs and the amount of auxiliary equipment.

•
General and administrative expenses increased by 13%, or $107,000 in 2014 when compared to 2013 primarily due to increase in consultants fees, payroll expenses associated with the growth of the well service operations, and a slight increase in bad debt allowance.

Other expenses
	Three Months Ended June 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Interest expense, net	$1,697	$1,619	5%
Capital Loss	13	-	100
	$1,710	$1,619	6%

Interest expense.  Isramco’s interest expense increased by 5%, or $78,000, for the three months ended June 30, 2014 compared to the same period of 2013.  This increase was primarily due to higher average outstanding loans balance during the second quarter of 2014 compared to 2013.

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

	Three Months Ended June 30,
In thousands except percentages	2014	2013
Income from operations before income taxes	$6,071	$4,845
Depreciation, depletion and amortization expense	2,745	2,431
Interest expense	1,697	1,619
Accretion Expenses	218	225
Consolidated Adjusted EBITDAX	$10,731	$9,120

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Selected Data

	June 30,
	2014	2013
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$19,661	$17,631
Non-U.S.	10,214	4,641
Production Services	13,896	5,697
Other	830	521
Total revenues and other	44,601	28,490

Cost and expenses	28,784	21,247
Other expense	3,366	3,182
Income tax expense	4,327	1,398
Net income attributable to common shareholders	8,124	2,663
Net income attributable to non-controlling interests	86	64
Net income attributable to Isramco	8,038	2,599
Earnings per common share - basic	$2.96	$0.96
Earnings per common share - diluted	$2.96	$0.96

Weighted average number of shares outstanding-basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$21,486	$12,623
Sales volumes United States (MMBOE)	342	347
Sales volumes Non-U.S. (MMBOE)	288	141

Average cost per MBOE - United States: (2)
Production (excluding transportation and taxes)	$23.45	$21.95
General and administrative	$6.54	$5.85
Depletion	$11.66	$12.48

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

Financial Results

Net income, in the six months ended June 30, 2014, was $8,124,000 or $2.96 per share. This compares to net income of $2,663,000, or $0.96 per share, for the same period of 2013.

This increase was primarily due to revenues from our Tamar Royalty, an increase in revenues from well service activities, and increase in United States based production revenues. These increases were partially offset by increased production service, lease operating and income tax expenses.

Revenues, Volumes and Average Prices (United States)

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Gas sales	$4,481	$3,829	17%
Oil sales	13,292	11,925	11
Natural gas liquid sales	1,888	1,877	1
Total	$19,661	$17,631	12%

Our sales revenues from US based oil and gas operations for the six months ended June 30, 2014 increased by 12% when compared to same period of 2013 due to higher prices received for oil, natural gas, and NGLs and increased production volumes for crude oil which was slightly offset by lower production volumes for natural gas and NGLs.

Volumes and Average Prices

	Six Months Ended June 30,
	2014	2013	Δ vs. 2013
Natural Gas
Sales volumes Mmcf	905.85	947.89	(4)%
Average Price per Mcf	$4.95	$4.04	22
Total gas sales revenues (thousands)	$4,481	$3,829	17%

Crude Oil
Sales volumes MBbl	137.25	128.26	7%
Average Price per Bbl	$96.84	$92.97	4
Total oil sales revenues (thousands)	$13,292	$11,925	11%

Natural gas liquids
Sales volumes MBbl	53.55	60.74	(12)%
Average Price per Bbl	$35.26	$30.90	14
Total natural gas liquids sales revenues (thousands)	$1,888	$1,877	1%

The company’s natural gas sales volumes decreased by 4%, crude oil sales volumes increased by 7%, and natural gas liquids sales volumes decreased by 12% for the six months ended June 30, 2014 compared to the same period of 2013.

Our average natural gas price for the six months ended June 30, 2014 increased by 22%, or $0.91 per Mcf, when compared to the same period of 2013. Our average crude oil price for the six months ended June 30, 2014 increased by 4% or $3.87 per Bbl, when compared to the same period of 2013. Our average natural gas liquids price for the six months ended June 30, 2014 increased by 14%, or $4.36 per Bbl, when compared to the same period of 2013.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the six months ended June 30, 2014 compared to the same period of 2013.

In thousands	Natural Gas	Oil	Natural gas liquids
2013 sales revenues	$3,829	$11,925	$1,877
Changes associated with sales volumes	(170)	836	(222)
Changes in prices	822	531	233
2014 sales revenues	$4,481	$13,292	$1,888

Operating Expenses

	Six Months Ended June 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Lease operating expense, transportation and taxes	$10,018	$9,699	3%
Production Services	10,832	3,922	176
Depreciation, depletion and amortization of oil and gas properties	3,984	4,332	(8)
Depreciation, depletion and amortization of production equipment	1,274	602	112
Accretion expense	422	440	(4)
Loss (gain) from plug and abandonment	(1)	223	(100)
General and administrative	2,255	2,029	11
	$28,784	$21,247	35%

During six months ended June 30, 2014, our operating expenses increased by 35% when compared to the same period of 2013 due to the following factors:

•
Lease operating expense, transportation cost and taxes slightly increased by 3%, or $319,000, in 2014 when compared to 2013.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $1.50 per MBOE to $23.45 per MBOE in 2014 from $21.95 per MBOE in 2013.

•
The expenses for production services pertain to our well service activities performed by well service subsidiary. Production services increased by $6,910,000 in 2014 compared to 2013 due to expansion of the well service operations following purchase of additional workover rigs, auxiliary equipment and hire new personnel.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells,  and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 8%, or $(348,000), in 2014 when compared to 2013, primarily due to a 2013 impairment of $23,161,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $0.83 per MBOE to $11.66 per MBOE in 2014 from $12.48 per MBOE in 2013.

•
Well service equipment depreciation – the amounts represents depreciation of well service rigs and auxiliary equipment for our well service subsidiary. The increase of $672,000 is associated with increase in the number of workover rigs and auxiliary equipment.

•
Loss from plugging and abandonment expenses decreased  by 100%, or $(224,000) in 2014 when compared to 2013, primarily due to fewer plugging operations required by state and federal regulations applicable to our wells.

•
General and administrative expenses increased by 11%, or $226,000 in 2014 when compared to 2013 primarily due to increase in consultants fees, payroll expenses associated with the growth of the well service operations and slight increase in bad debt allowance.

Other expenses (income)

	Six Months Ended June 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Interest expense, net	$3,355	$3,188	5%
Capital Gain	11	(6)	(283)
	$3,366	$3,182	6%

Interest expense.  Isramco’s interest expense increased by 5%, or $167,000, for the six months ended June 30, 2014 compared to the same period of 2013.  This increase was primarily due to higher average outstanding loans balance during the six month ended June 30, 2014 compared to same period in 2013.

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

	Six Months Ended June 30,
In thousands	2014	2013
Income from operations before income taxes	$12,451	$4,061
Depreciation, depletion and amortization expense	5,258	4,934
Interest expense	3,355	3,188
Accretion Expenses	422	440
Consolidated Adjusted EBITDAX	$21,486	$12,623

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Hedging Activity

We are exposed to various risks, including risks associated with energy commodity price. If oil and natural gas prices decline significantly, our ability to finance our capital budget and operations could be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have adopted a risk management policy which allows for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The type of derivative instrument that we typically utilize is swaps. The total volumes which we hedge through the use of our derivative instruments vary from period to period.  Currently, we have no open positions or contracts in place.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

We also disclosed information in our quarterly report for the three months ended September 30, 2011, relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011, in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 and described above. The Company filed motions in the Chancery Court to Dismiss or Stay the lawsuit and, by order dated October 20, 2011, the case was dismissed. The plaintiff did not appeal. Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied Mr. Lapiner then filed a motion for attorney’s fees that was also denied. On December 12, 2011, the court approved the terms of the mediated settlement and entered final order and judgment in the case. The Company paid plaintiff attorney’s fees of $1,000,000, replaced its bylaws, amended various committee charters, and adopted other corporate governance changes as set out in the stipulation of settlement. After the judgment was rendered, Mr. Lapiner filed a motion for new trial and on February 12, 2012, filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas. A Motion to Dismiss the appeal was filed. Oral arguments were presented to the Court of Appeals on January 9, 2013. On April 22, 2014, the Fourteenth Court of Appeals dismissed Mr. Lapiner’s appeal.   On June 6, 2014, Mr. Lapiner filed a Petition for review to the Supreme Court of Texas.  On August 1, 2014, the Supreme Court of Texas requested the respondents in the matter, including the Company, to respond to the Petition for Review. The Company’s response is due September 2, 2014.

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

On September 10, 2013, the Company filed suit against Mr. Holifield in Cause No. 201352927 of the 270th Judicial District Court of Harris County, Texas, to collect damages owing to the Company by virtue of Mr. Holifield’s actions, which are alleged in the suit to include, but are not limited to, negligence, negligence per se, gross negligence, and breach of fiduciary duty owed to the Company. In response, in December 2013, Mr. Holifield filed a pro se answer which included counterclaims and a summary judgment motion. In his counterclaims. Mr. Holifield seeks to recover from the Company the following damages, inter alia: (i) over $2,000,000 for loss of income and failure to secure gainful employment arising from his constructive discharge or termination by the Company; (ii) over $2,000,000 for loss of earnings due to his alleged inability to obtain gainful employment by virtue of the damage caused to his professional reputation by alleged willful and deliberate acts of Haim Tsuff, Edy Francis, and Amir Sanker, (iii) over $2,000,000 due to the intentional infliction of emotional distress to Mr. Holifield; (iv) an amount estimated at $5,000,000 arising from Mr. Holifield’s claim that the Company violated the Racketeer Influenced Corrupt Organizations Act, by engaging in racketeering and conspiracy; (v) over $5,000,000 arising from the Company’s alleged fraudulent misrepresentation regarding Isramco’s purpose in hiring Mr. Holifield and (vi) other relief. The Company believes Mr. Holifield’s counter claims have no merit. The Company intends to  vigorously (i) pursue its case against Mr. Holifield and  (ii) defend against Mr. Holifield’s counterclaims.

In addition, Mr. Holifield has sought whistleblower status from the United States Department of Labor.  After an initial determination by the Department of Labor that there was no reasonable basis for whistleblower status, Mr. Holifield initiated Cause No. 2014-SOX-00017 in the U. S. Department of Labor, Office of Administrative Law Judges, styled In Re: Dennis J. Holifield v. Isramco, Inc. wherein he alleges whistleblower status under the Sarbanes-Oxley Act, the Dodd Frank Act, and the Exchange Acts.   A two-day hearing in the matter commenced June 10, 2014.  The Company’s brief based on the evidence admitted in the hearing is being prepared.  The Company expects a ruling in the matter in the coming months.

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

ISRAMCO, INC

Date: August 8, 2014	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: August 8, 2014	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: August 8, 2014	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)