Form 10-Q
period 2014-09-30
ISRAMCO INC
filed 2014-11-10
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of November 10, 2014, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of September 30, 2014	As of December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,226	$4,149
Accounts receivable, net of allowances for doubtful accounts of $639 and $536	19,516	14,755
Restricted cash	61	1,561
Inventories	897	428
Deferred tax assets	6,561	6,539
Prepaid expenses and other	2,228	911
Total Current Assets	36,489	28,343

Property and Equipment, at cost – successful efforts method:
Oil and gas properties	241,355	236,399
Advanced payment for equipment	738	330
Production services equipment and other	52,479	36,836
Total Property and Equipment	294,572	273,565
Accumulated depreciation, depletion and amortization and impairment	(161,446)	(153,147)
Net Property and Equipment	133,126	120,418

Deferred tax assets and other	9,092	9,152
Total assets	$178,707	$157,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,883	$13,906
Bank overdraft	40	791
Short term debt	1,763	601
Due to related party and accrued interest	26,346	15,275
Total current liabilities	44,032	30,573

Due to related party and accrued interest	84,848	96,035

Other Long-term Liabilities:
Deferred tax liabilities	2,517	-
Asset retirement obligations	19,791	18,814
Total liabilities	151,188	145,422

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,268
Retained Earnings (Accumulated deficit)	3,024	(11,257)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	26,740	11,874
Non controlling interest	779	617
Total equity	27,519	12,491
Total liabilities and shareholders’ equity	$178,707	$157,913

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Revenues
Oil and gas sales	$18,602	$14,444	$48,477	$36,716
Production services	8,886	4,833	22,782	10,530
Office services	141	195	464	522
Other	56	113	563	307
Total revenues	27,685	19,585	72,286	48,075

Operating expenses
Lease operating expense, transportation and taxes	5,138	5,150	15,156	14,849
Depreciation, depletion and amortization	3,041	2,459	8,299	7,393
Accretion expense	225	224	647	664
Production services	6,872	3,059	17,704	6,981
Loss from plug and abandonment	23	3	22	226
General and administrative	1,086	885	3,341	2,914
Total operating expenses	16,385	11,780	45,169	33,027
Operating income	11,300	7,805	27,117	15,048

Other expenses
Interest expense, net	1,720	1,659	5,075	4,847
Capital (gain) loss	(104)	89	(93)	83
Total other expenses	1,616	1,748	4,982	4,930

Income before income taxes	9,684	6,057	22,135	10,118
Income tax expense	(3,364)	(2,058)	(7,691)	(3,456)

Net income	$6,320	$3,999	$14,444	$6,662
Net income attributable to non-controlling interests	77	176	163	240
Net income attributable to Isramco	$6,243	$3,823	$14,281	$6,422

Earnings per share – basic:	$2.30	$1.41	$5.25	$2.36

Earnings per share – diluted:	$2.30	$1.41	$5.25	$2.36

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income	$6,320	$3,999	$14,444	$6,662
Other comprehensive income
Comprehensive income	6,320	3,999	14,444	6,662
Comprehensive income (loss) attributable to non-controlling interests	77	176	163	240
Comprehensive Income attributable to Isramco	$6,243	$3,823	$14,281	$6,422

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash Flows From Operating Activities:
Net income	$14,444	$6,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	8,299	7,393
Bad debt expense	103	-
Accretion expense	647	664
Changes in deferred taxes	2,555	936
Capital (gain) loss	(93)	83
Changes in components of working capital and other assets and liabilities
Accounts receivable	(4,864)	(4,490)
Prepaid expenses, other receivables and other current assets	945	109
Due to related party	1,455	4,874
Inventories	(469)	(138)
Accounts payable and accrued expenses	(645)	(466)
Net cash provided by operating activities	22,377	15,627

Cash flows from investing activities:
Addition to property and equipment, net	(19,005)	(13,844)
Restricted cash and deposit, net	1,500	(1,500)
Proceeds from sale of equipment and oil & gas properties	165	-
Net cash used in investing activities	(17,340)	(15,344)

Cash flows from financing activities:
Proceeds (repayments) on loans – related parties, net	(108)	1,500
Borrowings (repayments) of bank overdraft, net	(752)	128
Repayments of short - term debt, net	(1,100)	-
Net cash provided by (used in) financing activities	(1,960)	1,628

Net increase in cash and cash equivalents	3,077	1,911
Cash and cash equivalents at beginning of period	4,149	615
Cash and cash equivalents at end of period	$7,226	$2,526

See notes to the unaudited condensed consolidated financial statements.

Isramco Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. and its subsidiaries and affiliated companies (together referred to as “We”, “Our”, “Isramco” or the “Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a production services company that provides well maintenance and workover services, well completion, and recompletion services.

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2014 and 2013 and Isramco’s financial position as of September 30, 2014.

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

Concentrations of Credit Risk

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary.

During the nine months ended September 30, 2014, one individual customer accounted for 11% of the production services subsidiary revenues. No other customer accounted for more than 10% of the production services subsidiary’s revenue in the nine month ended September 30, 2014. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $4,440,000 and 1,599,000 during the nine-months ended September 30, 2014 and 2013 respectively. There were no other cash payments for taxes during these periods.

Cash payments for interest were $3,547,000 and $0 for the periods ended September 30, 2014 and 2013 respectively.

The condensed consolidated statement of cash flows for the period ended September 30, 2014 excludes the following non-cash transactions:

●	Property and equipment of $1,713,000 included in accounts payable.
●	Increase in property and equipment of $378,000 due to additional asset retirement obligation.
●	Insurance premiums financed through issuance of short term debt of $2,263,000.
●	Proceeds from short swing profits from parent company of $585,000. This resulted in a reduction of $709,000 due to related party accrued interest, and an increase of $124,000 to accounts payable.
●	Related-party accrued interest payment of $753,000 was withholding tax included in accounts payable.

The condensed consolidated statement of cash flows for the nine-month period ended September 30, 2013 excludes the following non-cash transactions:

●	Property and equipment of $886,000 included in accounts payable.
●	Accrued interest of $1,840,000 included as part of the related-party loan amended on June 30, 2013.

Note 3 - Debt and Interest Expense

Long-Term Related Party Debt as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Libor + 6% Related party Debt	$12,000	$12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,391	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	43,701	43,701
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	1,500
Accrued interest	16,361	16,299
	110,909	110,956
Less: Current Portion of Long-Term Debt and Accrued Interest	(26,061)	(14,921)
Total	$84,848	$96,035

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 under Note 5. Long-Term Debt and Interest Expense, on March 1, 2013 Loan agreements and notes with an aggregated principal amount of $49,456,000 were amended. The terms of all these loans and notes between the Company and related parties were amended extending the maturity to December 31, 2018.  In addition the payment schedule was changed on all of the loans and notes to require interest only payments on December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and a final interest payment on December 31, 2018 along with all outstanding principal paid in four equal installments with the first payment on December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018.  The other terms of these loan agreements and notes remained unchanged.

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

Isramco also had related party payables of $285,000 and $354,000 as of September 30, 2014, and December 31, 2013, respectively which are included in the Due to related party and accrued interest section of the condensed consolidated balance sheets.

Short-Term Debt

As of September 30, 2014 and December 31, 2013 outstanding debt from short-term insurance financing agreements totaled $1,763,000 and $601,000 respectively. During the nine-months ended September 30, 2014 the Company borrowed an additional $2,262,000 and made cash payments totaling $1,100,000. The Company also reduced the bank overdraft by $752,000.

Interest expense

The following table summarizes the amounts included in interest expense for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Current debt, long-term debt and other - banks corporation	$-	$-
Long-term debt – related parties	5,075	4,847
	$5,075	$4,847

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

In 2009, two natural gas discoveries, known as "Tamar" and "Dalit", were made within the area covered by the Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the “Tamar Field”). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters. On March 31, 2013 the Tamar Field commenced its initial production of the natural gas.

Since Isramco’s interest in the Tamar Field is an overriding royalty interest, there are no amounts capitalized with respect to Tamar Field during the years 2012, 2013, or 2014.

During the nine months ended September 30, 2014, Tamar Field net sales attributable to Isramco amounted to 3,250,702 Mcf of natural gas and 4,030 Bbl of condensate with prices of $5.83 per Mcf and $97.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,254,000. Israeli Tax Authorities withheld $5,102,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

Note 5 - Segment Information

Isramco’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences, unique technology, distribution, and marketing requirements. The Company’s two reporting segments are oil and gas exploration and production and production services. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and natural gas liquids (“NGLs”). The production services segment is engaged in rig-based workover services, well completion and recompletion services, plugging and abandonment of wells, and other ancillary oilfield services.

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

Production Services Segment

Our rig-based services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives.

Our completion and recompletion services prepare a newly drilled well, or alternative production zones in a well, for production. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a production services rig and also may provide other equipment to assist in the completion process. The completion process may take a few days to several weeks, depending on the nature of the completion.

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

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2014:
Sales revenues
United States	$9,562	$8,886	$-	$18,448
Israel	9,040	-	-	9,040
Intersegment revenues	-	129	(129)	-
Office services and other	227	-	(30)	197

Total revenues and other	18,829	9,015	(159)	27,685

Operating costs and expenses	8,568	7,976	(159)	16,385
Interest expenses, net	1,113	607	-	1,720
Capital (gain) loss	(152)	48	-	(104)

Total expenses and other	9,529	8,631	(159)	18,001

Income before income taxes	$9,300	$384	$-	$9,684
Net Income	6,044	276	-	6,320
Net income attributable to noncontrolling interests	-	77	-	77
Net income attributable to Isramco	6,044	199	-	6,243
Total Assets	$119,623	$59,084	$-	$178,707
Expenditures for Long-lived Assets	$2,352	$5,561	$-	$7,913

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Three Months Ended September 30, 2013:
Sales revenues
United States	$9,007	$4,833	$-	$13,840
Israel	5,437	-	-	5,437
Intersegment revenues	-	612	(612)	-
Office services and other	338	-	(30)	308

Total revenues and other	14,782	5,445	(642)	19,585

Operating costs and expenses	8,274	4,148	(642)	11,780
Interest expenses, net	1,245	414	-	1,659
Capital Loss	89	-	-	89

Total expenses and other	9,608	4,562	(642)	13,528

Income before income taxes	$5,174	$883	$-	$6,057
Net Income	3,363	636	-	3,999
Net income attributable to noncontrolling interests	-	176	-	176
Net Income attributable to Isramco	3,363	460	-	3,823
Total Assets	$135,455	$33,946	$-	$169,401
Expenditures for Long-lived Assets	$1,807	$5,504	$-	$7,311

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Nine Months Ended September 30, 2014:
Sales revenues
United States	$29,223	$22,782	$-	$52,005
Israel	19,254	-	-	19,254
Intersegment revenues	-	598	(598)	-
Office services and other	1,117	-	(90)	1,027

Total revenues and other	49,594	23,380	(688)	72,286

Operating costs and expenses	25,115	20,742	(688)	45,169
Interest expenses, net	3,299	1,776	-	5,075
Capital (gain) loss	(141)	48	-	(93)

Total expenses and other	28,273	22,566	(688)	50,151

Income before income taxes	$21,321	$814	$-	$22,135
Net Income	13,858	586	-	14,444
Net income attributable to noncontrolling interests	-	163	-	163
Net income attributable to Isramco	13,858	423	-	14,281
Total Assets	$119,623	$59,084	$-	$178,707
Expenditures for Long-lived Assets	$4,963	$15,755	$-	$20,718

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Nine Months Ended September 30, 2013:
Sales revenues
United States	$26,638	$10,530	$-	$37,168
Israel	10,078	-	-	10,078
Intersegment revenues	-	1,941	(1,941)	-
Office services and other	919	-	(90)	829

Total revenues and other	37,635	12,471	(2,031)	48,075

Operating costs and expenses	24,891	10,167	(2,031)	33,027
Interest expenses, net	3,738	1,109	-	4,847
Capital gain (loss)	89	(6)	-	83

Total expenses and other	28,718	11,270	(2,031)	37,957

Income before income taxes	$8,917	$1,201	$-	$10,118
Net Income	5,797	865	-	6,662
Net income attributable to noncontrolling interests	-	240	-	240
Net Income attributable to Isramco	5,797	625	-	6,422
Total Assets	$135,455	$33,946	$-	$169,401
Expenditures for Long-lived Assets	$4,121	$10,654	$-	$14,775

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

Overview

Isramco is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a production services company that provides well maintenance, workover services, well completion and recompletion services. Our properties are primarily located in Texas, New Mexico and Oklahoma. We also act as the operator of a certain number of these properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves, while lowering lease operating costs.

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

As noted above in Note 1 to the Company’s condensed consolidated financial statements, in 2009 two natural gas discoveries known as "Tamar" and "Dalit" were made within the area covered by the Michal and Matan Licenses respectively and are known as the Tamar Field. In December 2009 the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038. The Tamar Field is approximately 95 kilometers off the coast of the Israel in the Israel exclusive economic zone of the Eastern Mediterranean with a water depth of approximately 1,700 meters. On March 31, 2013, the Tamar Field began its initial production of the natural gas.

During the nine months ended September 30, 2014, Tamar Field net sales attributable to Isramco amounted to 3,250,702 Mcf of natural gas and 4,030 Bbl of condensate with prices of $5.83 per Mcf and $97.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,254,000. Israeli Tax Authorities withheld $5,102,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

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

Concentrations of Credit Risk

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary.

During the nine months ended September 30, 2014, one individual customer accounted for 11% of the production services subsidiary revenues. No other customer accounted for more than 10% of the production services subsidiary’s revenue in the nine month ended September 30, 2014. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2014 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. Our production services subsidiary also requires capital resources to acquire and maintain equipment and continue growth. We expect to fund our future capital requirements through internally generated cash flows, borrowings under loans from related parties, and a future credit facility. Long-term cash flows are subject to a number of variables, including the level of production, prices, amount of work orders received, and our commodity price hedging activities, as well as various economic conditions that have historically affected the oil and natural gas industry.

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

During the nine months ended September 30, 2014, our cash increased by $3.1 million. Specifically, the net cash provided by operating activities of $22.4 million, a release of restricted cash in the amount of $1.5 million, and proceeds from sale of equipment for $0.2 million were offset by an investment of $19.0 million in production services equipment and oil and gas properties, $1.9 million in repayments of short-term debt and bank overdraft, and $0.1 million in repayments of long-term related party debt.

Debt

	As of September 30,	As of December 31,
	2014	2013
Long – term debt – related party	$94,548	$94,657
Current maturities of long-term debt, short-term debt and bank overdraft	1,803	1,392
Total debt	$96,351	$96,049

Stockholders’ equity	$27,519	$12,491

Debt to capital ratio	78%	88%

As of September 30, 2014, our total debt was $96,351,000, compared to total debt of $96,049,000 at December 31, 2013.

Contractual Obligations

Aggregate maturities of contractual obligations at September 30, 2014 are due in future years as follows (in thousands):

	Total	2014	2015	2016	2017	2018
Long-term related party debt & accrued interest	$110,909	12,865	25,451	29,364	29,364	13,865
Equipment Purchase Obligations	580	580	-	-	-	-
Total	$111,489	13,445	25,451	29,364	29,364	13,865

Cash Flow

Our primary source of cash during the nine months ended September 30, 2014 was cash flow from operating activities. In 2014, cash received from operations and the release of restricted cash was primarily used for investments in production services equipment and oil and gas properties. In 2013, cash received from operations and proceeds from a related party loan was primarily used for investments in equipment for production services subsidiary, oil and gas properties and a restricted cash deposit.

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

	Nine months Ended September 30,
	2014	2013
	(In thousands)
Cash flows provided by operating activities	$22,377	$15,627
Cash flows used in investing activities	(17,340)	(15,344)
Cash flows provided by (used in) financing activities	(1,960)	1,628
Net increase in cash	$3,077	$1,911

Operating Activities, During the nine months ended September 30, 2014, compared to the same period in 2013, net cash flow provided by operating activities increased by $6,750,000 to $22,377,000. The increase was primarily attributable to proceeds from our overriding royalty interest in the Tamar Field offshore Israel, revenues from our production services segment, and an increase in revenues from our United States based production operations. This increase was partially offset by changes in the working capital.

The increase in revenues from crude oil, natural gas and natural gas liquids (“NGLs”) was caused by an increase in prices for natural gas and NGLs and an increase in sales volumes of crude oil, which were slightly offset by a decrease in sales volumes of natural gas and NGLs. The average crude oil price for the nine months ended September 30, 2014 was $95.12/Bbl compared to $96.43/Bbl, natural gas $4.67/Mcf compared to $3.94/Mcf, and NGLs $33.38/Bbl compared to $30.31/Bbl for the nine months ended September 30, 2013.

Investing Activities, Net cash flows used in investing activities for the nine months ended September 30, 2014 and 2013 were $17,340,000 and $15,344,000, respectively. During the first nine months of 2014, the Company invested $19,005,000 in equipment for the production services subsidiary and oil and gas properties and decreased the restricted cash balance by $1,500,000.

Financing Activities, Net cash flows provided by (used in) financing activities were ($1,960,000) and $1,628,000 for the nine months ended September 30, 2014 and 2013, respectively. During the first nine months of 2014 the Company made payments on related party debt of $108,000, made payment on insurance premium financing in the amount of $1,100,000 and reduced its bank overdraft by $752,000.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Selected Data
	Three Months Ended September 30,
	2014	2013
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$9,562	$9,007
Israel	9,040	5,437
Production Services	8,886	4,833
Other	197	308
Total revenues and other	27,685	19,585

Cost and expenses	16,385	11,780
Other expenses	1,616	1,748
Income tax expense	3,364	2,058
Net income attributable to common shareholders	6,320	3,999
Net income attributable to non-controlling interests	77	176
Net income attributable to Isramco	6,243	3,823
Earnings per common share – basic	$2.30	$1.41
Earnings per common share – diluted	$2.30	$1.41

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$14,670	$10,399
Sales volumes United States (MBOE)	179	164
Sales volumes Israel (MBOE)	258	159

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$23.13	$24.56
General and administrative	$4.99	$4.93
Depletion	$11.64	$12.57

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

Financial Results

Net income in the third quarter of 2014 was $6,243,000 or $2.30 per share. This compares to net income of $3,823,000 or $1.41 per share for the same period in 2013.

This increase was primarily due to revenues from the Tamar Royalty, an increase in revenues from production services activities, and an increase in United States based production revenues. These increases were partially offset by increased operating and income tax expenses.

Revenues, Volumes and Average Prices (United States) Oil and Gas Segment

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Gas sales	$1,894	$1,617	17%
Oil sales	6,826	6,597	3
Natural gas liquid sales	842	793	6
Total	$9,562	$9,007	6%

The Company’s sales revenues from U.S. based oil and gas operations for the third quarter of 2014 increased by 6% when compared to same period in 2013 due to higher prices received for natural gas, and NGLs and higher volumes produced of natural gas, NGLs, and crude oil. This increase was partially offset by a decrease in oil prices.

Revenues, Volumes and Average Prices (Israel)

During three months ended September 30, 2014 the Tamar Field net sales applicable to Isramco amounted to 1,535,389 Mcf of natural gas and 1,603 Bbl of condensate with prices of $5.82 per Mcf and $90.67 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $9,040,000.

During three months ended September 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 941,681 Mcf of natural gas and 1,282 Bbl of condensate with prices of $5.43 per Mcf and $102.35 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,437,000.

Volumes and Average Prices (United States)

	Three Months Ended September 30,
	2014	2013	Δ vs. 2013
Natural Gas
Sales volumes Mmcf	458.34	435.15	5%
Average Price per Mcf	$4.13	$3.72	11
Total gas sales revenues (thousands)	$1,894	$1,617	17%

Crude Oil
Sales volumes MBbl	74.25	63.82	16%
Average Price per Bbl	$91.93	$103.37	(11)
Total oil sales revenues (thousands)	$6,826	$6,597	3%

Natural gas liquids
Sales volumes MBbl	28.25	27.35	3%
Average Price per Bbl	$29.80	$29.00	3
Total natural gas liquids sales revenues (thousands)	$842	$793	6%

In the United States the Company’s natural gas sales volumes increased by 5%, crude oil sales volumes increased by 16%, and natural gas liquids sales volumes increased by 3% for the third quarter of 2014 compared to the same period of 2013.

The Company’s average natural gas price received for the third quarter of 2014 increased by 11%, or $0.41 per Mcf, when compared to the same period of 2013. The Company’s average crude oil price for the third quarter of 2014 decreased by 11%, or $11.44 per Bbl, when compared to the same period of 2013. Our average natural gas liquids price for the third quarter of 2014 increased by 3%, or $0.80 per Bbl, when compared to the same period of 2013.

Analysis of Oil and Gas Operations Sales Revenues (United States)

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended September 30, 2014 compared to the same period of 2013.

In thousands	Natural Gas	Oil	Natural gas liquids
2013 sales revenues	$1,617	$6,597	$793
Changes associated with sales volumes	86	1,078	26
Changes in prices	191	(849)	23
2014 sales revenues	$1,894	$6,826	$842

Operating Expenses

	Three Months Ended September 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Lease operating expense, transportation and taxes	$5,138	$5,150	0%
Depreciation, depletion and amortization of oil and gas properties	2,258	2,057	10
Accretion expense	225	224	0
Loss from plugging and abandonment of wells	23	3	667
General and administrative	924	840	10
	$8,568	$8,274	4%

During three months ended September 30, 2014, our operating expenses increased by 4% when compared to the same period of 2013 due to the following factors:

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A increased by 10%, or $201,000 in 2014 when compared to 2013.

•	General and administrative expenses increased by 10%, or $84,000 in 2014 when compared to 2013 primarily due to increase in legal fees.

Production Services Segment

	Three Months Ended September 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Production Services (1)	$9,015	$5,445	66%
Operating expenses	7,000	3,670	91
Depreciation	783	402	95
General and administrative	193	76	154
Operating Income	$1,039	$1,297	(20)%

(1)	Production Services revenue includes intersegment revenues.

Our sales revenues from production services operations for the third quarter of 2014 increased by 66% or $3,570,000 when compared to same period in 2013 due to an increase in the number of field offices, auxiliary vehicles, and deployed rigs.

Operating expenses from production services operations for the third quarter of 2014 increased by 91% or $3,330,000 when compared to the same period in 2013 due to the related payroll, fuel, and other costs incurred as a result of the increase in the number of deployed rigs, auxiliary vehicles, and field offices.

Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary, the increase in depreciation expenses in the third quarter of 2014 of $381,000 associated with increase in the number of rigs and the amount of auxiliary equipment.

General and administrative expenses from production services operations for the third quarter of 2014 increased by 154% or $117,000 when compared to the same period in 2013 primarily due to an increase in the allowance for doubtful accounts.

Other expenses

	Three Months Ended September 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Interest expense, net	$1,720	$1,659	4%
Capital (gain) loss	(104)	89	(217)
	$1,616	$1,748	(8)%

Interest expense.  Isramco’s interest expense increased by 4%, or $61,000, for the three months ended September 30, 2014 compared to the same period of 2013.  This increase was primarily due to higher average outstanding loans balance during the third quarter of 2014 compared to 2013.

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

	Three Months Ended September 30,
In thousands except percentages	2014	2013
Income from operations before income taxes	$9,684	$6,057
Depreciation, depletion and amortization expense	3,041	2,459
Interest expense	1,720	1,659
Accretion expense	225	224
Consolidated Adjusted EBITDAX	$14,670	$10,399

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Selected Data

	September 30,
	2014	2013
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$29,223	$26,638
Israel	19,254	10,078
Production Services	22,782	10,530
Other	1,027	829
Total revenues and other	72,286	48,075

Cost and expenses	45,169	33,027
Other expense	4,982	4,930
Income tax expense	7,691	3,456
Net income attributable to common shareholders	14,444	6,662
Net income attributable to non-controlling interests	163	240
Net income attributable to Isramco	14,281	6,422
Earnings per common share - basic	$5.25	$2.36
Earnings per common share - diluted	$5.25	$2.36

Weighted average number of shares outstanding-basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$36,156	$23,022
Sales volumes United States (MMBOE)	521	511
Sales volumes Israel (MMBOE)	546	300

Average cost per MBOE - United States: (2)
Production (excluding transportation and taxes)	$23.34	$22.79
General and administrative	$5.68	$5.23
Depletion	$11.65	$12.51

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

Financial Results

Net income, in the nine months ended September 30, 2014, was $14,281,000 or $5.25 per share. This compares to net income of $6,422,000, or $2.36 per share, for the same period of 2013.

This increase was primarily due to revenues from our Tamar Royalty, an increase in revenues from production services activities, and increase in United States based production revenues. These increases were partially offset by increased production services, lease operating and income tax expenses.

Revenues, Volumes and Average Prices (United States) Oil and Gas Segment

Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Gas sales	$6,376	$5,447	17%
Oil sales	20,117	18,521	9
Natural gas liquid sales	2,730	2,670	2
Total	$29,223	$26,638	10%

The Company’s sales revenues from U.S. based oil and gas operations for the nine months ended September 30, 2014 increased by 10% when compared to same period of 2013 due to higher prices received for natural gas, and NGLs and increased production volumes for crude oil which was slightly offset by lower production volumes for natural gas and NGLs.

Revenues, Volumes and Average Prices (Israel)

During the nine months ended September 30, 2014 the Tamar Field net sales applicable to Isramco amounted to 3,250,702 Mcf of natural gas and 4,030 Bbl of condensate with prices of $5.83 per Mcf and $97.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,254,000.

During nine months ended September 30, 2013 the Tamar Field net sales applicable to Isramco amounted to 1,783,180 Mcf of natural gas and 2,328 Bbl of condensate with prices of $5.52 per Mcf and $99.04 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $10,078,000.

Volumes and Average Prices

	Nine Months Ended September 30,
	2014	2013	Δ vs. 2013
Natural Gas
Sales volumes Mmcf	1,364.19	1,383.03	(1)%
Average Price per Mcf	$4.67	$3.94	19
Total gas sales revenues (thousands)	$6,376	$5,447	17%

Crude Oil
Sales volumes MBbl	211.50	192.08	10%
Average Price per Bbl	$95.12	$96.43	(1)
Total oil sales revenues (thousands)	$20,117	$18,521	9%

Natural gas liquids
Sales volumes MBbl	81.80	88.08	(7)%
Average Price per Bbl	$33.38	$30.31	10
Total natural gas liquids sales revenues (thousands)	$2,730	$2,670	2%

The Company’s natural gas sales volumes decreased by 1%, crude oil sales volumes increased by 10%, and natural gas liquids sales volumes decreased by 7% for the nine months ended September 30, 2014 compared to the same period of 2013.

The Company’s average natural gas price for the nine months ended September 30, 2014 increased by 19%, or $0.73 per Mcf, when compared to the same period of 2013. The Company’s average crude oil price for the nine months ended September 30, 2014 decreased by 1% or $1.31 per Bbl, when compared to the same period of 2013. The Company’s average natural gas liquids price for the nine months ended September 30, 2014 increased by 10%, or $3.07 per Bbl, when compared to the same period of 2013.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the nine months ended September 30, 2014 compared to the same period of 2013.

In thousands	Natural Gas	Oil	Natural gas liquids
2013 sales revenues	$5,447	$18,521	$2,670
Changes associated with sales volumes	(74)	1,873	(191)
Changes in prices	1,003	(277)	251
2014 sales revenues	$6,376	$20,117	$2,730

Operating Expenses

	Nine Months Ended September 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Lease operating expense, transportation and taxes	$15,156	$14,849	2%
Depreciation, depletion and amortization of oil and gas properties	6,242	6,389	(2)
Accretion expense	647	664	(3)
Loss from plug and abandonment	22	226	(90)
General and administrative	3,048	2,763	10
	$25,115	$24,891	1%

During the nine months ended September 30, 2014, our total operating expenses from oil and gas operations had in slight increase when compared to the same period of 2013 as a result of various changes:

•
Lease operating expense, transportation cost and taxes slightly increased by 2%, or $307,000, in 2014 when compared to 2013.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $0.55 per MBOE to $23.34 per MBOE in 2014 from $22.79 per MBOE in 2013.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 3%, or $(147,000), in 2014 when compared to 2013, primarily due to a 2013 impairment of $23,161,000 on the depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $0.86 per MBOE to $11.65 per MBOE in 2014 from $12.51 per MBOE in 2013.

•
Loss from plugging and abandonment expenses decreased  by 90%, or $(204,000) in 2014 when compared to 2013, primarily due to fewer plugging operations required by state and federal regulations applicable to our wells.

•	General and administrative expenses increased by 10%, or $285,000 in 2014 when compared to 2013 primarily due to increase in legal fees, payroll expenses, and slight increase in bad debt allowance.

Production Services Segment

	Nine Months Ended September 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Production Services (1)	$23,380	$12,471	87%
Operating expenses	18,301	8,922	105
Depreciation	2,057	1,004	105
General and administrative	384	241	59
Operating income	$2,638	$2,304	14%

(1)	Production Services revenue includes intersegment revenues.

The Company’s sales revenues from production services operations for the nine months ended September 30, 2014 increased by 87% or $10,909,000 when compared to same period in 2013 due to an increase in the number of field offices, auxiliary vehicles, and deployed rigs.

Operating expenses from production services operations for the nine months ended September 30, 2014 increased by 105% or $9,379,000 when compared to the same period in 2013 due to the related payroll, fuel, and other costs incurred as a result of the increase in the number of deployed rigs, auxiliary vehicles and field offices.

Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary, the increase in depreciation expenses for the nine months ended September 30, 2014 of $1,053,000 associated with increase in the number of rigs and the amount of auxiliary equipment.

General and administrative expenses from production services operations for the nine months ended September 30, 2014 increased by 59% or $143,000 when compared to the same period in 2013 primarily due to an increase in the allowance for doubtful accounts.

Other expenses (income)

	Nine Months Ended September 30,
In thousands except percentages	2014	2013	Δ vs. 2013
Interest expense, net	$5,075	$4,847	5%
Capital (gain) loss	(93)	83	(212)
	$4,982	$4,930	1%

Interest expense.  Isramco’s interest expense increased by 5%, or $228,000, for the nine months ended September 30, 2014 compared to the same period of 2013.  This increase was primarily due to higher average outstanding loans balance during the nine month ended September 30, 2014 compared to same period in 2013.

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

	Nine Months Ended September 30,
In thousands	2014	2013
Income from operations before income taxes	$22,135	$10,118
Depreciation, depletion and amortization expense	8,299	7,393
Interest expense	5,075	4,847
Accretion Expenses	647	664
Consolidated Adjusted EBITDAX	$36,156	$23,022

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

When such contracts are in place, we are exposed to market risk on our open derivative contracts of non-performance by our counterparties. However, we usually do not expect such non-performance because our contracts are usually with major financial institutions with investment grade credit ratings.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

We disclosed information in our Quarterly Report on Form 10-Q for the three months ended September 30, 2009, filed on November 12, 2009, relating to two putative shareholder derivative actions that were filed by individual shareholders on June 1, 2009 and June 12, 2009, respectively, in the District Court of Harris County, Texas, naming certain of our officers and directors as defendants. Each of these suits claims that the shareholders were damaged as a result of various breaches of fiduciary duty, self-dealing, and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich Global, Ltd. (“Goodrich”) and other matters, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon. Mr. Maimon is a former President and a director who resigned from all positions held with the Company on June 29, 2011. The complaints sought unspecified money damages, disgorgement of any proceeds from the restated agreement, voiding of the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees.

On or about April 6, 2011, a third complaint was filed in the 295th District Court of Harris County, Texas by Yuval Ran, who claimed to be a shareholder, against certain of our officers and directors and several corporate parties controlled by Haim Tsuff, seeking damages similar to aforementioned derivative cases. As with the prior suits, this complaint alleged various breaches of duty, self-dealing and other wrongdoing in connection with the Restated Agreement between the Company and Goodrich, primarily on the part of the Company’s Chairman and Chief Executive Officer, Haim Tsuff, and Jackob Maimon. In addition, this suit alleged claims relating to other transactions between the Company and entities controlled by Haim Tsuff, including but not limited to the loan transactions between the Company and related parties, the lease and sale of a cruise ship, and the closure of the Company’s Israel branch office. Prior to service on the Defendants, the third complaint was transferred to the 55th Judicial District Court of Harris County, Texas by order signed April 20, 2011, and consolidated with the above-referenced first and second original shareholder suits by order signed May 21, 2011, into a single case, called “Lead Cause No. 2010-34535; In Re: Isramco, Inc. Shareholder Derivative Litigation; In the 55th Judicial District Court of Harris County, Texas (the “Derivative Litigation”). The complaint sought unspecified money damages, disgorgement of any proceeds from the restated agreement, voiding of the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees.

The Company has previously disclosed information in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed by the Company on November 9, 2011, relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011, in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 by Yuval Ran and described above. The Company filed motions in the Chancery Court to dismiss or stay the lawsuit and, by order dated October 20, 2011, the case was dismissed. The plaintiff did not appeal. Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied. Mr. Lapiner then filed a motion for attorney’s fees that was also denied. On December 12, 2011, the court approved the terms of the mediated settlement and entered final order and judgment in the case. The Company paid plaintiff attorney’s fees of $1,000,000, replaced its bylaws, amended various committee charters, and adopted other corporate governance changes as set out in the stipulation of settlement. After the judgment was rendered, Mr. Lapiner filed a motion for new trial and on February 12, 2012, filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas. A Motion to Dismiss the appeal was filed. Oral arguments were presented to the Court of Appeals on January 9, 2013. On April 22, 2014, the Fourteenth Court of Appeals dismissed Mr. Lapiner’s appeal. On June 6, 2014, Mr. Lapiner filed a Petition for review to the Supreme Court of Texas and said action is Case Number 14-0451 in the Supreme Court of Texas. On August 1, 2014, the Supreme Court of Texas requested the respondents in the matter, including the Company, to respond to the Petition for Review. The Company filed said response on or before its September 2, 2014 due date. On October 24, 2014, the Supreme Court of Texas requested the parties in the matter, including the Company, file briefs on the merits in the case. The Company’s brief is due December 15, 2014.

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

On September 10, 2013, the Company filed suit against Mr. Holifield in Cause No. 201352927 of the 270th Judicial District Court of Harris County, Texas, to collect damages estimated in the amount of $1,000,000.00 owing to the Company by virtue of Mr. Holifield’s actions, which are alleged in the suit to include, but are not limited to, negligence, negligence per se, gross negligence, and breach of fiduciary duty owed to the Company. In response, in December 2013, Mr. Holifield filed a pro se answer which included counterclaims and a summary judgment motion. In his counterclaims. Mr. Holifield seeks to recover from the Company the following damages, inter alia: (i) over $2,000,000 for loss of income and failure to secure gainful employment arising from his constructive discharge or termination by the Company; (ii) over $2,000,000 for loss of earnings due to his alleged inability to obtain gainful employment by virtue of the damage caused to his professional reputation by alleged willful and deliberate acts of Haim Tsuff, Edy Francis, and Amir Sanker, (iii) over $2,000,000 due to the intentional infliction of emotional distress to Mr. Holifield; (iv) an amount estimated at $5,000,000 arising from Mr. Holifield’s claim that the Company violated the Racketeer Influenced Corrupt Organizations Act, by engaging in racketeering and conspiracy; (v) over $5,000,000 arising from the Company’s alleged fraudulent misrepresentation regarding Isramco’s purpose in hiring Mr. Holifield and (vi) other relief. The Company believes Mr. Holifield’s counter claims have no merit. The Company intends to vigorously (i) pursue its case against Mr. Holifield and (ii) defend against Mr. Holifield’s counterclaims.

In addition, Mr. Holifield has sought whistleblower status from the United States Department of Labor. After an initial determination by the Department of Labor that there was no reasonable basis for whistleblower status, Mr. Holifield initiated Cause No. 2014-SOX-00017 in the U. S. Department of Labor, Office of Administrative Law Judges, styled In Re: Dennis J. Holifield v. Isramco, Inc. wherein he alleges whistleblower status under the Sarbanes-Oxley Act, the Dodd Frank Act, and the Exchange Act, and seeks back pay together with other unspecified relief. A two-day hearing in the matter commenced on June 10, 2014. The Company’s brief based on the evidence admitted in the hearing was submitted on August 26, 2014. The Company expects a ruling in the matter in the coming months.

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

ISRAMCO, INC

Date: November 10, 2014	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: November 10, 2014	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: November 10, 2014	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)