Form 10-K
period 2014-12-31
ISRAMCO INC
filed 2015-03-10
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500

ISRAMCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3145265
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of March 10, 2015, there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate the Common Stock held by non-affiliates of the Registrant at March 9, 2015, based on the last sale price of such equity reported on Nasdaq Market, market value of was approximately $106 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ISRAMCO, INC.
2013 FORM 10-K ANNUAL REPORT

Special note regarding forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, NGLs, natural gas and related commodities;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	the possibility that production decline rates for some of our oil and gas producing properties are greater than we expect;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	the ability to replace oil and natural gas reserves;

•	unavailability of skilled workers;

•	environmental risks;

•	drilling and operating risks;

•	the loss of one or more of our larger customers;

•	our ability to implement price increases or maintain pricing on our core services;

•	exploration and development risks;

•	competition, including competition for acreage in oil and gas producing areas and for experienced personnel;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of senior management and key technical employees;

•	industry capacity;

•	employee turnover and our ability to replace or add qualified workers;

•	severe weather impacts on our business;

•	operating risks and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	our ability to repay our debt when due;

•
our ability to obtain goods and services, such as drilling rigs and tubulars, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling and development programs;

•	general economic and regulatory conditions, whether internationally, nationally, or in the regional and local market areas in which we do business, may be less favorable than expected; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or commodity prices.

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

PART I

ITEM 1. BUSINESS

Overview

Isramco, Inc., (NASDAQ: ISRL) is a Delaware corporation incorporated in 1982 (hereinafter, “we”, the “Company” or “Isramco”). The Company together with its subsidiaries is an independent oil and natural gas company, engaged in the exploration, development and production of predominately oil and natural gas properties located onshore in the United States and offshore Israel. The Company also operates a production services company that provides a full range of onshore production services to oil companies and independent oil and natural gas production companies conducting operations in the United States.

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

Exploration, Development and Production Segment

At December 31, 2014, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 40,189 thousand barrels of oil equivalent (“MBOE”), consisting of 2,999 thousand barrels (MBbls) of oil, 213,166 million cubic feet (MMcf) of natural gas and 1,662 thousand barrels (MBbls) of natural gas liquids. Approximately 91.7% of our proved reserves were classified as proved developed (See Note 15, Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). Full year 2014 production averaged 3.9 MBOE/d compared to 3.1 MBOE/d in 2013. Tamar Field production share amounted to 1.96 MBOE/d out of total 3.9 MBOE/d compared to 1.26 MBOE/d in 2013.

United States

We, through our wholly-owned subsidiaries, are involved in oil and gas exploration, including the development, production and operation of wells in the United States. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 523 producing wells most of which are located in Texas and New Mexico.

Israel

In 2007, we closed our branch in Israel in order to focus on our expanding presence in the United States. Despite the closure of that branch we retained certain overriding royalties in three oil and gas licenses located offshore Israel. These licenses granted by the government of Israel are known as the “Michal", "Matan" and "Shimson" Licenses.

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

Production from the Tamar Field commenced in March 2013. The Tamar Field is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar Field through the world's longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal (AOT).

The Tamar Consortium currently sells natural gas from the Tamar Field to the Israel Electric Corporation (“IEC”) and numerous other Israeli purchasers, including independent power producers, cogeneration facilities, local distribution companies and certain industrial companies. Currently, many of the gas purchase and sale agreements provide for sales at a 7 to 15 year term, while some contracts have extension options of up to 2 years. Depending on the specific contract, prices may vary and are based on an initial base price subject to price adjustment provisions, including price indexation and a price floor. The IEC contract provides for price reopeners (sometimes referred to as “price review” clauses) in the eighth and eleventh years of the contract, subject to limits on the amount of increase or decrease from the existing contractual price.

During year ended December 31, 2014, net sales from the Tamar Field attributable to Isramco amounted to 4,268,000 Mcf of natural gas and 5,350 Bbl of condensate with prices of $5.80 per Mcf and $88.51 per Bbl of condensate. A portion of these sales, 349,000 Mcf of natural gas with a price of 5.85 per Mcf, resulted from a one-time swap settlement. Total revenues net of marketing and transportation expenses were $25,144,000. The Israeli Tax Authority withheld $6,698,000, of this revenue which is recognized as an asset on the Company’s consolidated balance sheets.

During year ended December 31, 2013, the year the Tamar Consortium began production, net sales from the Tamar Field attributable to Isramco amounted to 2,736,000 Mcf of natural gas and 3,788 Bbl of condensate with prices of $5.69 per Mcf and $99.79 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $15,824,000. The Israeli Tax Authority withheld $3,956,000, of this revenue which is recognized as an asset on the Company’s consolidated balance sheets.

We have a third party reserve report from independent petroleum engineers, Netherland, Sewell & Associates, Inc. dated March 6, 2015 estimating reserves allocable to the Tamar Royalty as of December 31, 2014 (the “Tamar Reserve Report”). This reserve report estimates that by reason ownership of the Tamar Royalty, we have proven reserves estimated at 193.1 million cubic feet of natural gas and 251 thousand barrels of natural gas liquids. The Tamar Reserve Report indicates that the undiscounted estimated future net revenue (after deduction of estimated production and ad valorem taxes but before estimated income tax and levy) for such reserves (paid out over time) at $766 million. The Tamar Reserve Report estimates the net present worth of such reserves, discounted at 10% annual discount rate factor, at $375.7 million (See Note 15, Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). The gas price used to value the reserves in the Tamar Reserve Report is calculated in accordance with SEC rules based on the unweighted arithmetic price for each month within the 12-month period prior to December 31, 2014. The report indicates that there are no commercial oil deposits included as reserves.

The amount of proceeds we receive from the Tamar Royalty is contingent on a variety of factors including the timing of production and the price received. In the event of payout, the Tamar Royalty increases. Payout is the point when all the costs of leasing, drilling, producing and operating the leases have been recovered from lease production proceeds, as defined in the royalty agreement under which Isramco acquired its interest.

As we do not control any of the factors affecting our rights to payments (time of production, price received, costs incurred) and as a result of the other risk factors as set forth below in “Risk Factors,” we cannot determine the amounts or timing of any payments we will receive or when payout is likely to occur, if ever. Based on the reserves and anticipated production, the income from the Tamar Royalty is currently expected to be very significant to the Company for the foreseeable future.

Commercial production of the Tamar Field reserves is subject to numerous risks, including all of the typical risks associated with offshore oil and gas production. Commercial production of such reserves is also subject to additional risks that may be unique to the Tamar Field. These include:

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

·
Israel Antitrust Authority continues to investigate the terms and conditions surrounding the ownership and operation of the offshore assets and could impose additional regulations or requirements on the partners which could include a requirement of the partners to divest of some or all of their ownership or require the owners to separately market their proportionate share of production.

A well was drilled in the area covered by the Shimshon license, which has been recognized as a commercial discovery. The Shimshon partners submitted an application to convert Shimshon license to a lease. The application is still pending at Israeli government's Ministry of Energy and Water Resources.

Production services Segment

The Company began production services operations in October 2011. Our production servicing rig and truck fleet provides a range of production services, including the completion of newly-drilled wells, maintenance and workover of existing wells, fluid transportation, related oilfield services and plugging and abandonment of wells at the end of their useful lives to a diverse group of oil and gas exploration and production companies.

●
Completion Service. Newly drilled wells require completion services to prepare the well for production. Production servicing rigs are frequently used to complete newly drilled wells to minimize the use of higher cost drilling rigs in the completion process. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or gas to flow into the well bore, stimulating and testing these zones, and installing the production string and other downhole equipment. The completion process typically ranges from a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment in addition to a production services rigs. The demand for completion services is directly related to drilling activity levels, which are sensitive to fluctuations in oil and gas prices.

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

●
Fluid Services. At December 31, 2014, we owned and operated 12 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

●
Plugging Services. Production servicing rigs are also used in the process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Many well operators bid this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by us or by other service companies.

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of December 31, 2014, our fleet of production servicing rigs totaled 34 rigs, which we operate through 6 locations in Texas and New Mexico. Our fleet is capable of working at depths from 14,000 to 25,000 feet, and as of December 31, 2014, our fleet consists of one 600 series rig, twenty nine 550 series rigs, and four 300 series rigs.

Derivative Instruments and Hedging Activities

From time to time we utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We may hedge a substantial, but varying, portion of our anticipated oil and natural gas production current and subsequent. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to derivative contracts, which would potentially allow us to not record the change in fair value of our derivative contracts in the consolidated statements of operations. We carry our derivatives at fair value on our consolidated balance sheets, with the changes in the fair value included in our consolidated statements of operations in the period in which the change occurs.

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

Competitive Conditions in the Business

The oil and natural gas industry is highly competitive and we compete with many other companies that have greater financial and other resources. Many of these companies explore for, produce and market oil and natural gas, as well as carry on refining operations and market the resultant products on a worldwide basis. There are also many production services companies that compete for the same customers as we compete. The primary areas in which we encounter substantial competition are in locating and acquiring attractive producing oil and natural gas properties, obtaining purchasers and transporters of the oil and natural gas we produce and hiring and retaining key employees during active times in the oil and gas industry. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and in some instances individual states where we operate. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and natural gas and may prevent or delay the commencement or continuation of a given operation.

Our production services customers include major oil companies and mid-range independent oil and natural gas production companies. The markets in which we operate are highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. We believe many of our large customers place increased emphasis on the safety, performance and quality of the crews, equipment and services provided by their contractors. Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded the work. However, in several instances, we have secured and maintained work for large customers for which efficiency, safety, technology, size of fleet, and availability of other services are of equal importance to price.

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

The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the year ended December 31, 2014 one individual oil purchaser, Sunoco Logistics Partners L.P., accounted for 13% of the company’s consolidated revenues. No other purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of Isramco’s consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2, LP. During the twelve months ended December 31, 2014 income from this source accounted for 27% of the Company’s consolidated revenues. If Isramco Negev 2 were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest. Loss of payments from this source would have significant financial consequences on the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2014, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

Comprehensive Environmental Response, Compensation and Liability Act and Hazardous Substances

In 1980, the United States Congress enacted the federal Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law. This law, which has been amended since enactment, and comparable state laws impose strict liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of what are considered to be “hazardous substances” into the environment. These persons include the current or former owners or operators of the sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances released at the site. Under CERCLA, we may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment whether or not we are responsible for the release or even owned an interest in the site at the time of the release, as well as for damages to natural resources and for the costs of health studies. In addition, companies that incur liability frequently confront additional claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment in addintion to a CERCLA claim.

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

The Clean Water Act, wastewater and storm water discharges

The oil and gas industry, generally, and our operations specifically, are also subject to the federal Clean Water Act and analogous state laws. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Some of our properties may require permits for discharges of storm water runoff and, as part of our overall evaluation of our current operations, we may apply for storm water discharge permit coverage and updating storm water discharge management practices at some of our facilities. We believe that we will be able to obtain, or be included under, these permits, where necessary, and be required make only minor modifications to existing facilities and operations that we believe would not have a material effect on us. The Clean Water Act and similar state acts regulate other discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages.

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

We have engaged in limited hydraulic fracturing or other well stimulation services on the wells for which we are the operator by engaging third parties to conduct these operations on our behalf. For non-operated properties, the operators have applied and may choose to apply in the future hydraulic-fracturing techniques on properties in which we share interest.

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

Hydraulic Fracturing

There have been several regulatory and governmental initiatives to restrict the hydraulic-fracturing process, which could have an adverse impact on our completion or production activities. The U.S. Environmental Protection Agency (EPA) has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic-fracturing practices notwithstanding the existence of current oil and gas regulations adopted at the state level. Moreover, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. Results are expected to be released in a draft for public and peer review in 2015. In addition, in April 2012, the EPA issued the first federal air standards for natural gas wells that are hydraulically fractured, which will require operators to significantly reduce volatile organic compounds or VOC emissions through the use of “green completions” to capture natural gas that would otherwise escape into the air. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, which were effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On September 23, 2013, the EPA published amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. Compliance with such rules could result in additional costs for us, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

The EPA has also announced plans to propose effluent limitations for the treatment and discharge of wastewater resulting from hydraulic-fracturing activities. Certain other governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices, including evaluations by the U.S. Department of Energy and the DOI, and coordination of an administration-wide review of these practices by the White House Council on Environmental Quality. Congress is currently considering, and has from time to time in the past considered, bills that would regulate hydraulic fracturing and/or require public disclosure of chemicals used in the hydraulic-fracturing process. A number of states, including states in which we operate, have adopted or are considering legal requirements that could impose more stringent permitting, public disclosure, and well-construction requirements on hydraulic-fracturing activities.

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

Employees

As of December 31, 2014, we had 263 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Isramco, Inc., that file electronically with the SEC. Information about the Company can be found at our internet address: www.isramcousa.com The public can obtain any document we file with the SEC at www.sec.gov.

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

Prices for oil, natural gas and NGLs (Natural Gas Liquids) can fluctuate widely. Our revenues, operating results and future growth rates are highly dependent on the prices we receive for our oil, natural gas and NGLs. Historically, the markets for oil, natural gas and NGLs have been volatile and may continue to be volatile in the future. For example, in recent years market prices for natural gas in the United States have declined substantially from the highs achieved in 2008 and the rapid development of shale plays throughout North America has contributed significantly to this trend, however, during the periods of 2012, 2013, and 2014 gas prices have trended in a relatively stable manner.

During fourth quarter 2014, a significant decline in crude oil prices occurred. As a result, we experienced decreases in crude oil revenues and recorded asset impairment charges due to commodity price declines. If crude oil prices continue to decline, further operating asset impairment and our profitability will likely be negatively affected.

Factors influencing the prices of oil, natural gas and NGLs are beyond our control. These factors include, among others:

●
the worldwide military and political environment, uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities or further acts of terrorism in the United States, or elsewhere, particularly Israel;

●	global factors impacting supply quantities of crude oil, natural gas and NGLs, in particular, US crude oil and NGL supply growth resulting from shale oil development;
●	the extent to which US shale producers become swing producers, yielding additional non-OPEC crude oil supply;
●	political conditions and events (including instability or armed conflict) in hydrocarbon-producing regions;
●	actions taken by foreign oil and gas producing nations;
●	the level of global crude oil and natural gas inventories;
●	further application of horizontal drilling techniques which could increase production and significantly impact both domestic and global supplies of crude oil, natural gas, and NGLs;
●	the price and level of foreign imports of oil, natural gas and NGLs;
●	the effect of worldwide energy conservation efforts;
●	the price and availability of alternative and competing fuels;
●	the cost of exploring for, developing, producing, transporting, and marketing oil, natural gas, and NGLs;
●	the availability of pipeline capacity and infrastructure;
●	the availability of crude oil transportation and refining capacity;
●	consumer demand for oil, gas and NGLs;
●	the growth of consumer product demand in emerging markets, such as India and China;
●	fuel efficiency regulations, such as the Corporate Average Fuel Economy (CAFE) standards, and its impacts on crude oil demand as a transportation fuel;
●	labor unrest in oil and natural gas producing regions;
●	regional pricing differentials;
●	weather conditions;
●	electricity needs;
●	the nature and extent of domestic and foreign governmental regulation (including environmental regulation and regulation of derivatives transactions and hedging activities) and taxation; and
●	the overall economic environment.

The long-term effect of these and other factors on the prices of oil, natural gas and NGLs are uncertain. Prolonged or substantial declines in these commodity prices may have the following effects on our business:

●	adversely affecting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
●	reducing the amount of oil, natural gas and NGLs that we can produce economically;
●	reducing our revenues, profit margins, operating income and cash flows;
●	certain properties in our portfolio becoming economically unviable;
●	delay or postponement of some of our capital projects;
●	reducing the carrying value of our crude oil and natural gas properties;
●	reducing the amounts of our estimated proved oil and natural-gas reserves;
●	reducing the standardized measure of discounted future net cash flows relating to oil and natural-gas reserves; and
●	limiting our access to sources of capital, such as equity and long-term debt; and
●	additional counterparty credit risk exposure on commodity hedges.
●	asset impairment charges resulting from reductions in the carrying values of our crude oil and natural gas properties at the date of assessment;

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

Our domestic operations have been, and at times in the future may be, affected by political developments and are subject to complex federal, state, tribal, local and other laws and regulations such as restrictions on production, permitting, changes in taxes, deductions, royalties and other amounts payable to governments or governmental agencies, price or gathering-rate controls, hydraulic fracturing and environmental protection regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, tribal and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws, including environmental and tax laws, and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For example, currently proposed federal legislation, that, if adopted, could adversely affect our business, financial condition and results of operations, includes the following:

●
Climate Change. A number of state and regional efforts have emerged that are aimed at tracking and/or reducing emissions of green-house gases (GHGs). In addition, the U.S. Environmental Protection Agency (EPA) has made findings that emissions of GHGs present a danger to public health and the environment and, based on these findings, has adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. We may be required to install “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs.

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

●
Hydraulic Fracturing. This process is an essential and common practice used to stimulate production of natural gas and/or oil from dense subsurface rock formations such as shales that generally exist between 4,000 and 14,000 feet below ground. For non-operated properties, the operators may choose to apply hydraulic-fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. The process involves the injection of water, sand, and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The process is typically regulated by state oil and natural-gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently projects to issue an Advance Notice of Proposed Rulemaking in May 2013 that would seek public input on the design and scope of such disclosure regulations. In May 2012, the Department of the Interior (DOI) released draft regulations governing hydraulic fracturing on federal and Indian oil and gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing, and monitoring of well-stimulation operations. In addition, Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic-fracturing process is adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

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

There are also certain governmental reviews recently conducted or underway that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic-fracturing. In addition, the U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods and, in August 2011, issued a report on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale-gas development. Also, as discussed above, the DOI is pursuing regulations governing hydraulic fracturing on federal and Indian oil and gas leases. These studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays. The adoption of any federal, state or local laws or the implementation of regulations or ordinances restricting or increasing the costs of hydraulic fracturing could cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our drilling and production servicing activities, any or all of which could adversely affect our financial position, results of operations and cash flows.

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

Our oil and gas revenues are generated through oil and gas leases. These leases are conditioned on the performance of certain obligations, primarily the obligation to produce oil and/or gas or engage in operations designed to result in the production of oil and gas. If production ceases and operations are not commenced within a specified time, the lease may be lost. The loss of our leases may have a material and adverse impact on our revenues.

In the case of Israeli-based properties, we have interests in licenses that, subject to certain conditions, may result in leases being granted. The leases are subject to certain obligations and are renewable at the discretion of various governmental authorities. As such, if the parties responsible for operations are not able to fulfill their obligations under the leases, the leases may be modified, cancelled, not renewed, or renewed on terms different from the current leases. The modification or cancellation of our leases could eliminate our interests and may have a material and adverse impact on our revenues.

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

Our profitability in the future will depend on many factors, but largely on pricing and utilization rates for our production services. An increase in supply of production servicing rigs and equipment, without a corresponding increase in demand, or decrease in demand for production servicing rigs and equipment could decrease the pricing and utilization rates of our production services, which would adversely affect our revenues and profitability.

Our production services business depends on domestic spending by the oil and natural gas industry, and this spending and our business has been in the past, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment.

Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and natural gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by some of our customers. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn due to weakened demand. The industry returned to higher activity levels in 2011 and remained higher during the first half of 2012, before another downturn in the second half of 2012, affecting natural gas prices in particular. The industry pricing remained relatively stable through the middle of 2014. However, beginning in the second half of 2014, oil prices declined substantially from historical highs and may remain depressed for the foreseeable future. Adverse changes in capital markets and declines in prices for oil and natural gas will cause oil and natural gas producers to announce reductions in capital budgets for future periods. In light of the recent depressed oil prices, many oil producers have announced significant reductions in capital budgets for 2015.

Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause oil and natural gas producers to make further reductions to capital budgets in the future even if oil or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

If oil and natural gas prices remain volatile, or if oil or natural gas prices remain low or decline further, the demand for our production services could be adversely affected.

The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related general production spending and level of drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment. If oil prices or natural gas prices continue to remain low or decline further, or if there is a reduction in drilling activities, the demand for our services and our results of operations could be materially and adversely affected.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $94.11, $97.91 and $ 93.26 per barrel in 2012, 2013 and 2014, respectively. Most recently, Cushing WTI oil prices have declined from over $107 per barrel in June 2014 to $59 per barrel on December 31, 2014.  The Henry Hub Natural Gas Spot Price averaged $2.75, $3.73 and $4.39 per Mcf for 2012, 2013 and 2014, respectively.

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

In order to manage our exposure to price risks in the marketing of our oil and natural gas production, we sometimes enter into oil and natural gas price hedging arrangements with respect to a portion of our anticipated production and we may enter into additional hedging transactions in the future. While intended to reduce the effects of volatile oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

●	our actual production is less than hedged volumes;

●	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

●	the counterparties to our hedging agreements fail to perform under the contracts; or

●	a sudden unexpected event materially impacts oil and natural-gas prices.

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

We require significant amounts of undeveloped leasehold acreage to further our development efforts. Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that our leasehold acreage will be profitably developed, that new wells drilled by us will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results is dependent upon the current and future market prices for oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost.

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

Most production services contracts are awarded on the basis of competitive bids, which also results in price competition. In addition to pricing and equipment availability, we believe the following factors are also important to our clients in determining which production services provider to select:

●	the type and condition of each of the competing production servicing rigs;

●	the quality of service and experience of the crews;

●	the safety record of the company providing the services; and

●	the offering of ancillary services;

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

Our strategy of constructing production servicing rigs during periods of peak demand requires that we maintain an adequate supply of rig components to complete our rig building program. Our suppliers may be unable to continue providing us the needed rig components if their manufacturing sources are unable to fulfill their commitments.

There are limitations with regard to sales of Tamar Field Production

As noted above, we own an interest in the Tamar Field located offshore Israel. Although a large portion of our revenues are derived from United States operations, we expect to derive a significant portion of our revenues and future growth from Israel.  We note that the government of Israel allows the owners of Tamar Field production to export fifty percent (50%) of the production that has not yet been committed to supply the Israel domestic market as of the date of the government’s decision in this regard.  Accordingly, production from Tamar must first satisfy the minimum amount required to supply the Israeli economy.

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

We periodically seek to increase the prices of our services to offset rising costs and to generate higher returns for our stockholders. However, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new production services rigs may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase or maintain prices. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability.

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

A member of Isramco’s management team owns a significant amount of common stock, giving him influence or control in corporate transactions and other matters, and the interests of these individuals could differ from those other shareholders.

A member of our management team, Haim Tsuff, CEO, individually and through companies beneficially controlled owns 67.16% of our outstanding shares of common stock as of March 9, 2015. As a result, Haim Tsuff is in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions.

Our stock price is volatile, could continue to be volatile and has limited liquidity; Accordingly, investors may not be able to sell any significant number of shares of our stock at prevailing market prices.

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

None.

ITEM 2. PROPERTIES

Oil and Gas Exploration and Production - Properties and Reserves

We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado. We currently serve as operator of over 500 producing wells most of which are located in Texas and New Mexico. Moreover, we own interests properties operated by third party entities. In many instances, the Company does not have, nor is it entitled to, information pertaining to certain matters such as (i) whether shut-in or temporarily abandoned wells operated by these third parties are mechanically capable of production, or (ii) whether third party operators have obtained leases in which the Company would be contractually entitled to participate (being undeveloped acreage), and, in some instances, (iii) the gross and net acreage maintained in the leases included in the contract area under the operative joint operating agreements. Due to the nature of some third party operations (e.g., field wide units), to the Company cannot ascertain the total number of wells drilled within a particular project area and whether each well within such project area is productive. In some instances, third parties operate properties (e.g. field wide units, leases covering a large amount of acreage) where production, revenue and expenses for the property are aggregated and reported as a single property. Accordingly, well information with regard to such properties is not always available to Isramco. In addition, most of the Company’s operated wells are legacy assets and, accordingly, were drilled and operated for several years by our predecessors in title. Therefore, at this time, the Company is conducting a review of the terms and conditions of each lease covering our operated assets to determine the acreage held by the underlying oil and gas leases and the Company is also examining shut-in wells to ascertain whether these wells are mechanically capable of production in their current state. Moreover, we are working with the operators of our non-operated assets to obtain similar information with regard to such properties. The Company expects to complete this review in 2015. Currently, we do not own any interest in undeveloped acreage.

Drilling Activities

During the year ended December 31, 2014 we drilled one development well in West Texas. The first attempt at completing the well was unsuccessful. We are currently evaluating the well and planning the second completion attempt. Since year-end we have successfully drilled and completed one new well in North Texas and are in the process of completing our second well in the same area.

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

Controls Over Reserve Estimates

The Company’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Company relies on third party professionals to integrate geological, geophysical, engineering and economic data to produce the Company’s reserve reports, which are utilized for its filings with the Commission. Our internal controls over reserves estimates include the following:

•  A reserve report covering 100% of our proved reserves in the United States is prepared by Cawley, Gillespie and Associates, Inc., a third-party petroleum consulting firm, on an annual basis;

•  A reserve report covering 100% of our interests in Israel is prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party petroleum consulting firm, on an annual basis; and

•  Senior Management of the Company reviews and examines the reserve reports generated by third parties and conducts an internal evaluation of the assumptions underlying material changes to reserves on an annual basis.

The reserves estimates shown for our U.S. properties have been independently evaluated by Cawley, Gillespie and Associates, Inc. The technical person at Cawley, Gillespie and Associates primarily responsible for preparing the estimates set forth in the reserves report incorporated herein is Mr. Robert D. Ravnaas. Mr. Ravnaas is a Petroleum Engineer and the President of Cawley, Gillespie and Associates, Inc. He attended the University of Colorado at Boulder from 1975-1979 and graduated with a Bachelor of Science degree in Chemical Engineering. Mr. Ravnaas also attended the University of Texas at Austin from 1979-1981 and graduated with a Master of Science degree in Petroleum Engineering. He is a registered Professional Engineer with the Texas Board of Professional Engineers (No. 61304) and a member of the Texas Society of Professional Engineers. Mr. Ravnaas has in excess of 30 years’ experience in oil and gas reservoir studies and evaluations.

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. David E. Nice.  Mr. Talley has been practicing consulting petroleum engineering at NSAI since 2004.  Mr. Talley is a Licensed Professional Engineer in the State of Texas (No. 102425) and has over 16 years of practical experience in petroleum engineering, with over 10 years experience in the estimation and evaluation of reserves.  He graduated from the University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree.  Mr. Nice has been practicing consulting petroleum geology at NSAI since 1998.  Mr. Nice is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 346) and has over 29 years of practical experience in petroleum geosciences, with over 16 years experience in the estimation and evaluation of reserves.  He graduated from the University  of Wyoming in 1982 with a Bachelor of Science Degree in Geology and in 1985 with a Master of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

ITEM 3. LEGAL PROCEEDINGS

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

The Company disclosed information in the Company’s Quarterly Report on Form 10-Q (File No. 0-12500) for the three months ended September 30, 2011 filed by with the Commission on November 9, 2011, relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011, in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 by Yuval Ran and described above. The Company filed motions in the Chancery Court to dismiss or stay the lawsuit and, by order dated October 20, 2011, the case was dismissed. The plaintiff did not appeal. Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied. Mr. Lapiner then filed a motion for attorney’s fees that was also denied. On December 12, 2011, the court approved the terms of the mediated settlement and entered final order and judgment in the case. The Company paid plaintiff attorney’s fees of $1,000,000, replaced its bylaws, amended various committee charters, and adopted other corporate governance changes as set out in the stipulation of settlement. After the judgment was rendered, Mr. Lapiner filed a motion for new trial and on February 12, 2012, filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas. A Motion to Dismiss the appeal was filed. Oral arguments were presented to the Court of Appeals on January 9, 2013. On April 22, 2014, the Fourteenth Court of Appeals dismissed Mr. Lapiner’s appeal. On June 6, 2014, Mr. Lapiner filed a Petition for review to the Supreme Court of Texas and said action is Case Number 14-0451 in the Supreme Court of Texas. On August 1, 2014, the Supreme Court of Texas requested the respondents in the matter, including the Company, to respond to the Petition for Review. The Company filed said response on or before its September 2, 2014 due date. On October 24, 2014, the Supreme Court of Texas requested the parties in the matter, including the Company, file briefs on the merits in the case. The Company filed its brief on January 15, 2015.

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

In addition, Mr. Holifield sought whistleblower status from the United States Department of Labor. After an initial determination by the Department of Labor that there was no reasonable basis for whistleblower status, on February 26, 2014, Mr. Holifield initiated Cause No. 2014-SOX-00017 in the U. S. Department of Labor, Office of Administrative Law Judges, styled In Re: Dennis J. Holifield v. Isramco, Inc. In this suit, Mr. Holifield alleged whistleblower status under the Sarbanes-Oxley Act, the Dodd Frank Act, and the Exchange Act, and sought back pay, front pay, and other unspecified relief. A two-day hearing in the matter commenced on June 10, 2014. The Company’s brief based on the evidence admitted in the hearing was submitted on August 26, 2014.   By Decision and Order entered on November, 17, 2014, the Administrative Law Judge awarded Mr. Holifield damages of One Dollar ($1.00) in back pay, One Dollar ($1.00) in front pay, and reasonable expenses of $3,373.72.  On December 2, 2014, the Company filed a Petition for Review of Decision and Order of Administrative Law Judge with the Administrative Review Board of the Department of Labor asserting twelve (12) exceptions to conclusions made in the aforementioned Decision and Order.  Mr. Holifield did not file a Petition for Review in the matter.  Based on the de minimis award and Mr. Holifield’s failure to appeal same, the Company decided that any further actions related to Cause No. 2014-SOX-00017 in the U. S. Department of Labor, Office of Administrative Law Judges, would not be in the best interest of the Company.  On December 16, 2014, the Company filed a Withdrawal of Petition for Review and by Final Order dated January 21, 2015, the Administrative Review Board granted the withdrawal.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Capital Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock. As of March 10, 2015, there were approximately 189 holders of record of our common stock.

	High	Low
2014
First Quarter	$145.37	$120.01
Second Quarter	145.99	120.00
Third Quarter	133.00	110.12
Fourth Quarter	146.47	114.05

2013
First Quarter	$106.75	$95.46
Second Quarter	102.75	85.10
Third Quarter	124.98	93.70
Fourth Quarter	150.46	93.70

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

ITEM 6. SELECTED FINANCIAL DATA

The table below contains selected consolidated financial data derived from our Consolidated Financial Statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this report.

	Year Ended December 31,
(thousands, except as noted)	2014	2013	2012	2011	2010
Revenues and Income (Loss)
Total Revenues	93,898	68,692	50,430	45,648	42,200
Net Income (Loss)	5,162	(6,710)	2,221	7,381	(2,787)
Per Share Data
Earnings (Loss) Per Share - Basic	1.90	(2.47)	0.82	2.72	(1.03)
Earnings Per Share - Diluted	1.90	(2.47)	0.82	2.72	(1.03)
Cash Dividends Per Share	-	-	-	-	-
Year-End Stock Price Per Share	138.00	127.05	103.99	89.56	84.30
Weighted Average Shares Outstanding	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Basic	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Diluted	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Total Assets	158,864	157,913	153,958	151,907	171,878
Long-term Obligations	92,674	114,849	99,413	77,658	96,111
Long-Term Debt & Long-Term Accrued Interest	72,628	96,035	81,505	60,408	99,857

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development, and production of oil and natural gas properties located onshore in the United States and an owner of various royalty interests offshore Israel. Our properties are primarily located in Texas, New Mexico and Oklahoma. We act as the operator of most of our U.S. properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs. In August, 2011 we created a new production services subsidiary that began operations in October 2011. As of December 2014, the subsidiary had 34 deployed production services rigs and various trucks that operate primarily in Texas and New Mexico. The company provides a full range of production services such as well completion and wellbore maintenance, workover, fluid transportation and plugging and abandonment services.

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

The Tamar Field project began production in March 2013 and is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar field through the world's longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal.

During year ended December 31, 2014, net sales from the Tamar Field attributable to Isramco amounted to 4,268,000 Mcf of natural gas and 5,350 Bbl of condensate with prices of $5.80 per Mcf and $88.51 per Bbl of condensate. A portion of these sales, 349,000 Mcf of natural gas with a price of 5.85 per Mcf, resulted from a one-time swap settlement. Total revenues net of marketing and transportation expenses were $25,144,000. The Israeli Tax Authority withheld $6,698,000, of this revenue which is recognized as an asset on the Company’s consolidated balance sheets.

During year ended December 31, 2013, the year the Tamar Consortium began production, net sales from the Tamar Field attributable to Isramco amounted to 2,736,000 Mcf of natural gas and 3,788 Bbl of condensate with prices of $5.69 per Mcf and $99.79 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $15,824,000. The Israeli Tax Authority withheld $3,956,000, of this revenue which is recognized as an asset on the Company’s consolidated balance sheets.

At December 31, 2014, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 40,189 thousand barrels of oil equivalent (“MBOE”), consisting of 2,999 thousand barrels (MBbls) of oil, 213,166 million cubic feet (MMcf) of natural gas and 1,662 thousand barrels (MBbls) of natural gas liquids. Approximately 91.7% of our proved reserves were classified as proved developed (See Note 15, Supplemental Oil and Gas Information to Consolidated Financial Statements to our consolidated financial statements). Full year 2014 production averaged 3.9 MBOE/d compared to 3.1 MBOE/d in 2013. Tamar Field production share amounted to 1.96 MBOE/d out of total 3.9 MBOE/d compared to 1.26 MBOE/d in 2013.

Production services Segment

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry, and the consequent impact on exploration and production activity, could adversely impact the level of workover activity by some of our customers. This volatility also affects the demand for our services and the price of our services. In addition, the discovery rate of new oil and natural gas reserves in our market areas also may have an impact on our business, even in an environment of stronger oil and natural gas prices.

We derive a majority of our revenues from services supporting production from existing oil and natural gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and natural gas price environments, as ongoing maintenance spending is required to sustain production. As oil and natural gas prices reach higher levels, demand for all of our services generally increases as our customers engage in more well servicing activities relating to existing wells to maintain or increase oil and natural gas production from those wells. Because our services are required to support drilling and workover activities, our revenues will vary based on changes in capital spending by our customers as oil and natural gas prices increase or decrease.

The production services market is highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. We believe many of our larger customers place increased emphasis on the safety, performance and quality of the crews, equipment and services provided by their contractors. Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded the work. However, in numerous instances, we secure and maintain work from large customers for which efficiency, safety, technology, size of fleet and availability of other services are of equal importance to price.

The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in a lower oil and natural gas price environment, demand for service and maintenance generally decreases as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work. Oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Further, in a low commodity price environment, fewer production services rigs are needed for completions, as these activities are generally associated with drilling activity. The plugging and abandonment work is less affected by prices and generally driven by state regulations and have smaller variations in demand.

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

The Company’s estimates of proved reserves are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually by our independent reserve engineering firm, Cawley, Gillespie & Associates, Inc and Netherland, Sewell & Associates, Inc. and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions, and governmental restrictions, as well as changes in the expected recovery associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits earlier. A material adverse change in the estimated volumes of proved reserves could have a negative impact on depreciation, depletion and amortization expense (DD&A) and could result in property impairments.

Depreciation, Depletion and Amortization

Our rate of recording DD&A is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it non-economic to drill for and produce higher cost reserves.

Our production services equipment and tools are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.

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

Accounting for Derivative Instruments and Hedging Activities

We have and may utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We may generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next years. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to our derivative contracts, which would potentially allow us to not record the change in fair value of our derivative contracts in the consolidated statements of operations. We carry our derivatives at fair value on our consolidated balance sheets, with the changes in the fair value included in our consolidated statements of operations in the period in which the change occurs.

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

The Company is in negotiations for a commercial loan from a financial institution to obtain a new financing on terms favorable to the Company. The Company hopes to obtain a new commercial loan that would replace its existing financing from affiliated parties and also provide additional liquidity for the Company’s operations and investments. The Company is uncertain as to whether it will be successful in obtaining a new commercial loan. If a loan is obtained, there is uncertainty as to the timetable upon which such loan would be closed. The Company believes that the current source of its affiliate financing will remain flexible and additional funding will be made available if needed until a commercial loan can be obtained. See Note 5 to Consolidated Financial Statements, Long-Term Debt and Interest Expense.

Our future capital resources and liquidity may depend, in part, on our success in developing our existing leasehold interests and from streamlining operations of our production services operations. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves. Future success in acquiring additional reserves and increasing production will be highly dependent on capital resources available and the success in sourcing investment opportunities. We expect to fund our future capital requirements through internally generated cash flows and potentially through a new commercial loan from a third party lender.

Long-term cash flows are subject to a number of variables, including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas industry. Our production services business requires capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, and investments in new equipment and tools. We plan to fund these activities from Isramco’s available operating cash flows and possibly a commercial loan from financial institution. (See Item 1A “Risk Factors”).

Commitments and Contingencies

As is common within the oil and natural gas industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved oil and natural gas properties. It is our belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

Contractual Obligations: Aggregate maturities of contractual obligations at December 31, 2014 are due in future years as follows (in thousands):

	Total	2015	2016	2017	2018
Long-term related party debt & accrued interest	$98,850	26,222	29,364	29,364	13,900

Debt

	As of December 31,
	2014	2013	2012
	(In thousands except percentage)
Long – term debt – related party (1)	94,548	94,657	73,906
Current maturities of long-term debt, short-term debt and bank overdraft	1,306	1,392	18,184
Total debt	95,854	96,049	92,090

Stockholders’ equity	18,120	12,491	18,815

Debt to capital ratio	84%	88%	83%

(1)	The amounts are exclusive of accrued interest.

At year-end 2014, our total debt was $95,854,000, compared to total debt of $96,049,000 at year-end 2013 and $92,090,000 at year-end 2012.

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

Isramco also had related party payables of $285,000 and $354,000 as of December 31, 2014 and 2013 respectively which are included with short term related party debt on the balance sheet.

Mr. Jackob Maimon, Isramco's president at the time and a former director of the Company is a director of JOEL. Mr. Haim Tsuff, Isramco's Chief Executive Officer and Chairman, is a controlling shareholder of JOEL.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements.

Cash Flow

Our primary source of cash in 2014 was cash flow from operating activities. In 2014, cash received from operations and release of restricted cash deposit was primarily used for investments in equipment for our production services subsidiary, oil and gas properties and payment of insurance financing.

Our primary source of cash in 2013 was cash flow from operating activities. In 2013, cash received from operations and was primarily used for investments in equipment for our production services subsidiary, oil and gas properties and restricted cash deposit.

In 2012 cash received from operations, sale of marketable securities and proceeds from related party were used primarily to repay borrowings under our Senior Credit Facility and investing in equipment for production services subsidiary.

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows provided by operating activities	$19,776	$24,282	$17,000
Cash flows (used in) investing activities	(19,356)	(21,931)	(12,031)
Cash flows provided by (used in) financing activities	(2,542)	1,183	(6,476)
Net increase (decrease) in cash	$(2,122)	$3,534	$(1,507)

Operating Activities, Net cash flows provided by operating activities were $19,776,000, $24,282,000, and $17,000,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs, proceeds from an overriding royalty interest in the Tamar Field and activities of our production services subsidiary in the year ended December 31, 2014.

During the year ended December 31, 2014, compared to the same period in 2013, net cash flow provided by operating activities decreased by $4,506,000 to $19,776,000. The decrease was primarily attributable the repayment of accrued interest on our related party loans.

During the year ended December 31, 2013, compared to the same period in 2012, net cash flow provided by operating activities increased by $7,282,000 to $24,282,000. The increase was primarily attributable to proceeds from our overriding royalty in Tamar Field off shore Israel and revenues from our production services segment. This increase was partially offset by changes in the working capital, and cash received on settlement of derivative contracts in 2012 with no corresponding transaction in 2013, and decrease in crude oil, natural gas and natural gas liquids (“NGLs) revenues. The decrease in revenues from crude oil, natural gas and NGLs was caused by a decrease in production volumes of crude oil, natural gas and NGLs and a decrease in sale prices of NGLs which were slightly offset by increase in sale prices of crude oil and natural gas. The average crude oil prices for the twelve months ended December 31, 2013 were $95.71/Bbl, compared to $92.75/Bbl, natural gas $3.97/Mcf, compared to $3.68/Mcf and natural gas liquids average prices of $31.85/Bbl, compared to $36.19/ Bbl in the corresponding period in 2012.

However, we are unable to predict future production levels, future commodity prices, future proceeds from our Tamar Field royalties, and future revenues generated by our production services segment; therefore, we cannot predict future levels of net cash provided by operating activities.

Investing Activities, Net cash flows used in investing activities for the twelve months ended December 31, 2014 and 2013 were $19,356,000 and $21,931,000, respectively. During 2014 and 2013 the Company invested in equipment and oil and gas properties amount of $21,799,000 ($4,450,000 oil and gas properties and $17,349,000 production services equipment) and $20,478,000 ($4,018,000 oil and gas properties and $16,460,000 production services equipment). During 2014 the Company reduced restricted cash by $1,500,000, received $477,000 from the sale of oil and gas properties, and received $466 in insurance proceeds as a result of a property casualty loss.

Net cash flows used in investing activities for the twelve months ended December 31, 2013 and 2012 were $21,931,000 and $12,031,000, respectively. During 2013, the Company invested in equipment for its production services subsidiary and oil and gas properties amount of $16,459,000 and $4,019,000 respectively and increased our restricted cash balance by $1,500,000.

During 2012, the Company invested in equipment for its well service subsidiary and oil and gas properties of $11,575,000 and $5,422,000, respectively. These investments of $16,997,000 were partially offset by proceeds from sale of investments in marketable securities in the amount of $4,737,000.

Financing Activities, Net cash flows provided by (used in) financing activities were $(2,542,000) and $1,183,000 for the year ended December 31, 2014 and 2013, respectively. In 2014, the Company made payments related to its short term debt of $1,580,000 and reduced its bank overdraft by $769,000.

In 2013, the Company received a loan from a related party in the amount of $1,500,000, made payments related to its short term debt of $335,000 and increased its bank overdraft by $18,000.

Net cash flows provided by (used in) financing activities for the twelve months ended December 31, 2013 and 2012 were $1,183,000 and $(6,476,000), respectively. The Company fully repaid the outstanding debt under the Senior Credit Facility in the amount of $20,000,000 which was partially offset by new borrowings of $13,500,000 from related parties.

Results of Continuing Operations

Selected Data

	Years Ended December 31,
	2014	2013	2012
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$36,874	$35,464	$40,402
Israel	25,144	15,824	-
Production services	29,979	16,294	9,279
Other	1,901	1,110	749
Total revenues and other	93,898	68,692	50,430

Cost and expenses	79,525	72,021	44,433
Other expense	6,385	6,611	2,455
Income tax expense (benefit)	2,859	(3,616)	1,095
Net income (loss) attributable to common shareholders	5,129	(6,324)	2,447
Net income (loss) attributable to noncontrolling interests	(33)	386	226
Net income (loss) attributable to Isramco	5,162	(6,710)	2,221
Earnings (loss) per common share – basic	$1.90	$(2.47)	$0.82
Earnings (loss) per common share –diluted	$1.90	$(2.47)	$0.82

Weighted average number of shares outstanding-basic	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$46,001	$32,838	$25,713
Total proved reserves (MBOE)	40,189	41,035	36,266
Sales volumes United States (MBOE)	700	672	791
Sales volumes Israel (MBOE)	717	460	-

Average cost per BOE - United States:
Production (excluding transportation and taxes)	$22.06	$23.87	$19.12
General and administrative	$7.58	$7.05	$5.70
Depletion of oil and gas properties	$11.16	$15.88	$13.45

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income

Our net income was $5,162,000, or $1.90 per share for the year ended December 31, 2014. This compares to net loss of $(6,710,000), or $(2.47) per share, for the year ended December 31, 2013.

This increase was primarily due to the increase in revenues from production services and oil & gas sales from $16,294,000 and $51,288,000, respectively, in 2013, to $29,979,000 and $62,018,000, respectively, in 2014. Impairment expense also decreased from $23,161,000 in 2013 to $19,540,000 in 2014. This was offset by production services operating costs, which increased from $10,837,000 in 2013 to $23,861,000 in 2014.

In 2013 our net loss was $(6,710,000), or $(2.47) per share. This compares to net income of $2,221,000 or $0.82 per share, for the year ended December 31, 2012.

This decrease was primarily due to a one time impairment of $23,161,000 on our oil and gas properties in United States, the Company’s net gain of $3,650,000 on sale of our investment in shares of Jerusalem Oil Exploration Ltd, (“JOEL”) a related party and a net gain of $219,000 on derivative contracts in 2012 (with no corresponding gains in 2013), lower crude oil, natural gas and NGLs sales revenues in 2013 as a result of a decrease in crude oil, natural gas and NGLs sales volumes, and a decrease in NGLs prices. This decrease was partially offset by revenues from overriding royalty in Tamar Field off shore Israel and increase in revenues from production services activities.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the year ended December 31, 2014 the Tamar Field net sales applicable to Isramco amounted to 4,268,000 Mcf of natural gas and 5,350 Bbl of condensate with prices of $5.80 per Mcf and $88.51 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $25,144,000.

During year ended December 31, 2013 the Tamar Field net sales applicable to Isramco amounted to 2,376,000 Mcf of natural gas and 3,788 Bbl of condensate with prices of $5.69 per Mcf and $99.79 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $15,824,000.

Revenues, Volumes and Average Prices Oil and Gas Segment - United States

Sales Revenues

	Years Ended December 31,
	2014	2013	Δvs. 2013	2012	Δ vs. 2012
Gas sales	$8,266	$7,139	16%	$7,950	(10)%
Oil sales	25,251	24,694	2	27,639	(11)
Natural gas liquid sales	3,357	3,631	(8)	4,813	(25)
Total	$36,874	$35,464	4%	$40,402	(12)%

Our sales revenues for the year ended December 31, 2014 increased by 4% when compared to the same period of 2013, mainly due to increased production volumes for crude oil. This increase was partially offset by lower prices for crude oil and decreased production volumes for NGLs. Our sales revenues for the year ended December 31, 2013 decreased by 12% when compared to the same period of 2012, mainly due to decreased production volumes for crude oil, natural gas and natural gas liquids, and lower NGLs prices. This decrease was partially offset by higher prices for crude oil and natural gas.

Volumes and Average Prices

	Years Ended December 31,
	2014	2013	Δ vs. 2013	2012	Δ vs. 2012
Natural Gas
Sales volumes Mmcf	1,836	1,798	2%	2,160	(17)%
Price per Mcf (1)	$4.50	$3.97	13	$3.68	8
Total gas sales revenues (thousands)	$8,266	$7,139	16%	$7,950	(10)%

Crude Oil
Sales volumes MBbl	287	258	11%	298	(13)%
Price per Bbl (1)	$87.98	$95.71	(8)	$92.75	3
Total oil sales revenues (thousands)	$25,251	$24,694	2%	$27,639	(11)%

Natural gas liquids
Sales volumes MBbl	107	114	(6)%	133	(14)%
Price per Bbl (1)	$31.37	$31.85	(2)	$36.19	(12)
Total natural gas liquids sales revenues (thousands)	$3,357	$3,631	(8)%	$4,813	(25)%

(1)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

The company’s natural gas sales volumes increased by 2%, crude oil sales volumes increased by 11% and natural gas liquids sales volumes decreased by 6% for the year ended December 31, 2014 compared to the same period of 2013.

Our average natural gas price for the year ended December 31, 2014 increased by 13%, or $0.53 per Mcf, when compared to the same period of 2013. Our average crude oil price for the year ended December 31, 2014 decreased by 8%, or $7.73 per Bbl, when compared to the same period of 2013. Our average natural gas liquids price for the year ended December 31, 2014 decreased by 2%, or $0.48 per Bbl, when compared to the same period of 2013.

The company’s natural gas sales volumes decreased by 17%, crude oil sales volumes decreased by 13% and natural gas liquids sales volumes decreased by 14% for the year ended December 31, 2013 compared to the same period of 2012.

Our average natural gas price for the year ended December 31, 2013 increased by 8%, or $0.29 per Mcf, when compared to the same period of 2012. Our average crude oil price for the year ended December 31, 2013 increased by 3%, or $2.96 per Bbl, when compared to the same period of 2012. Our average natural gas liquids price for the year ended December 31, 2013 decreased by 12%, or $4.34 per Bbl, when compared to the same period of 2012.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the year ended December 31, 2014 compared to 2013 and 2012.

In thousands	Natural Gas	Oil	Natural gas liquids
2012 sales revenues	$7,950	$27,639	$4,813
Changes associated with sales volumes	(1,332)	(3,710)	(688)
Changes in prices	521	765	(494)
2013 sales revenues	$7,139	$24,694	$3,631
Changes associated with sales volumes	151	2,776	(223)
Changes in prices	976	(2,219)	(51)
2014 sales revenues	$8,266	$25,251	$3,357

Operating Expenses (excluding production services segment)

	Years Ended December 31,
In thousands except percentages	2014	2013	Δ vs. 2013	2012	Δ vs. 2012
Lease operating expense, transportation and taxes	$19,066	$19,974	(5)%	$19,737	1%
Depreciation, depletion and amortization of oil and gas properties	7,811	10,666	(27)	10,638	NM
Impairments of oil and gas assets	19,540	23,161	(16)	1,225	1,791
Accretion expense	874	902	(3)	875	3
Loss from plug and abandonment	49	226	(78)	314	(28)
General and administrative	4,805	4,426	9	4,432	NM
	$52,145	$59,355	(12)%	$37,221	59%

NM – Not Meaningful

During 2014, our operating expenses decreased by 12% when compared to 2013 with the highlights as follows:

●
Lease operating expense, transportation cost and taxes decreased by 5%, or $908,000 in 2014 when compared to 2013. On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $0.97 per MBOE to $22.91 per MBOE in 2014 from $23.87 per MBOE in 2013.

●
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 27%, or $2,855,000, in 2014 when compared to 2013. On a per unit basis, depletion expenses decreased by $4.72 per MBOE to $11.16 per MBOE in 2014 from $15.88 per MBOE in 2013 due to a decrease in the depletable base.

●	Impairments of oil and gas assets of $19,540,000 in 2014 were a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation.

●	Loss from plugging and abandonment expenses decreased by 78%, or $177,000 in 2014 when compared to 2013, primarily due to a decrease in the wells plugged in 2014.

●
General and administrative expenses increased by 9%, or $379,000 in 2014 when compared to 2013 primarily due to a legal matter in which we were required to pay Louisiana royalties in the amount $235,000 and increased professional services expenses.

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

●	Loss from plugging and abandonment expenses decreased by 28%, or $88,000 in 2013 when compared to 2012, primarily due to less complicacy involved in our plug and abandonment operations.

Production Services Segment

	Years Ended December 31,
In thousands except percentages	2014	2013	Δ vs. 2013	2012	Δ vs. 2012
Production Services (1)	$30,934	$18,559	67%	$10,860	71%
Operating expenses	24,816	13,102	89	8,008	64
Depreciation	3,015	1,521	98	712	114
General and administrative	624	428	46	192	123
Operating income	$2,479	$3,508	(29)%	$1,948	80%

(1)	Production Services revenue includes intersegment revenues.

The Company’s sales revenues from production services operations for the year ended December 31, 2014 increased by 67% or $12,375,000 when compared to same period in 2013 and by 71% or $7,699,000 between the years ended December 31, 2012 and 2013 due to an increase in the number of field offices, auxiliary vehicles, and deployed rigs from year to year.

Operating expenses from production services operations for the year ended December 31, 2014 increased by 89% or $11,714,000 when compared to the same period in 2013 and by 64% or $5,094,000 between the years ended December 31, 2012 and 2013 due to the related payroll, fuel, and other costs incurred as a result of the increase in the number of deployed rigs, auxiliary vehicles and field offices.

Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The increase in depreciation expense for the year ended December 31, 2014 of $1,494,000 and the increase of $809,000 for the year ended December 31, 2013 are due to the increase in the number of rigs and the amount of auxiliary equipment.

General and administrative expenses from production services operations for the year ended December 31, 2014 increased by 46% or $196,000 from 2013 and 123% or $236,000 between 2012 and 2013 primarily due to increases in the allowance for doubtful accounts.

Other expenses

	Years Ended December 31,
In thousands except percentages	2014	2013	Δ vs. 2013	2012	Δ vs. 2012
Interest expense net	$6,773	$6,528	4%	$6,339	3%
Capital loss	(388)	83	(567)	-	100
Realized gain on sale of investment and other	-	-	-	(3,650)	(100)
Net gain on derivative contracts	-	-	-	(219)	(100)
Currency exchange rate differences	-	-	-	(15)	(100)
	$6,385	$6,611	(3)%	$2,455	169%

Interest expense. Isramco’s interest expense slightly increased by 4%, or $245,000, for the twelve months ended December 31, 2014 compared to the same period of 2013. This increase was primarily due to higher average outstanding balances of the loans during the twelve months ended December 31, 2014.

Isramco’s interest expense slightly increased by 3%, or $189,000, for the twelve months ended December 31, 2013 compared to the same period of 2012. This increase was primarily due to higher average outstanding balances of the loans during the twelve months ended December 31, 2013.

Sale of Marketable Securities. On February 2012 the Company has sold all of its investment in shares of JOEL to Equital Ltd. Both JOEL and Equital Ltd. are related parties of Isramco Inc. JOEL is also a subsidiary of Equital Ltd. The Company recorded a net gain of $3,650,000.

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

There are no outstanding derivative positions as of December 31, 2014.

Income Tax

Income tax expense for the year ended December 31, 2014 was $2,859 million. The tax expense was primarily due to our pre-tax income of $7,988 million which was primarily due increased revenues from a full year of production in the Tamar field, offset by an impairment in our United States oil and gas properties.

Income tax benefit for the year ended December 31, 2013 was $3,616 million. The tax benefit was primarily due to our pre-tax loss of $9,940 million which was primarily caused by impairment expense for oil and gas properties in the amount of $23,161 million for the year ended December 31, 2013.

Income tax expense for the year ended December 31, 2012 was $1,095 million. The tax expense was primarily due to our pre-tax income of $3,542 million which was primarily caused by a sale of investment in shares of JOEL, which resulted in a net gain of $3,650,000.

The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 36%, 36% and 33%, respectively.

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

	Years Ended December 31,
In thousands	2014	2013	2012
Income (loss) from operations before income taxes (1)	$7,988	$(9,940)	$3,542
Depreciation, depletion, amortization and impairment expense	30,366	35,348	12,575
Interest expense	6,773	6,528	6,339
Loss on derivative contract	-	-	2,382
Accretion Expenses	874	902	875
Consolidated Adjusted EBITDAX	$46,001	$32,838	$25,713

(1)	Including net gain from sale of investment in shares of JOEL in the amount of $3,650,000 in 2012.

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

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 8. Consolidated Financial Statements and Supplemental Data—Note 4, "Derivatives and Hedging Activities" for additional information. As of December 31, 2014 we did not have open derivative positions.

Interest-Rate Risk

We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk results primarily from fluctuations in short-term rates, which are LIBOR based. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. As of December 31, 2014 we did not have open interest rate swap positions. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

As of December 31, 2014, we had $94,548,000 outstanding debt we received from related parties, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $928,166 and a corresponding increase or decrease, respectively, in net income of approximately $603,308 during the year ended December 31, 2014. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2014.

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

Based on their evaluation, Isramco’s principal executive and principal financial officers have concluded that Isramco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2014 to ensure that the information required to be disclosed by Isramco in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by MaloneBailey LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Isramco’s internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Isramco’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

10.25	Employment Agreement dated effective June 1, 2014, between Isramco Inc. and Edy Francis, filed as an Exhibit to Form 8-K dated September 11, 2014 and incorporated herein by reference.

10.26	Consulting Agreement dated effective June 1, 2014, between Isramco Inc. and Goodrich Global Ltd., filed as an Exhibit to Form 8-K dated September 11, 2014 and incorporated herein by reference.

14.1	Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

23.1*	Consent of Cawley, Gillespie & Associates, Inc.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.3*	Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.3*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

99.1*	Cawley, Gillespie & Associates, Inc. Reserves Report

99.2*	Netherland, Sewell & Associates, Inc. Reserves Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Filed Herewith.
+ Management Agreement

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ HAIM TSUFF
HAIM TSUFF,
CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: March 10, 2015

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: March 10, 2015

/S/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY,
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)

Date: March 10, 2015

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	March 10, 2015
Haim Tsuff	Chief Executive Officer

/s/ Josef From	Director	March 10, 2015
Josef From

/s/ Max Pridgeon	Director	March 10, 2015
Max Pridgeon

/s/ Frans Sluiter	Director	March 10, 2015
Frans Sluiter

/s/ Nir Hasson	Director	March 10, 2015
Nir Hasson

/s/ Asaf Yarkoni	Director	March 10, 2015
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

MaloneBailey, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2014.

/s/ Haim Tsuff	/s/ Zeev Koltovskoy	/s/ Edy Francis
Haim Tsuff	Zeev Koltovskoy	Edy Francis
Chief Executive Officer	Chief Accounting Officer	Chief Financial Officer

Houston, Texas
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Isramco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Isramco, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MALONE BAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 10, 2015

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,027	$4,149
Accounts receivable, net of allowances for doubtful accounts of $941 and $536	17,266	14,755
Restricted and designated cash	61	1,561
Inventories	829	428
Deferred tax assets	2,701	6,539
Prepaid expenses and other	2,517	911
Total Current Assets	25,401	28,343

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	245,022	236,399
Advanced payment for equipment	489	330
Other	53,935	36,836
Total Property and Equipment	299,446	273,565
Accumulated depreciation, depletion, amortization and impairment	(183,513)	(153,147)
Net Property and Equipment	115,933	120,418

Deferred tax assets and other	17,530	9,152
Total assets	$158,864	$157,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,293	$13,906
Bank overdraft	22	791
Short term debt	1,284	601
Due to related party and accrued interest	26,471	15,275
Total current liabilities	48,070	30,573

Due to related party and accrued interest	72,628	96,035

Other Long-term Liabilities:
Asset retirement obligations	20,046	18,814
Total liabilities	140,744	145,422

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,268
Accumulated deficit	(6,095)	(11,257)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	17,621	11,874
Non controlling interest	499	617
Total equity	18,120	12,491
Total liabilities and shareholders’ equity	$158,864	$157,913

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31	2014	2013	2012

Revenues
Oil and gas sales	$62,018	$51,288	$40,402
Production services	29,979	16,294	9,279
Office services	623	642	564
Other	1,278	468	185
Total revenues	93,898	68,692	50,430

Operating expenses
Lease operating expense, transportation and taxes	19,066	19,974	19,737
Depreciation, depletion and amortization	10,826	12,187	11,350
Impairments of oil and gas assets	19,540	23,161	1,225
Accretion expense	874	902	875
Production services	23,861	10,837	6,427
Loss from plug and abandonment	49	226	314
General and administrative	5,309	4,734	4,505
Total operating expenses	79,525	72,021	44,433
Operating income (loss)	14,373	(3,329)	5,997

Other expenses
Interest expense, net	6,773	6,528	6,339
Realized gain on marketable securities	-	-	(3,650)
Net gain on derivative contracts	-	-	(219)
Currency exchange rate differences	-	-	(15)
Capital (gain) loss	(388)	83	-
Total other expenses	6,385	6,611	2,455

Income (loss) before income taxes	7,988	(9,940)	3,542
Income tax benefit (expense)	(2,859)	3,616	(1,095)

Net income (loss)	$5,129	$(6,324)	$2,447
Net income (loss) attributable to non-controlling interests	(33)	386	226
Net income (loss) attributable to Isramco	$5,162	$(6,710)	$2,221

Earnings (loss) per share – basic:	$1.90	$(2.47)	$0.82

Earnings (loss) per share – diluted:	$1.90	$(2.47)	$0.82

Weighted average number of shares outstanding-basic:	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding-diluted:	2,717,691	2,717,691	2,717,691

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

Year Ended December 31
	2014	2013	2012
Net income (loss)	$5,129	$(6,324)	2,447
Other comprehensive income
Available-for-sale securities, net of taxes	-	-	(2,254)
Comprehensive income (loss)	$5,129	$(6,324)	193
Comprehensive income (loss) attributable to non-controlling interests	(33)	386	226
Comprehensive income (loss) attributable to Isramco	$5,162	$(6,710)	(33)

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock	Non-controlling interests	Total Shareholders’ Equity
	$ in thousands, except share amounts

Balance of January 1, 2012	2,717,691	$27	$23,194	$2,254	$(6,768)	$(164)	$5	$18,548

Net income					2,221		226	2,447

Proceeds from short swing profits from parent company			74					74

Net unrealized gain on available for sale marketable securities, net of taxes of $1,214				(2,254)				(2,254)

Total comprehensive gain								(2,254)

Balance of December 31, 2012	2,717,691	$27	$23,268	$-	$(4,547)	$(164)	$231	$18,815

Net loss					(6,710)		386	(6,324)

Balance of December 31, 2013	2,717,691	$27	$23,268	$-	$(11,257)	$(164)	$617	$12,491

Distribution to non-controlling interests							(85)	(85)

Credits from short swing profits			585					585

Net income					5,162		(33)	5,129

Balance of December 31, 2014	2,717,691	$27	$23,853	$-	$(6,095)	$(164)	$499	$18,120

See notes to consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31	2014	2013	2012

Cash Flows From Operating Activities:
Net income (loss)	$5,129	$(6,324)	$2,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion, amortization	10,826	12,187	11,350
Impairment of oil and gas properties	19,540	23,161	1,225
Bad debt expense	405	187	-
Accretion expense	874	902	875
Realized gain on marketable securities	-	-	(3,650)
Changes in deferred taxes	(3,890)	(3,616)	1,095
Net unrealized loss on derivative contracts	-	-	2,382
Gain on sale of oil and gas properties	(465)	-	-
Loss on sale of equipment and other	77	83	-
Gain on insurance recovery from property casualty	(466)	-	-
Amortization of debt cost	-	-	70
Changes in components of working capital and other assets and liabilities
Accounts receivable	(2,916)	(3,086)	(5,397)
Prepaid expenses and other current assets	656	(3,359)	(20)
Due to related party	(9,103)	6,555	4,253
Inventories	(412)	(307)	(36)
Accounts payable and accrued expenses	(479)	(2,101)	2,406
Net cash provided by operating activities	19,776	24,282	17,000

Cash flows from investing activities:
Addition to oil and gas property and equipment, net	(21,799)	(20,478)	(16,997)
Proceeds from sale of gas properties	477	-	-
Proceeds from sale of equipment	-	47	-
Restricted cash and deposit, net	1,500	(1,500)	229
Insurance proceeds from property casualty	466	-	-
Proceeds from sale of marketable securities	-	-	4,737
Net cash used in investing activities	(19,356)	(21,931)	(12,031)

Cash flows from financing activities:
Distributions to non-controlling interests	(85)	-	-
Proceeds on loans-related parties , net	-	1,500	13,500
Repayment of long-term debt	(108)	-	(20,000)
Repayment of short-term debt	(1,580)	(335)	-
Borrowings of bank overdraft, net	(769)	18	24
Net cash provided by (used in) financing activities	(2,542)	1,183	(6,476)

Net increase (decrease) in cash and cash equivalents	(2,122)	3,534	(1,507)
Cash and cash equivalents at beginning of year	4,149	615	2,122
Cash and cash equivalents at end of year	$2,027	$4,149	$615

See notes to the consolidated financial statements.

ISRAMCO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Isramco, Inc. and its subsidiaries and affiliated companies ( together referred to as “We”, “Our”, “Isramco” or the “Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a production services company that provides well maintenance and workover, well completion and recompletion services. The Company’s consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements.

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

In 2014, 2013 and 2012, we reported an impairment charge of $19,540,000, $23,161,000, and $1,225,000, respectively, relating to our oil and gas properties. Impairments of oil and gas assets of $19,540,000 in 2014 were a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation and a decrease in production volumes in certain fields 2014. In 2013 the impairments of oil and gas assets of $23,161,000 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our fields. Impairments of oil and gas assets of $1,225,000 in 2012 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our fields.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by using average method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2014 and 2013 no reserve has been recorded.

Property, Plant and Equipment Other than Oil and Natural Gas Properties

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $3,251,000, $1,767,000, and $926,000 respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 15% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized. We did not identify any triggering events or record any asset impairments during 2014, 2013 and 2012.

As of December 31, 2014, the estimated useful lives of our asset classes are as follows:

Description	Years
Production services rigs and components	15
Oilfield trucks, vehicles and related equipment	7 - 10
Production services auxiliary equipment	7 - 15
Furniture and equipment	3 - 7

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

Trading and available-for-sale securities are recorded at fair market value. Isramco held no held-to-maturity securities. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains or losses, net of the related tax effects, on available-for-sale securities were excluded from earnings and were reported net of applicable taxes as accumulated other comprehensive income, a separate component of shareholders' equity, until realized. As of December 31, 2014 the company did not have marketable securities balance.

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

The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the year ended December 31, 2014 one individual oil purchaser, Sunoco Logistics Partners L.P., accounted for 13% of the company’s consolidated revenues. No other purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of Isramco’s consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2, LP. During the twelve months ended December 31, 2014 income from this source accounted for 27% of the Company’s consolidated revenues. If Isramco Negev 2 were to stop receiving their working interest payments in the Tamar field for any reason, we would also stop receiving payment. Loss of payments from this source would have significant financial consequences on the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2014, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

Revenues from our production services activities are recognized when all of the following criteria have been met: (i) evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed and determinable and (iv) collectability is reasonably assured.

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

In 2012 we recorded gain of $0.2 million related to our derivative instruments. Fair values are derived principally from market quoted and other independent third-party quotes.

On August 15, 2012, pursuant to an agreement with Macquarie Bank, the derivative contracts between Isramco and Macquarie Bank were terminated early and the Company received an amount of $1,737,000 for outstanding hedge positions.

As of the date of this report there are no open hedge positions.

Deferred Financing Costs

Deferred financing costs are amortized over the life of the underlying credit agreement or the expected remaining life of the underlying credit agreement.

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

For the year ended December 31, 2014, Isramco did not have any outstanding stock options, restrictive stock awards, restricted stock units, or performance-based awards.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. Early adoption is permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. We elected to early adopt ASU 2014-08 on a prospective basis, and the adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are currently evaluating the provisions of ASU 2014-09 and awaiting implementation guidance to determine the impact, if any, it may have on our financial position and results of operations.

2. Transactions with Affiliates and Related Parties

On November 17, 2008, the Company and Goodrich entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008, and January 1, 2011 (the “Goodrich Agreement”). The Goodrich Agreement replaced the consulting agreement entered into in May 1996 between the Company and Goodrich which terminated on May 31, 2008, pursuant to which the Company paid $240,000 per annum in installments of $20,000 per month. Under the Goodrich Agreement, as of June 1, 2008, the Company pays Goodrich $360,000 per annum in installments of $30,000 per month in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered to the Company. The Company’s payment of $360,000 per year under the Goodrich Agreement is herein reflected as the salary of Haim Tsuff, the Company’s Chairman, Chief Executive Officer and President. The Goodrich Agreement had an initial term through May 31, 2011, and automatically extended by its terms for an additional three-year period. The Goodrich Agreement contains certain customary confidentiality and non-compete provisions. The Company and Goodrich entered into a Consulting Agreement dated effective June 1, 2014 (the “2014 Consulting Agreement”), which replaced the Goodrich Agreement. However, the 2014 Consulting Agreement will continue pay to Goodrich $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable business expenses, including automobile expenses, incurred by Mr. Tsuff in connection with services rendered on behalf of the Company, in exchange for management services performed by Mr. Tsuff as the Company’s Chairman, Chief Executive Officer and President. The 2014 Consulting Agreement has an initial term through May 31, 2017, and will be automatically extended by its terms for an additional three-year period unless the Company or Goodrich elects otherwise prior to such extension. The Consulting Agreement also contains certain customary confidentiality and non-compete provisions which are identical to those contained in the Goodrich Agreement.

3. Marketable Securities

During February 2012 the Company sold all of its investment in shares of Jerusalem Oil Exploration Ltd. (“JOEL”) to Equital Ltd. Both JOEL and Equital Ltd. are related parties of Isramco Inc. JOEL is also a subsidiary of Equital Ltd. The Company recorded a net gain of $3,650,000.

Sales of marketable securities resulted in realized gains of $0, $0, and $3,650,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As of December 31, 2014, the Company did not have any commodity derivative assets. For the year ended December 31, 2014, there were no commodity derivative activities.

During 2014, 2013 and 2012 the Company did not elect to designate any positions as cash flow hedges for accounting purposes, and accordingly, recorded the net change in the mark-to-market valuation of these contracts, as well as all payments and receipts on settled contracts, in current earnings as a component of other income and expenses on the consolidated statements of operations.

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

5. Long-Term Debt and Interest Expense

Long-Term Debt as December 31 consisted of the following (in thousands):

	2014	2013
Libor + 6% Related party Debt	12,000	12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,391	11,500
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	43,701	43,701
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	1,500
Accrued interest	4,302	16,299
	98,850	110,956
Less: Current Portion of Long-Term Debt and Accrued Interest	(26,222)	(14,921)
Total	72,628	96,035

The Company settled $18,803,000 of accrued interest in the year ended December 31, 2014. $2,999,000 of accrued interest was reduced as a result of non cash transaction. $15,804,000 of accrued interest was paid in cash.

As of December 31, 2014 and 2013, we have related party payables of $285,000 and $354,000, respectively, which are included in the Due to related party and accrued interest section of the consolidated balance sheets.

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

Short-Term Debt

As of December 31, 2014 and 2013, outstanding debt from short-term insurance financing agreements totaled $1,284,000 and $601,000, respectively. During the twelve months ended December 31, 2014, the Company borrowed an additional $2,263,000 and made cash payments totaling $1,580,000.

Debt Maturities

Aggregate maturities of long-term debt and accrued interest at December 31, 2014 are due in future years as follows (in thousands):

2015	26,222
2016	29,364
2017	29,364
2018	13,900
Total	$98,850

Interest Expense

The following table summarizes the amounts included in interest expense for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current debt, long-term debt and other - banks	$-	$-	$245
Long-term debt – related parties	6,773	6,528	6,094

	$6,773	$6,528	$6,339

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

There were no financial instruments owned at December 31, 2014 and 2013.

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

As of December 31, 2014 and 2013 there were no outstanding derivative contracts.

7. Income Taxes

Isramco operates through its various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and federal and state income tax rates in the U.S. as they apply to Isramco’s current ownership structure.

The Company accounts for income taxes pursuant to Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in Isramco’s financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of its assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

The Company adopted Accounting Standards Codification (ASC) 740-10, effective January 1, 2007. Isramco recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations. There were no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2014. The Company's tax years subsequent to 2011 are currently remain open and subject to examination by federal tax authorities. All tax years remain open for tax authorities in Louisiana, New Mexico, Oklahoma and Texas, which are the jurisdictions in which the Company has had its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. It is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Expected tax (benefit) expense	$2,823	$(3,479)	$1,161
Other	36	(137)	(66)
Total tax expense (benefit)	$2,859	$(3,616)	$1,095

Deferred tax assets at December 31, 2014 and 2013 are comprised primarily of net operating loss carry forwards and book impairment from write downs of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization (DD&A) and impairment. Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under accounting principles generally accepted in the United States and the applicable income tax statutes and regulations in the jurisdictions in which the Company operates. There is a net deferred tax asset and it is management’s opinion that a valuation allowance is not needed, as it is more likely than not based on objective evidence that realization of the deferred tax assets is reasonably assured.

The principal components of Isramco’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2014	2013
Deferred current tax assets:
Accrued interest	$2,372	$6,336
Allowance for doubtful accounts	329	203
Deferred current tax assets	$2,701	$6,539

Net current deferred tax assets	$2,701	$6,539

Deferred noncurrent tax assets:
Foreign tax withheld (1)	10,654	3,956
Net operating loss carry-forwards	11,062	10,672
Deferred noncurrent tax assets	$21,716	$14,628

Deferred noncurrent tax liabilities:
Book-tax differences in property basis	(4,836)	(5,476)
Deferred noncurrent tax liabilities	$(4,836)	$(5,476)

Net noncurrent deferred tax assets	$16,880	$9,152

(1)  Total revenues net of marketing and transportation expenses from Tamar Field were $40,968,000. For the year ended December 31, 2014, the Company paid $6,697,000 in foreign income taxes. At December 31, 2014, the Company has foreign tax credit carry forwards of $10,654,000 that may be used against future US income tax. The credits expire in various amounts beginning in 2023 and ending in 2024. The credits could be limited to the extent the Company has income taxes payable in the US and to the extent the Company has an ownership change that triggers the limitation under Section 382 of Internal Revenue Code of 1986, as amended.

Components of income (loss) from operations before income taxes are as follows:

	2014	2013	2012

Domestic	$(17,156)	$(25,764)	$3,542
Foreign	25,144	15,824	-
Total	7,988	(9,940)	3,542

The principal components of Isramco's Income Tax Provision for the years indicated below were as follows (in thousands):

	2014	2013	2012
Current income tax:
Federal	$56	$-	$-
Foreign	6,698	3,956	-
State	45	-	-
Total current income tax	$6,799	$3,956	$-

Deferred income tax
Federal	$(3,940)	$(7,572)	$1,095
Foreign	-	-	-
State	-	-	-
Total deferred income tax	$(3,940)	$(7,572)	$1,095
Provision for income tax	$2,859	$(3,616)	$1,095

At December 31, 2014 the Company has U.S. tax loss carry forwards of approximately $31,147,000 which will expire in various amounts beginning in 2023 and ending in 2033. Utilization of such loss carry forwards could be limited to the extent Isramco has an ownership change that triggers the limitation under Section 382 of Internal Revenue Code of 1986, as amended.

8. Earnings Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):

	2014	2013	2012
Numerator for Basic and Diluted Earnings per Share -
Net Income (loss)	$5,162	$(6,710)	$2,221

Denominator for Basic Earnings per Share -
Weighted Average Shares	2,717,691	2,717,691	2,717,691
Potential Dilutive Common Shares -	-	-	-
Adjusted Weighted Average Shares	2,717,691	2,717,691	2,717,691

Net Income (Loss) Per Share Available to Common Stockholders – Basic	$1.90	$(2.47)	$0.82
Net Income (Loss) Per Share Available to Common Stockholders – Diluted	$1.90	$(2.47)	$0.82

9. Stock Options

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

No stock options were granted during 2014, 2013 and 2012. Shares of common stock reserved for future issuance under the 2011 plan are 200,000 shares. There are no granted stock options outstanding under the 2011 Plan as of balance sheet date.

10. Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Interest	$15,804	$-	$2,176

Income taxes	$52	$-	$-

The consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012 exclude the following non-cash transactions:

●   Deferred financing costs of $650,000 were included in accounts payable in 2014.
●   Property and equipment of $3,765,000 included in accounts payable in 2014.
●   Proceeds from short swing profits from parent company of $585,000 recorded in additional paid-in capital. This resulted in a reduction of $585,000 due to related party accrued interest.
●   Insurance premiums financed through issuance of short term debt of $2,263,000 in 2014.
●   Property and equipment of $2,775,000 included in accounts payable in 2013.
●   Insurance premiums financed through issuance of short term debt of $936,000 in 2013.
●   Accrued interest of $1,840,000 included as part of the loan from related party that was amended on June 30, 2013.
●   Property and equipment of $778,000 included in accounts payable in 2012.
●   Net unrealized loss on available for sale marketable securities of $2,254,000, net of taxes of $1,214,000 in 2012.

11. Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2014. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

Our production services segment customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform ongoing credit evaluations of our customers and usually do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial position should be considered in light of the fluctuations in demand experienced by oilfield service companies as changes in oil and gas producers’ expenditures and budgets occur. These fluctuations can impact our results of operations and financial position as supply and demand factors directly affect utilization and hours which are the primary determinants of our net cash provided by operating activities.

Isramco maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

12. Segment Information

Isramco’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences, unique technology, distribution and marketing requirements. The Company’s two reporting segments are oil and gas exploration and production and production services. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The production services segment is engaged in rig-based and workover services, well completion and recompletion services, plugging and abandonment of wells and other ancillary oilfield services.

Oil and Gas Exploration and Production Segment

Our Oil and Gas segment is engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 523 producing wells located mainly in Texas in New Mexico.

Production services Segment

Our rig-based services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives.

The completion and recompletion services provided by our rigs prepare a newly drilled well, or a well that was recently extended through a workover, for production. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a production services rig and may also provide other equipment to assist in the completion process. The completion process usually takes a few days to several weeks, depending on the nature of the completion.

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

The maintenance services that we provide with our rig fleet are generally required throughout the life cycle of an oil or natural gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling the rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services generally take less than 48 hours to complete. Our rig fleet is also used in the process of permanently shutting-in oil or natural gas wells that are at the end of their productive lives. These plugging and abandonment services generally require auxiliary equipment in addition to a production servicing rig. The demand for plugging and abandonment services is not significantly impacted by the demand for oil and natural gas because well operators are required by state and federal regulations to plug wells that are no longer productive.

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2014:
Sales revenues
United States	$36,874	$29,979	$-	$66,853
Israel	25,144	-	-	25,144
Intersegment revenues	-	955	(955)	-
Office services and other	2,021	-	(120)	1,901

Total revenues and other	64,039	30,934	(1,075)	93,898

Operating costs and expenses	52,144	28,456	(1,075)	79,525
Interest expenses, net and other	4,203	2,570	-	6,773
Other income, net	(460)	72		(388)

Total expenses and other	55,887	31,098	(1,075)	85,910

Income (loss) before income taxes	$8,152	$(164)	$-	$7,988
Net income (loss)	5,247	(118)	-	5,129
Net loss attributable to noncontrolling interests	-	(33)	-	(33)
Net income (loss) attributable to Isramco	5,247	(85)	-	5,162
Total Assets	$100,019	$58,845	$-	$158,864
Expenditures for Long-lived Assets	$8,643	$17,015	$-	$25,658

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2013:
Sales revenues
United States	$35,464	$16,294	$-	$51,758
Israel	15,824	-	-	15,824
Intersegment revenues	-	2,265	(2,265)	-
Office services and other	1,230	-	(120)	1,110

Total revenues and other	52,518	18,559	(2,385)	68,692

Operating costs and expenses	59,355	15,051	(2,385)	72,021
Interest expenses, net and other	4,942	1,586	-	6,528
Other income, net	89	(6)		83

Total expenses and other	64,386	16,631	(2,385)	78,632

Income (loss) before income taxes	$(11,868)	$1,928	$-	$(9,940)
Net income (loss)	(7,713)	1,389	-	(6,324)
Net income attributable to noncontrolling interests	-	386	-	386
Net income (loss) attributable to Isramco	(7,713)	1,003	-	(6,710)
Total Assets	$116,137	$41,776	$-	$157,913
Expenditures for Long-lived Assets	$5,526	$17,722	$-	$23,248

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2012:
Sales revenues
United States	$40,402	$9,279	$-	$49,681
Israel	-	-	-	-
Intersegment revenues	-	1,581	(1,581)	-
Office services and other	869	-	(120)	749

Total revenues and other	41,271	10,860	(1,701)	50,430

Operating costs and expenses	37,222	8,912	(1,701)	44,433
Net gain on derivatives, contracts	(219)	-	-	(219)
Realized gain on marketable securities	(3,650)	-	-	(3,650)
Interest expenses, net and other	5,508	816	-	6,324

Total expenses and other	38,861	9,728	(1,701)	46,888

Income before income taxes	$2,410	$1,132	$-	$3,542
Net Income	1,632	815	-	2,447
Net income attributable to noncontrolling interests	-	226	-	226
Net Income attributable to Isramco	1,632	589	-	2,221
Total Assets	$132,140	$21,818	$-	$153,958
Expenditures for Long-lived Assets	$7,064	$10,711	$-	$17,775

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

14. Asset Retirement Obligation

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company records a liability (an asset retirement obligation or ARO) on the consolidated balance sheets and capitalizes the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis.

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):

	2014	2013	2012
Liability for asset retirement obligation at the beginning of the year	$18,814	$17,908	$17,250
Liabilities Incurred	423	35	19
Liabilities settled and divested	(65)	(31)	(236)
Accretion expense	874	902	875
Liability for asset retirement obligation at the end of the year	$20,046	$18,814	$17,908

15. Supplemental Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2014, 2013 and 2012 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

As of December 31	2014	2013
	United States	United States
Unproved properties not being amortized	$-	$-
Proved property being amortized	245,022	236,399
Accumulated depreciation, depletion amortization and impairment	(177,016)	(149,902)
Net capitalized costs	68,006	86,497

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

As of December 31	2014	2013	2012
Property acquisition costs—proved and unproved properties	$-	$74	$-
Exploration costs	$-	$-	$-
Development costs	$4,943	$4,964	$5,422

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

Economic producibility of reserves is dependent on the crude oil and natural gas prices used in the reserves estimate. We based our December 31, 2014, 2013, and 2012 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, commodity prices are volatile. Declines in crude oil or natural gas prices could result in negative reserves revisions.

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

Our current reserve reports covering United States properties do not reflect any significant or materialproved undeveloped reserves (“PUD”).  Nevertheless, we note that the Company owns legacy assets, some of which may include some development potential which has not yet been fully evaluated.  Accordingly, the Company does not currently have a long-term development plan in place for these assets and, therefore, most major expenditures are made on a case-by-case basis.  By rule, reserves cannot be classified as PUDs in the reserve report if a development plan has not been adopted.

For complete definitions of proved natural gas, natural gas liquids and crude oil reserves, refer to SEC Regulation S-X, Rule 4-10(a)(6), (22) and (31).

Geographic Areas

Our supplemental disclosures are grouped by geographic area, which include the United States and Israel.

The following table illustrates the Company's estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc.

	Oil Bbls			Gas Mcf
	United States	Israel	Total	United States	Israel	Total

December 31, 2011	3,234,459	-	3,234,459	25,055,066	154,100,000	179,155,066

Revisions of previous estimates	270,970	-	270,970	(1,950,030)	11,768,963	9,818,933
Extensions, discoveries, and other additions	25,040	-	25,040	22,883	-	22,883
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(297,506)	-	(297,506)	(2,159,311)	-	(2,159,311)
December 31, 2012	3,232,963	-	3,232,963	20,968,608	165,868,963	186,837,571

Revisions of previous estimates	(139,100)	-	(139,100)	464,987	36,128,550	36,593,537
Extensions, discoveries, and other additions	37,457	-	37,457	55,191	-	55,191
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(257,785)	-	(257,785)	(1,798,661)	(2,736,000)	(4,534,661)
December 31, 2013	2,873,535	-	2,873,535	19,690,125	199,261,513	218,951,638
Revisions of previous estimates	286,685	-	286,685	1,994,302	(1,874,617)	119,685
Extensions, discoveries, and other additions	124,886	-	124,886	198,914	-	198,914
Acquisition of minerals in place		-	-	-	-	-
Sales of minerals in place		-	-	-	-	-
Production	(286,301)	-	(286,301)	(1,835,766)	(4,268,000)	(6,103,766)
December 31, 2014	2,998,805	-	2,998,805	20,047,575	193,118,896	213,166,471

Proved Developed Reserves

December 31, 2014	2,998,805	-	2,998,805	20,047,575	173,118,896	193,166,471
December 31, 2013	2,873,535	-	2,873,535	19,690,125	165,061,513	184,751,638
December 31, 2012	3,232,963	-	3,232,963	20,968,608	-	20,968,608
December 31, 2011	3,234,459	-	3,234,459	25,055,066	-	25,055,066

Proved Undeveloped Reserves

December 31, 2014	-	-	-	-	20,000,000	20,000,000
December 31, 2013	-	-	-	-	34,200,000	34,200,000
December 31, 2012	-	-	-	-	165,868,963	165,868,963
December 31, 2011	-	-	-	-	154,100,000	154,100,000
December 31, 2010	-	-	-	-	-	-

	NGL Bbls			Total BOE

	United States	Israel	Total	United States	Israel	Total
December 31, 2011	1,896,464	-	1,896,464	9,306,767	25,683,333	34,990,100

Revisions of previous estimates	(93,043)	218,572	125,529	(147,078)	2,180,066	2,032,988
Extensions, discoveries, and other additions	4,763	-	4,763	33,617	-	33,617
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(133,588)	-	(133,588)	(790,979)	-	(790,979)
December 31, 2012	1,674,596	218,572	1,893,168	8,402,327	27,863,399	36,265,726

Revisions of previous estimates	(98,276)	44,265	(54,020)	(159,878)	6,065,681	5,905,803
Extensions, discoveries, and other additions	-	-	-	46,656	-	46,656
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(113,922)	(3,788)	(117,710)	(671,484)	(459,788)	(1,131,272)
December 31, 2013	1,462,398	259,040	1,721,438	7,617,621	33,469,292	41,086,913
Revisions of previous estimates	53,320	(2,635)	50,685	672,389	(315,071)	357,318
Extensions, discoveries, and other additions	2,332	-	2,332	160,370	-	160,370
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(107,093)	(5,350)	(112,443)	(699,355)	(716,683)	(1,416,038)
December 31, 2014	1,410,957	251,055	1,662,012	7,751,025	32,437,538	40,188,563

Proved Developed Reserves

December 31, 2014	1,410,957	251,055	1,662,012	7,751,025	29,104,205	36,855,230
December 31, 2013	1,462,398	259,040	1,721,438	7,617,621	27,769,292	35,386,913
December 31, 2012	1,674,596	-	1,674,596	8,402,327	-	8,402,327
December 31, 2011	1,896,464	-	1,896,464	9,306,767	-	9,306,767

Proved Undeveloped Reserves

December 31, 2014	-	-	-	-	3,333,333	3,333,333
December 31, 2013	-	-	-	-	5,700,000	5,700,000
December 31, 2012	-	218,572	218,572	-	27,863,399	27,863,399
December 31, 2011	-	-	-	-	25,683,333	25,683,333
December 31, 2010	-	-	-	-	-	-

(1)
Gas reserves are converted to BOE at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to BOE on a one-to-one basis with oil.

Extensions, discoveries, and other additions —

The increase in 2014, 2013, and 2012 of the United State reserves is from development of onshore assets, primarily in the Permian Basin

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

2014 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United State upward Revision of Previous Estimates was due to significantly higher average first-day of the month gas and NGLs prices calculated for the 12 months ended December 31, 2014 compared to prices as of December 31, 2013 and increased production volumes in several of our leases.

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

The Company believes that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

Results of operations from producing activities were as follows for the years ended December 31:

thousands	United States	Israel	Total
December 31, 2014
Production revenues	$36,874	$25,144	$62,018
Production costs	19,323	-	19,323
Depreciation, depletion, amortization and accretion	8,678	-	8,678
Income tax expense	3,106	8,800	11,906
Results of operations from producing activities	5,767	16,344	22,111

December 31, 2013
Revenues	$35,464	$15,824	$51,288
Production costs	20,200	-	20,200
Depreciation, depletion, amortization and accretion	11,568	-	11,568
Income tax expense	1,294	5,538	6,832
Results of operations from producing activities	2,402	10,286	12,688

December 31, 2012
Revenues	$40,402	$-	$40,402
Production costs	20,051	-	20,051
Depreciation, depletion, amortization and accretion	11,513	-	11,513
Income tax expense	3,093	-	3,093
Results of operations from producing activities	5,745	-	5,745

Estimates of future net cash flows from proved reserves of natural gas, oil, condensate, and NGLs for 2014, 2013, and 2012 are computed using the average first-day-of-the-month price during the 12-month period for the respective year. Prices used to compute the information presented in the tables below are adjusted only for fixed and determinable amounts under provisions in existing contracts. Estimated future net cash flows for all periods presented are reduced by estimated future development and production based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development and production costs. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense. The 10% discount factor is prescribed by U.S. Generally Accepted Accounting Principles.

In thousands
	United States	Israel	Total
December 31, 2014
Future cash inflows	$405,533	$1,155,986	$1,561,519
Future development costs	(877)	-	(877)
Future production costs	(201,264)	(389,960)	(591,224)
Future income tax expenses	(39,238)	(242,017)	(281,255)

Future net cash flows	164,154	524,009	688,163
10% annual discount for estimated timing of cash flows	(73,614)	(256,244)	(329,858)

Standardized measure of discounted future net cash flows	$90,540	$267,765	$358,305

December 31, 2013
Future cash inflows (3)	$397,415	$1,174,563	$1,571,978
Future development costs	(876)	-	(876)
Future production costs (2)	(189,354)	(372,384)	(561,738)
Future income tax expenses	(32,402)	(244,318)	(276,720)

Future net cash flows	174,783	557,861	732,644
10% annual discount for estimated timing of cash flows	(81,017)	(296,672)	(377,689)

Standardized measure of discounted future net cash flows	$93,766	$261,189	$354,955

December 31, 2012
Future cash inflows (1)	$437,040	$952,661	$1,389,701
Future development costs	(876)	-	(876)
Future production costs (2)	(216,180)	(297,358)	(513,538)
Future income tax expenses	(44,027)	(223,707)	(267,734)

Future net cash flows	175,957	431,596	607,553
10% annual discount for estimated timing of cash flows	(80,144)	(229,294)	(309,438)

Standardized measure of discounted future net cash flows	$95,813	$202,302	$298,115

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

(3)
The increase in future cashflows is associated with increase in Tamar Field reserves. The increase in reserves was due to revision of estimates based on new and more reliable information as well as increase in estimated sales prices based on the contracts with customers.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2014

In thousands
Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	United States	International	Total
2014
Balance at January 1	$93,766	$261,189	$354,955
Sales and transfers of oil and gas produced, net of production costs	(17,808)	(25,144)	(42,952)
Net changes in prices and production costs	(3,407)	(5,281)	(8,688)
Changes in estimated future development costs, net of current development costs	(4,942)	-	(4,942)
Extensions, discoveries, additions, and improved recovery, less related costs	5,907	-	5,907
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	10,653	(3,407)	7,246
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	9,648	34,253	43,901
Net change in income taxes	(4,803)	(14,961)	(19,764)
Change in production rates and other	1,526	21,116	22,642

Balance at December 31	$90,540	$267,765	$358,305

2013
Balance at January 1	$95,813	$202,302	$298,115
Sales and transfers of oil and gas produced, net of production costs	(15,485)	-	(15,485)
Net changes in prices and production costs	3,294	9,921	13,215
Changes in estimated future development costs, net of current development costs	(1,433)	-	(1,433)
Extensions, discoveries, additions, and improved recovery, less related costs	1,489	-	1,489
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(166)	85,290	85,124
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	9,586	33,123	42,709
Net change in income taxes	11,094	14,005	25,099
Change in production rates and other	(10,426)	(83,452)	(93,878)

Balance at December 31	$93,766	$261,189	$354,955

2012
Balance at January 1	$112,288	$124,323	$236,611
Sales and transfers of oil and gas produced, net of production costs	(20,666)	-	(20,666)
Net changes in prices and production costs	(9,533)	95,058	85,525
Changes in estimated future development costs, net of current development costs	(2,495)	-	(2,495)
Extensions, discoveries, additions, and improved recovery, less related costs	2,590	-	2,590
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(2,112)	29,079	26,967
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	12,412	24,174	36,586
Net change in income taxes	14	(57,559)	(57,545)
Change in production rates and other	3,315	(12,773)	(9,458)

Balance at December 31	$95,813	$202,302	$298,115

Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	March 31	June 30	September 30	December 31
2014
Total Revenues	$21,368	$23,233	$27,685	$21,612
Net Income (loss) before taxes	6,380	6,071	9,684	(14,147)
Net Income (loss)	4,185	3,939	6,320	(9,315)
Net income attributable to noncontrolling interests	108	(22)	77	(196)
Net income (loss) attributable to Isramco	4,077	3,961	6,243	(9,119)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$1.50	$1.46	$2.30	$(3.36)
Net income (loss) attributable to common stockholders - diluted	$1.50	$1.46	$2.30	$(3.36)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2013
Total Revenues	$11,452	$17,038	$19,585	$20,617
Net Income (loss) before taxes	(784)	4,845	6,057	(20,058)
Net Income (loss)	(509)	3,172	3,999	(12,986)
Net income attributable to noncontrolling interests	(1)	65	176	146
Net income (loss) attributable to Isramco	(508)	3,107	3,823	(13,132)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$(0.19)	$1.14	$1.41	$(4.83)
Net income (loss) attributable to common stockholders - diluted	$(0.19)	$1.14	$1.41	$(4.83)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2012
Total Revenues	$11,464	$12,828	$12,755	$13,383
Net Income (loss) before taxes	2,371	3,934	(1,749)	(1,014)
Net Income (loss)	1,542	2,592	(1,124)	(563)
Net income attributable to noncontrolling interests	-	102	35	89
Net income (loss) attributable to Isramco	1,542	2,490	(1,159)	(652)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$0.57	$0.92	$(0.43)	$(0.24)
Net income (loss) attributable to common stockholders - diluted	$0.57	$0.92	$(0.43)	$(0.24)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691