Form 10-Q
period 2015-03-31
ISRAMCO INC
filed 2015-05-11
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of May 11, 2015, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of March 31, 2015	As of December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,927	$2,027
Accounts receivable, net of allowances for doubtful accounts of $768 and $941	13,163	17,266
Restricted cash	61	61
Inventories	1,202	829
Deferred tax assets	3,160	2,701
Prepaid expenses and other	1,542	2,517
Total Current Assets	23,055	25,401

Property and Equipment, at cost – successful efforts method:
Oil and gas properties	246,625	245,022
Advanced payment for equipment	489	489
Production services equipment and other	54,858	53,935
Total Property and Equipment	301,972	299,446
Accumulated depreciation, depletion and amortization and impairment	(185,768)	(183,513)
Net Property and Equipment	116,204	115,933

Deferred tax assets and other	17,996	17,530
Total assets	$157,255	$158,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,595	$20,293
Bank overdraft	215	22
Short term debt	804	1,284
Due to related party and accrued interest	26,987	26,471
Total current liabilities	44,601	48,070

Due to related party and accrued interest	72,628	72,628

Other Long-term Liabilities:
Deferred tax liabilities	-	-
Asset retirement obligations	20,281	20,046
Total liabilities	137,510	140,744

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(4,289)	(6,095)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	19,427	17,621
Non controlling interest	318	499
Total equity	19,745	18,120
Total liabilities and shareholders’ equity	$157,255	$158,864

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31
	2015	2014

Revenues
Oil and gas sales	$10,525	$14,690
Production services	5,815	6,414
Office services	158	134
Other	140	130
Total revenues	16,638	21,368

Operating expenses
Lease operating expense, transportation and taxes	4,175	4,619
Depreciation, depletion and amortization	2,255	2,513
Accretion expense	208	204
Production services	4,804	4,689
Loss (gain) from plug and abandonment	2	(2)
General and administrative	1,097	1,309
Total operating expenses	12,541	13,332
Operating income	4,097	8,036

Other expenses
Interest expense, net	1,488	1,658
Capital (gain) loss	10	(2)
Total other expenses	1,498	1,656

Income before income taxes	2,599	6,380
Income tax expense	974	2,195

Net income	$1,625	$4,185
Net income (loss) attributable to non-controlling interests	(181)	108
Net income attributable to Isramco	$1,806	$4,077

Earnings per share – basic:	$0.66	$1.50

Earnings per share – diluted:	$0.66	$1.50

Weighted average number of shares outstanding basic:	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2015	2014
Net income	$1,625	$4,185
Other comprehensive income
Comprehensive income	1,625	4,185
Comprehensive income (loss) attributable to non-controlling interests	(181)	108
Comprehensive Income attributable to Isramco	$1,806	$4,077

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended March 31,
	2015	2014

Cash Flows From Operating Activities:
Net income	$1,625	$4,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	2,255	2,513
Bad debt expense	56	20
Accretion expense	208	204
Changes in deferred taxes	(650)	2,195
Capital (gain) loss	10	(2)
Changes in components of working capital and other assets and liabilities
Accounts receivable	4,047	(2,820)
Prepaid expenses, other receivables and other current assets	975	(987)
Due to related party	1,371	1,655
Inventories	(373)	(68)
Accounts payable and accrued expenses	(3,891)	(2,059)
Net cash provided by operating activities	5,633	4,836

Cash flows from investing activities:
Addition to property and equipment, net	(2,466)	(6,097)
Restricted cash and deposit, net	-	1,500
Net cash used in investing activities	(2,466)	(4,597)

Cash flows from financing activities:
Repayments on loans – related parties, net	(855)	-
Borrowings (repayments) of bank overdraft, net	193	(791)
Payments of deferred financing costs	(125)	-
Repayments of short - term debt, net	(480)	(301)
Net cash used in financing activities	(1,267)	(1,092)

Net increase (decrease) in cash and cash equivalents	1,900	(853)
Cash and cash equivalents at beginning of period	2,027	4,149
Cash and cash equivalents at end of period	$3,927	$3,296

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

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014 and Isramco’s financial position as of March 31, 2015.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of March 31, 2015. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $1,706,000 and $1,079,000 during the three months ended March 31, 2015 and 2014 respectively.

Cash payments for interest were $175,000 and $0 for the periods ended March 31, 2015 and 2014 respectively.

The condensed consolidated statement of cash flows for the period ended March 31, 2015 excludes the following non-cash transactions:

●	Deferred financing costs of $150,000 were included in accounts payable.
●	Property and equipment of $44,000 included in accounts payable.
●	Increase in property and equipment of $27,000 due to additional asset retirement obligation.
●	Related-party accrued interest payment of $31,000 was withholding tax included in accounts payable.

The condensed consolidated statement of cash flows for the three month period ended March 31, 2014 excludes the following non-cash transactions:

●	Property and equipment of $1,627,000 included in accounts payable.
●	Insurance premiums financed through issuance of short term debt of $504,000.
●	Proceeds from short swing profits from parent company of $585,000. This resulted in a reduction of $709,000 due to related party accrued interest, and an increase of $124,000 to accounts payable.

Note 3 - Debt and Interest Expense

Long-Term Related Party Debt as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Libor + 6% Related party Debt	$11,145	$12,000
Libor + 5.5% Related party Debt	3,500	3,500
Libor + 5.5% Related party Debt	10,000	10,000
Libor + 6% Related party Debt	11,391	11,391
Libor + 6% Related party Debt	6,000	6,000
Libor + 6% Related party Debt	43,701	43,701
Libor + 5.5% Related party Debt	6,456	6,456
Libor + 6% Related party Debt	1,500	1,500
Accrued interest	5,576	4,302
	99,269	98,850
Less: Current Portion of Long-Term Debt and Accrued Interest	(26,641)	(26,222)
Total	$72,628	$72,628

Related Party Debt

On March 27, 2015 the Company made a payment against the $12,000,000 I.O.C. Israel Oil Company, Ltd. Loan, a company which may be deemed to be controlled by Mr. Haim Tsuff, the Company’s Chairman and Chief Executive Officer, in the amount of $1,030,000, consisting of $855,000 and $175,000 in principal and interest payments, respectively. The outstanding principal balance as of March 31, 2015 is $11,145,000.

We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 under Note 5. Long-Term Debt and Interest Expense the material terms of our outstanding loans, including related party loans, which disclosure is hereby incorporated herein by reference thereto.

Isramco also had related party payables of $346,000 and $285,000 as of March 31, 2015, and December 31, 2014, respectively which are included in the related party and accrued interest section of the condensed consolidated balance sheets.

Short-Term Debt

As of March 31, 2015 and December 31, 2014 outstanding debt from short-term insurance financing agreements totaled $804,000 and $1,284,000 respectively. During the three months ended March 31, 2015, the Company made cash payments totaling $480,000. The Company also increased its bank overdraft by $193,000.

Interest expense

The following table summarizes the amounts included in interest expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months Ended March 31,
	2015	2014
Current debt, long-term debt and other - banks corporation	$-	$-
Long-term debt – related parties	1,488	1,658
	$1,488	$1,658

Note 4 - Tamar Field Proceeds

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2014, which disclosure is hereby incorporated herein by reference thereto.

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

Since Isramco’s interest in the Tamar Field is an overriding royalty interest, there are no amounts capitalized with respect to Tamar Field.

During the three months ended March 31, 2015, Tamar Field net sales attributable to Isramco amounted to 1,069,514 Mcf of natural gas and 1,430 Bbl of condensate with prices of $5.67 per Mcf and $55.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,128,000. Israeli Tax Authorities withheld $1,624,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

During three months ended March 31, 2014 the Tamar Field net sales applicable to Isramco amounted to 855,984 Mcf of natural gas and 1,166 Bbl of condensate with prices of $5.84 per Mcf and $101.55 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,102,000. Israeli Tax Authorities withheld $1,347,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheet.

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

●
Fluid Services.  We own and operate 12 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of March 31, 2015, our fleet of production servicing rigs totaled 34 rigs, which we operate through 6 locations in Texas and New Mexico.

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2015:
Sales revenues
United States	$4,397	$5,815	$-	$10,212
Israel	6,128	-	-	6,128
Intersegment revenues	-	-	-	-
Office services and other	328	-	(30)	298

Total revenues and other	10,853	5,815	(30)	16,638

Operating costs and expenses	6,662	5,909	(30)	12,541
Interest expenses, net	694	794	-	1,488
Capital (gain) loss	(7)	17	-	10

Total expenses and other	7,349	6,720	(30)	14,039

Income before income taxes	$3,504	$(905)	$-	$2,599
Net Income	2,277	(652)	-	1,625
Net loss attributable to noncontrolling interests	-	(181)	-	(181)
Net income (loss) attributable to Isramco	2,277	(471)	-	1,806
Total Assets	$100,046	$57,209	$-	$157,255
Expenditures for Long-lived Assets	$1,610	$960	$-	$2,570

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Three Months Ended March 31, 2014:
Sales revenues
United States	$9,588	$6,414	$-	$16,002
Israel	5,102	-	-	5,102
Intersegment revenues	-	285	(285)	-
Office services and other	294	-	(30)	264

Total revenues and other	14,984	6,699	(315)	21,368

Operating costs and expenses	7,965	5,682	(315)	13,332
Interest expenses, net	1,183	475	-	1,658
Capital Loss	(2)	-	-	(2)

Total expenses and other	9,146	6,157	(315)	14,988

Income before income taxes	$5,838	$542	$-	$6,380
Net Income	3,795	390	-	4,185
Net income attributable to noncontrolling interests	-	108	-	108
Net Income attributable to Isramco	3,795	282	-	4,077
Total Assets	$113,879	$49,063	$-	$162,942
Expenditures for Long-lived Assets	$1,285	$6,439	$-	$7,724

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated by reference herein.

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

During the three months ended March 31, 2015, Tamar Field net sales attributable to Isramco amounted to 1,069,514 Mcf of natural gas and 1,430 Bbl of condensate with prices of $5.67 per Mcf and $55.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,128,000. Israeli Tax Authorities withheld $1,624,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

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

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2015 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

During the three months ended March 31, 2015, our cash increased by $1.9 million. Specifically, the net cash provided by operating activities of $5.6 million were offset by an investment of $2.4 million in production services equipment and oil and gas properties, $0.4 million primarily in repayments of short-term debt and bank overdraft, and $0.9 million in repayments of long-term related party debt.

Debt

	As of March 31,	As of December 31,
	2015	2014
Long – term debt – related party	$93,693	$94,548
Current maturities of long-term debt, short-term debt and bank overdraft	1,019	1,306
Total debt	$94,712	$95,854

Stockholders’ equity	$19,745	$18,120

Debt to capital ratio	83%	84%

As of March 31, 2015, our total debt was $94,712,000, compared to total debt of $95,854,000 at December 31, 2014.

Contractual Obligations

Aggregate maturities of contractual obligations at March 31, 2015 are due in future years as follows (in thousands):

	Total	2015	2016	2017	2018
Long-term related party debt & accrued interest	$99,269	26,641	29,364	29,364	13,900

Cash Flow

Our primary source of cash during the three months ended March 31, 2015 was cash flow from operating activities. In 2015, cash received from operations was primarily used for investments in production services equipment and oil and gas properties and repayment of loans. In 2014, cash received from operations and the release of restricted cash was primarily used for investments in production services equipment and oil and gas properties.

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

	Three months Ended March 31,
	2015	2014
	(In thousands)
Cash flows provided by operating activities	$5,633	$4,836
Cash flows used in investing activities	(2,466)	(4,597)
Cash flows used in financing activities	(1,267)	(1,092)
Net increase (decrease) in cash	$1,900	$(853)

Operating Activities, During the three months ended March 31, 2015, compared to the same period in 2014, net cash flow provided by operating activities increased by $797,000 to $5,633,000. The increase was primarily attributable to proceeds from our overriding royalty interest in the Tamar Field offshore Israel, and changes in working capital components.

Investing Activities, Net cash flows used in investing activities for the three months ended March 31, 2015 and 2014 were $2,466,000 and $4,597,000, respectively. During the first three months of 2015, the Company invested $2,466,000, consisting of $1,555,000 for oil and gas properties and $911,000 in production services equipment. During the first three months of 2014, the Company invested $6,097,000, consisting of $564,000 for oil and gas properties and $5,533,000 in production services equipment, and decreased the restricted cash balance by $1,500,000.

Financing Activities, Net cash flows used in financing activities were $1,267,000 and $1,092,000 for the three months ended March 31, 2015 and 2014, respectively. During the first three months of 2015 the Company made payments on related party debt of $855,000, made payments on short term debt in the amount of $480,000, paid deferred financing costs of $125,000, and increased its bank overdraft by $193,000. During the first three months of 2014 the Company made payments on short term debt in the amount of $301,000 and reduced its bank overdraft by $791,000.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Selected Data
	Three Months Ended March 31,
	2015	2014
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$4,397	$9,588
Israel	6,128	5,102
Production Services	5,815	6,414
Other	298	264
Total revenues and other	16,638	21,368

Cost and expenses	12,541	13,332
Other expenses	1,498	1,656
Income tax expense	974	2,195
Net income attributable to common shareholders	1,625	4,185
Net income (loss) attributable to non-controlling interests	(181)	108
Net income attributable to Isramco	1,806	4,077
Earnings per common share – basic	$0.66	$1.50
Earnings per common share – diluted	$0.66	$1.50

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$6,550	$10,755
Sales volumes United States (MBOE)	153	163
Sales volumes Israel (MBOE)	180	144

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$23.03	$21.95
General and administrative (oil and gas production segment)	$6.21	$7.58
Depletion	$8.67	$11.66

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

(2)	There are no costs associated with revenues from Israeli operations since the Company owns overriding royalty which is free of operating expenses.

Financial Results

Net income in the first quarter of 2015 was $1,806,000 or $0.66 per share. This compares to net income of $4,077,000 or $1.50 per share for the same period in 2014.

This decrease was primarily due to the decrease in oil prices, and a resulting decrease in both the revenues from production service activities, and oil and gas operations in United States.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During three months ended March 31, 2015 the Tamar Field net sales applicable to Isramco amounted to 1,069,514 Mcf of natural gas and 1,430 Bbl of condensate with prices of $5.67 per Mcf and $55.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,128,000.

During three months ended March 31, 2014 the Tamar Field net sales applicable to Isramco amounted to 855,984 Mcf of natural gas and 1,166 Bbl of condensate with prices of $5.84 per Mcf and $101.55 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,102,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2015	2014	Δ vs. 2014
Gas sales	$999	$2,318	(57)%
Oil sales	3,019	6,217	(51)
Natural gas liquid sales	379	1,053	(64)
Total	$4,397	$9,588	(54)%

The Company’s sales revenues from U.S. based oil and gas operations for the first quarter of 2015 decreased by 54% when compared to same period in 2014 due to lower prices received for oil, natural gas, and NGLs, and lower volumes produced of natural gas, and NGLs. This increase was partially offset by higher volumes for oil.

Volumes and Average Prices

	Three Months Ended March 31,
	2015	2014	Δ vs. 2014
Natural Gas
Sales volumes Mmcf	390.6	433.1	(10)%
Average Price per Mcf	$2.56	$5.35	(52)
Total gas sales revenues (thousands)	$999	$2,318	(57)%

Crude Oil
Sales volumes MBbl	65.8	64.9	1%
Average Price per Bbl	$45.86	$95.84	(52)
Total oil sales revenues (thousands)	$3,019	$6,217	(51)%

Natural gas liquids
Sales volumes MBbl	22.2	26.4	(16)%
Average Price per Bbl	$17.11	$39.90	(57)
Total natural gas liquids sales revenues (thousands)	$379	$1,053	(64)%

In the United States the Company’s natural gas sales volumes decreased by 10%, crude oil sales volumes increased by 1%, and natural gas liquids sales volumes decreased by 16% for the first quarter of 2015 compared to the same period of 2014.

The Company’s average natural gas price received for the first quarter of 2015 decreased by 52%, or $2.79 per Mcf, when compared to the same period of 2014. The Company’s average crude oil price for the first quarter of 2015 decreased by 52%, or $49.98 per Bbl, when compared to the same period of 2014. Our average natural gas liquids price for the first quarter of 2015 decreased by 57%, or $22.79 per Bbl, when compared to the same period of 2014.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended March 31, 2015 compared to the same period of 2014.

In thousands	Natural Gas	Oil	Natural gas liquids
2014 sales revenues	$2,318	$6,217	$1,053
Changes associated with sales volumes	(227)	91	(169)
Changes in prices	(1,092)	(3,289)	(505)
2015 sales revenues	$999	$3,019	$379

Operating Expenses (excluding production services segment)

	Three Months Ended March 31,
In thousands except percentages	2015	2014	Δ vs. 2014
Lease operating expense, transportation and taxes	$4,175	$4,619	(10)%
Depreciation, depletion and amortization of oil and gas properties	1,327	1,905	(30)
Accretion expense	208	204	2
Loss from plugging and abandonment of wells	2	(2)	(200)
General and administrative	950	1,239	(23)
	$6,662	$7,965	(16)%

During three months ended March 31, 2015, our operating expenses decreased by 16% when compared to the same period of 2014 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 10%, or $444,000, in 2015 when compared to 2014 mainly due to decreased severance taxes and marketing expenses as a result of decline in oil and natural gas prices.  On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $1.08 per MBOE to $23.03 per MBOE in 2015 from $21.95 per MBOE in 2014.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 30%, or $578,000 in 2015 when compared to 2014 primarily due to a 2014 impairment of $19,540,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $2.99 per MBOE to $8.67 per MBOE in 2015 from $11.66 per MBOE in 2014.

•	General and administrative expenses decreased by 23%, or $289,000 in 2015 when compared to 2014 primarily due to decrease in professional fees.

Production Services Segment

	Three Months Ended March 31,
In thousands except percentages	2015	2014	Δ vs. 2014
Production Services (1)	$5,815	$6,699	(13)%
Operating expenses	4,804	4,689	2
Depreciation	928	608	53
General and administrative	147	70	110
Operating Income	$(64)	$1,332	(105)%

(1)	Production Services revenue includes intersegment revenues.

•
Our sales revenues from production services operations for the first quarter of 2015 decreased by 13% or $884,000 when compared to same period in 2014 due to a decrease in prices we charge our customers and the number of deployed rigs as a result in lower demand for our services caused by declined oil prices. The decrease was partially offset by revenues from our fluid trucking services caused by greater number of trucks we added to our fleet.

•	Operating expenses from production services operations for the first quarter of 2015 increased by 2% or $115,000 when compared to the same period in 2014.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary, the increase in depreciation expenses in the first quarter of 2015 of $320,000 associated with increase in the number of workover rigs, trucks and other auxiliary equipment.

•
General and administrative expenses from production services operations for the first quarter of 2015 increased by 110% or $77,000 when compared to the same period in 2014 primarily due to an increase in the allowance for doubtful accounts, an increase in legal fees, and marketing expenses.

Other expenses

	Three Months Ended March 31,
In thousands except percentages	2015	2014	Δ vs. 2014
Interest expense, net	$1,488	$1,658	(10)%
Capital (gain) loss	10	(2)	(600)
	$1,498	$1,656	(10)%

Interest expense.  Isramco’s interest expense decreased by 10%, or $170,000, for the three months ended March 31, 2015 compared to the same period of 2014.  This decrease was primarily due to lower average outstanding loans balance during the first quarter of 2015 compared to 2014.

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

	Three Months Ended March 31,
In thousands except percentages	2015	2014
Income from operations before income taxes	$2,599	$6,380
Depreciation, depletion and amortization expense	2,255	2,513
Interest expense	1,488	1,658
Accretion expense	208	204
Consolidated Adjusted EBITDAX	$6,550	$10,755

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ISRAMCO, INC

Date: May 11, 2015	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: May 11, 2015	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: May 11, 2015	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)