Form 10-Q
period 2015-06-30
ISRAMCO INC
filed 2015-08-10
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of August 7, 2015, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of June 30, 2015	As of December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$16,793	$2,027
Accounts receivable, net of allowances for doubtful accounts of $765 and $941	12,895	17,266
Restricted and designated cash	161	61
Inventories	1,205	829
Deferred tax assets	329	2,701
Prepaid expenses and other	1,186	2,517
Total Current Assets	32,569	25,401

Property and Equipment, at cost – successful efforts method:
Oil and gas properties	245,372	245,022
Advanced payment for equipment	440	489
Production services equipment and other	56,401	53,935
Total Property and Equipment	302,213	299,446
Accumulated depreciation, depletion and amortization and impairment	(188,687)	(183,513)
Net Property and Equipment	113,526	115,933

Deferred tax assets and other	20,611	17,530
Deferred financing costs	513	-
Restricted cash – long term	4,680	-
Derivative asset	347	-
Total assets	$172,246	$158,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,277	$20,293
Bank overdraft	111	22
Short term debt and current maturities of long-term debt	6,711	1,284
Payables and accrued interest due to related party	-	26,471
Accrued Interest	88	-
Derivative liability	1,019	-
Total current liabilities	23,206	48,070

Due to related party and accrued interest	-	72,628
Long term debt	108,643	-

Other Long-term Liabilities:
Asset retirement obligations	19,701	20,046
Total liabilities	151,550	140,744

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(2,985)	(6,095)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	20,731	17,621
Non controlling interest	(35)	499
Total equity	20,696	18,120
Total liabilities and shareholders’ equity	$172,246	$158,864

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Revenues
Oil and gas sales	$10,999	$15,185	$21,524	$29,875
Production services	5,985	7,482	11,800	13,896
Office services	161	189	319	323
Gain on divestiture	1,824	-	1,824	-
Other	242	377	382	507
Total revenues	19,211	23,233	35,849	44,601

Operating expenses
Lease operating expense, transportation and taxes	3,724	5,399	7,899	10,018
Depreciation, depletion and amortization	2,551	2,745	4,806	5,258
Impairment of oil and gas assets	1,838	-	1,838	-
Accretion expense	213	218	421	422
Production services	5,918	6,143	10,722	10,832
Loss (gain) from plug and abandonment	1	1	3	(1)
General and administrative	1,148	946	2,245	2,255
Total operating expenses	15,393	15,452	27,934	28,784
Operating income	3,818	7,781	7,915	15,817

Other expenses
Interest expense, net	1,478	1,697	2,966	3,355
Loss from derivative contracts, net	672	-	672	-
Capital loss	17	13	27	11
Total other expenses	2,167	1,710	3,665	3,366

Income before income taxes	1,651	6,071	4,250	12,451
Income tax expense	(700)	(2,132)	(1,674)	(4,327)

Net income	$951	$3,939	$2,576	$8,124
Net income (loss) attributable to non-controlling interests	(353)	(22)	(534)	86
Net income attributable to Isramco	$1,304	$3,961	$3,110	$8,038

Earnings per share – basic:	$0.48	$1.46	$1.14	$2.96

Earnings per share – diluted:	$0.48	$1.46	$1.14	$2.96

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$951	$3,939	$2,576	$8,124
Other comprehensive income
Comprehensive income	951	3,939	2,576	8,124
Comprehensive income (loss) attributable to non-controlling interests	(353)	(22)	(534)	86
Comprehensive Income attributable to Isramco	$1,304	$3,961	$3,110	$8,038

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash Flows From Operating Activities:
Net income	$2,576	$8,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	6,644	5,258
Bad debt expense	52	24
Accretion expense	421	422
Gain on divestiture	(1,824)	-
Changes in deferred taxes	(1,359)	1,586
Unrealized loss on interest rate swap	672
Capital loss	27	11
Changes in components of working capital and other assets and liabilities
Accounts receivable	4,319	(4,397)
Prepaid expenses, other receivables and other current assets	1,332	1,018
Due to related party	(4,849)	3,257
Inventories	(376)	(160)
Accounts payable and accrued expenses	(4,310)	(1,342)
Net cash provided by operating activities	3,325	13,801

Cash flows from investing activities:
Addition to property and equipment, net	(4,221)	(11,627)
Proceeds from sale of oil and gas properties and equipment	1,045	40
Restricted cash and deposit, net	(4,780)	1,500
Net cash used in investing activities	(7,956)	(10,087)

Cash flows from financing activities:
Repayments on loans – related parties, net	(94,250)	-
Proceeds from long term debt, net	115,030
Borrowings (repayments) of bank overdraft, net	89	(791)
Payments of deferred financing costs	(513)	-
Repayments of short - term debt, net	(959)	(892)
Net cash provided by (used in) financing activities	19,397	(1,683)

Net increase in cash and cash equivalents	14,766	2,031
Cash and cash equivalents at beginning of period	2,027	4,149
Cash and cash equivalents at end of period	$16,793	$6,180

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three and six month periods ended June 30, 2015 and 2014 and Isramco’s financial position as of June 30, 2015.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of June 30, 2015. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

During the quarter Isramco entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 3 for details.

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

New Accounting Adoption

In April, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new standard is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted and companies must apply the requirements retrospectively. The Company has elected early adoption. In accordance with the guidance, unamortized debt costs of $2,011,000 are included with the unamortized discount of $2,959,000 and presented as a total reduction of $4,970,000 to long-term debt as disclosed in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2015.

Risk Management Activities

The Company follows Accounting Standards Codification (ASC) 815, Derivatives and Hedging. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production or may hedge interest rates on variable interest rate loans. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company has elected not to designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net loss (gain) on derivative contracts” in the consolidated statements of operations. Currently, the Company has no derivative contracts in place to hedge against fluctuations in oil and natural gas prices.

Fair Value

Fair value accounting applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, these accounting requirements establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs might include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs for the asset or liability, and are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We utilize the fair value hierarchy in our accounting for interest rate swaps (Level 2).

Consolidation

The condensed consolidated financial statements include the accounts of Isramco and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

Impairment

We review our property and equipment in accordance with Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires us to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. As a result of significant reduction in oil and gas prices, the company evaluated the oil and gas properties as of June 30, 2015 and recorded an impairment of $1,838,000.

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

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $3,033,000 and $2,704,000 during the six months ended June 30, 2015 and 2014, respectively.

Cash payments for interest were $7,442,000 and $0 for the periods ended June 30, 2015 and 2014, respectively.

The condensed consolidated statement of cash flows for the period ended June 30, 2015 excludes the following non-cash transactions:

●	Retirement of asset retirement obligations in the amount of $792,000 included in the gain on sale of oil and gas properties.
●	Property and equipment of $29,000 included in accounts payable.
●	Increase in property and equipment of $25,000 due to additional asset retirement obligation.
●	Increase in debt discount of $235,000 deducted from loan proceeds.

The condensed consolidated statement of cash flows for the period ended June 30, 2014 excludes the following non-cash transactions:

●	Property and equipment of $1,178,000 included in accounts payable.
●	Insurance premiums financed through issuance of short term debt of $505,000.
●	Proceeds from short swing profits from parent company of $585,000. This resulted in a reduction of $709,000 due to related party accrued interest, and an increase of $124,000 to accounts payable.

Note 3 – Financial Instruments

On June 16, 2015, Tamar Royalties LLC, a wholly owned subsidiary of the Company, engaged in an interest rate swap agreement (“IRS Agreement”) with the Deutsche Bank AG London Branch (“DBAG”). An interest rate swap is an agreement between two parties (known as counterparties) where one stream of future interest payments is exchanged for another based on a specified notional principal amount. Interest rate swaps often exchange fixed interest payments for floating interest payments that are linked to interest rates.

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties LLC entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 4. Under the terms of this facility, Tamar Royalties LLC, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties LLC and DBAG entered into the IRS agreement whereby the company hedged $119,250,000 of the $120,000,000 outstanding balance as follows:

(a)    Tamar Royalties LLC hedged 37.5% of the perpetual outstanding balance under the facility, being an initial notional amount of $45,000,000, with a fixed rate swap whereby the Company will pay DBAG a fixed interest rate of 4.63%, and DBAG will pay the Company a monthly floating interest rate of USD-LIBOR-BBA plus a spread of 2.75%.

(b)   Tamar Royalties hedged the remaining 62.5% of the perpetual outstanding balance less $750,000, being an initial notional amount of $74,250,000, against fluctuations in LIBOR by capping the fluctuations in LIBOR at 1.50%. Pursuant to the IRS agreement, the Company will pay DBAG a fixed interest rate of 0.91%, and the Bank will pay the Company the greater of (i) USD-LIBOR-BBA minus a cap strike of 1.5% and (ii) zero.

		June 30, 2015		December 31, 2014
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

LT Assets:
Interest rate swaps	Level 2	$347	$347	$-	$-

ST Liabilities:
Interest rate swaps	Level 2	(1,019)	(1,019)	-	-

		$(672)	$(672)	$-	$-

Level 2 Financial Instruments
Our interest rate swaps are measured at fair value using Level 2 inputs. The fair of our interest rate swaps is based on the net present value of expected future cash flows related to both variable and fixed-rate legs of the swap agreement. This measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input.

Note 4 - Debt and Interest Expense

Long-term debt as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Bank loan
Principal amount	$120,000	$-
Less: unamortized discount and debt costs	(4,970)	-

Total long-term debt	115,030	-
Less: current maturities and current discount amortization	(6,387)	-

Long-term debt, net of current maturities	$108,643	$-

Long-Term Related Party Debt as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Libor + 6% Related party Debt	$-	$12,000
Libor + 5.5% Related party Debt	-	3,500
Libor + 5.5% Related party Debt	-	10,000
Libor + 6% Related party Debt	-	11,391
Libor + 6% Related party Debt	-	6,000
Libor + 6% Related party Debt	-	43,701
Libor + 5.5% Related party Debt	-	6,456
Libor + 6% Related party Debt	-	1,500
Accrued interest	-	4,302
	-	98,850
Less: Current Portion of Long-Term Related Party Debt and Accrued Interest	-	(26,222)
Total	$-	$72,628

Bank Loan and Credit Facility

The Deutsche Bank Facility

On May 18, 2015, Tamar Royalties LLC (“Tamar Royalties”), a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. The DB Facility provides for borrowings in the amount of $120,000,000 on a committed basis and is secured by, among other things, an overriding royalty interest in the Tamar Field, a natural gas field in the Mediterranean Sea, equal to 1.5375%, but is subject to increase to 2.7375% upon the Tamar project payout (the “Royalty Interest”). In connection with the DB Facility, and pursuant to a royalties sale and contribution agreement, the Company contributed the Royalty Interest to Tamar Royalties in exchange for all of the ownership units of Tamar Royalties. Pursuant to the terms of its governing documents, Tamar Royalties will be managed by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi.

Pursuant to the terms of the DB Facility, Tamar Royalties borrowed $120,000,000 in its initial borrowing under this facility. The initial borrowing under the DB Facility bears annual interest based on the LIBOR for a three-month interest period plus a spread of 2.75%. The $120,000,000 initial borrowing under the DB Facility will be repaid over eight (8) years commencing July 1, 2015, in accordance with an amortization profile based on projected cash flows from the Royalty Interest. Tamar Royalties’s obligations under the Facility are secured by a first ranking pledge of the shares of Tamar Royalties, first ranking pledge of all rights under the agreements creating the Royalty Interest, and a first priority security interest over the accounts created under the DB Facility.

So long as any amounts remain outstanding to the Lenders under the DB Facility, Tamar Royalties must, from and after the end of the Availability Period (as defined in the DB Facility), have a Historical Debt Service Coverage Ratio (as defined in the DB Facility) of not less than 1.00:1.00, a Loan Life Coverage Ratio (as defined in the DB Facility) of at least 1.1:1.00, and maintain a Required Reserve Amount (as defined in the DB Facility). The initial Required Reserve Amount was $4,680,000 as of June 30, 2015 and recorded as “Restricted cash- long-term” on the Condensed Consolidated Balance Sheets.  In addition, Tamar Royalties is required under the DB facility to hedge against fluctuations in LIBOR as reflected in Note 3.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method.

As of June 30, 2015, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC (“Isramco Onshore”), a newly formed, wholly-owned, subsidiary of Isramco, Inc. (the “Company”), entered into a secured Credit Agreement (the “SG Facility”) with The Société Générale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility is four (4) years and the SG Facility is secured by certain onshore United States oil and gas properties. Pricing under the SG Facility is as follows: (i) for EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans ranges from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization.

The SG Facility provides that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of June 30, 2015 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company has incurred $513,000 of financing costs in relation to this credit facility which have been capitalized as a long-term asset and will be amortized over the term on the agreement on a straight-line basis.

Isramco Onshore has various financial and operating covenants required by the SG Facility, including, among other things, the requirement that, during the term of the SG Facility, Isramco Onshore must have a Minimum Current Ratio (as defined in the SG Facility) of not less than 1.00:1.00, a Maximum Leverage Ratio (as defined in the SG Facility) of not less than 4.00:1.00 and a Minimum Interest Coverage Ratio (as defined in the SG Facility) of at least 2.50:1.00. In addition, the SG Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

As of June 30, 2015, Isramco Onshore was in compliance with the financial covenants required under the SG Facility.

Related Party Debt

On June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. The final payment totaled $101,022,000 which included loan principal payments totaling $93,395,000 and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result all related party debt was repaid and the outstanding balance as of June 30, 2015 is zero.

On March 27, 2015 the Company made a payment against the $12,000,000 I.O.C. Israel Oil Company, Ltd. Loan, a company which may be deemed to be controlled by Mr. Haim Tsuff, the Company’s Chairman and Chief Executive Officer, in the amount of $1,030,000, consisting of $855,000 and $175,000 in principal and interest payments, respectively.

Short-Term Debt

As of June 30, 2015 and December 31, 2014 outstanding debt from short-term insurance financing agreements totaled $324,000 and $1,284,000 respectively. During the six months ended June 30, 2015, the Company made cash payments totaling $959,000. The Company also increased its bank overdraft by $89,000.

Interest expense

The following table summarizes the amounts included in interest expense for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months Ended June 30,
	2015	2014
Current debt, long-term debt and other - banks corporation	$88	$-
Long-term debt – related parties	2,878	3,355
	$2,966	$3,355

Note 5 - Tamar Field Proceeds

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

In 2009, two natural gas discoveries, known as "Tamar" and "Dalit", were made within the area covered by the Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the “Tamar Field”). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters. On March 31, 2013, the Tamar Field commenced its initial production of the natural gas.

Since Isramco’s interest in the Tamar Field is an overriding royalty interest, there are no amounts capitalized with respect to Tamar Field.

During the six months ended June 30, 2015, Tamar Field net sales attributable to Isramco amounted to 2,023,169 Mcf of natural gas and 2,743 Bbl of condensate with prices of $5.60 per Mcf and $55.66 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $11,444,000. Israeli Tax Authorities withheld $3,033,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

During six months ended June 30, 2014, Tamar Field net sales attributable to Isramco amounted to 1,715,313 Mcf of natural gas and 2,428 Bbl of condensate with prices of $5.84 per Mcf and $102.17 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $10,214,000. Israeli Tax Authorities withheld $2,707,000 of this revenue which is recognized as an asset, “Deferred tax assets and other,” on the Company’s condensed consolidated balance sheets.

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

Oil and Gas Exploration and Production Segment

Our Oil and Gas segment is engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 522 producing wells located mainly in Texas in New Mexico.

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

●
Fluid Services.  We own and operate 12 fluid service trucks each equipped with an average fluid hauling capacity of up to 130 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of June 30, 2015, our fleet of production servicing rigs totaled 34 rigs, which we operate through 6 locations in Texas and New Mexico.

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2015:
Sales revenues
United States	$5,683	$5,985	$-	$11,668
Israel	5,316	-	-	5,316
Intersegment revenues	-	-	-	-
Office services and other	2,257	-	(30)	2,227

Total revenues and other	13,256	5,985	(30)	19,211

Operating costs and expenses	8,463	6,960	(30)	15,393
Interest expenses, net	690	788	-	1,478
Loss from derivative contracts, net	672	-	-	672
Capital loss	17	-	-	17

Total expenses and other	9,842	7,748	(30)	17,560

Income before income taxes	$3,414	$(1,763)	$-	$1,651
Net Income	2,220	(1,269)	-	951
Net loss attributable to noncontrolling interests	-	(353)	-	(353)
Net income (loss) attributable to Isramco	2,220	(916)	-	1,304
Total Assets	$116,667	$55,579	$-	$172,246
Expenditures for Long-lived Assets	$426	$1,366	$-	$1,792

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Three Months Ended June 30, 2014:
Sales revenues
United States	$10,073	$7,482	$-	$17,555
Israel	5,112	-	-	5,112
Intersegment revenues	-	184	(184)	-
Office services and other	596	-	(30)	566

Total revenues and other	15,781	7,666	(214)	23,233

Operating costs and expenses	8,582	7,084	(214)	15,452
Interest expenses, net	1,003	694	-	1,697
Capital loss	13	-	-	13

Total expenses and other	9,598	7,778	(214)	17,162

Income before income taxes	$6,183	$(112)	$-	$6,071
Net Income	4,019	(80)	-	3,939
Net income attributable to noncontrolling interests	-	(22)	-	(22)
Net Income attributable to Isramco	4,019	(58)	-	3,961
Total Assets	$115,782	$52,665	$-	$168,447
Expenditures for Long-lived Assets	$2,074	$4,632	$-	$6,706

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2015:
Sales revenues
United States	$10,080	$11,800	$-	$21,880
Non-U.S.	11,444	-	-	11,444
Intersegment revenues	-	-	-	-
Office services and other	2,585	-	(60)	2,525

Total revenues and other	24,109	11,800	(60)	35,849

Operating costs and expenses	15,125	12,869	(60)	27,934
Interest expenses, net	1,384	1,582	-	2,966
Loss from derivative contracts, net	672	-	-	672
Capital loss	10	17	-	27

Total expenses and other	17,191	14,468	(60)	31,599

Income (loss) before income taxes	$6,918	$(2,668)	$-	$4,250
Net Income (Loss)	4,497	(1,921)	-	2,576
Net loss attributable to noncontrolling interests	-	(534)	-	(534)
Net income (loss) attributable to Isramco	4,497	(1,387)	-	3,110
Total Assets	$116,667	$55,579	$-	$172,246
Expenditures for Long-lived Assets	$2,036	$2,326	$-	$4,362

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2014:
Sales revenues
United States	$19,661	$13,896	$-	$33,557
Non-U.S.	10,214	-	-	10,214
Intersegment revenues	-	469	(469)	-
Office services and other	890	-	(60)	830

Total revenues and other	30,765	14,365	(529)	44,601

Operating costs and expenses	16,547	12,766	(529)	28,784
Interest expenses, net	2,186	1,169	-	3,355
Other income, net	11	-	-	11

Total expenses and other	18,744	13,935	(529)	32,150

Income before income taxes	$12,021	$430	$-	$12,451
Net Income	7,814	310	-	8,124
Net income attributable to noncontrolling interests	-	86	-	86
Net Income attributable to Isramco	7,814	224	-	8,038
Total Assets	$115,782	$52,665	$-	$168,447
Expenditures for Long-lived Assets	$2,611	$10,194	$-	$12,805

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

During the six months ended June 30, 2015, Tamar Field net sales attributable to Isramco amounted to 2,023,169 Mcf of natural gas and 2,743 Bbl of condensate with prices of $5.60 per Mcf and $55.66 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $11,444,000. Israeli Tax Authorities withheld $3,033,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

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

During the quarter Isramco entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 3 for details.

Isramco maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2015, was net cash flow from financing activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. Our production services subsidiary also requires capital resources to acquire and maintain equipment. We expect to fund our future capital requirements through internally generated cash flows, borrowings under loans and credit facility. Long-term cash flows are subject to a number of variables, including the level of production, prices, amount of work orders received, and our commodity price hedging activities, as well as various economic conditions that have historically affected the oil and natural gas industry.

On May 18, 2015, the Company into a term loan credit agreement with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in the amount of $120,000,000 secured by the Company’s interest in the Tamar field. Interest on the borrowing is variable. The Company entered into interest rate swap agreements in relation to this borrowing. The terms of the agreement and swaps are disclosed in Notes 3 and 4.

On June 30, 2015, the Company obtained a credit facility with The Société Générale. The facility provides for a commitment by Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility is four (4) years and it is secured by certain onshore United States oil and gas properties. Interest on borrowing is variable as disclosed in Note 4.

During the six months ended June 30, 2015, our cash increased by $14,766,000. Specifically, net cash from operating and financing activities of $3,325,000 and $19,397,000, respectively, was offset by an investment of $7,956,000 in restricted cash and in production services equipment and oil and gas properties.

Debt

	As of June 30,	As of December 31,
	2015	2014
Long – term debt net of discount and bank fees	$115,030	$-

Long – term debt – related party	$-	$94,548

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	6,822	1,306
Total debt	$115,465	$95,854

Stockholders’ equity	$20,696	$18,120

Debt to capital ratio	85%	84%

As of June 30, 2015, our total debt was $115,465,000, compared to total debt of $95,854,000 at December 31, 2014.

Contractual Obligations

Aggregate maturities of contractual obligations at June 30, 2015 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2015	3,000
2016	9,000
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$120,000

Cash Flow

Our primary source of cash during the six months ended June 30, 2015, was net cash flow from financing activities. In 2015, cash received from financing activities and operations was primarily used for investments in production services equipment and oil and gas properties and increase in restricted cash. In 2014, cash received from operations and the release of restricted cash was primarily used for investments in production services equipment and oil and gas properties.

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

	Six months ended June 30,
	2015	2014
	(In thousands)
Cash flows provided by operating activities	$3,325	$13,801
Cash flows used in investing activities	(7,956)	(10,087)
Cash flows provided by (used in) financing activities	19,397	(1,683)
Net increase in cash	$14,766	$2,031

Operating Activities, During the six months ended June 30, 2015, compared to the same period in 2014, net cash flow from operating activities decreased by $10,476,000 to $3,325,000. The decrease was primarily attributable lower commodity prices received for our United States Oil, Natural Gas, and NGL sales and changes in working capital.

Investing Activities, Net cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were $7,956,000 and $10,087,000, respectively. During the first six months of 2015, the Company invested $4,221,000, consisting of $1,806,000 for oil and gas properties and $2,415,000 in production services equipment. The Company also funded $4,780,000 of restricted cash and sold properties for net proceeds of $1,045,000. During the first six months of 2014, the Company invested $9,971,000 in equipment for production equipment and $1,656,000 in oil and gas properties and decreased the restricted cash balance by $1,500,000.

Financing Activities, Net cash flows provided by or (used) in financing activities were $19,397,000 and $(1,683,000) for the six months ended June 30, 2015 and 2014, respectively. During the first six months of 2015, the Company acquired $115,030,000 in net proceeds from loan financing and repaid related party loans in the amount of $94,250,000, repaid short-term insurance financing of $959,000, and paid for deferred financing costs of $513,000. During the first six months of 2014 the Company made payments on insurance premium financing in the amount of $892,000 and reduced its bank overdraft by $791,000.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Selected Data
	Three Months Ended June 30,
	2015	2014
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$5,683	$10,073
Israel	5,316	5,112
Production Services	5,985	7,482
Other	2,066	566
Total revenues and other	19,211	23,233

Cost and expenses	15,393	15,452
Other expenses	2,167	1,710
Income tax expense	700	2,132
Net income attributable to common shareholders	951	3,939
Net income (loss) attributable to non-controlling interests	(353)	(22)
Net income attributable to Isramco	1,304	3,961
Earnings per common share – basic	$0.48	$1.46
Earnings per common share – diluted	$0.48	$1.46

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$8,403	$10,731
Sales volumes United States (MBOE)	169	178
Sales volumes Israel (MBOE)	160	144

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$17.69	$24.83
General and administrative (oil and gas production segment)	$6.56	$5.30
Depletion	$9.30	$11.66

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

(2)	There are no costs associated with revenues from Israeli operations since the Company owns an overriding royalty which is free of operating expenses.

Financial Results

Net income in the second quarter of 2015 was $1,304,000 or $0.48 per share. This compares to net income of $3,961,000 or $1.46 per share for the same period in 2014.

This decrease was primarily due to the decrease in oil prices, and a resulting decrease in both the revenues from production service activities, and oil and gas operations in United States.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended June 30, 2015, the Tamar Field net sales applicable to Isramco amounted to 953,655 Mcf of natural gas and 1,313 Bbl of condensate with prices of $5.51 per Mcf and $56.00 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,316,000.

During the three months ended June 30, 2014, the Tamar Field net sales applicable to Isramco amounted to 859,329 Mcf of natural gas and 1,262 Bbl of condensate with prices of $5.84 per Mcf and $102.74 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,112,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Gas sales	$1,190	$2,165	(45)%
Oil sales	3,980	7,073	(44)
Natural gas liquid sales	513	835	(39)
Total	$5,683	$10,073	(44)%

The Company’s sales revenues from U.S. based oil and gas operations for the second quarter of 2015 decreased by 44% when compared to same period in 2014 primarily due to a significant decrease in prices received for oil, natural gas, and NGLs, and lower volumes produced of oil, natural gas, and NGLs.

Gain on sale of divestiture.
During the three months ended June 30, 2015 the company sold one lease, Golden #1, for a gain of $1,824,000. The gain consists of $1,045,000 cash plus $792,000 in relieved asset retirement obligation offset by a net book value of $13,000.

Volumes and Average Prices

	Three Months Ended June 30,
	2015	2014	Δ vs. 2014
Natural Gas
Sales volumes Mmcf	441.6	472.8	(7)%
Average Price per Mcf	$2.69	$4.58	(41)
Total gas sales revenues (thousands)	$1,190	$2,165	(45)%

Crude Oil
Sales volumes MBbl	71.3	72.4	(2)%
Average Price per Bbl	$55.84	$97.72	(43)
Total oil sales revenues (thousands)	$3,980	$7,073	(44)%

Natural gas liquids
Sales volumes MBbl	24.6	27.2	(10)%
Average Price per Bbl	$20.89	$30.75	(32)
Total natural gas liquids sales revenues (thousands)	$513	$835	(39)%

In the United States the Company’s natural gas sales volumes decreased by 7%, crude oil sales volumes decreased by 2%, and natural gas liquids sales volumes decreased by 10% for the second quarter of 2015 compared to the same period of 2014. These changes are primarily due to the natural decline of reserve pressures and the economic situation decreasing the profitability of new projects.

The Company’s average natural gas price received for the second quarter of 2015 decreased by 41%, or $1.89 per Mcf, when compared to the same period of 2014. The Company’s average crude oil price for the second quarter of 2015 decreased by 43%, or $41.88 per Bbl, when compared to the same period of 2014. Our average natural gas liquids price for the second quarter of 2015 decreased by 32%, or $9.86 per Bbl, when compared to the same period of 2014.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended June 30, 2015 compared to the same period of 2014.

In thousands	Natural Gas	Oil	Natural gas liquids
2014 sales revenues	$2,165	$7,073	$835
Changes associated with sales volumes	(143)	(108)	(80)
Changes in prices	(832)	(2,985)	(242)
2015 sales revenues	$1,190	$3,980	$513

Operating Expenses (excluding production services segment)

	Three Months Ended June 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Lease operating expense, transportation and taxes	$3,724	$5,399	(31)%
Depreciation, depletion and amortization of oil and gas properties	1,576	2,079	(24)
Impairment of oil and gas properties	1,838	-	100
Accretion expense	213	218	(2)
Loss from plugging and abandonment of wells	1	1	0
General and administrative	1,112	885	26
	$8,464	$8,582	(1)%

During three months ended June 30, 2015, our operating expenses decreased by 1% when compared to the same period of 2014 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 31%, or $1,675,000, in 2015 when compared to 2014 mainly due to decreased severance taxes and marketing expenses and better rates negotiated with vendors as a result of decline in oil and natural gas prices.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $7.14 per MBOE to $17.69 per MBOE in 2015 from $24.83 per MBOE in 2014.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 24%, or $503,000 in 2015 when compared to 2014 primarily due to a 2014 impairment of $19,540,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $2.36 per MBOE to $9.30 per MBOE in 2015 from $11.66 per MBOE in 2014.

•
Impairment of oil and gas properties in the amount of $1,838,000 occurred in the second quarter of 2015 as a result of significant drops in commodity futures prices. No such triggering event occurred in the same period of 2014.

•	General and administrative expenses increased by 26%, or $227,000 in 2015 when compared to 2014 primarily due to increases in legal and professional fees.

Production Services Segment

	Three Months Ended June 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Production Services (1)	$5,985	$7,482	(20)%
Operating expenses	5,918	6,143	(4)
Depreciation	975	666	46
General and administrative	36	61	(41)
Operating Income	$(944)	$612	(254)%

(1)	Production Services revenue includes intersegment revenues.

•
Our sales revenues from production services operations for the second quarter of 2015 decreased by 20% or $1,497,000 when compared to same period in 2014 due to a decrease in prices we charge our customers and the number of deployed rigs as a result of lower demand for our services caused by declined oil prices. The decrease was partially offset by revenues from our fluid trucking services resulting from greater number of trucks added to our fleet.

•	Operating expenses from production services operations for the second quarter of 2015 decreased by 4% or $225,000 when compared to the same period in 2014.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary, the increase in depreciation expenses in the second quarter of 2015 of $309,000 associated with increase in the number of workover rigs, trucks and other auxiliary equipment.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Interest expense, net	$1,478	$1,697	(13)%
Unrealized loss on interest rate swap	672	-	100
Capital loss	17	13	31
	$2,167	$1,710	27%

Interest expense.  Isramco’s interest expense decreased by 13%, or $219,000, for the three months ended June 30, 2015 compared to the same period of 2014.  This decrease was primarily due to lower average outstanding loans balance during the second quarter of 2015 compared to 2014.

Unrealized loss on interest rate swap. Isramco entered into an interest rate swap agreement at the end of the second quarter of 2015 which resulted in an unrealized loss of $672,000. Isramco had no similar transaction for the same period of the previous year.

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

	Three Months Ended June 30,
In thousands except percentages	2015	2014
Income from operations before income taxes	$1,651	$6,071
Depreciation, depletion and amortization expense	2,551	2,745
Impairment of oil and gas properties	1,838	-
Unrealized loss on interest rate swap	672	-
Interest expense	1,478	1,697
Accretion expense	213	218
Consolidated Adjusted EBITDAX	$8,403	$10,731

Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Selected Data
	Six Months Ended June 30,
	2015	2014
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$10,080	$19,661
Israel	11,444	10,214
Production Services	11,800	13,896
Other	2,525	830
Total revenues and other	35,849	44,601

Cost and expenses	27,935	28,784
Other expenses	3,665	3,366
Income tax expense	1,674	4,327
Net income attributable to common shareholders	2,575	8,124
Net income (loss) attributable to non-controlling interests	(534)	86
Net income attributable to Isramco	3,109	8,038
Earnings per common share – basic	$1.14	$2.96
Earnings per common share – diluted	$1.14	$2.96

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$14,953	$21,486
Sales volumes United States (MBOE)	323	342
Sales volumes Israel (MBOE)	340	288

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$20.23	$23.45
General and administrative (oil and gas production segment)	$6.39	$6.21
Depletion	$9	$11.66

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

(2)	There are no costs associated with revenues from Israeli operations since the Company owns an overriding royalty which is free of operating expenses.

Financial Results

Net income in the six months ended June 30, 2015, was $2,575,000 or $1.14 per share. This compares to net income of $8,124,000, or $2.96 per share, for the same period of 2014.

This decrease was primarily due to the decrease in oil prices, and a resulting decrease in both the revenues from production service activities, and oil and gas operations in United States. This decrease was partially offset by gain on divestiture of oil and gas asset with recorded gain of $1,824,000 and an increase in net revenues from the Tamar field of $1,230,000.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the six months ended June 30, 2015 the Tamar Field net sales applicable to Isramco amounted to 2,023,169 Mcf of natural gas and 2,743 Bbl of condensate with prices of $5.60 per Mcf and $55.66 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $11,444,000.

During the six months ended June 30, 2014 the Tamar Field net sales applicable to Isramco amounted to 1,715,313 Mcf of natural gas and 2,428 Bbl of condensate with prices of $5.84 per Mcf and $102.17 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $10,214,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Gas sales	$2,189	$4,481	(51)%
Oil sales	7,000	13,292	(47)
Natural gas liquid sales	891	1,888	(53)
Total	$10,080	$19,661	(49)%

The Company’s sales revenues from U.S. based oil and gas operations for the second half of 2015 decreased by 49% when compared to same period in 2014 primarily due to a significant decrease in prices received for oil, natural gas, and NGLs, and lower volumes produced of natural gas, and NGLs.

Gain on sale of divestiture.
During the three months ended June 30, 2015 the company sold one lease, Golden #1, for a gain of $1,824,000. The gain consists of $1,045,000 cash plus $792,000 in relieved asset retirement obligation offset by a net book value of $13,000.

Volumes and Average Prices

	Six Months Ended June 30,
	2015	2014	Δ vs. 2014
Natural Gas
Sales volumes Mmcf	832	906	(8)%
Average Price per Mcf	$2.63	$4.95	(47)
Total gas sales revenues (thousands)	$2,189	$4,481	(51)%

Crude Oil
Sales volumes MBbl	137	137	-%
Average Price per Bbl	$51.06	$96.84	(47)
Total oil sales revenues (thousands)	$7,000	$13,292	(47)%

Natural gas liquids
Sales volumes MBbl	47	54	(13)%
Average Price per Bbl	$19.08	$35.26	(46)
Total natural gas liquids sales revenues (thousands)	$891	$1,888	(53)%

In the United States the Company’s natural gas sales volumes decreased by 8%, crude oil sales volumes remained on the same level, and natural gas liquids sales volumes decreased by 13% for the second half of 2015 compared to the same period of 2014.

The Company’s average natural gas price received for the first six months ended June 30, 2015 decreased by 47%, or $2.32 per Mcf, when compared to the same period of 2014. The Company’s average crude oil price for the first six months ended June 30, 2015 decreased by 47%, or $45.78 per Bbl, when compared to the same period of 2014. Our average natural gas liquids price for the first six months ended June 30, 2015 decreased by 46%, or $16.18 per Bbl, when compared to the same period of 2014.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the six months ended June 30, 2015 compared to the same period of 2014.

In thousands	Natural Gas	Oil	Natural gas liquids
2014 sales revenues	$4,481	$13,292	$1,888
Changes associated with sales volumes	(364)	(14)	(241)
Changes in prices	(1,928)	(6,278)	(756)
2015 sales revenues	$2,189	$7,000	$891

Operating Expenses (excluding production services segment)

	Six Months Ended June 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Lease operating expense, transportation and taxes	$7,899	$10,018	(21)%
Depreciation, depletion and amortization of oil and gas properties	2,902	3,984	(27)
Impairment of oil and gas properties	1,838	-	100
Accretion expense	421	422	-
Loss from plugging and abandonment of wells	3	(1)	(IM )
General and administrative	2,062	2,124	(3)
	$15,125	$16,547	(9)%

* IM stands for immaterial change.

During six months ended June 30, 2015, our operating expenses decreased by 9% when compared to the same period of 2014 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 21%, or $2,119,000, in 2015 when compared to 2014 mainly due to decreased severance taxes and marketing expenses and better rates negotiated with vendors as a result of decline in oil and natural gas prices.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $3.22 per MBOE to $20.23 per MBOE in 2015 from $23.45 per MBOE in 2014.

•
DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 27%, or $1,082,000 in 2015 when compared to 2014 primarily due to a 2014 impairment of $19,540,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $2.66 per MBOE to $9.00 per MBOE in 2015 from $11.66 per MBOE in 2014.

•
Impairment of oil and gas properties in the amount of $1,838,000 occurred in the second half of 2015 as a result of significant drops in commodity futures prices. No such triggering event occurred in the same period of 2014.

•	General and administrative expenses decreased by 3%, or $62,000 in 2015 when compared to 2014 primarily due to decrease in professional fees and wages.

Production Services Segment

	Six Months Ended June 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Production Services (1)	$11,800	$13,896	(15)%
Operating expenses	10,722	10,832	(1)
Depreciation	1,904	1,274	49
General and administrative	183	131	40
Operating Income	$(1,009)	$1,659	(161)%

(1)	Production Services revenue includes intersegment revenues.

•
Our sales revenues from production services operations for the second half of 2015 decreased by 15% or $2,096,000 when compared to same period in 2014 due to a decrease in prices we charge our customers and the number of deployed rigs as a result in lower demand for our services caused by declined oil prices. The decrease was partially offset by revenues from our fluid trucking services resulting from a greater number of trucks added to our fleet.

•	Operating expenses from production services operations for the second half of 2015 decreased by 1% or $110,000 when compared to the same period in 2014.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary, the increase in depreciation expenses in the second half of 2015 of $630,000 associated with increase in the number of trucks and other auxiliary equipment.

•
General and administrative expenses from production services operations for the second half of 2015 increased by 40% or $52,000 when compared to the same period in 2014 primarily due to an increase in the allowance for doubtful accounts, an increase in legal fees, and marketing expenses.

Other expenses

	Six Months Ended June 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Interest expense, net	$2,966	$3,355	(12)%
Unrealized loss on interest rate swap	672	-	-
Capital loss	27	11	145
	$3,665	$3,666	9%

Interest expense.  Isramco’s interest expense decreased by 12%, or $389,000, for the six months ended June 30, 2015 compared to the same period of 2014.  This decrease was primarily due to lower average outstanding loans balance during the six month ended June 30, 2015 compared to the same period in 2014.

Unrealized loss on interest rate swap. Isramco entered into an interest rate swap agreement at the end of the six months ended June 30, 2015 which resulted in an unrealized loss of $672,000. Isramco had no similar transaction for the same period of the previous year.

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

	Six Months Ended June 30,
In thousands except percentages	2015	2014
Income from operations before income taxes	$4,250	$12,451
Depreciation, depletion and amortization expense	4,806	5,258
Impairment of oil and gas properties	1,838	-
Unrealized loss on interest rate swap	672	-
Interest expense	2,966	3,355
Accretion expense	421	422
Consolidated Adjusted EBITDAX	$14,953	$21,486

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Hedging Activity

We are exposed to various risks, including risks associated with energy commodity price. If oil and natural gas prices decline significantly, our ability to finance our capital budget and operations could be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have adopted a risk management policy which allows for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The type of derivative instrument that we typically utilize is swaps. The total volumes which we hedge through the use of our derivative instruments vary from period to period. Currently, the Company has no derivative contracts in place to hedge against fluctuations in oil and natural gas prices.

When such contracts are in place, we are exposed to market risk on our open derivative contracts of non-performance by our counterparties. However, we usually do not expect such non-performance because our contracts are usually with major financial institutions with investment grade credit ratings.

We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. As discussed above in Note 4, the Company has entered into interest rate swap agreements in connection with its $120,000,000 credit facility with Deutsche Bank AG, hedging the full loan amount less $750,000, with 37.5% interest rate swaps, and the remaining portion with an interest rate cap.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

The Company disclosed information in the Company’s Quarterly Report on Form 10-Q (File No. 0-12500) for the three months ended September 30, 2011 filed by with the Commission on November 9, 2011, relating to an additional putative shareholder derivative complaint that was filed by an individual shareholder, Yuval Lapiner, on July 7, 2011, in the Delaware Chancery Court in Wilmington, Delaware, naming certain of our officers and directors as defendants. The claims asserted in this case are essentially the same damage claims as asserted in the lawsuit filed in April 2011 by Yuval Ran and described above. The Company filed motions in the Chancery Court to dismiss or stay the lawsuit and, by order dated October 20, 2011, the case was dismissed. The plaintiff did not appeal. Yuval Lapiner then filed a motion to intervene in the Derivative Litigation and that motion was denied. Mr. Lapiner then filed a motion for attorney’s fees that was also denied. On December 12, 2011, the court approved the terms of the mediated settlement and entered final order and judgment in the case. The Company paid plaintiff attorney’s fees of $1,000,000, replaced its bylaws, amended various committee charters, and adopted other corporate governance changes as set out in the stipulation of settlement. After the judgment was rendered, Mr. Lapiner filed a motion for new trial and on February 12, 2012, filed a Notice of Appeal to the Fourteenth Court of Appeals in Houston, Texas. A Motion to Dismiss the appeal was filed. Oral arguments were presented to the Court of Appeals on January 9, 2013. On April 22, 2014, the Fourteenth Court of Appeals dismissed Mr. Lapiner’s appeal. On June 6, 2014, Mr. Lapiner filed a Petition for review to the Supreme Court of Texas and said action is Case Number 14-0451 in the Supreme Court of Texas. On August 1, 2014, the Supreme Court of Texas requested the respondents in the matter, including the Company, to respond to the Petition for Review. The Company filed said response on or before its September 2, 2014 due date. On October 24, 2014, the Supreme Court of Texas requested the parties in the matter, including the Company, file briefs on the merits in the case. The Company filed its brief on January 15, 2015. On June 5, 2015, the Supreme Court of Texas denied Lapiner’s petition for review. No motion for rehearing was filed in the matter.

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

ISRAMCO, INC

Date: August 10, 2015	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: August 10, 2015	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: August 10, 2015	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)