Form 10-Q
period 2015-09-30
ISRAMCO INC
filed 2015-11-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of November 6, 2015, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of September 30, 2015	As of December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$25,443	$2,027
Accounts receivable, net of allowances for doubtful accounts of $848 and $941	11,925	17,266
Restricted and designated cash	161	61
Inventories	1,045	829
Deferred tax assets	709	2,701
Prepaid expenses and other	2,999	2,517
Total Current Assets	42,282	25,401

Property and Equipment, at cost – successful efforts method:
Oil and gas properties	243,724	245,022
Advanced payment for equipment	440	489
Production services equipment and other	56,527	53,935
Total Property and Equipment	300,691	299,446
Accumulated depreciation, depletion and amortization and impairment	(213,614)	(183,513)
Net Property and Equipment	87,077	115,933

Deferred tax assets and other	27,627	17,530
Deferred financing costs	448	-
Restricted cash – long term	6,525	-
Total assets	$163,959	$158,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,345	$20,293
Bank overdraft	350	22
Short term debt and current maturities of long-term debt	9,538	1,284
Payables and accrued interest due to related party	60	26,471
Accrued Interest	921	-
Derivative liability	1,287	-
Total current liabilities	26,501	48,070

Due to related party and accrued interest	-	72,628
Long term debt	106,449	-

Other Long-term Liabilities:
Asset retirement obligations	19,674	20,046
Derivative liability	1,087	-
Total liabilities	153,711	140,744

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(12,974)	(6,095)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	10,742	17,621
Non controlling interest	(494)	499
Total equity	10,248	18,120
Total liabilities and shareholders’ equity	$163,959	$158,864

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine months Ended September 30
	2015	2014	2015	2014

Revenues
Oil and gas sales	$11,230	$18,602	$32,754	$48,477
Production services	5,615	8,886	17,415	22,782
Office services	155	141	474	464
Gain on divestiture	6,554	-	8,378	-
Other	274	56	656	563
Total revenues	23,828	27,685	59,677	72,286

Operating expenses
Lease operating expense, transportation and taxes	3,775	5,138	11,674	15,156
Depreciation, depletion and amortization	2,643	3,041	7,449	8,299
Impairment of oil and gas assets	22,781	-	24,619	-
Accretion expense	216	225	637	647
Production services	5,778	6,872	16,500	17,704
Loss from plug and abandonment	33	23	36	22
General and administrative	1,482	1,086	3,727	3,341
Total operating expenses	36,708	16,385	64,642	45,169
Operating income (loss)	(12,880)	11,300	(4,965)	27,117

Other expenses
Interest expense, net	1,160	2	1,248	3
Interest expense – related party, net	-	1,718	2,878	5,072
Loss from derivative contracts, net	1,734	-	2,406	-
Capital (gain) loss	53	(104)	80	(93)
Total other expenses	2,947	1,616	6,612	4,982

Income (loss) before income taxes	(15,827)	9,684	(11,577)	22,135
Income tax (expense) benefit	5,379	(3,364)	3,705	(7,691)

Net income (loss)	$(10,448)	$6,320	$(7,872)	$14,444
Net income (loss) attributable to non-controlling interests	(459)	77	(993)	163
Net income attributable to Isramco	$(9,989)	$6,243	$(6,879)	$14,281

Earnings (loss) per share – basic:	$(3.68)	$2.30	$(2.53)	$5.25

Earnings (loss) per share – diluted:	$(3.68)	$2.30	$(2.53)	$5.25

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine months Ended September 30
	2015	2014	2015	2014
Net income (loss)	$(10,448)	$6,320	$(7,872)	$14,444
Other comprehensive income
Comprehensive income (loss)	(10,448)	6,320	(7,872)	14,444
Comprehensive income (loss) attributable to non-controlling interests	(459)	77	(993)	163
Comprehensive Income (loss) attributable to Isramco	$(9,989)	$6,243	$(6,879)	$14,281

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended September 30,
	2015	2014

Cash Flows From Operating Activities:
Net income (loss)	$(7,872)	$14,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	32,068	8,299
Bad debt expense	199	103
Accretion expense	637	647
Gain on divestiture	(8,378)	-
Changes in deferred taxes	(8,755)	2,555
Amortization of debt costs	228	-
Unrealized loss on interest rate swap	2,374	-
Capital (gain) loss	80	(93)
Changes in components of working capital and other assets and liabilities
Accounts receivable	5,142	(4,864)
Prepaid expenses, other receivables and other current assets	1,472	945
Due to related party	(4,790)	1,455
Inventories	(216)	(469)
Accounts payable and accrued expenses	(3,114)	(645)
Net cash provided by operating activities	9,075	22,377

Cash flows from investing activities:
Addition to property and equipment, net	(4,691)	(19,005)
Proceeds from sale of oil and gas properties and equipment	7,506	165
Restricted cash and deposit, net	(6,625)	1,500
Net cash used in investing activities	(3,810)	(17,340)

Cash flows from financing activities:
Repayments on loans – related parties, net	(94,250)	(108)
Proceeds from long term debt	115,030	-
Repayments of long term debt	(1,200)	-
Borrowings (repayments) of bank overdraft, net	328	(752)
Payments of deferred financing costs	(478)	-
Repayments of short - term debt, net	(1,279)	(1,100)
Net cash provided by (used in) financing activities	18,151	(1,960)

Net increase in cash and cash equivalents	23,416	3,077
Cash and cash equivalents at beginning of period	2,027	4,149
Cash and cash equivalents at end of period	$25,443	$7,226

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

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three and nine month periods ended September 30, 2015 and 2014 and Isramco’s financial position as of September 30, 2015.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of September 30, 2015. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

During the nine month period ended September 30, 2015 Isramco entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 3 for details.

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

New Accounting Adoption

In April, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new standard is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted and companies must apply the requirements retrospectively. The Company has elected early adoption. In accordance with the guidance, debt costs of $2,011,000 are included with the discount of $2,959,000 and presented net of $198,000 in amortization as a total reduction of $4,772,000 to long-term debt as reflected in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2015.

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

Impairment

We review our property and equipment in accordance with Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires us to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. As a result of significant reduction in oil and gas prices, the company evaluated the oil and gas properties as of September 30, 2015 and recorded an impairment of $24,619,000.

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

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $5,050,000 and $5,102,000 during the nine months ended September 30, 2015 and 2014, respectively.

Cash payments for interest were $7,530,000 and $3,547,000 for the periods ended September 30, 2015 and 2014, respectively.

The condensed consolidated statement of cash flows for the period ended September 30, 2015 excludes the following non-cash transactions:

●	Retirement of asset retirement obligations in the amount of $1,035,000 included in the gain on sale of oil and gas properties.
●	Oil and gas property of $1,347,000 removed from accounts payable due to title dispute.
●	Insurance premiums financed through issuance of short term debt of $1,954,000.
●	Equipment of $84,000 included in accounts payable.
●	Increase in property and equipment of $27,000 due to additional asset retirement obligation.
●	Increase in debt discount of $235,000 deducted from loan proceeds.

The condensed consolidated statement of cash flows for the period ended September 30, 2014 excludes the following non-cash transactions:

●	Property and equipment of $1,713,000 included in accounts payable.
●	Increase in property and equipment of $378,000 due to additional asset retirement obligation.
●	Insurance premiums financed through issuance of short term debt of $2,263,000.
●	Proceeds from short swing profits from parent company of $585,000. This resulted in a reduction of $709,000 due to related party accrued interest, and an increase of $124,000 to accounts payable.
●	Related-party accrued interest payment of $753,000 was withholding tax included in accounts payable.

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

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties LLC entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 4. Under the terms of this facility, Tamar Royalties LLC, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties LLC and DBAG entered into the IRS agreement whereby the company hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

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

Financial Instruments as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

		September 30, 2015		December 31, 2014
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(1,287)	$(1,287)	$-	$-

LT Liabilities:
Interest rate swaps	Level 2	(1,087)	(1,087)	-	-

		$(2,374)	$(2,374)	$-	$-

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

Note 4 - Debt and Interest Expense

Long-term debt as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Bank loan
Principal amount	$118,800	$-
Less: unamortized discount and debt costs	(4,772)	-
Total long-term debt	114,028	-
Less: current maturities and current discount amortization	(7,579)	-

Long-term debt, net of current maturities	$106,449	$-

Long-Term Related Party Debt as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Libor + 6% Related party Debt	$-	$12,000
Libor + 5.5% Related party Debt	-	3,500
Libor + 5.5% Related party Debt	-	10,000
Libor + 6% Related party Debt	-	11,391
Libor + 6% Related party Debt	-	6,000
Libor + 6% Related party Debt	-	43,701
Libor + 5.5% Related party Debt	-	6,456
Libor + 6% Related party Debt	-	1,500
Accrued interest	-	4,302
	-	98,850
Less: Current Portion of Long-Term Related Party Debt and Accrued Interest	-	(26,222)
Total	$-	$72,628

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

Pursuant to the terms of the DB Facility, Tamar Royalties borrowed $120,000,000 in its initial borrowing under this facility. The initial borrowing under the DB Facility bears annual interest based on the LIBOR for a three-month interest period plus a spread of 2.75%. The $120,000,000 initial borrowing under the DB Facility will be repaid over eight (8) years commencing July 1, 2015, in accordance with an amortization profile based on projected cash flows from the Royalty Interest. Tamar Royalties’ obligations under the Facility are secured by a first ranking pledge of the shares of Tamar Royalties, first ranking pledge of all rights under the agreements creating the Royalty Interest, and a first priority security interest over the accounts created under the DB Facility.

So long as any amounts remain outstanding to the Lenders under the DB Facility, Tamar Royalties must, from and after the end of the Availability Period (as defined in the DB Facility), have a Historical Debt Service Coverage Ratio (as defined in the DB Facility) of not less than 1.00:1.00, a Loan Life Coverage Ratio (as defined in the DB Facility) of at least 1.1:1.00, and maintain a Required Reserve Amount (as defined in the DB Facility). The initial Required Reserve Amount was $4,680,000. As of September 30, 2015 the Amount is $6,525,000 and recorded as “Restricted cash- long-term” on the Condensed Consolidated Balance Sheets.  In addition, Tamar Royalties is required under the DB facility to hedge against fluctuations in LIBOR as reflected in Note 3.

On July 1, 2015 the Company made payment in the amount of $1,288,000 consisting of $1,200,000 and $88,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the period ended September 30, 2015 totaled $198,000.

As of September 30, 2015, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC (“Isramco Onshore”), a newly formed, wholly-owned, subsidiary of Isramco, Inc. (the “Company”), entered into a secured Credit Agreement (the “SG Facility”) with The Sociйtй Gйnйrale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Sociйtй Gйnйrale of $150,000,000, subject to an initial borrowing base of $40,000,000. The term of the SG Facility is four (4) years and the SG Facility is secured by certain onshore United States oil and gas properties. Pricing under the SG Facility is as follows: (i) for EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans ranges from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization.

The SG Facility provides that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of September 30, 2015 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company has incurred $478,000 of financing costs in relation to this credit facility which have been capitalized as a long-term asset and is being amortized over the term on the agreement on a straight-line basis. Amortization of these costs for the period ended September 30, 2015 totaled $30,000.

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

As of September 30, 2015, Isramco Onshore was in compliance with the financial covenants required under the SG Facility.

Related Party Debt

On June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. The final payment totaled $101,022,000 which included loan principal payments totaling $93,395,000 and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result all related party debt was repaid and the outstanding balance as of September 30, 2015 is zero, with $60,000 remaining in related party payables.

On March 27, 2015 the Company made a payment against the $12,000,000 I.O.C. Israel Oil Company, Ltd. Loan, a company which may be deemed to be controlled by Mr. Haim Tsuff, the Company’s Chairman and Chief Executive Officer, in the amount of $1,030,000, consisting of $855,000 and $175,000 in principal and interest payments, respectively.

Short-Term Debt

As of September 30, 2015 and December 31, 2014 outstanding debt from short-term insurance financing agreements totaled $1,958,000 and $1,284,000 respectively. During the nine months ended September 30, 2015, the Company made cash payments totaling $1,279,000. The Company also increased its bank overdraft by $328,000.

Interest expense

The following table summarizes the amounts included in interest expense for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months Ended September 30,
	2015	2014
Current debt, long-term debt and other - banks corporation	$1,020	$3
Amortization of Debt Discount	30	-
Amortization of Debt Discount and Costs	198	-
Long-term debt – related parties	2,878	5,072
	$4,126	$5,075

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

During the nine months ended September 30, 2015, Tamar Field net sales attributable to Isramco amounted to 3,383,813 Mcf of natural gas and 4,536 Bbl of condensate with prices of $5.58 per Mcf and $50.46 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,057,000. Israeli Tax Authorities withheld $5,050,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

During nine months ended September 30, 2014, Tamar Field net sales attributable to Isramco amounted to 3,250,702 Mcf of natural gas and 4,030 Bbl of condensate with prices of $5.83 per Mcf and $97.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,254,000. Israeli Tax Authorities withheld $5,102,000 of this revenue which is recognized as an asset, “Deferred tax assets and other,” on the Company’s condensed consolidated balance sheets.

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

Oil and Gas Exploration and Production Segment

Our Oil and Gas segment is engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 515 producing wells located mainly in Texas in New Mexico.

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

●
Fluid Services.  We own and operate 40 fluid service trucks each equipped with an average fluid hauling capacity of up to 130 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of September 30, 2015, our fleet of production servicing rigs totaled 34 rigs, which we operate through 4 locations in Texas and New Mexico.

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2015:
Sales revenues
United States	$3,617	$5,615	$-	$9,232
Israel	7,613	-	-	7,613
Intersegment revenues	-	-	-	-
Office services and other	7,013	-	(30)	6,983

Total revenues and other	18,243	5,615	(30)	23,828

Operating costs and expenses	29,621	7,117	(30)	36,708
Interest expenses, net	373	787	-	1,160
Loss from derivative contracts, net	1,734	-	-	1,734
Capital loss	44	9	-	53

Total expenses and other	31,772	7,913	(30)	39,655

Loss before income taxes	$(13,529)	$(2,298)	$-	$(15,827)
Net Loss	(8,794)	(1,654)	-	(10,448)
Net loss attributable to noncontrolling interests	-	(459)	-	(459)
Net loss attributable to Isramco	(8,794)	(1,195)	-	(9,989)
Total Assets	$107,990	$55,969	$-	$163,959
Expenditures for Long-lived Assets	$648	$62	$-	$710

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2014:
Sales revenues
United States	$9,562	$8,886	$-	$18,448
Israel	9,040	-	-	9,040
Intersegment revenues	-	129	(129)	-
Office services and other	227	-	(30)	197

Total revenues and other	18,829	9,015	(159)	27,685

Operating costs and expenses	8,568	7,976	(159)	16,385
Interest expenses, net	1,113	607	-	1,720
Capital (gain) loss	(152)	48	-	(104)

Total expenses and other	9,529	8,631	(159)	18,001

Income before income taxes	$9,300	$384	$-	$9,684
Net Income	6,044	276	-	6,320
Net income attributable to noncontrolling interests	-	77	-	77
Net income attributable to Isramco	6,044	199	-	6,243
Total Assets	$119,623	$59,084	$-	$178,707
Expenditures for Long-lived Assets	$2,352	$5,561	$-	$7,913

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Nine months Ended September 30, 2015:
Sales revenues
United States	$13,697	$17,415	$-	$31,112
Non-U.S.	19,057	-	-	19,057
Intersegment revenues	-	-	-	-
Office services and other	9,598	-	(90)	9,508

Total revenues and other	42,352	17,415	(90)	59,677

Operating costs and expenses	44,746	19,986	(90)	64,642
Interest expenses, net	1,757	2,369	-	4,126
Loss from derivative contracts, net	2,406	-	-	2,406
Capital loss	54	26	-	80

Total expenses and other	48,963	22,381	(90)	71,254

Loss before income taxes	$(6,611)	$(4,966)	$-	$(11,577)
Net Loss	(4,297)	(3,575)	-	(7,872)
Net loss attributable to noncontrolling interests	-	(993)	-	(993)
Net loss attributable to Isramco	(4, 297)	(2,582)	-	(6,879)
Total Assets	$107,990	$55,969	$-	$163,959
Expenditures for Long-lived Assets	$2,684	$2,388	$-	$5,072

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Nine Months Ended September 30, 2014:
Sales revenues
United States	$29,223	$22,782	$-	$52,005
Israel	19,254	-	-	19,254
Intersegment revenues	-	598	(598)	-
Office services and other	1,117	-	(90)	1,027

Total revenues and other	49,594	23,380	(688)	72,286

Operating costs and expenses	25,115	20,742	(688)	45,169
Interest expenses, net	3,299	1,776	-	5,075
Capital (gain) loss	(141)	48	-	(93)

Total expenses and other	28,273	22,566	(688)	50,151

Income before income taxes	$21,321	$814	$-	$22,135
Net Income	13,858	586	-	14,444
Net income attributable to noncontrolling interests	-	163	-	163
Net income attributable to Isramco	13,858	423	-	14,281
Total Assets	$119,623	$59,084	$-	$178,707
Expenditures for Long-lived Assets	$4,963	$15,755	$-	$20,718

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

As noted above in Note 5 to the Company’s condensed consolidated financial statements, in 2009 two natural gas discoveries known as "Tamar" and "Dalit" were made within the area covered by the Michal and Matan Licenses respectively and are known as the Tamar Field. In December 2009 the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038. The Tamar Field is approximately 95 kilometers off the coast of the Israel in the Israel exclusive economic zone of the Eastern Mediterranean with a water depth of approximately 1,700 meters. On March 31, 2013, the Tamar Field began its initial production of the natural gas.

During the nine months ended September 30, 2015, Tamar Field net sales attributable to Isramco amounted to 3,383,813 Mcf of natural gas and 4,536 Bbl of condensate with prices of $5.58 per Mcf and $50.46 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,057,000. Israeli Tax Authorities withheld $5,050,000 of this revenue which is recognized as an asset on the Company’s condensed consolidated balance sheets.

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

During the nine months ended September 30, 2015 Isramco entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 3 for details.

Isramco maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2015, was net cash flow from financing activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

On May 18, 2015, the Company entered into a term loan credit agreement with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in the amount of $120,000,000 secured by the Company’s interest in the Tamar field. Interest on the borrowing is variable. The Company entered into interest rate swap agreements in relation to this borrowing. The terms of the agreement and swaps are disclosed in Notes 3 and 4.

On June 30, 2015, the Company obtained a credit facility with The Société Générale. The facility provides for a commitment by Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility is four (4) years and it is secured by certain onshore United States oil and gas properties. Interest on borrowing is variable as disclosed in Note 4.

During the nine months ended September 30, 2015, our cash increased by $23,416,000. Specifically, net cash from operating activities of $9,075,000, financing activities of $18,151,000 and sale of property of $7,506,000, was offset by an investment of $11,316,000 in restricted cash, in production services equipment, and oil and gas properties.

Debt (in thousands):

	As of September 30,	As of December 31,
	2015	2014
Long – term debt net of discount and bank fees	$106,449	$-

Long – term debt – related party	$-	$94,548

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	9,888	1,306
Total debt	$116,337	$95,854

Stockholders’ equity	$10,248	$18,120

Debt to capital ratio	92%	84%

As of September 30, 2015, our total debt was $116,337,000, compared to total debt of $95,854,000 at December 31, 2014.

Contractual Obligations

Aggregate maturities of contractual obligations at September 30, 2015 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2015	1,800
2016	9,000
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$118,800

Cash Flow

Our primary source of cash during the nine months ended September 30, 2015, was net cash flow from financing activities. In 2015, cash received from financing activities, sale of properties, and operations was primarily used for investments in production services equipment and oil and gas properties and increase in restricted cash. In 2014, cash received from operations and the release of restricted cash was primarily used for investments in production services equipment and oil and gas properties.

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

	Nine months ended September 30,
	2015	2014
	(In thousands)
Cash flows provided by operating activities	$9,075	$22,377
Cash flows used in investing activities	(3,810)	(17,340)
Cash flows provided by (used in) financing activities	18,151	(1,960)
Net increase in cash	$23,416	$3,077

Operating Activities, During the nine months ended September 30, 2015, compared to the same period in 2014, net cash flow from operating activities decreased by $13,302,000 to $9,075,000. The decrease was primarily attributable lower commodity prices received for our United States Oil, Natural Gas, and NGL sales and changes in working capital.

Investing Activities, Net cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 were $3,810,000 and $17,340,000, respectively. During the first nine months of 2015, the Company invested $4,691,000 consisting of $2,152,000 in oil and gas properties and $2,539,000 in production services equipment. The Company also funded $6,625,000 of restricted cash and sold oi and gas properties for net proceeds of $7,506,000. During the first nine months of 2014, the Company invested $3,683,000 oil and gas property and $15,322,000 in equipment for the production services and decreased the restricted cash balance by $1,500,000.

Financing Activities, Net cash flows provided by or (used in) financing activities were $18,151,000 and $(1,960,000) for the nine months ended September 30, 2015 and 2014, respectively. During the first nine months of 2015, the Company acquired $115,030,000 in net proceeds from loan financing and made $1,200,000 in principal payments toward the financing. The Company also repaid related party loans in the amount of $94,250,000, repaid short-term insurance financing of $1,279,000, increased bank overdraft by $328,000, and paid for deferred financing costs of $478,000. During the first nine months of 2014 the Company made payments on related party debt of $108,000, made payment on insurance premium financing in the amount of $1,100,000 and reduced its bank overdraft by $752,000.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Selected Data
	Three Months Ended September 30,
	2015	2014
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,617	$9,562
Israel	7,613	9,040
Production Services	5,615	8,886
Gain on divestiture	6,554	-
Other	429	197
Total revenues and other	23,828	27,685

Cost and expenses	36,708	16,385
Other expenses	2,947	1,616
Income tax (benefit) expense	(5,379)	3,364
Net income (loss) attributable to common shareholders	(10,448)	6,320
Net income (loss) attributable to non-controlling interests	(459)	77
Net income (loss) attributable to Isramco	(9,989)	6,243
Earnings per common share – basic	$(3.68)	$2.30
Earnings per common share – diluted	$(3.68)	$2.30

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$12,675	$14,670
Sales volumes United States (MBOE)	156	179
Sales volumes Israel (MBOE)	229	258

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$20.35	$23.13
General and administrative (oil and gas production segment)	$7.41	$4.99
Depletion	$10.59	$11.64

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

Financial Results

Net loss in the third quarter of 2015 was $(9,989,000) or $(3.68) per share. This compares to net income of $6,243,000 or $2.30 per share for the same period in 2014.

This decrease was primarily due to the decrease in oil prices, a resulting impairment in oil and gas properties, and decrease in both the revenues from production service activities and oil and gas operations in United States

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended September 30, 2015, the Tamar Field net sales applicable to Isramco amounted to 1,360,644 Mcf of natural gas and 1,793 Bbl of condensate with prices of $5.55 per Mcf and $42.49 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,613,000.

During three months ended September 30, 2014 the Tamar Field net sales applicable to Isramco amounted to 1,535,389 Mcf of natural gas and 1,603 Bbl of condensate with prices of $5.82 per Mcf and $90.67 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $9,040,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Gas sales	$941	$1,894	(50)%
Oil sales	2,482	6,826	(64)
Natural gas liquid sales	194	842	(77)
Total	$3,617	$9,562	(62)%

The Company’s sales revenues from U.S. based oil and gas operations for the third quarter of 2015 decreased by 62% when compared to same period in 2014 primarily due to a significant decrease in prices received for oil, natural gas, and NGLs, and lower volumes produced of oil, natural gas, and NGLs.

Gain on divestiture

During the three months ended September 30, 2015 the company sold several leases, for a gain of $6,554,000. The gain consists of $6,462,000 cash plus $243,000 in relieved asset retirement obligation offset by a net book value of $150,000.

Volumes and Average Prices

	Three Months Ended September 30,
	2015	2014	Δ vs. 2014
Natural Gas
Sales volumes Mmcf	422.1	458.3	(8)%
Average Price per Mcf	$2.23	$4.13	(46)
Total gas sales revenues (thousands)	$941	$1,894	(50)%

Crude Oil
Sales volumes MBbl	62.2	74.2	(16)%
Average Price per Bbl	$39.93	$91.93	(57)
Total oil sales revenues (thousands)	$2,482	$6,826	(64)%

Natural gas liquids
Sales volumes MBbl	23.8	28.3	(16)%
Average Price per Bbl	$8.13	$29.80	(73)
Total natural gas liquids sales revenues (thousands)	$194	$842	(77)%

In the United States the Company’s natural gas sales volumes decreased by 8%, crude oil sales volumes decreased by 16%, and natural gas liquids sales volumes decreased by 16% for the third quarter of 2015 compared to the same period of 2014. These changes are primarily due to the natural decline of reserve pressures and the economic situation decreasing the profitability of new projects.

The Company’s average natural gas price received for the third quarter of 2015 decreased by 46%, or $1.90 per Mcf, when compared to the same period of 2014. The Company’s average crude oil price for the third quarter of 2015 decreased by 57%, or $52.00 per Bbl, when compared to the same period of 2014. Our average natural gas liquids price for the third quarter of 2015 decreased by 73%, or $21.67 per Bbl, when compared to the same period of 2014.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended September 30, 2015 compared to the same period of 2014.

In thousands	Natural Gas	Oil	Natural gas liquids
2014 sales revenues	$1,894	$6,826	$842
Changes associated with sales volumes	(150)	(1,112)	(131)
Changes in prices	(803)	(3,232)	(517)
2015 sales revenues	$941	$2,482	$194

Operating Expenses (excluding production services segment)

	Three Months Ended September 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Lease operating expense, transportation and taxes	$3,775	$5,138	(27)%
Depreciation, depletion and amortization of oil and gas properties	1,656	2,258	(27)
Impairment of oil and gas properties	22,781	-	100
Accretion expense	216	225	(4)
Loss from plugging and abandonment of wells	33	23	43
General and administrative	1,159	924	25
Total	$29,620	$8,568	246%

During three months ended September 30, 2015, our operating expenses increased by 241% when compared to the same period of 2014 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 27%, or $1,363,000, in 2015 when compared to 2014 mainly due to fewer workovers, decreased severance taxes and marketing expenses, and better rates negotiated with vendors as a result of decline in oil and natural gas prices.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $2.78 per MBOE to $20.35 per MBOE in 2015 from $23.13 per MBOE in 2014.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 27%, or $602,000 in 2015 when compared to 2014 primarily due to a 2014 impairment of $19,540,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $1.05 per MBOE to $10.59 per MBOE in 2015 from $11.64 per MBOE in 2014.

•
Impairment of oil and gas properties in the amount of $22,781,000 occurred in the third quarter of 2015 as a result of significant drops in commodity futures prices. No such triggering event occurred in the same period of 2014.

•	General and administrative expenses increased by 25%, or $235,000 in 2015 when compared to 2014 primarily due to increases in legal and professional fees.

Production Services Segment

	Three Months Ended September 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Production Services (1)	$5,615	$9,015	(38)%
Operating expenses	5,778	7,000	(17)
Depreciation	987	783	26
General and administrative	323	193	67
Operating Income (Loss)	$(1,473)	$1,039	(242)%

(1)	Production Services revenue includes intersegment revenues.

•
Our sales revenues from production services operations for the third quarter of 2015 decreased by 38% or $3,400,000 when compared to same period in 2014 due to a decrease in prices we charge our customers and the number of deployed rigs as a result of lower demand for our services caused by declined oil prices. The decrease was partially offset by revenues from our fluid trucking services resulting from greater number of trucks added to our fleet.

•	Operating expenses from production services operations for the third quarter of 2015 decreased by 17% or $1,222,000 when compared to the same period in 2014.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary, the increase in depreciation expenses in the third quarter of 2015 of $204,000 associated with increase in the number of workover rigs, trucks and other auxiliary equipment.

•	General and administrative expenses increased for the third quarter of 2015 due to increased legal fees.

Other expenses

	Three Months Ended September 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Interest expense, net	$1,160	$1,720	(33)%
Loss on interest rate swap	1,734	-	100
Capital (gain) loss	53	(257)	121
Total	$2,947	$1,463	101%

Interest expense.  Isramco’s interest expense decreased by 33%, or $560,000, for the three months ended September 30, 2015 compared to the same period of 2014.  This decrease was primarily due to a lower interest rates during the third quarter of 2015 compared to 2014.

Unrealized loss on interest rate swap. Isramco entered into an interest rate swap agreement with Deutshe Bank at the end of the second quarter of 2015 which resulted in a loss of $1,734,000, $32,000 in cash settlement and $1,702,000 due to changes in fair value. Isramco had no similar transaction for the same period of the previous year.

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

	Three Months Ended September 30,
In thousands except percentages	2015	2014
Income (loss) from operations before income taxes	$(15,827)	$9,684
Depreciation, depletion and amortization expense	2,643	3,041
Impairment of oil and gas properties	22,781	-
Unrealized loss on interest rate swap	1,702	-
Interest expense	1,160	1,720
Accretion expense	216	225
Consolidated Adjusted EBITDAX	$12,675	$14,670

Results of Operations

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Selected Data
	Nine months Ended September 30,
	2015	2014
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$13,697	$29,223
Israel	19,057	19,254
Production Services	17,415	22,782
Gain on divestiture	8,378	-
Other	1,130	1,027
Total revenues and other	59,677	72,286

Cost and expenses	64,642	45,169
Other expenses	6,612	4,982
Income tax (benefit) expense	(3,705)	7,691
Net income (loss) attributable to common shareholders	(7,872)	14,444
Net income (loss) attributable to non-controlling interests	(993)	163
Net income (loss) attributable to Isramco	(6,879)	14,281
Earnings per common share – basic	$(2.53)	$5.25
Earnings per common share – diluted	$(2.53)	$5.25

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$27,628	$36,156
Sales volumes United States (MBOE)	479	521
Sales volumes Israel (MBOE)	569	546

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$20.27	$23.34
General and administrative (oil and gas production segment)	$6.73	$5.68
Depletion	$9.52	$11.65

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

Financial Results

Net loss in the nine months ended September 30, 2015, was $6,879,000 or $2.53 per share. This compares to net income of $14,281,000 or $5.25 per share, for the same period of 2014.

This decrease was primarily due to the decrease in oil prices, a resulting impairment in oil and gas properties, and decrease in both the revenues from production service activities and oil and gas operations in United States. This decrease was partially offset by gain on divestiture of oil and gas assets with a recorded gain of $8,378,000.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the nine months ended September 30, 2015 the Tamar Field net sales applicable to Isramco amounted to 3,383,813 Mcf of natural gas and 4,536 Bbl of condensate with prices of $5.58 per Mcf and $50.46 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,057,000.

During the nine months ended September 30, 2014 the Tamar Field net sales applicable to Isramco amounted to 3,250,702 Mcf of natural gas and 4,030 Bbl of condensate with prices of $5.83 per Mcf and $97.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,254,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Nine months Ended September 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Gas sales	$3,130	$6,376	(51)%
Oil sales	9,482	20,117	(53)
Natural gas liquid sales	1,085	2,730	(60)
Total	$13,697	$29,223	(53)%

The Company’s sales revenues from U.S. based oil and gas operations for the nine months ended September 30, 2015 decreased by 53% when compared to same period in 2014 primarily due to a significant decrease in prices received for oil, natural gas, and NGLs, and lower volumes produced of natural gas, and NGLs.

Gain on divestiture

During the nine months ended September 30, 2015 the Company sold several leases for a net gain of $8,378,000. The gain consists of $7,506,000 cash plus $1,035,000 in relieved asset retirement obligation offset by a net book value of $163,000.

Volumes and Average Prices

	Nine months Ended September 30,
	2015	2014	Δ vs. 2014
Natural Gas
Sales volumes Mmcf	1,254.3	1,364.2	(8)%
Average Price per Mcf	$2.50	$4.67	(47)
Total gas sales revenues (thousands)	$3,130	$6,376	(51)%

Crude Oil
Sales volumes MBbl	199.3	211.5	(6)%
Average Price per Bbl	$47.59	$95.12	(50)
Total oil sales revenues (thousands)	$9,482	$20,117	(53)%

Natural gas liquids
Sales volumes MBbl	70.6	81.8	(14)%
Average Price per Bbl	$15.38	$33.38	(54)
Total natural gas liquids sales revenues (thousands)	$1,085	$2,730	(60)%

In the United States the Company’s natural gas sales volumes decreased by 8%, crude oil sales volumes decreased by 6%, and natural gas liquids sales volumes decreased by 14% for the nine months ended September 30, 2015 compared to the same period of 2014.

The Company’s average natural gas price received for the nine months ended September 30, 2015 decreased by 47%, or $2.17 per Mcf, when compared to the same period of 2014. The Company’s average crude oil price for the nine months ended September 30, 2015 decreased by 50%, or $47.53 per Bbl, when compared to the same period of 2014. Our average natural gas liquids price for the nine months ended September 30, 2015 decreased by 54%, or $18.00 per Bbl, when compared to the same period of 2014.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the nine months ended September 30, 2015 compared to the same period of 2014.

In thousands	Natural Gas	Oil	Natural gas liquids
2014 sales revenues	$6,376	$20,117	$2,730
Changes associated with sales volumes	(513)	(1,165)	(375)
Changes in prices	(2,733)	(9,470)	(1,270)
2015 sales revenues	$3,130	$9,482	$1,085

Operating Expenses (excluding production services segment)

	Nine months Ended September 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Lease operating expense, transportation and taxes	$11,674	$15,156	(23)%
Depreciation, depletion and amortization of oil and gas properties	4,558	6,242	(27)
Impairment of oil and gas properties	24,619	-	100
Accretion expense	637	647	(2)
Loss from plugging and abandonment of wells	36	22	64
General and administrative	3,221	3,048	6
Total	$44,745	$25,116	78%

During nine months ended September 30, 2015, our operating expenses increased by 78% when compared to the same period of 2014 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 23%, or $3,482,000, in 2015 when compared to 2014 mainly due to decrease in workovers, severance taxes and marketing expenses, and better rates negotiated with vendors as a result of decline in oil and natural gas prices.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $3.07 per MBOE to $20.27 per MBOE in 2015 from $23.34 per MBOE in 2014.

•
DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 27%, or $1,684,000 in 2015 when compared to 2014 primarily due to a 2014 impairment of $19,540,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $2.13 per MBOE to $9.52 per MBOE in 2015 from $11.65 per MBOE in 2014.

•
Impairment of oil and gas properties in the amount of $24,619,000 for the nine months ended September 30, 2015 as a result of significant drops in commodity futures prices. No such triggering event occurred in the same period of 2014.

•	General and administrative expenses increased by 6%, or $173,000 in 2015 when compared to 2014 primarily due to increase in professional fees.

Production Services Segment

	Nine months Ended September 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Production Services (1)	$17,415	$23,380	(26)%
Operating expenses	16,500	18,301	(10)
Depreciation	2,891	2,057	41
General and administrative	506	384	32
Operating Income (loss)	$(2,482)	$2,638	(194)%

(1)	Production Services revenue includes intersegment revenues.

•
Our sales revenues from production services operations for nine months ended September 30, 2015 decreased by 26% or $5,965,000 when compared to same period in 2014 due to a decrease in prices we charge our customers and the number of deployed rigs as a result in lower demand for our services caused by declined oil prices. The decrease was partially offset by revenues from our fluid trucking services resulting from a greater number of trucks added to our fleet.

•	Operating expenses for production services operations for the nine months ended September, 30 2015 decreased by 10% or $1,801,000 when compared to the same period in 2014.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary, the increase in depreciation expenses for the nine months ended September 30, 2015 of $834,000 associated with increase in the number of trucks and other auxiliary equipment.

•
General and administrative expenses from production services operations for the nine months ended September 30, 2015 half of 2015 increased by 32% or $122,000 when compared to the same period in 2014 primarily due to an increase in the allowance for doubtful accounts, an increase in legal fees, and marketing expenses.

Other expenses

	Nine months Ended September 30,
In thousands except percentages	2015	2014	Δ vs. 2014
Interest expense, net	$4,126	$5,075	(19)%
Loss on interest rate swap	2,406	-	-
Capital loss (gain)	80	(93)	(186)
Total	$6,612	$4,982	33%

Interest expense.  Isramco’s interest expense decreased by 19%, or $949,000, for the nine months ended September 30, 2015 compared to the same period of 2014.  This decrease was primarily due to lower interest rates compared to the same period in 2014.

Unrealized loss on interest rate swap. Isramco entered into an interest rate swap agreement with Deutsche Bank during the nine months ended September 30, 2015 which resulted in a loss of $2,406,000 of which $32,000 was a cash settlement, and the remaining 2,374,000 was a change in the fair value of the swap. Isramco had no similar transaction for the same period of the previous year.

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

	Nine months Ended September 30,
In thousands except percentages	2015	2014
Income (loss) from operations before income taxes	$(11,577)	$22,135
Depreciation, depletion and amortization expense	7,449	8,299
Impairment of oil and gas properties	24,619	-
Unrealized loss on interest rate swap	2,374	-
Interest expense	4,126	5,075
Accretion expense	637	647
Consolidated Adjusted EBITDAX	$27,628	$36,156

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

We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. As discussed above in Notes 3 and 4, the Company has entered into interest rate swap agreements in connection with its $120,000,000 credit facility with Deutsche Bank AG, hedging the full loan amount less $750,000, with 37.5% interest rate swaps, and the remaining portion with an interest rate cap.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ISRAMCO, INC

Date: November 9, 2015	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: November 9, 2015	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: November 9, 2015	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)