Form 10-K
period 2015-12-31
ISRAMCO INC
filed 2016-03-14
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500

ISRAMCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3145265
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of March 10, 2016, there were 2,717,691 shares of the Registrant's common stock par value $0.01 per share ("Common Stock") outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 10, 2016, based on the last sale price of such equity reported on Nasdaq Market, was approximately $57 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ISRAMCO, INC.
2015 FORM 10-K ANNUAL REPORT

Special note regarding forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, NGLs, natural gas and related commodities;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	the possibility that production decline rates for some of our oil and gas producing properties are greater than we expect;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	the ability to replace oil and natural gas reserves;

•	unavailability of skilled workers;

•	environmental risks;

•	drilling and operating risks;

•	the loss of one or more of our larger customers;

•	our ability to implement price increases or maintain pricing on our core services;

•	exploration and development risks;

•	competition, including competition for acreage in oil and gas producing areas and for experienced personnel;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of senior management and key technical employees;

•	industry capacity;

•	employee turnover and our ability to replace or add qualified workers;

•	severe weather impacts on our business;

•	operating risks and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	our ability to repay our debt when due;

•	changes in domestic and global economic and business conditions that impact the demand for oil, natural gas liquids and natural gas;

•
changes in domestic and global supplies of oil, natural gas and natural gas liquids arising from economic and business conditions (including actions by the Organization of the Petroleum Exporting Countries);

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

We currently conduct our operations through two operating segments: our Exploration, Development and Production Segment and our Production Services Segment. The following is a description of these two operating segments. Financial information about our operating segments is included in Note 10, “Segment Information”, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplemental Data, of this Annual Report on Form 10-K.

Exploration, Development and Production Segment

At December 31, 2015, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 36,220 thousand barrels of oil equivalent (“MBOE”), consisting of 1,884 thousand barrels (MBbls) of oil, 200,692 million cubic feet (MMcf) of natural gas and 887 thousand barrels (MBbls) of natural gas liquids. Approximately 90.3% of our proved reserves were classified as proved developed (See Note 13, “Supplemental Oil and Gas Information”). Full year 2015 production averaged 3.78 MBOE/d compared to 3.9 MBOE/d in 2014. Tamar Field production share amounted to 2.07 MBOE/d out of total 3.78 MBOE/d compared to 1.96 MBOE/d in 2014.

United States

We, through our wholly-owned subsidiaries, are involved in oil and gas exploration, including the development, production and operation of wells in the United States. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 515 producing wells located mainly in Texas and in New Mexico.

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

We own all ownership units in Tamar Royalties LLC, a Delaware limited liability company. Tamar Royalties LLC owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”). An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

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

During year ended December 31, 2015, net sales from the Tamar Field attributable to the Company amounted to 4,505,000 Mcf of natural gas and 6,074 Bbl of condensate with prices of $5.52 per Mcf and $46.53 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $25,151,000. The Israeli Tax Authority withheld $6,665,000, of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

During year ended December 31, 2014, net sales from the Tamar Field attributable to Isramco amounted to 4,268,000 Mcf of natural gas and 5,350 Bbl of condensate with prices of $5.80 per Mcf and $88.51 per Bbl of condensate. A portion of these sales, 349,000 Mcf of natural gas with a price of 5.85 per Mcf, resulted from a one-time swap settlement. Total revenues net of marketing and transportation expenses were $25,144,000. The Israeli Tax Authority withheld $6,698,000, of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

We have a third party reserve report from independent petroleum engineers, Netherland, Sewell & Associates, Inc. dated March 9, 2015 estimating reserves allocable to the Tamar Royalty as of December 31, 2015 (the “Tamar Reserve Report”). This reserve report estimates that by reason of the Company’s ownership of the Tamar Royalty, we have proven reserves estimated at 188.2 million cubic feet of natural gas and 245 thousand barrels of natural gas liquids. The Tamar Reserve Report indicates the undiscounted estimated future net revenue (after deduction of estimated production and ad valorem taxes but before estimated income tax and levy) for such reserves (paid out over time) to be $693 million. The Tamar Reserve Report estimates the net present worth of such reserves, discounted at 10% annual discount rate factor, at $349 million (See Note 13 to our consolidated financial statements, “Supplemental Oil and Gas Information”). The gas price used to value the reserves in the Tamar Reserve Report is calculated in accordance with SEC rules based on the unweighted arithmetic price for each month within the 12-month period prior to December 31, 2015. The report indicates that there are no commercial oil deposits included as reserves.

The amount of proceeds we receive from the Tamar Royalty is contingent on a variety of factors including the timing of production and the price received. In the event of payout, the Tamar Royalty increases. Payout is the point when all the costs of leasing, drilling, producing and operating the leases have been recovered from lease production proceeds, as defined in the royalty agreements under which we acquired our interest.

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

Commercial production of the Tamar Field reserves is subject to numerous risks, including all of the typical risks associated with offshore oil and gas production. Commercial production of such reserves is also subject to additional risks that may be unique to the Tamar Field. These include:

·
There has been no previous large scale production of natural gas from offshore Israel. Therefore, there may be geological, geophysical, or other unforeseen problems unique to offshore Israel that could affect production. In addition, because of the lack of comparable production history for this part of offshore Israel, the length of time that large scale production from offshore Israel can be sustained is uncertain.

·
There has been significant political upheaval and unrest in the Middle East, particularly in Syria. In addition, there is considerable hostility between Israel and other countries in the region. Accordingly, there is significant risk that production from the Tamar Field may be delayed, diminished, or prevented by virtue of war, acts of terrorism, or other similar or dissimilar events of force majeure.

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

A well was drilled in the area covered by the Shimshon license, which has been recognized as a commercial discovery. The Shimshon partners submitted an application to convert the Shimshon license to a lease. The application is still pending at Israeli government's Ministry of Energy and Water Resources.

Production services Segment

The Company began production services operations in September 2011. Our production servicing rig and truck fleet provides a range of production services, including the completion of newly-drilled wells, maintenance and workover of existing wells, fluid transportation, related oilfield services and plugging and abandonment of wells at the end of their useful lives to a diverse group of oil and gas exploration and production companies.

●
Completion Services. Newly drilled wells require completion services to prepare the well for production. Production servicing rigs are frequently used to complete newly drilled wells to minimize the use of higher cost drilling rigs in the completion process. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or gas to flow into the well bore, stimulating and testing these zones, and installing the production string and other downhole equipment. The completion process typically ranges from a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment in addition to a production services rigs. The demand for completion services is directly related to drilling activity levels, which are sensitive to fluctuations in oil and gas prices.

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

●
Fluid Services. At December 31, 2015, we owned and operated 12 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of December 31, 2015, our fleet of production servicing rigs totaled 33 rigs, which we operate through 4 locations in Texas and New Mexico. Our fleet is capable of working at depths from 14,000 to 25,000 feet, and as of December 31, 2015, our fleet consists of one 600 series rig, twenty eight 550 series rigs, and four 300 series rigs.

Derivative Instruments and Hedging Activities

From time to time we utilize derivative contracts to hedge against the variability in cash flows associated with interest rate risk and/or the forecasted sale of our anticipated future oil and natural gas production. We may hedge a substantial, but varying, portion of our anticipated oil and natural gas production current and subsequent. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to derivative contracts, which would potentially allow us to not record the change in fair value of our derivative contracts in the consolidated statements of operations. We carry our derivatives at fair value on our consolidated balance sheets, with the changes in the fair value included in our consolidated statements of operations in the period in which the change occurs.

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

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties LLC entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 4 “Long-Term Debt and Interest Expense” to the Company’s consolidated financial statements, Under the terms of this facility, Tamar Royalties LLC, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties LLC and DBAG entered into the IRS agreement whereby the company hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

(a)   Tamar Royalties LLC hedged 37.5% of the perpetual outstanding balance under the facility, being an initial notional amount of $45,000,000, with a fixed rate swap whereby the Company will pay DBAG a fixed interest rate of 4.63%, and DBAG will pay the Company a monthly floating interest rate of USD-LIBOR-BBA plus a spread of 2.75%.

(b)   Tamar Royalties hedged the remaining 62.5% of the perpetual outstanding balance less $750,000, being an initial notional amount of $74,250,000, against fluctuations in LIBOR by capping the fluctuations in LIBOR at 1.50%. Pursuant to the IRS agreement, the Company will pay DBAG a fixed interest rate of 0.91%, and DBAG will pay the Company the greater of (i) USD-LIBOR-BBA minus a cap strike of 1.5% and (ii) zero.
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

Markets and Major Customers

Through our wholly-owned subsidiary, we operate a substantial portion of our domestic oil and natural gas properties. As the operator of a property, the Company makes full payment of the costs associated with each property and seeks reimbursement from the other working interest owners in the property for their share of those costs. Our joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general were adversely affected, the ability of the Company’s joint interest partners to reimburse the Company could be adversely affected.

The purchasers of the Company’s United States based oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the year ended December 31, 2015 no purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of our consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2, LP, a related party. During the twelve months ended December 31, 2015 income from this source accounted for 34% of the Company’s consolidated revenues. If Isramco Negev 2 were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest. Loss of payments from this source would cause significant financial consequences to the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2015, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a given area, and the unitization or pooling of oil and natural gas properties, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the establishment of maximum allowable rates of production from fields and individual wells. The effect of these regulations may limit the amount of oil and natural gas that we can produce from our wells and limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing.

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

Compliance with environmental laws and regulations increases the Company's overall cost of business, but has not had, to date, a material adverse effect on its operations, financial condition or results of operations. It is not anticipated, based on current laws and regulations, that Isramco will be required in the near future to expend amounts (whether for environmental control facilities or otherwise) that are material in relation to its total exploration and development expenditure program in order to comply with such laws and regulations. However, given that such laws and regulations are subject to change, Isramco is unable to predict the ultimate cost of compliance or the ultimate effect on its operations, financial condition and results of operations.

Comprehensive Environmental Response, Compensation and Liability Act and Hazardous Substances

In 1980, the United States Congress enacted the federal Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law. This law, which has been amended since enactment, and comparable state laws impose strict liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of what are considered to be “hazardous substances” into the environment. These persons include the current or former owners or operators of the sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances released at the site. Under CERCLA, we may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment whether or not we are responsible for the release or even owned an interest in the site at the time of the release, as well as for damages to natural resources and for the costs of health studies. In addition, companies that incur liability frequently confront additional claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment in addition to a CERCLA claim.

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

Some of our operations may be located in areas designated as “non-attainment” areas, which are geographic areas that do not meet the federal air quality standards. Air emission controls and requirements in non-attainment areas are generally more stringent that those imposed in other areas, and the construction of new, or expansion of existing, sources may be restricted.

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

Legislative initiatives and discussions to date have focused on the development of cap-and-trade and/or carbon tax programs. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. Cap-and-trade programs could be relevant to us and our operations in several ways. First, the equipment we use to explore for, develop, produce and process oil and natural gas emits greenhouse gases. We could therefore be subject to caps, and penalties if emissions exceeded the caps. Second, the combustion of carbon-based fuels, such as the oil, gas and NGLs we sell, emits carbon dioxide and other greenhouse gases. Therefore, demand for our products could be reduced by imposition of caps and penalties on our customers. Carbon taxes could likewise affect us by being based on emissions from our equipment and/or emissions resulting from use of our products by our customers. Application of caps or taxes on companies such as Isramco, based on carbon content of produced oil and gas volumes rather than on consumer emissions, could lead to penalties, fees or tax assessments for which there are no mechanisms to pass them through the distribution and consumption chain where fuel use or conservation choices are made. Moreover, because oil and natural gas are used as chemical feedstocks and not solely as fossil fuel, the Company believes that applying a carbon tax to oil and gas at the production stage would be excessive with respect to actual carbon emissions from petroleum fuels

The National Environmental Policy Act

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

Hydraulic Fracturing

There have been several regulatory and governmental initiatives to restrict the hydraulic-fracturing process, which could have an adverse impact on our completion or production activities. The U.S. Environmental Protection Agency (EPA) has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic-fracturing practices notwithstanding the existence of current oil and gas regulations adopted at the state level. Moreover, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. Results have been released in a draft for public and peer review in 2015. In addition, in April 2012, the EPA issued the first federal air standards for natural gas wells that are hydraulically fractured, which will require operators to significantly reduce volatile organic compounds or VOC emissions through the use of “green completions” to capture natural gas that would otherwise escape into the air. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, which were effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On September 23, 2013, the EPA published amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. Compliance with such rules could result in additional costs for us, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

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

Employees

As of December 31, 2015, we had 224 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. At the beginning of 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business and current oil and natural gas commodity prices. We believe that our employee relationships are satisfactory.

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

If oil and natural gas prices remain at their current levels for an extended period of time or continue to decline, it could adversely affect our financial condition and results of operations.

Our revenues, cash flows and earnings from our United States exploration, development and production segment are influenced predominantly by the amount of oil and natural gas we produce and the prices we receive for production. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. For example, during the year ended December 31, 2015, commodity prices changed significantly, with the settlement price for West Texas Intermediate (WTI) crude oil ranging from a high of approximately $61.43 per barrel to a low of approximately $34.73 per barrel and settlement prices for Henry Hub natural gas ranging from a high of approximately $3.23 per Mcf to a low of approximately $1.76 per Mcf. Commodity price weakness has continued into 2016 and with a March 10, 2016 closing price of approximately $38.77 per barrel, and the Henry Hub gas closing price of approximately $1.70 per Mcf.

In addition to reducing our revenue, cash flows and earnings for U.S. operations, depressed prices for oil and natural gas may adversely affect us in a variety of ways. If commodity prices do not improve or if commodity prices further decrease, some of our exploration and development projects could become unfeasible economically, and we may also have to make additional significant downward adjustments to our estimated proved reserves and our estimates of the present value of those reserves. If these price effects occur, or if our estimates of production or economic factors change, accounting rules may require us to writedown, as a noncash additional impairment loss in our statements of income for the carrying value of our proved oil and natural gas properties. We could also be required to reduce our capital spending on exploration and development, which would adversely affect our ability to replace our reserves and could result in the loss of leaseholds.

In regards to our production services segment, as a result of the decline in oil and natural gas prices, we believe that our clients will likely maintain minimal spending on exploration and production projects in the near term, which would result in a continued decrease in demand for our services. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of our production services activities. Reduced demand for oil and natural gas generally results in lower prices for these commodities and often impacts the economics of planned drilling projects and ongoing production projects, resulting in the curtailment, reduction, delay or postponement of such projects for an indeterminate period of time. When drilling and production activity and spending declines, both day rates and utilization historically decline as well.

Since October 2014, oil prices worldwide have dropped significantly. If the current depressed oil and natural gas prices persist for a prolonged period, or further decline, oil and gas exploration and production companies are likely to continue to reduce production spending on existing wells, thereby reducing demand for our services. Our clients significantly reduced both their operating and capital expenditures during 2015 and we expect further reductions to their budgets for 2016.

Oil, natural-gas and NGLs prices are volatile. A substantial or extended decline in prices could adversely affect our financial condition and results of operations.

Prices for oil, natural gas and NGLs (Natural Gas Liquids) can fluctuate widely. Our revenues, operating results and future growth rates are highly dependent on the prices we receive for our oil, natural gas and NGLs. Historically, the markets for oil, natural gas and NGLs have been volatile and may continue to be volatile in the future. For example, in recent years market prices for natural gas in the United States have declined substantially from the highs achieved in 2008, and the rapid development of shale plays throughout North America has contributed significantly to this trend.

A significant decline in crude oil prices started in October 2014 and continued through 2015. As a result, we experienced decreases in crude oil revenues and recorded asset impairment charges due to commodity price declines. If crude oil prices continue to decline, further operating asset impairment and our profitability will likely be negatively affected.

Factors influencing the prices of oil, natural gas and NGLs are beyond our control. These factors include, among others:

●
the worldwide military and political environment, uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities or further acts of terrorism in the United States, or elsewhere, particularly Israel;

●	global factors impacting supply quantities of crude oil, natural gas and NGLs, in particular, US crude oil and NGL supply growth resulting from shale oil development;
●	the extent to which US shale producers become swing producers, yielding additional non-OPEC crude oil supply;
●	political conditions and events (including instability or armed conflict) in hydrocarbon-producing regions;
●	actions taken by foreign oil and gas producing nations;
●	the level of global crude oil and natural gas inventories;
●	further application of horizontal drilling techniques which could increase production and significantly impact both domestic and global supplies of crude oil, natural gas, and NGLs;
●	the price and level of foreign imports of oil, natural gas and NGLs;
●	the effect of worldwide energy conservation efforts;
●	actions by the Organization of Petroleum Exporting Countries, which we refer to as OPEC;
●	the price and availability of alternative and competing fuels;
●	the cost of exploring for, developing, producing, transporting, and marketing oil, natural gas, and NGLs;
●	the availability of pipeline capacity and infrastructure;
●	the availability of crude oil transportation and refining capacity;
●	consumer demand for oil, gas and NGLs;
●	the growth of consumer product demand in emerging markets, such as India and China;
●	fuel efficiency regulations, such as the Corporate Average Fuel Economy (CAFE) standards, and its impacts on crude oil demand as a transportation fuel;
●	labor unrest in oil and natural gas producing regions;
●	regional pricing differentials;
●	weather conditions;

●	electricity needs;
●	the nature and extent of domestic and foreign governmental regulation (including environmental regulation and regulation of derivatives transactions and hedging activities) and taxation; and
●	the overall economic environment.

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

●
Hydraulic Fracturing. This process is an essential and common practice used to stimulate production of natural gas and/or oil from dense subsurface rock formations such as shales that generally exist between 4,000 and 14,000 feet below ground. For With regard to our non-operated properties, the operators may choose to apply hydraulic-fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. The process involves the injection of water, sand, and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The process is typically regulated by state oil and natural-gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently projects to issue an Advance Notice of Proposed Rulemaking in May 2013 that would seek public input on the design and scope of such disclosure regulations. In May 2012, the Department of the Interior (DOI) released draft regulations governing hydraulic fracturing on federal and Indian oil and gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing, and monitoring of well-stimulation operations. In addition, Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic-fracturing process is adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

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

To mitigate financial losses resulting from these operating hazards, we maintain insurance coverage, including insurance coverage for certain physical damage, comprehensive general liability, and worker’s compensation and employer’s liability. However, our insurance coverage may not be sufficient to cover us against all of potential losses arising as a result of the foregoing, and for certain risks, such as political risk, business interruption, war, terrorism, and piracy, for which we have limited or no coverage. In addition, we are not insured against all risks in all aspects of our business. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn due to weakened demand. The industry returned to higher activity levels in 2011 and remained higher during the first half of 2012, before another downturn in the second half of 2012, affecting natural gas prices in particular. The industry pricing remained relatively stable through the middle of 2014. However, beginning in the second half of 2014 through the end of 2015 and continued at the beginning of 2016, oil prices declined substantially from historical highs and may remain depressed for the foreseeable future. Adverse changes in capital markets and declines in prices for oil and natural gas will cause oil and natural gas producers to announce reductions in capital budgets for future periods.

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

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $97.91, $93.26 and $48.68 per barrel in 2013, 2014 and 2015, respectively. Most recently, Cushing WTI average monthly oil prices have declined from over $107 per barrel in June 2014 to $27 per barrel on in January 2016.  The Henry Hub Natural Gas Spot Price averaged $3.73, $4.39 and $2.28 per Mcf for 2013, 2014 and 2015, respectively.

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

At the time of this report, the Company had no commodity price hedging agreements in place.

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

We have interests in oil and gas leases and in oil and gas licenses in the waters off Israel. These interests are a significant portion of our future production and cash flow and may be adversely affected by terrorist activities, political and economic developments, including the following:

●	war, terrorist acts and civil disturbances, and other political risks;

●	changes in taxation policies;

●	laws and policies of the US and Israel affecting foreign investment, taxation, trade and business conduct;

●	foreign exchange restrictions;

●	international monetary fluctuations and changes in the value of the US dollar, such as the decline of the US dollar; and

●	other hazards arising out of Israeli governmental sovereignty over areas in which we own oil and gas interests.

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

If our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

In most cases, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

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

Haim Tsuff, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, individually and through companies that he beneficially controls own over 71% of our outstanding shares of common stock as of March 9, 2016. As a result, Haim Tsuff is in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws, and the approval of mergers and acquisitions, and other significant corporate transactions.

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

We have not paid or declared any dividends on our common stock and currently intend to retain any earnings to fund our working capital needs, reduce debt and fund growth opportunities. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and restrictions imposed by the Texas Business Organizations Code and other applicable laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Oil and Gas Exploration and Production - Properties and Reserves

We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado. We currently serve as operator of over 500 producing wells most of which are located in Texas and New Mexico. Moreover, we own interests in properties operated by third party entities. In many instances, the Company does not have, nor is it entitled to, information pertaining to certain matters such as (i) whether shut-in or temporarily abandoned wells operated by these third parties are mechanically capable of production, (ii) whether third party operators have obtained leases in which the Company would be contractually entitled to participate (being undeveloped acreage), and, in some instances or (iii) the gross and net acreage maintained in the leases included in the contract area under the operative joint operating agreements. Due to the nature of some third party operations (e.g., field wide units), to the Company cannot ascertain the total number of wells drilled within a particular project area and whether each well within such project area is productive. In some instances, third parties operate properties (e.g. field wide units and leases covering a large amount of acreage) where production, revenue and expenses for the property are aggregated and reported as a single property. Accordingly, well information with regard to such properties is not always available to Isramco. In addition, most of the Company’s operated wells are legacy assets and, accordingly, were drilled and operated for several years by our predecessors in title. Therefore, at this time, the Company is conducting a review of the terms and conditions of each lease covering our operated assets to determine the acreage held by the underlying oil and gas leases and the Company is also examining shut-in wells to ascertain whether these wells are mechanically capable of production in their current state. Moreover, we are working with the operators of our non-operated assets to obtain similar information with regard to such properties. The Company expects to complete this review in 2016. Currently, we do not own any interest in undeveloped acreage.

Drilling Activities

During the year ended December 31, 2015 we drilled and completed two development wells in North Texas.

Reserve Information. For estimates of Isramco's net proved reserves of natural gas, crude oil and natural gas liquids, see Note 13 to Consolidated Financial Statements, “Supplemental Oil and Gas Information”.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note 13 to Consolidated Financial Statements, “Supplemental Oil and Gas Information”, represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas, crude oil and condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate (upward or downward). Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. For related discussion, see ITEM 1A. Risk Factors.

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

The reserves estimates shown for overriding royalty interest in the Tamar field have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. Zachary Long. Mr. Talley has been practicing consulting petroleum engineering at NSAI since 2004. Mr. Talley is a Licensed Professional Engineer in the State of Texas (No. 102425) and has over 16 years of practical experience in petroleum engineering, with over 10 years experience in the estimation and evaluation of reserves. He graduated from the University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree. Mr. Long has been practicing consulting petroleum geoscience at NSAI since 2007. Mr. Long is a Licensed Professional Geoscientist in the State of Texas (No. 11792) and has over 2 years of prior industry experience. He graduated from the University of Louisiana at Lafayette in 2003 with a Bachelor of Science Degree in Petroleum Geology and from Texas A&M University in 2005 with a Master of Science Degree in Geophysics. The Company believes that both of the technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and that both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Capital Market under the symbol "ISRL". The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock. As of March 11, 2016, there were approximately 189 holders of record of our common stock.

	High	Low
2015
First Quarter	$141.40	$117.00
Second Quarter	139.94	117.10
Third Quarter	144.80	96.92
Fourth Quarter	108.96	85.40

2014
First Quarter	$145.37	$120.01
Second Quarter	145.99	120.00
Third Quarter	133.00	110.12
Fourth Quarter	146.47	114.05

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

	Year Ended December 31,
(thousands, except share and per share amounts)	2015	2014	2013	2012	2011
Revenues and Income (Loss)
Total Revenues	74,509	93,898	68,692	50,430	45,648
Net Income (Loss)	(17,310)	5,162	(6,710)	2,221	7,381
Per Share Data
Earnings (Loss) Per Share - Basic	(6.37)	1.90	(2.47)	0.82	2.72
Earnings Per Share - Diluted	(6.37)	1.90	(2.47)	0.82	2.72
Cash Dividends Per Share	-	-	-	-	-
Year-End Stock Price Per Share	89.31	138.00	127.05	103.99	89.56
Weighted Average Shares Outstanding	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Basic	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Diluted	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Total Assets	146,957	158,864	157,913	153,958	151,907
Long-term Obligations	124,567	92,674	114,849	99,413	77,658
Long-Term Debt & Long-Term Accrued Interest	104,252	72,628	96,035	81,505	60,408

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development, and production of oil and natural gas properties located onshore in the United States and an owner of various royalty interests offshore Israel. Our properties are primarily located in Texas, New Mexico and Oklahoma. We act as the operator of most of our U.S. properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs. In August, 2011 we created a new production services subsidiary that began operations in October 2011. As of December 2015, the subsidiary had 33 deployed production services rigs and various trucks that operate primarily in Texas and New Mexico. The company provides a full range of production services such as well completion and wellbore maintenance, workover, fluid transportation and plugging and abandonment services.

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

We own all ownership units in Tamar Royalties, LLC, which owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”). An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

The Tamar Field project began production in March 2013 and is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar field through the world's longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal.

During the year ended December 31, 2015, net sales from the Tamar Field attributable to the Company amounted to 4,505,000 Mcf of natural gas and 6,074 Bbl of condensate with prices of $5.52 per Mcf and $46.53 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $25,151,000. The Israeli Tax Authority withheld $6,665,000, of this revenue which is recognized as a deferred tax credit, an asset on the Company’s consolidated balance sheets.

During year ended December 31, 2014, net sales from the Tamar Field attributable to Isramco amounted to 4,268,000 Mcf of natural gas and 5,350 Bbl of condensate with prices of $5.80 per Mcf and $88.51 per Bbl of condensate. A portion of these sales, 349,000 Mcf of natural gas with a price of 5.85 per Mcf, resulted from a one-time swap settlement. Total revenues net of marketing and transportation expenses were $25,144,000. The Israeli Tax Authority withheld $6,698,000, of this revenue which is recognized as a deferred tax credit, an asset on the Company’s consolidated balance sheets.

At December 31, 2015, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 36,220 thousand barrels of oil equivalent (“MBOE”), consisting of 1,884 thousand barrels (MBbls) of oil, 200,692 million cubic feet (MMcf) of natural gas and 887 thousand barrels (MBbls) of natural gas liquids. Approximately 90.3% of our proved reserves were classified as proved developed (See Note 13, “Supplemental Oil and Gas Information”). Full year 2015 production averaged 3.78 MBOE/d compared to 3.9 MBOE/d in 2014. Tamar Field production share amounted to 2.07 MBOE/d out of total 3.78 MBOE/d compared to 1.96 MBOE/d in 2014.

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

We derive a majority of our revenues from services supporting production from existing oil and natural gas operations including in moderate oil and natural gas price environments, ongoing maintenance spending is generally required to sustain production. However, in a low commodity price environment our customers may reduce their budgets resulting in reduced demand for our services. As oil and natural gas prices reach higher levels, demand for all of our services generally increases as our customers engage in more well servicing activities relating to existing wells to maintain or increase oil and natural gas production from those wells. Because our services are required to support drilling and workover activities, our revenues will vary based on changes in capital spending by our customers as oil and natural gas prices increase or decrease.

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

Liquidity and Capital Resources

Our primary source of cash during the year ended December 31, 2015, was net cash flow from financing activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. Our production services subsidiary also requires capital resources to acquire and maintain equipment. We expect to fund our future capital requirements through internally generated cash flows, and borrowings under loans and the credit facilities described below. Long-term cash flows are subject to a number of variables, including the level of production, prices, amount of work orders received, and our commodity price hedging activities, as well as various economic conditions that have historically affected the oil and natural gas industry.

On May 18, 2015, Tamar Royalties LLC (“Tamar Royalties”), a newly formed, wholly-owned, special purpose subsidiary of the Company entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in the amount of $120,000,000 secured by the Company’s interest in the Tamar field. Interest on the borrowing is subject to fluctuations in LIBOR. The Company entered into interest rate swap agreements in relation to this borrowing. The terms of the agreement and swaps are disclosed in Notes 3 and 4.

On June 30, 2015, the Company obtained a credit facility (the “SG Facility”) with The Société Générale. The SG facility provides for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility is four (4) years and it is secured by certain onshore United States oil and gas properties. Interest on borrowing is variable as disclosed in Note 4 “Long-Term Debt and Interest Expense”.

During the year ended December 31, 2015, our cash increased by $20,051,000. Specifically, net cash from operating activities of $8,911,000, financing activities of $15,820,000 and sale of property of $7,506,000, was offset by an investment of $12,186,000 in restricted cash, production services equipment, investment, and oil and gas properties.

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

Contractual Obligations: Aggregate maturities of contractual obligations at December 31, 2015 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2016	9,000
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$117,000

Debt

	As of December 31,
	2015	2014	2013
	(In thousands except percentage)
Long – term debt net of discount and bank fees	104,252	-	-

Long – term debt – related party (1)	-	94,548	94,657

Current maturities of long-term debt, short-term debt, net of current portion of discount and debt cost and bank overdraft	9,952	1,306	1,392
Total debt	114,204	95,854	96,049

Stockholders’ equity (deficit)	(2,868)	18,120	12,491

Debt to capital ratio	100%	84%	88%

(1)	The amounts are exclusive of accrued interest.

At year-end 2015, our total debt was $114,204,000 compared to total debt of $95,854,000 at year-end 2014 and $96,049,000 at year-end 2013.

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

So long as any amounts remain outstanding to the Lenders under the DB Facility, Tamar Royalties must, from and after the end of the Availability Period (as defined in the DB Facility), have a Historical Debt Service Coverage Ratio (as defined in the DB Facility) of not less than 1.00:1.00, a Loan Life Coverage Ratio (as defined in the DB Facility) of at least 1.1:1.00, and maintain a Required Reserve Amount (as defined in the DB Facility). The initial Required Reserve Amount was $4,680,000 as of June 30, 2015 and recorded as “Restricted cash- long-term” on the Consolidated Balance Sheets.  In addition, Tamar Royalties is required under the DB facility to hedge against fluctuations in LIBOR as reflected in Note 3 “Financial Instruments and Fair Value”.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method.

In connection with the DB Facility, the Company and Tamar Royalties entered into an Intercompany Loan Agreement dated May 18, 2015 (the “Intercompany Loan Agreement”). Pursuant to the terms of the Intercompany Loan Agreement, Tamar Royalties LLC provided a loan to the Company in an aggregate principal amount of $108,000,000 USD. The purpose of the Intercompany Loan was to repay indebtedness owed by the Company to related parties, to enable acquisitions and capital expenditures by the Company, and for other general corporate purposes of the Company.

As of December 31, 2015, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC (“Isramco Onshore”), a newly formed, wholly-owned, subsidiary of Isramco, Inc. (the “Company”), entered into a secured Credit Agreement (the “SG Facility”) with The Société Générale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility is four (4) years and the SG Facility is secured by certain onshore United States oil and gas properties. Pricing under the SG Facility is as follows: (i) for EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans ranges from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization; (iii) a quarterly commitment fee (as defined in the SG Facility) ranging from an annual rate of 0.38% to 0.5% of the undrawn borrowing base.

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

As of December 31, 2015, Isramco Onshore was in compliance with the financial covenants required under the SG Facility.

Related Party Debt

A discussion of the Company’s related party debt previously outstanding in fiscal year 2015 is set forth below. On June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt discussed below. The final payment totaled $101,022,000 which included loan principal payments totaling $93,395,000 and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result, all such related party debt was repaid and the outstanding balance as of December 31, 2015 is zero.

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

On March 29, 2012, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan was unsecured.

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

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the IOC debts have been paid in full.

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

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the Naphtha debts have been paid in full.

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

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the JOEL debts have been paid in full.

Isramco also had related party payables of $63,000 and $285,000 as of December 31, 2015 and 2014 respectively which are included with short term related party debt on the balance sheet.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements.

Cash Flow

Our primary source of cash in 2015 was cash flow from financing activities. In 2015, net cash received from bank loans, sales of property, and operating activities was primarily used to replay related party loans and short-term debt, increase restricted cash, and investment in equipment for our production services subsidiary and oil and gas properties.

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

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows provided by operating activities	$8,911	$19,776	$24,282
Cash flows (used in) investing activities	(4,680)	(19,356)	(21,931)
Cash flows provided by (used in) financing activities	15,820	(2,542)	1,183
Net increase (decrease) in cash	$20,051	$(2,122)	$3,534

Operating Activities, Net cash flows provided by operating activities were $8,911,000, $19,776,000, and $24,282,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs, proceeds from an overriding royalty interest in the Tamar Field and activities of our production services subsidiary.

During the year ended December 31, 2015, compared to the same period in 2014, net cash flow from operating activities decreased by $10,865,000 to $8,911,000. The decrease was primarily attributable to lower commodity prices received for our United States Oil, Natural Gas, and NGL sales.

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

Investing Activities, Net cash flows used in investing activities for the twelve months ended December 31, 2015 and 2014 were $4,680,000 and $19,356,000, respectively. During 2015 and 2014 the Company invested in equipment and oil and gas properties amount of $4,883,000 ($2,292,000 in oil and gas properties and $2,591,000 in production services equipment) and $21,799,000 ($4,450,000 oil and gas properties and $17,349,000 in production services equipment), respectively. During 2015 the Company increased restricted cash by $7,205,000, received $7,506,000 from the sale of oil and gas properties, and invested $98,000 in a LLC.

Net cash flows used in investing activities for the twelve months ended December 31, 2014 and 2013 were $19,356,000 and $21,931,000, respectively. During 2014 and 2013 the Company invested in equipment and oil and gas properties in amounts of $21,799,000 ($4,450,000 in oil and gas properties and $17,349,000 in production services equipment) and $20,478,000 ($4,018,000 oil and gas properties and $16,460,000 in production services equipment), respectively. During 2014 the Company reduced restricted cash by $1,500,000, received $477,000 from the sale of oil and gas properties, and received $466 in insurance proceeds as a result of a property casualty loss.

Financing Activities, Net cash flows provided by (used in) financing activities were $15,820,000 and $(2,542,000) for the year ended December 31, 2015 and 2014, respectively. In 2015, the Company acquired $115,030,000 in net proceeds from loan financing and made $3,000,000 in principal payments toward the financing. The Company also repaid related party loans in the amount of $94,250,000, repaid short-term insurance financing of $1,810,000, increased bank overdraft by $328,000, and paid for deferred financing costs of $478,000

Net cash flows provided by (used in) financing activities were $(2,542,000) and $1,183,000 for the year ended December 31, 2014 and 2013, respectively. In 2014, the Company made payments related to its short term debt of $1,580,000 and reduced its bank overdraft by $769,000. In 2013, the Company received a loan from a related party in the amount of $1,500,000, made payments related to its short term debt of $335,000 and increased its bank overdraft by $18,000.

Results of Continuing Operations

Selected Data

	Years Ended December 31,
	2015	2014	2013
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$17,047	$36,874	$35,464
Israel	25,151	25,144	15,824
Production services	22,465	29,979	16,294
Gain on divestiture	8,378	465	-
Other	1,468	1,436	1,110
Total revenues and other	74,509	93,898	68,692

Cost and expenses	97,365	79,525	72,021
Other expense	7,383	6,385	6,611
Income tax expense (benefit)	(9,251)	2,859	(3,616)
Net income (loss) attributable to common shareholders	(20,988)	5,129	(6,324)
Net income (loss) attributable to noncontrolling interests	(3,678)	(33)	386
Net income (loss) attributable to Isramco	(17,310)	5,162	(6,710)
Earnings (loss) per common share – basic	$(6.37)	$1.90	$(2.47)
Earnings (loss) per common share –diluted	$(6.37)	$1.90	$(2.47)

Weighted average number of shares outstanding-basic	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$31,177	$46,001	$32,838
Total proved reserves (MBOE)	36,220	40,189	41,035
Sales volumes United States (MBOE)	623	700	672
Sales volumes Israel (MBOE)	757	717	460

Average cost per BOE - United States:
Production (excluding transportation and taxes)	$19.88	$22.06	$23.87
General and administrative	$7.71	$6.86	$6.59
Depletion of oil and gas properties	$9.77	$11.16	$15.88

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income

Our net loss was ($17,310,000), or $(6.37) per share for the year ended December 31, 2015. This compares to net income of $5,162,000, or $1.90 per share for the year ended December 31, 2014.

This decrease in income was primarily due to the decrease in oil and gas prices which decreased our revenue from those sources, reduced market demand for our production services which triggered an impairment of our production services equipment, and reduced the projected value of our oil and gas reserves in in the United States which triggered additional impairment of the carrying value of these properties. All these were offset by sale of several of our oil and gas properties with a net gain of $8,378,000.

In 2014 our net income was $5,162,000, or $1.90 per share. This compares to net loss of $(6,710,000), or $(2.47) per share for the year ended December 31, 2013.

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

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the year ended December 31, 2015 the Tamar Field net sales applicable to the Company amounted to 4,505,000 Mcf of natural gas and 6,074 Bbl of condensate with prices of $5.52 per Mcf and $46.53 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $25,151,000.

During the year ended December 31, 2014 the Tamar Field net sales applicable to the Company amounted to 4,268,000 Mcf of natural gas and 5,350 Bbl of condensate with prices of $5.80 per Mcf and $88.51 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $25,144,000.

During year ended December 31, 2013 the Tamar Field net sales applicable to the Company amounted to 2,376,000 Mcf of natural gas and 3,788 Bbl of condensate with prices of $5.69 per Mcf and $99.79 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $15,824,000.

Revenues, Volumes and Average Prices Oil and Gas Segment - United States

Sales Revenues

	Years Ended December 31,
	2015	2014	Δvs. 2014	2013	Δ vs. 2013
Gas sales	$3,935	$8,266	(52)%	$7,139	16%
Oil sales	11,677	25,251	(54)	24,694	2
Natural gas liquid sales	1,435	3,357	(57)	3,631	(8)
Total	$17,047	$36,874	(54)%	$35,464	4%

Our sales revenues for the year ended December 31, 2015 decreased by 54% when compared to the same period of 2014, due to decreased in prices and production volumes for crude oil, natural gas and NGLs. Our sales revenues for the year ended December 31, 2014 increased by 4% when compared to the same period of 2013, mainly due to increased production volumes for crude oil. This increase was partially offset by lower prices for crude oil and decreased production volumes for NGLs.

Volumes and Average Prices

	Years Ended December 31,
	2015	2014	Δ vs. 2014	2013	Δ vs. 2013
Natural Gas
Sales volumes Mmcf	1,640	1,836	(11)%	1,798	2%
Price per Mcf	$2.40	$4.50	(47)	$3.97	13
Total gas sales revenues (thousands)	$3,935	$8,266	(52)%	$7,139	16%

Crude Oil
Sales volumes MBbl	257	287	(10)%	258	11%
Price per Bbl	$45.44	$87.98	(48)	$95.71	(8)
Total oil sales revenues (thousands)	$11,677	$25,251	(54)%	$24,694	2%

Natural gas liquids
Sales volumes MBbl	93	107	(13)%	114	(6)%
Price per Bbl	$15.43	$31.37	(51)	$31.85	(2)
Total natural gas liquids sales revenues (thousands)	$1,435	$3,357	(57)%	$3,631	(8)%

The company’s natural gas sales volumes decreased by 11%, crude oil sales volumes decreased by 10% and natural gas liquids sales volumes decreased by 13% for the year ended December 31, 2015 compared to the same period of 2014.

Our average natural gas price for the year ended December 31, 2015 decreased by 47%, or $2.10 per Mcf, when compared to the same period of 2014. Our average crude oil price for the year ended December 31, 2015 decreased by 48%, or $42.54 per Bbl, when compared to the same period of 2014. Our average natural gas liquids price for the year ended December 31, 2015 decreased by 51%, or $15.94 per Bbl, when compared to the same period of 2014.

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

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the year ended December 31, 2015 compared to 2014 and 2013.

In thousands	Natural Gas	Oil	Natural gas liquids
2013 sales revenues	$7,139	$24,694	$3,631
Changes associated with sales volumes	151	2,776	(223)
Changes in prices	976	(2,219)	(51)
2014 sales revenues	$8,266	$25,251	$3,357
Changes associated with sales volumes	(882)	(2,639)	(439)
Changes in prices	(3,449)	(10,935)	(1,483)
2015 sales revenues	$3,935	$11,677	$1,435

Operating Expenses (excluding production services segment)

	Years Ended December 31,
In thousands except percentages	2015	2014	Δ vs. 2014	2013	Δ vs. 2013
Lease operating expense, transportation and taxes	$14,828	$19,066	(22)%	$19,974	(5)%
Depreciation, depletion and amortization of oil and gas properties	6,091	7,811	(22)	10,666	(27)
Impairments of oil and gas assets	33,138	19,540	70	23,161	(16)
Accretion expense	856	874	(2)	902	(3)
Loss from plug and abandonment	91	49	86	226	(78)
General and administrative	4,806	4,805	NM	4,426	9
	$59,810	$52,145	15%	$59,355	(12)%

NM – Not Meaningful

During 2015, our operating expenses increased by 15% when compared to 2014 with the highlights as follows:

●
Lease operating expense, transportation cost and taxes decreased by 22%, or $4,238,000 in 2015 when compared to 2014. On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $2.18 per MBOE to $19.88 per MBOE in 2015 from $22.06 per MBOE in 2014.

●
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 22%, or $1,720,000, in 2015 when compared to 2014. On a per unit basis, depletion expenses decreased by $1.39 per MBOE to $9.77 per MBOE in 2015 from $11.16 per MBOE in 2014 due to a decrease in the depletable base.

●	Impairments of oil and gas assets of $33,138,000 in 2015 were in major a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation.

●	Loss from plugging and abandonment expenses increased by 86%, or $42,000 in 2015 when compared to 2014, primarily due to an increase in the wells plugged in 2015.

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

Production Services Segment

	Years Ended December 31,
In thousands except percentages	2015	2014	Δ vs. 2014	2013	Δ vs. 2013
Production Services (1)	$22,465	$30,934	(27)%	$18,559	67%
Operating expenses	21,802	24,816	(12)	13,102	89
Depreciation	3,853	3,015	28	1,521	98
Impairment	10,566	-	100	-	-
General and administrative	1,454	625	133	428	46
Operating income	$(15,210)	$2,478	(714)%	$3,508	(29)%

(1)	Production Services revenue includes intersegment revenues.

•
The revenues from production services operations in 2015 decreased by 27% or 8,469,000 when compared to 2014 primarily due to significant decrease in crude oil and natural gas prices that triggered significant decrease in demand to our services. The Company’s sales revenues from production services operations for the year ended December 31, 2014 increased by 67% or $12,375,000 when compared to same period in 2013.

•
Operating expenses from production services operations for the year ended December 31, 2015 has decreased by 12% or $3,014,000 when compared to the same period in 2014. The decrease was primarily associated with reduction in payroll, fuel, and other related expenses as a result of decrease in number of deployed rigs. Operating expenses from production services operations for the year ended December 31, 2014 increased by 89% or $11,714,000 when compared to the same period in 2013 due to the related payroll, fuel, and other costs incurred as a result of the increase in the number of deployed rigs, auxiliary vehicles and field offices.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The increase in depreciation expense for the year ended December 31, 2015 of $838,000 and the increase of $1,494,000 for the year ended December 31, 2014 are due to the increase in the number of rigs and the amount of auxiliary equipment.

•
Impairment of production service equipment – we analyze the potential impairment of property and equipment annually as of December 31 or on an interim basis if events or circumstances indicate that the fair values of the assets have decreased below the carrying value. Our analysis for potential impairment of property and equipment requires us to estimate undiscounted future cash flows. Actual impairment charges are recorded using an estimate of discounted future cash flows. The determination of future cash flows requires us to estimate rates and utilization in future periods and such estimates can change based on market conditions, technological advances in industry or changes in regulations governing the industry.

As a result of the downturn which began in late 2014 and worsened through 2015, we performed impairment testing on our equipment as of December 31, 2015. Such testing indicated that the carrying value of our production services equipment was not recoverable and thus we recorded an impairment of $10,566,000 at December 31, 2015.

•
General and administrative expenses from production services operations for the year ended December 31, 2015 increased by 133% or $829,000 from 2014 primarily due to increases in the allowance for doubtful accounts and legal fees.

General and administrative expenses for the year ended December 31, 2014 increased by 46% or $196,000 from 2013 primarily due to increases in the allowance for doubtful accounts.

Other expenses

	Years Ended December 31,
In thousands except percentages	2015	2014	Δ vs. 2014	2013	Δ vs. 2013
Interest expense net	$2,432	$-	100%	$-	NM %
Interest expense – related party, net	2,878	6,773	(58)	6,528	4
Loss from derivative contracts, net	1,988	-	100	-	NM
Capital (gain) loss	85	(388)	122	83	(567)
	$7,383	$6,385	16%	$6,611	(3%)

•
Interest expense. Isramco’s interest expense including related party interest expense decreased by 22%, or $1,463,000, for the twelve months ended December 31, 2015 compared to the same period of 2014. This decrease was primarily due to lower interest rates on the loans during the twelve months ended December 31, 2015.

Isramco’s interest expense including related party interest expense slightly increased by 4%, or $245,000, for the twelve months ended December 31, 2014 compared to the same period of 2013. This increase was primarily due to higher average outstanding balances of the loans during the twelve months ended December 31, 2014.

•
Net loss on derivative contracts. During 2015 we entered into interest rate cap and swap agreements. These agreements are considered derivative and are accounted for with mark-to-market valuation. The loss in fair value of these contracts is recorded in the statement of operations. We had no such contracts during the years ended December 31, 2014 or 2013.

Income Tax

Income tax benefit for the year ended December 31, 2015 was $9,251 million. The tax benefit was primarily due to our pre-tax loss of $30,239 million which was primarily due to decreased revenues resulting from lower commodity prices and related impairment in our United States oil and gas properties and production services equipment.

Income tax expense for the year ended December 31, 2014 was $2,859 million. The tax expense was primarily due to our pre-tax income of $7,988 million which was primarily due to increased revenues from a full year of production in the Tamar Field, offset by an impairment in our United States oil and gas properties.

Income tax benefit for the year ended December 31, 2013 was $3,616 million. The tax benefit was primarily due to our pre-tax loss of $9,940 million which was primarily caused by impairment expense for oil and gas properties in the amount of $23,161 million for the year ended December 31, 2013.

The effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 30.6%, 36% and 36%, respectively.

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

	Years Ended December 31,
In thousands	2015	2014	2013
Income (loss) from operations before income taxes (1)	$(30,239)	$7,988	$(9,940)
Depreciation, depletion, amortization and impairment expense	53,648	30,366	35,348
Interest expense	5,310	6,773	6,528
Loss on derivative contract	1,602	-	-
Accretion Expenses	856	874	902
Consolidated Adjusted EBITDAX	$31,177	$46,001	$32,838

(1)	Including net gain on divestiture $8,378,000 in 2015 and $465,000 in 2014.

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

During the year ended December 31, 2015, Tamar Royalties LLC, a wholly owned subsidiary of the Company, entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 3 “Financial Instruments and Fair Value” for details.

We may be exposed to market risk on our open derivative contracts of non-performance by our counterparties. However, we do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 8. Consolidated Financial Statements and Supplemental Data—Note 3, "Financial Instruments and Fair Value" for additional information. As of December 31, 2015 we did not have open commodity derivative positions.

Interest-Rate Risk

We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk results primarily from fluctuations in short-term rates, which are LIBOR based. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. During the year ended December 31, 2015, Tamar Royalties LLC, a wholly owned subsidiary of the Company, entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 3 “Financial Instruments and Fair Value” for details.

We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 8. Consolidated Financial Statements and Supplemental Data—Note 3 "Financial Instruments and Fair Value" for additional information.

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

Based on their evaluation, Isramco’s principal executive and principal financial officers have concluded that Isramco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2015 to ensure that the information required to be disclosed by Isramco in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by MaloneBailey LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Isramco’s internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Isramco’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART II

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

10.27
Credit Agreement dated as of May 18, 2015, by and among Tamar Royalties LLC, as Borrower, Deutsche Bank Trust Company Americas, as administrative agent, the lenders party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as collateral agent filed as an Exhibit to 8-K filed by the Company on May 22, 2015 and incorporated herein by reference.

10.28
Royalties Sale and Contribution Agreement dated May 18, 2015, by and between Isramco, Inc., as Seller, and Tamar Royalties, LLC, as Borrower filed as an Exhibit to 8-K filed by the Company on May 22, 2015 and incorporated herein by reference.

10.29
Pledge, Assignment and Security Agreement dated as of May 18, 2015, by and between Tamar Royalties LLC, as Borrower, and Deutsche Bank Trust Company Americas, as collateral agent filed as an Exhibit to 8-K filed by the Company on May 22, 2015 and incorporated herein by reference.

10.30
Intercompany Loan Agreement dated as of May 18, 2015, by and between Isramco, Inc., as Payor, and Tamar Royalties, LLC, as Payee filed as an Exhibit to 8-K filed by the Company on May 22, 2015 and incorporated herein by reference.

10.31
Credit Agreement dated as of June 30, 2015, by and among Isramco Onshore LLC, as Borrower, Société Générale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders filed as an Exhibit to 8-K filed by the Company on July 6, 2015 and incorporated herein by reference.

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

Date: March 14, 2016

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: March 14, 2016

/S/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY,
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)

Date: March 14, 2016

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	March 14, 2016
Haim Tsuff	Chief Executive Officer

/s/ Josef From	Director	March 14, 2016
Josef From

/s/ Max Pridgeon	Director	March 14, 2016
Max Pridgeon

/s/ Frans Sluiter	Director	March 14, 2016
Frans Sluiter

/s/ Nir Hasson	Director	March 14, 2016
Nir Hasson

/s/ Asaf Yarkoni	Director	March 14, 2016
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

MaloneBailey, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2015.

/s/ Haim Tsuff	/s/ Zeev Koltovskoy	/s/ Edy Francis
Haim Tsuff	Zeev Koltovskoy	Edy Francis
Chief Executive Officer	Chief Accounting Officer	Chief Financial Officer

Houston, Texas
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Isramco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Isramco, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MALONE BAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 14, 2016

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$22,078	$2,027
Accounts receivable, net of allowances for doubtful accounts of $1,743 and $941	12,460	17,266
Restricted and designated cash	185	61
Inventories	871	829
Prepaid expenses and other	2,679	2,517
Total Current Assets	38,273	22,700

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	243,855	245,022
Advanced payment for equipment	440	489
Other	56,490	53,935
Total Property and Equipment	300,785	299,446
Accumulated depreciation, depletion, amortization and impairment	(235,194)	(183,513)
Net Property and Equipment	65,591	115,933

Deferred tax assets and other	35,496	20,231
Deferred financing Costs	419	-
Restricted cash – long term	7,080	-
Investments	98	-
Total assets	$146,957	$158,864

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$13,122	$20,293
Bank overdraft	350	22
Short term debt and current maturities of long-term debt, net of discount of $820 and $0	9,602	1,284
Payables and accrued interest due to related party	63	26,471
Accrued Interest	950	-
Derivative liability	1,171	-
Total current liabilities	25,258	48,070

Due to related party and accrued interest	-	72,628
Long term debt, net of discount of $3,748 and $0	104,252	-

Other Long-term Liabilities:
Asset retirement obligations	19,884	20,046
Derivative liability	431	-
Total liabilities	149,825	140,744

Commitments and contingencies (Note 11)

Shareholders’ equity (deficit):
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(23,405)	(6,095)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity (deficit)	311	17,621
Non controlling interest	(3,179)	499
Total equity (deficit)	(2,868)	18,120
Total liabilities and shareholders’ equity (deficit)	$146,957	$158,864

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31	2015	2014	2013

Revenues
Oil and gas sales	$42,198	$62,018	$51,288
Production services	22,465	29,979	16,294
Office services	634	623	642
Gain on divestiture	8,378	465	-
Other	834	813	468
Total revenues	74,509	93,898	68,692

Operating expenses
Lease operating expense, transportation and taxes	14,828	19,066	19,974
Depreciation, depletion and amortization	9,944	10,826	12,187
Impairments of oil and gas assets and equipment	43,704	19,540	23,161
Accretion expense	856	874	902
Production services	21,802	23,861	10,837
Loss from plug and abandonment	91	49	226
General and administrative	6,140	5,309	4,734
Total operating expenses	97,365	79,525	72,021
Operating income (loss)	(22,856)	14,373	(3,329)

Other expenses
Interest expense, net	2,432	2	-
Interest expense – related party, net	2,878	6,771	6,528
Loss from derivative contracts, net	1,988	-	-
Capital (gain) loss	85	(388)	83
Total other expenses	7,383	6,385	6,611

Income (loss) before income taxes	(30,239)	7,988	(9,940)
Income tax benefit (expense)	9,251	(2,859)	3,616

Net income (loss)	$(20,988)	$5,129	$(6,324)
Net income (loss) attributable to non-controlling interests	(3,678)	(33)	386
Net income (loss) attributable to Isramco	$(17,310)	$5,162	$(6,710)

Earnings (loss) per share – basic:	$(6.37)	$1.90	$(2.47)

Earnings (loss) per share – diluted:	$(6.37)	$1.90	$(2.47)

Weighted average number of shares outstanding-basic:	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding-diluted:	2,717,691	2,717,691	2,717,691

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

Year Ended December 31
	2015	2014	2013
Net income (loss)	$(20,988)	$5,129	$(6,324)
Comprehensive income (loss)	(20,988)	5,129	(6,324)
Comprehensive income (loss) attributable to non-controlling interests	(3,678)	(33)	386
Comprehensive income (loss) attributable to Isramco	$(17,310)	$5,162	$(6,710)

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock	Non-controlling interests	Total Shareholders’ Equity (Deficit)
	$ in thousands, except share amounts

Balance of January 1, 2013	2,717,691	$27	$23,268	$-	$(4,547)	$(164)	$231	$18,815

Net loss					(6,710)		386	(6,324)

Balance of December 31, 2013	2,717,691	$27	$23,268	$-	$(11,257)	$(164)	$617	$12,491

Distribution to non-controlling interests							(85)	(85)

Credits from short swing profits			585					585

Net loss					5,162		(33)	5,129

Balance of December 31, 2014	2,717,691	$27	$23,853	$-	$(6,095)	$(164)	$499	$18,120

Net loss					(17,310)		(3,678)	(20,988)

Balance of December 31, 2015	2,717,691	$27	$23,853	$-	$(23,405)	$(164)	$(3,179)	$(2,868)

See notes to consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31	2015	2014	2013

Cash Flows From Operating Activities:
Net income (loss)	$(20,988)	$5,129	$(6,324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization	9,944	10,826	12,187
Impairment of oil and gas properties and equipment	43,704	19,540	23,161
Bad debt expense	1,094	405	187
Accretion expense	856	874	902
Gain on divestiture	(8,378)	(465)	-
Changes in deferred taxes	(15,915)	(3,890)	(3,616)
Net unrealized loss on derivative contracts	1,602	-	-
Loss on sale of equipment and other	85	77	83
Gain on insurance recovery from property casualty	-	(466)	-
Amortization of debt cost	462	-	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	3,712	(2,916)	(3,086)
Prepaid expenses and other current assets	1,787	656	(3,359)
Due to related party	(4,786)	(9,103)	6,555
Inventories	(42)	(412)	(307)
Accounts payable and accrued expenses	(4,226)	(479)	(2,101)
Net cash provided by operating activities	8,911	19,776	24,282

Cash flows from investing activities:
Addition to oil and gas property and equipment, net	(4,883)	(21,799)	(20,478)
Proceeds from sale of oil and gas properties	7,506	477	-
Proceeds from sale of equipment	-	-	47
Restricted cash and deposit, net	(7,205)	1,500	(1,500)
Insurance proceeds from property casualty	-	466	-
Investment in Apache Flats	(98)	-	-
Net cash used in investing activities	(4,680)	(19,356)	(21,931)

Cash flows from financing activities:
Distributions to non-controlling interests	-	(85)	-
Proceeds from long term debt	115,030	-	-
Proceeds from long term debt-related parties	-	-	1,500
Repayment of long term debt	(3,000)	-	-
Repayments on loans – related parties, net	(94,250)	(108)	-
Repayment of short-term debt	(1,810)	(1,580)	(335)
Repayment of deferred financing costs	(478)	-	-
Borrowings of bank overdraft, net	328	(769)	18
Net cash provided by (used in) financing activities	15,820	(2,542)	1,183

Net increase (decrease) in cash and cash equivalents	20,051	(2,122)	3,534
Cash and cash equivalents at beginning of year	2,027	4,149	615
Cash and cash equivalents at end of year	$22,078	$2,027	$4,149

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

Cash and Cash Equivalents

Isramco records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

Restricted and designated cash

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

Oil and Gas Operations

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

In 2015, 2014 and 2013, we reported an impairment charge of $33,138,000, $19,540,000, and $23,161,000, respectively, relating to our oil and gas properties. Impairments of oil and gas assets of $33,138,000 in 2015 were a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation and a decrease in production volumes in certain fields 2015. Impairments of oil and gas assets of $19,540,000 in 2014 were a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation and a decrease in production volumes in certain fields 2014. In 2013 the impairments of oil and gas assets of $23,161,000 were primarily a result of lower natural gas prices in general and the low volume of gas produced in a few of our fields.

Gain on divestiture - During year ended December 31, 2015 the Company sold several leases for a net gain of $8,378,000. The gain consists of $7,506,000 cash plus $1,035,000 in relieved asset retirement obligation offset by a net book value of $163,000. During the year ended December 31, 2014 the Company sold several leased for a net gain of $465,000. The gain consists of $477,000 cash plus $16,000 in relieved asset retirement obligation and accounts offset by a net book value of $28,000. The Company had no such divestitures in the year ended December 31, 2013.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by using average method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2015 and 2014 no reserve has been recorded.

Property, Plant and Equipment Other than Oil and Natural Gas Properties

Property and equipment are carried at cost less accumulated depreciation and impairment. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was 4,275,000, $3,251,000, and $1,767,000 respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 15% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.

As of December 31, 2015, the estimated useful lives of our asset classes are as follows:

Description	Years
Production services rigs and components	15
Oilfield trucks, vehicles and related equipment	7 - 10
Production services auxiliary equipment	7 - 15
Furniture and equipment	3 - 7

A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. During the year ended December 31, 2015 we recorded an impairment of $10,566,000 in relation to our production services segment equipment. We had no such impairment loss in 2014 or 2013.

Asset Retirement Obligation

ASC 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells as these obligations are incurred. See Note 12 “Asset Retirement Obligations.”

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

The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the year ended December 31, 2015 no purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of Isramco’s consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2, LP, a related party. During the twelve months ended December 31, 2015 income from this source accounted for 34% of the Company’s consolidated revenues. If Isramco Negev 2 were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest. Loss of payments from this source would have significant financial consequences on the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2015, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

As of the date of this report there are no open hedge positions related to commodity prices.

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

See “Note 5 Income Taxes” for further discussion of accounting for income taxes, changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.

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

For the years ended December 31, 2015, 2014, & 2013, Isramco did not have any outstanding stock options, restrictive stock awards, restricted stock units, or performance-based awards.

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

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-02 will have a material impact on our consolidated financial statements.

In April, 2015, FASB issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new standard is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted and companies must apply the requirements retrospectively. The Company has elected early adoption. In accordance with the guidance, debt costs of $2,011,000 are included with the discount of $2,959,000 and presented net of $402,000 in amortization as a total reduction of $4,568,000 to long-term debt as reflected in the Company’s Consolidated Balance Sheets as of December 31, 2015.

In November 2015, the FASB issued updated accounting guidance on balance sheet classification of deferred taxes ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update provides for simplified presentation of deferred income taxes. Deferred tax liabilities and assets are now required to be classified as noncurrent in a classified statement of financial position. This guidance is effective within those annual reporting periods that begin after December 31, 2016, and interim periods within those annual periods and allows for full prospective or retrospective application. Early adoption is permitted. The Company has elected early adoption. In accordance with the guidance, short term deferred tax assets of $1,020,000 and $2,701,000 for the year end of 2015 and 2014 accordingly, were reclassified to long term deferred tax assets as reflected in the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014.

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

As previously disclosed, on May 18, 2015, Tamar Royalties LLC, a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement with Deutsche Bank Trust Company Americas, as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. Pursuant to the terms of the transaction, the Amended and Restated Borrower LLC Agreement of Tamar Royalties LLC requires management by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi. As consideration for its management of Tamar Royalties LLC, the Company pays twenty thousand dollars ($20,000) per month to N.M.A. Energy Resources Ltd. As noted herein, Isramco Inc. owns all ownership interests in Tamar Royalties LLC, subject to its management by the aforementioned parties. All overriding royalty payments received in Tamar Royalties LLC are paid by Isramco Negev 2, LP, a company affiliated by common ownership.

3. Financial Instruments and Fair Value

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

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties LLC entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 4 “Long-Term Debt and Interest Expense”. Under the terms of this facility, Tamar Royalties LLC, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties LLC and DBAG entered into the IRS agreement whereby the company hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

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

Financial Instruments as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

		December 31, 2015		December 31, 2014
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(1,171)	$(1,171)	$-	$-

LT Liabilities:
Interest rate swaps	Level 2	(431)	(431)	-	-

		$(1,602)	$(1,602)	$-	$-

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

4. Long-Term Debt and Interest Expense

Long-term debt as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of December 31, 2015	As of December 31, 2014
Bank loan
Principal amount	$117,000	$-
Less: unamortized discount and debt costs	(4,568)	-
Total long-term debt	112,432	-
Less: current maturities and current discount amortization	(8,180)	-

Long-term debt, net of current maturities	$104,252	$-

Long-Term Related Party Debt as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of December 31, 2015	As of December 31, 2014
Libor + 6% Related party Debt	$-	$12,000
Libor + 5.5% Related party Debt	-	3,500
Libor + 5.5% Related party Debt	-	10,000
Libor + 6% Related party Debt	-	11,391
Libor + 6% Related party Debt	-	6,000
Libor + 6% Related party Debt	-	43,701
Libor + 5.5% Related party Debt	-	6,456
Libor + 6% Related party Debt	-	1,500
Accrued interest	-	4,302
	-	98,850
Less: Current Portion of Long-Term Related Party Debt and Accrued Interest	-	(26,222)
Total	$-	$72,628

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

So long as any amounts remain outstanding to the Lenders under the DB Facility, Tamar Royalties must, from and after the end of the Availability Period (as defined in the DB Facility), have a Historical Debt Service Coverage Ratio (as defined in the DB Facility) of not less than 1.00:1.00, a Loan Life Coverage Ratio (as defined in the DB Facility) of at least 1.1:1.00, and maintain a Required Reserve Amount (as defined in the DB Facility). The initial Required Reserve Amount was $4,680,000. As of December 31, 2015 the Amount is $7,080,000 and recorded as “Restricted cash- long-term” on the Consolidated Balance Sheets.  In addition, Tamar Royalties is required under the DB facility to hedge against fluctuations in LIBOR as reflected in Note 3 “Financial Instruments and Fair Value”.

On July 1, 2015 the Company made payment in the amount of $1,288,000 consisting of $1,200,000 and $88,000 in principal and interest respectively.

On October 1, 2015 the Company made payment in the amount of $2,721,000 consisting of $1,800,000 and $921,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the period ended December 31, 2015 totaled $402,000.

As of December 31, 2015, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC (“Isramco Onshore”), a newly formed, wholly-owned, subsidiary of Isramco, Inc. (the “Company”), entered into a secured Credit Agreement (the “SG Facility”) with The Société Générale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The term of the SG Facility is four (4) years and the SG Facility is secured by certain onshore United States oil and gas properties. Pricing under the SG Facility is as follows: (i) for EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans ranges from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization; (iii) a quarterly commitment fee (as defined in the SG Facility) ranging from an annual rate of 0.38% to 0.5% of the undrawn borrowing base.

The SG Facility provides that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of December 31, 2015 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company has incurred $478,000 of financing costs in relation to this credit facility which have been capitalized as a long-term asset and is being amortized over the term on the agreement on a straight-line basis. Amortization of these costs for the period ended December 31, 2015 totaled $59,000.

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

As of December 31, 2015, no amounts were drawn and Isramco Onshore was in compliance with the financial covenants required under the SG Facility.

Related Party Debt

On June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. The final payment totaled $101,022,000 which included loan principal payments totaling $93,395,000 and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result all related party debt was repaid and the outstanding balance as of December 31, 2015 is zero, with $63,000 remaining in related party payables.

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

On March 29, 2012, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed $3,500,000. The loan bears interest at a rate of Libor + 5.5% per annum and matures on March 29, 2013, when all accrued interest and principal is due and payable. The loan may be prepaid at any time without penalty or premium. The loan was unsecured.

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

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the IOC debts have been paid in full.

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

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the Naphtha debts have been paid in full.

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

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the JOEL debts have been paid in full.

Isramco also had related party payables of $63,000 and $285,000 as of December 31, 2015 and 2014 respectively which are included with short term related party debt on the balance sheet.

Short-Term Debt

As of December 31, 2015 and December 31, 2014 outstanding debt from short-term insurance financing agreements totaled $1,422,000 and $1,284,000 respectively. During the year ended December 31, 2015, the Company made cash payments totaling $1,810,000. The Company also increased its bank overdraft by $328,000.

Debt Maturities

Aggregate maturities of long-term debt at December 31, 2015 are due in future years as follows (in thousands):

2016	9,000
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$117,000

Interest Expense

The following table summarizes the amounts included in interest expense for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current debt, long-term debt and other - banks	$2,432	$2	$-
Long-term debt – related parties	2,878	6,771	6,528

	$5,310	$6,773	$6,528

5. Income Taxes

The Company operates through its various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and federal and state income tax rates in the U.S. as they apply to the Company’s current ownership structure.

The Company accounts for income taxes pursuant to Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in Isramco’s financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of its assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

The Company adopted Accounting Standards Codification (ASC) 740-10, effective January 1, 2007.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations. There were no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2015.  The Company's tax years subsequent to 2012 currently remain open and subject to examination by federal tax authorities and the tax authorities in Colorado, Louisiana, Michigan, New Mexico, Oklahoma, Texas, and Utah which are the jurisdictions in which the Company has had its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. It is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Expected tax (benefit) expense	$(10,584)	$2,796	$(3,479)
Non-controlling interest in subsidiary	1,287	27	(157)
Other	46	36	20
Total tax expense (benefit)	$(9,251)	$2,859	$(3,616)

Deferred tax assets at December 31, 2015 and 2014 are comprised primarily of future tax credits from Tamar field revenue withholdings, net operating loss carry forwards and book impairment from write down of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization, and impairment. Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under accounting principles generally accepted in the United States and the applicable income tax statutes and regulations in the jurisdictions in which the Company operates. There is a net deferred tax asset and it is management’s opinion that a valuation allowance is not needed, as it is more likely than not based on objective evidence that realization of the deferred tax assets is reasonably assured.

 The principal components of the Company’s deferred tax assets as of December 31 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Accrued interest	$-	$2,372
Allowance for doubtful accounts	610	329
Unrealized Hedging Transactions	410	-
Foreign tax credit (1)	17,318	10,654
Unrealized Hedging Transactions	151	-
Book-tax differences in property basis	8,319	(4,836)
Other	59	59
Net operating loss carry-forwards	8,629	11,003
Deferred noncurrent tax assets	$35,496	$19,581

(1)  Total revenues net of marketing and transportation expenses from Tamar Field were $25,150,561. The Company paid $6,664,898 in foreign income taxes and as a result has created a foreign tax credit in the US to be used against future US income tax. The credit will expire in various amounts beginning in 2023 and ending in 2025.

Components of income (loss) from operations before income taxes are as follows:

	2015	2014	2013

Domestic	$(55,390)	$(17,156)	$(25,764)
Foreign	25,151	25,144	15,824
Total	(30,239)	7,988	(9,940)

The principal components of the Company's Income Tax Provision for the years indicated below were as follows (in thousands):

	2015	2014	2013
Current income tax:
Federal	$-	$56	$-
Foreign	6,665	6,698	3,956
State	69	45	-
Total current income tax	$6,734	$6,799	$3,956

Deferred income tax
Federal	$(15,985)	$(3,940)	$(7,572)
Foreign	-	-	-
State	-	-	-
Total deferred income tax	$(15,985)	$(3,940)	$(7,572)
Provision for income tax	$(9,251)	$2,859	$(3,616)

At December 31, 2015 the Company has U.S. tax loss carry forwards of approximately $24,563,192 which will expire in various amounts beginning in 2028 and ending in 2035.  Utilization of such loss carry forwards could be limited to the extent Isramco has an ownership change that triggers the limitation under Section 382 of Internal Revenue Code of 1986, as amended.

6. Earnings Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):

	2015	2014	2013
Numerator for Basic and Diluted Earnings per Share -
Net Income (loss)	$(17,310)	$5,162	$(6,710)

Denominator for Basic Earnings per Share -
Weighted Average Shares	2,717,691	2,717,691	2,717,691
Potential Dilutive Common Shares -	-	-	-
Adjusted Weighted Average Shares	2,717,691	2,717,691	2,717,691

Net Income (Loss) Per Share Available to Common Stockholders – Basic	$(6.37)	$1.90	$(2.47)
Net Income (Loss) Per Share Available to Common Stockholders – Diluted	$(6.37)	$1.90	$(2.47)

7. Stock Options

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

No stock options were granted during 2015, 2014 and 2013. Shares of common stock reserved for future issuance under the 2011 plan are 200,000 shares. There are no granted stock options outstanding under the 2011 Plan as of balance sheet date.

8. Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Interest	$8,451	$15,804	$-

Income taxes	$-	$52	$-

The consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 exclude the following non-cash transactions:

●   Retirement of asset retirement obligations in the amount of $1,035,000 included in the gain on sale of oil and gas properties in 2015.
●   Oil and gas property of $1,347,000 removed from accounts payable due to title dispute in 2015.
●   Insurance premiums financed through issuance of short term debt of $1,954,000 in 2015.
●   Equipment of $84,000 included in accounts payable in 2015.
●   Increase in property and equipment of $17,000 due to additional asset retirement obligation in 2015.
●   Increase in debt discount of $235,000 deducted from loan proceeds in 2015.
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

9. Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2015. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

10. Segment Information

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

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2015:
Sales revenues
United States	$17,047	$22,465	$-	$39,512
Israel	25,151	-	-	25,151
Intersegment revenues	-	-	-	-
Office services and other	9,966	-	(120)	9,846

Total revenues and other	52,164	22,465	(120)	74,509

Operating costs and expenses	26,672	27,109	(120)	53,661
Impairment	33,138	10,566	-	43,704
Interest expenses, net and other	2,156	3,154	-	5,310
Gain/loss on derivative contracts	1,988	-	-	1,988
Other expense, net	59	26		85

Total expenses and other	64,013	40,855	(120)	104,748

Income (loss) before income taxes	$(11,849)	$(18,390)	$-	$(30,239)
Net income (loss)	(7,747)	(13,241)	-	(20,988)
Net loss attributable to noncontrolling interests	-	(3,678)	-	(3,678)
Net income (loss) attributable to Isramco	(7,747)	(9,563)	-	(17,310)
Total Assets	$104,067	$42,890	$-	$146,957
Expenditures for Long-lived Assets	$2,929	$2,310	$-	$5,239

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2014:
Sales revenues
United States	$36,874	$29,979	$-	$66,853
Israel	25,144	-	-	25,144
Intersegment revenues	-	955	(955)	-
Office services and other	2,021	-	(120)	1,901

Total revenues and other	64,039	30,934	(1,075)	93,898

Operating costs and expenses	32,604	28,456	(1,075)	59,985
Impairment	19,540	-	-	19,540
Interest expenses, net and other	4,203	2,570	-	6,773
Other income, net	(460)	72		(388)

Total expenses and other	55,887	31,098	(1,075)	85,910

Income (loss) before income taxes	$8,152	$(164)	$-	$7,988
Net income (loss)	5,247	(118)	-	5,129
Net loss attributable to noncontrolling interests	-	(33)	-	(33)
Net income (loss) attributable to Isramco	5,247	(85)	-	5,162
Total Assets	$100,019	$58,845	$-	$158,864
Expenditures for Long-lived Assets	$8,643	$17,015	$-	$25,658

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2013:
Sales revenues
United States	$35,464	$16,294	$-	$51,758
Israel	15,824	-	-	15,824
Intersegment revenues	-	2,265	(2,265)	-
Office services and other	1,230	-	(120)	1,110

Total revenues and other	52,518	18,559	(2,385)	68,692

Operating costs and expenses	36,194	15,051	(2,385)	48,860
Impairment	23,161	-	-	23,161
Interest expenses, net and other	4,942	1,586	-	6,528
Other income, net	89	(6)		83

Total expenses and other	64,386	16,631	(2,385)	78,632

Income (loss) before income taxes	$(11,868)	$1,928	$-	$(9,940)
Net income (loss)	(7,713)	1,389	-	(6,324)
Net income attributable to noncontrolling interests	-	386	-	386
Net income (loss) attributable to Isramco	(7,713)	1,003	-	(6,710)
Total Assets	$116,137	$41,776	$-	$157,913
Expenditures for Long-lived Assets	$5,526	$17,722	$-	$23,248

11. Commitments and Contingencies

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

12. Asset Retirement Obligation

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):

	2015	2014	2013
Liability for asset retirement obligation at the beginning of the year	$20,046	$18,814	$17,908
Liabilities Incurred	17	423	35
Liabilities settled and divested	(1,035)	(65)	(31)
Accretion expense	856	874	902
Liability for asset retirement obligation at the end of the year	$19,884	$20,046	$18,814

13. Supplemental Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2015, 2014 and 2013 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and ASC 932, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

As of December 31	2015	2014
	United States	United States
Unproved properties not being amortized	$-	$-
Proved property being amortized	243,855	245,022
Accumulated depreciation, depletion amortization and impairment	(213,630)	(177,016)
Net capitalized costs	30,225	68,006

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

As of December 31	2015	2014	2013
Property acquisition costs—proved and unproved properties	$-	$-	$74
Exploration costs	$-	$-	$-
Development costs	$1,230	$4,943	$4,964

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

Economic producibility of reserves is dependent on the crude oil and natural gas prices used in the reserves estimate. We based our December 31, 2015, 2014, and 2013 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, commodity prices are volatile. Declines in crude oil or natural gas prices could result in negative reserves revisions.

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

Our current reserve reports covering United States properties do not reflect any significant or material proved undeveloped reserves (“PUD”).  Nevertheless, we note that the Company owns legacy assets, some of which may include some development potential which has not yet been fully evaluated.  Accordingly, the Company does not currently have a long-term development plan in place for these assets and, therefore, most major expenditures are made on a case-by-case basis.  By rule, reserves cannot be classified as PUDs in the reserve report if a development plan has not been adopted.

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

	Oil Bbls			Gas Mcf
	United States	Israel	Total	United States	Israel	Total
December 31, 2012	3,232,963	-	3,232,963	20,968,608	165,868,963	186,837,571

Revisions of previous estimates	(139,100)	-	(139,100)	464,987	36,128,550	36,593,537
Extensions, discoveries, and other additions	37,457	-	37,457	55,191	-	55,191
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(257,785)	-	(257,785)	(1,798,661)	(2,736,000)	(4,534,661)
December 31, 2013	2,873,535	-	2,873,535	19,690,125	199,261,513	218,951,638
Revisions of previous estimates	286,685	-	286,685	1,994,302	(1,874,617)	119,685
Extensions, discoveries, and other additions	124,886	-	124,886	198,914	-	198,914
Acquisition of minerals in place		-	-	-	-	-
Sales of minerals in place		-	-	-	-	-
Production	(286,301)	-	(286,301)	(1,835,766)	(4,268,000)	(6,103,766)
December 31, 2014	2,998,805	-	2,998,805	20,047,575	193,118,896	213,166,471

Revisions of previous estimates	(836,981)	-	(836,981)	(5,889,831)	(410,862)	(6,300,693)
Extensions, discoveries, and other additions	8,014	-	8,014	23,489	-	23,489
Acquisition of minerals in place		-		-	-	-
Sales of minerals in place	(29,344)	-	(29,344)	(51,896)	-	(51,896)
Production	(256,774)	-	(256,774)	(1,640,485)	(4,505,000)	(6,145,485)
December 31, 2015	1,883,720	-	1,883,720	12,488,852	188,203,034	200,691,886

Proved Developed Reserves

December 31, 2015	1,883,720	-	1,883,720	12,488,852	167,303,034	179,791,886
December 31, 2014	2,998,805	-	2,998,805	20,047,575	173,118,896	193,166,471
December 31, 2013	2,873,535	-	2,873,535	19,690,125	165,061,513	184,751,638

Proved Undeveloped Reserves

December 31, 2015	-	-	-	-	20,900,000	20,900,000
December 31, 2014	-	-	-	-	20,000,000	20,000,000
December 31, 2013	-	-	-	-	34,200,000	34,200,000

	NGL Bbls			Total BOE
	United States	Israel	Total	United States	Israel	Total
December 31, 2012	1,674,596	218,572	1,893,168	8,402,327	27,863,399	36,265,726

Revisions of previous estimates	(98,276)	44,265	(54,020)	(159,878)	6,065,681	5,905,803
Extensions, discoveries, and other additions	-	-	-	46,656	-	46,656
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(113,922)	(3,788)	(117,710)	(671,484)	(459,788)	(1,131,272)
December 31, 2013	1,462,398	259,040	1,721,438	7,617,621	33,469,292	41,086,913
Revisions of previous estimates	53,320	(2,635)	50,685	672,389	(315,071)	357,318
Extensions, discoveries, and other additions	2,332	-	2,332	160,370	-	160,370
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(107,093)	(5,350)	(112,443)	(699,355)	(716,683)	(1,416,038)
December 31, 2014	1,410,957	251,055	1,662,012	7,751,025	32,437,538	40,188,563

Revisions of previous estimates	(680,340)	(395)	(680,735)	(2,498,961)	(68,873)	(2,567,834)
Extensions, discoveries, and other additions	4,889	-	4,889	16,818	-	16,818
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	(37,993)	-	(37,993)
Production	(92,733)	(6,074)	(98,807)	(622,921)	(756,907)	(1,379,828)
December 31, 2015	642,773	244,586	887,359	4,607,968	31,611,758	36,219,726

Proved Developed Reserves

December 31, 2015	642,773	244,586	887,359	4,607,968	28,128,425	32,736,393
December 31, 2014	1,410,957	251,055	1,662,012	7,751,025	29,104,205	36,855,230
December 31, 2013	1,462,398	259,040	1,721,438	7,617,621	27,769,292	35,386,913
Proved Undeveloped Reserves

December 31, 2015	-	-	-	-	3,483,333	3,483,333
December 31, 2014	-	-	-	-	3,333,333	3,333,333
December 31, 2013	-	-	-	-	5,700,000	5,700,000

(1)
Gas reserves are converted to BOE at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to BOE on a one-to-one basis with oil.

Extensions, discoveries, and other additions —

The increase in 2014 and 2013 of the United State reserves is from development of onshore assets, primarily in the Permian Basin.

Revisions of Previous Estimates —

2013 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United State downward Revisions of Previous Estimates was due to significantly lower average first-day of the month natural gas and NGLs prices calculated for the 12 months ended December 31, 2013 compared to prices as of December 31, 2012. The Israel upward Revisions of Previous Estimates were due to information that became available regarding our proved reserves. Also, this new information has allowed us to predict better our future economical sales.

2014 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United State downward Revisions of Previous Estimates was due to significantly lower average first-day of the month NGLs prices calculated for the 12 months ended December 31, 2014 compared to prices as of December 31, 2013; decreased production volumes and increased production costs associated with operations in several of our leases.

2015 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United State downward Revisions of Previous Estimates was due to significantly lower average first-day of the month NGLs prices calculated for the 12 months ended December 31, 2015 compared to prices as of December 31, 2014; decreased production volumes and increased production costs associated with operations in several of our leases.

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

The Company believes that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

Results of operations from producing activities were as follows for the years ended December 31:

thousands	United States	Israel	Total
December 31, 2015
Revenues	$17,047	$25,151	$42,198
Production costs	14,919	-	14,919
Depreciation, depletion, amortization and accretion	6,923	-	6,923
Income tax expense (benefit)	(1,678)	8,803	7,125
Results of operations from producing activities	(3,117)	16,348	13,231

December 31, 2014
Revenues	$36,874	$25,144	$62,018
Production costs	19,323	-	19,323
Depreciation, depletion, amortization and accretion	8,678	-	8,678
Income tax expense	3,106	8,800	11,906
Results of operations from producing activities	5,767	16,344	22,111

December 31, 2013
Revenues	$35,464	$15,824	$51,288
Production costs	20,200	-	20,200
Depreciation, depletion, amortization and accretion	11,568	-	11,568
Income tax expense	1,294	5,538	6,832
Results of operations from producing activities	2,402	10,286	12,688

Estimates of future net cash flows from proved reserves of natural gas, oil, condensate, and NGLs for 2015, 2014, and 2013 are computed using the average first-day-of-the-month price during the 12-month period for the respective year. Prices used to compute the information presented in the tables below are adjusted only for fixed and determinable amounts under provisions in existing contracts. Estimated future net cash flows for all periods presented are reduced by estimated future development and production based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development and production costs. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense. The 10% discount factor is prescribed by U.S. Generally Accepted Accounting Principles.

In thousands
	United States	Israel	Total
December 31, 2015
Future cash inflows	$128,449	$1,052,572	$1,181,021
Future development costs	(673)	-	(673)
Future production costs	(78,345)	(361,608)	(439,953)
Future income tax expenses	-	(210,326)	(210,326)

Future net cash flows	49,431	480,638	530,069
10% annual discount for estimated timing of cash flows	(20,634)	(231,752)	(252,386)

Standardized measure of discounted future net cash flows	$28,797	$248,886	$277,683

December 31, 2014
Future cash inflows	$405,533	$1,155,986	$1,561,519
Future development costs	(877)	-	(877)
Future production costs	(201,264)	(389,960)	(591,224)
Future income tax expenses	(39,238)	(242,017)	(281,255)

Future net cash flows	164,154	524,009	688,163
10% annual discount for estimated timing of cash flows	(73,614)	(256,244)	(329,858)

Standardized measure of discounted future net cash flows	$90,540	$267,765	$358,305

December 31, 2013
Future cash inflows	$397,415	$1,174,563	$1,571,978
Future development costs	(876)	-	(876)
Future production costs (1)	(189,354)	(372,384)	(561,738)
Future income tax expenses	(32,402)	(244,318)	(276,720)

Future net cash flows	174,783	557,861	732,644
10% annual discount for estimated timing of cash flows	(81,017)	(296,672)	(377,689)

Standardized measure of discounted future net cash flows	$93,766	$261,189	$354,955

(1)
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

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2015

In thousands

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	United States	Israel	Total
2015
Balance at January 1	$90,540	$267,765	$358,305
Sales and transfers of oil and gas produced, net of production costs	(2,219)	(25,151)	(27,370)
Net changes in prices and production costs	(62,407)	(27,548)	(89,955)
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	37	-	37
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(14,175)	(745)	(14,920)
Purchases of minerals in place	-	-	-
Sales of minerals in place	(465)	-	(465)
Accretion of discount	9,775	36,064	45,839
Net change in income taxes	17,165	9,100	26,265
Change in production rates and other	(9,454)	(10,599)	(20,053)

Balance at December 31	$28,797	$248,886	$277,683

2014
Balance at January 1	$93,766	$261,189	$354,955
Sales and transfers of oil and gas produced, net of production costs	(17,808)	(25,144)	(42,952)
Net changes in prices and production costs	(3,407)	(5,281)	(8,688)
Changes in estimated future development costs, net of current development costs	(4,942)	-	(4,942)
Extensions, discoveries, additions, and improved recovery, less related costs	5,907	-	5,907
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	10,653	(3,407)	7,246
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	9,648	34,253	43,901
Net change in income taxes	(4,803)	(14,961)	(19,764)
Change in production rates and other	1,526	21,116	22,642

Balance at December 31	$90,540	$267,765	$358,305

2013
Balance at January 1	$95,813	$202,302	$298,115
Sales and transfers of oil and gas produced, net of production costs	(15,485)	-	(15,485)
Net changes in prices and production costs	3,294	9,921	13,215
Changes in estimated future development costs, net of current development costs	(1,433)	-	(1,433)
Extensions, discoveries, additions, and improved recovery, less related costs	1,489	-	1,489
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(166)	85,290	85,124
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	9,586	33,123	42,709
Net change in income taxes	11,094	14,005	25,099
Change in production rates and other	(10,426)	(83,452)	(93,878)

Balance at December 31	$93,766	$261,189	$354,955

Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	March 31	June 30	September 30	December 31
2015
Total Revenues	$16,638	$19,211	$23,828	$14,832
Net Income (loss) before taxes	2,599	1,651	(15,827)	(18,662)
Net Income (loss)	1,625	951	(10,448)	(13,116)
Net loss attributable to noncontrolling interests	(181)	(353)	(459)	(2,685)
Net income (loss) attributable to Isramco	1,806	1,304	(9,989)	(10,431)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$0.66	$0.48	$(3.68)	$(3.84)
Net income (loss) attributable to common stockholders - diluted	$0.66	$0.48	$(3.68)	$(3.84)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2014
Total Revenues	$21,368	$23,233	$27,685	$21,612
Net Income (loss) before taxes	6,380	6,071	9,684	(14,147)
Net Income (loss)	4,185	3,939	6,320	(9,315)
Net income (loss) attributable to noncontrolling interests	108	(22)	77	(196)
Net income (loss) attributable to Isramco	4,077	3,961	6,243	(9,119)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$1.50	$1.46	$2.30	$(3.36)
Net income (loss) attributable to common stockholders - diluted	$1.50	$1.46	$2.30	$(3.36)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2013
Total Revenues	$11,452	$17,038	$19,585	$20,617
Net Income (loss) before taxes	(784)	4,845	6,057	(20,058)
Net Income (loss)	(509)	3,172	3,999	(12,986)
Net income (loss) attributable to noncontrolling interests	(1)	65	176	146
Net income (loss) attributable to Isramco	(508)	3,107	3,823	(13,132)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$(0.19)	$1.14	$1.41	$(4.83)
Net income (loss) attributable to common stockholders - diluted	$(0.19)	$1.14	$1.41	$(4.83)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691