Form 10-Q
period 2016-03-31
ISRAMCO INC
filed 2016-05-10
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of May 10, 2016, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of March 31, 2016	As of December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$22,952	$22,078
Accounts receivable, net of allowances for doubtful accounts of $1,825 and $1,743	10,015	12,460
Restricted and designated cash	186	185
Inventories	770	871
Prepaid expenses and other	2,268	2,679
Total Current Assets	36,191	38,273

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	243,915	243,855
Advanced payment for equipment	440	440
Other	56,654	56,490
Total Property and Equipment	301,009	300,785
Accumulated depreciation, depletion, amortization and impairment	(237,256)	(235,194)
Net Property and Equipment	63,753	65,591

Deferred tax assets and other	36,832	35,496
Deferred financing Costs	389	419
Restricted cash – long term	7,628	7,080
Investments	98	98
Total assets	$144,891	$146,957

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$11,862	$13,122
Bank overdraft	68	350
Short term debt and current maturities of long-term debt, net of discount of $818 and $820	9,675	9,602
Payables and accrued interest due to related party	63	63
Accrued Interest	947	950
Derivative liability	1,107	1,171
Total current liabilities	23,722	25,258

Long term debt, net of discount of $3,547 and $3,748	102,053	104,252

Other Long-term Liabilities:
Asset retirement obligations	20,104	19,884
Derivative liability	1,811	431
Total liabilities	147,690	149,825

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(22,894)	(23,405)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity (deficit)	822	311
Non controlling interest	(3,621)	(3,179)
Total deficit	(2,799)	(2,868)
Total liabilities and shareholders’ equity (deficit)	$144,891	$146,957

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31
	2016	2015

Revenues
Oil and gas sales	$9,090	$10,525
Production services	3,298	5,815
Office services	151	158
Other	154	140
Total revenues	12,693	16,638

Operating expenses
Lease operating expense, transportation and taxes	2,359	4,175
Depreciation, depletion and amortization	1,479	2,255
Impairments	583	-
Accretion expense	220	208
Production services	3,783	4,804
Loss (gain) from plug and abandonment	(30)	2
General and administrative	1,086	1,097
Total operating expenses	9,480	12,541
Operating income	3,213	4,097

Other expenses
Interest expense, net	1,180	-
Interest expense – related party, net	-	1,488
Loss from derivative contracts, net	1,671	-
Capital loss	17	10
Total other expenses	2,868	1,498

Income before income taxes	345	2,599
Income tax expense	276	974

Net income	$69	$1,625
Net loss attributable to non-controlling interests	(442)	(181)
Net income attributable to Isramco	$511	$1,806

Earnings per share – basic:	$0.19	$0.66

Earnings per share – diluted:	$0.19	$0.66

Weighted average number of shares outstanding basic:	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2016	2015
Net income	$69	$1,625
Comprehensive income	69	1,625
Comprehensive loss attributable to non-controlling interests	(442)	(181)
Comprehensive Income attributable to Isramco	$511	$1,806

See notes to the unaudited condensed consolidated financial statements.

ISRAMCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended March 31,
	2016	2015

Cash Flows From Operating Activities:
Net income	$69	$1,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	2,062	2,255
Bad debt expense	82	56
Accretion expense	220	208
Changes in deferred taxes	(1,336)	(650)
Net unrealized loss on derivative contracts	1,316	-
Loss on sale of equipment and other	17	10
Amortization of debt cost	233	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	2,363	4,047
Prepaid expenses, other receivables and other current assets	411	975
Due to related party	-	1,371
Inventories	101	(373)
Accounts payable and accrued expenses	(1,265)	(3,891)
Net cash provided by operating activities	4,273	5,633

Cash flows from investing activities:
Addition to property and equipment, net	(240)	(2,466)
Restricted cash and deposit, net	(548)	-
Net cash used in investing activities	(788)	(2,466)

Cash flows from financing activities:
Repayments on loans – related parties, net	-	(855)
Repayment of long term debt	(1,800)	-
Borrowings (repayments) of bank overdraft, net	(282)	193
Payments of deferred financing costs	-	(125)
Repayments of short - term debt, net	(529)	(480)
Net cash used in financing activities	(2,611)	(1,267)

Net increase in cash and cash equivalents	874	1,900
Cash and cash equivalents at beginning of period	22,078	2,027
Cash and cash equivalents at end of period	$22,952	$3,927

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

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015 and Isramco’s financial position as of March 31, 2016.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of March 31, 2016. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

Impairment

We review our property and equipment in accordance with Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires us to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. During the three months ended March 31, 2016, the Company recognized impairment on the oil and gas properties in the amount of $583,000.

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

Aggregate maturities of contractual obligations at March 31, 2016 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2016	7,200
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$115,200

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $1,612,000 and $1,624,000 during the three months ended March 31, 2016 and 2015 respectively.

Cash payments for interest were $950,000 and $175,000 for the periods ended March 31, 2016 and 2015 respectively.

The condensed consolidated statement of cash flows for the period ended March 31, 2016 excludes the following non-cash transactions:

●	Increase in property and equipment of $1,000 due to additional asset retirement obligation.

The condensed consolidated statement of cash flows for the period ended March 31, 2015 excludes the following non-cash transactions:

●	Deferred financing costs of $150,000 were included in accounts payable.
●	Property and equipment of $44,000 included in accounts payable.
●	An increase in property and equipment of $27,000 due to additional asset retirement obligation.
●	A related-party accrued interest payment of $31,000 withholding tax was included in accounts payable.

Note 3 - Financial Instruments and Fair Value

Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820) the Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's consolidated balance sheets, but also the impact of the Company's non-performance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company believes that it utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

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

As a result of these financial instruments, the Company recorded a net loss from derivative contracts in the amount of $1,671,000 consisting of $1,316,000 of unrealized loss and $355,000 in cash settlements for the three months ended March 31, 2016.

Financial Instruments as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

		March 31, 2016		December 31, 2015
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(1,107)	$(1,107)	$(1,171)	$(1,171)

LT Liabilities:
Interest rate swaps	Level 2	(1,811)	(1,811)	(431)	(431)

		$(2,918)	$(2,918)	$(1,602)	$(1,602)

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

Note 4 - Long-Term Debt and Interest Expense

Long-term debt as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Bank loan
Principal amount	$115,200	$117,000
Less: unamortized discount and debt costs	(4,365)	(4,568)
Total long-term debt	110,835	112,432
Less: current maturities and current discount amortization	(8,782)	(8,180)

Long-term debt, net of current maturities	$102,053	$104,252

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

On January 1, 2016 the Company made a payment in the amount of $2,750,000 consisting of $1,800,000 and $950,000 in principal and in interest respectively.

The Company incurred debt costs in obtaining the DB facility in the amount of $2,011,000 and $2,959,000 in fees that were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the three months ended March 31, 2016 totaled $203,000.

As of March 31, 2016, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

The SG Facility provides that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of March 31, 2016 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company has incurred $478,000 of financing costs in relation to this credit facility which have been capitalized as a long-term asset and is being amortized over the term on the agreement on a straight-line basis. Amortization of these costs for the three months ended March 31, 2016 totaled $30,000.

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

As of March 31, 2016, no amounts were drawn under the SG Facility and Isramco Onshore was in compliance with the financial covenants required under the SG Facility.

Short-Term Debt

As of March 31, 2016 and December 31, 2015 outstanding debt from short-term insurance financing agreements totaled $893,000 and $1,422,000 respectively. During the three months ended March 31, 2016, the Company made cash payments totaling $529,000. The Company also decreased its bank overdraft by $282,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the three months ended March 31, 2016, and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Current debt, long-term debt and other - banks	$1,180	$-
Long-term debt – related parties	-	1,488

	$1,180	$1,488

Note 5 - Tamar Field Proceeds

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2015, which disclosure is hereby incorporated herein by reference thereto.

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

During the three months ended March 31, 2016, Tamar Field net sales attributable to Isramco amounted to 1,186,421 Mcf of natural gas and 1,597 Bbl of condensate with prices of $5.39 per Mcf and $26.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,446,000. The Israeli Tax Authority withheld $1,612,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s condensed consolidated balance sheets.

During the three months ended March 31, 2015, Tamar Field net sales attributable to Isramco amounted to 1,069,514 Mcf of natural gas and 1,430 Bbl of condensate with prices of $5.67 per Mcf and $55.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,128,000. The Israeli Tax Authority withheld $1,624,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s condensed consolidated balance sheets.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of March 31, 2016, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2016:
Sales revenues
United States	$2,644	$3,298	$-	$5,942
Israel	6,446	-	-	6,446
Intersegment revenues	-	-	-	-
Office services and other	335	-	(30)	305

Total revenues and other	9,425	3,298	(30)	12,693

Impairment expense	583	-	-	583
Operating costs and expenses	4,250	4,677	(30)	8,897
Interest expenses, net	348	832	-	1,180
Loss on derivative contracts	1,671	-	-	1,671
Capital loss	17	-	-	17

Total expenses and other	6,869	5,509	(30)	12,348

Income (loss) before income taxes	$2,556	$(2,211)	$-	$345
Net Income (loss)	1,661	(1,592)	-	69
Net loss attributable to noncontrolling interests	-	(442)	-	(442)
Net income (loss) attributable to Isramco	1,661	(1,150)	-	511
Total Assets	$103,768	$41,123	$-	$144,891
Expenditures for Long-lived Assets	$113	$170	$-	$283

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2015:
Sales revenues
United States	$4,397	$5,815	$-	$10,212
Israel	6,128	-	-	6,128
Intersegment revenues	-	-	-	-
Office services and other	328	-	(30)	298

Total revenues and other	10,853	5,815	(30)	16,638

Operating costs and expenses	6,662	5,909	(30)	12,541
Interest expenses, net	694	794	-	1,488
Capital (gain) loss	(7)	17	-	10

Total expenses and other	7,349	6,720	(30)	14,039

Income before income taxes	$3,504	$(905)	$-	$2,599
Net Income (loss)	2,277	(652)	-	1,625
Net loss attributable to noncontrolling interests	-	(181)	-	(181)
Net income (loss) attributable to Isramco	2,277	(471)	-	1,806
Total Assets	$100,046	$57,209	$-	$157,255
Expenditures for Long-lived Assets	$1,610	$960	$-	$2,570

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated by reference herein.

As noted above in Note 4 to the Company’s condensed consolidated financial statements, in 2009 two natural gas discoveries known as "Tamar" and "Dalit" were made within the area covered by the Michal and Matan Licenses respectively and are known as the Tamar Field. In December 2009 the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038. The Tamar Field is approximately 95 kilometers off the coast of the Israel in the Israel exclusive economic zone of the Eastern Mediterranean with a water depth of approximately 1,700 meters. On March 31, 2013, the Tamar Field began its initial production of the natural gas.

During the three months ended March 31, 2016, Tamar Field net sales attributable to Isramco amounted to 1,186,421 Mcf of natural gas and 1,597 Bbl of condensate with prices of $5.39 per Mcf and $26.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,446,000. Israeli Tax Authorities withheld $1,612,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s condensed consolidated balance sheets.

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

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2016 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

On June 30, 2015, the Company obtained a credit facility with The Societe Generale. The facility provides for a commitment by Societe Generale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility is four (4) years and it is secured by certain onshore United States oil and gas properties. Interest on borrowing is variable as disclosed in Note 4.

During the three months ended March 31, 2016, our cash increased by $0.9 million. Specifically, the net cash provided by operating activities of $4.3 million were offset by an investment of $0.8 million in production services equipment and oil and gas properties and restricted cash deposits, $1.8 million in repayments of long term debt, $0.5 million in repayments of short-term debt and $0.3 million in repayments of bank overdraft.

Debt:

	As of March 31,	As of December 31,
In thousands	2016	2015
Long – term debt net of discount and bank fees	$102,053	$104,252

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	9,743	9,952
Total debt	$111,796	$114,204

Stockholders’ equity	$(2,799)	$(2,868)

Debt to capital ratio	100%	100%

As of March 31, 2016, our total debt was $111,796,000, compared to total debt of $114,204,000 at December 31, 2015.

Contractual Obligations

Aggregate maturities of contractual obligations at March 31, 2016 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2016	7,200
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$115,200

Cash Flow

Our primary source of cash during the three months ended March 31, 2016 was cash flow from operating activities. In the first quarter of 2016, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, increase of restricted cash deposit and repayment of short term and long term loans. In the first quarter of 2015, cash received from operations was primarily used for investments in production services equipment and oil and gas properties and repayment of loans.

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

	Three months Ended March 31,
	2016	2015
	(In thousands)
Cash flows provided by operating activities	$4,273	$5,633
Cash flows used in investing activities	(788)	(2,466)
Cash flows used in financing activities	(2,611)	(1,267)
Net increase in cash	$874	$1,900

Operating Activities.  During the three months ended March 31, 2016, compared to the same period in 2015, net cash flow provided by operating activities decreased by $1,360,000 to $4,273,000. The decrease was primarily attributable to lower commodity prices received for our United States Oil, Natural Gas, and NGL sales and a decrease in revenues from our production services segment.

Investing Activities.  Net cash flows used in investing activities for the three months ended March 31, 2016 and 2015 were $788,000 and $2,466,000, respectively. During the first three months of 2016, the Company invested $788,000, consisting of $70,000 for oil and gas properties, $170,000 in production services equipment and $548,000 increase in restricted cash. During the first three months of 2015, the Company invested $2,466,000, consisting of $1,555,000 for oil and gas properties and $911,000 in production services equipment.

Financing Activities.  Net cash flows used in financing activities were $2,611,000 and $1,267,000 for the three months ended March 31, 2016 and 2015, respectively. During the first three months of 2016 the Company made payments on long term debt of $1,800,000, made payments on short term debt and bank overdraft in the amount of $811,000. During the first three months of 2015 the Company made payments on related party debt of $855,000, made payments on short term debt in the amount of $480,000, paid deferred financing costs of $125,000, and increased its bank overdraft by $193,000.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Selected Data
	Three Months Ended March 31,
	2016	2015
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$2,644	$4,397
Israel	6,446	6,128
Production Services	3,298	5,815
Other	305	298
Total revenues and other	12,693	16,638

Cost and expenses	9,480	12,541
Other expenses	2,868	1,498
Income tax expense	276	974
Net income attributable to common shareholders	69	1,625
Net income (loss) attributable to non-controlling interests	(442)	(181)
Net income attributable to Isramco	511	1,806
Earnings per common share – basic	$0.19	$0.66
Earnings per common share – diluted	$0.19	$0.66

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$5,123	$6,550
Sales volumes United States (MBOE)	138	153
Sales volumes Israel (MBOE)	199	180

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$13.58	$23.03
General and administrative (oil and gas production segment)	$6.88	$6.21
Depletion	$5.47	$8.67

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

Financial Results

Net income in the first quarter of 2016 was $511,000 or $0.19 per share. This compares to net income in the first quarter of 2015 of $1,806,000 or $0.66 per share.

This decrease was primarily due to the decrease in oil, natural gas and NGLs prices, and a resulting decrease in both the revenues from production service activities, and oil and gas operations in United States.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended March 31, 2016 the Tamar Field net sales applicable to Isramco amounted to 1,186,421 Mcf of natural gas and 1,597 Bbl of condensate with prices of $5.39 per Mcf and $26.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,446,000.

During the three months ended March 31, 2015 the Tamar Field net sales applicable to Isramco amounted to 1,069,514 Mcf of natural gas and 1,430 Bbl of condensate with prices of $5.67 per Mcf and $55.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,128,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2016	2015	Δ vs. 2015
Gas sales	$670	$999	(33)%
Oil sales	1,729	3,019	(43)
Natural gas liquid sales	245	379	(35)
Total	$2,644	$4,397	(40)%

The Company’s sales revenues from U.S. based oil and gas operations for the first quarter of 2016 decreased by 40% when compared to same period in 2015 due to lower prices received for oil, natural gas, and NGLs, and lower volumes produced of crude oil, natural gas, and NGLs.

Volumes and Average Prices

	Three Months Ended March 31,
	2016	2015	Δ vs. 2015
Natural Gas
Sales volumes Mmcf	351.5	390.6	(10)%
Average Price per Mcf	$1.91	$2.56	(25)
Total gas sales revenues (thousands)	$670	$999	(33)%

Crude Oil
Sales volumes MBbl	58.4	65.8	(11)%
Average Price per Bbl	$29.58	$45.86	(36)
Total oil sales revenues (thousands)	$1,729	$3,019	(43)%

Natural gas liquids
Sales volumes MBbl	20.7	22.2	(7)%
Average Price per Bbl	$11.84	$17.11	(31)
Total natural gas liquids sales revenues (thousands)	$245	$379	(35)%

In the United States the Company’s natural gas sales volumes decreased by 10%, crude oil sales volumes decreased by 11%, and natural gas liquids sales volumes decreased by 7% for the first quarter of 2016 compared to the same period of 2015.

The Company’s average natural gas price received for the first quarter of 2016 decreased by 25%, or $0.65 per Mcf, when compared to the same period of 2015. The Company’s average crude oil price for the first quarter of 2016 decreased by 36%, or $16.28 per Bbl, when compared to the same period of 2015. Our average natural gas liquids price for the first quarter of 2016 decreased by 31%, or $5.27 per Bbl, when compared to the same period of 2015.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended March 31, 2016 compared to the same period of 2015.

In thousands	Natural Gas	Oil	Natural gas liquids
2015 sales revenues	$999	$3,019	$379
Changes associated with sales volumes	(100)	(338)	(25)
Changes in prices	(229)	(952)	(109)
2016 sales revenues	$670	$1,729	$245

Operating Expenses (excluding production services segment)

	Three Months Ended March 31,
In thousands except percentages	2016	2015	Δ vs. 2015
Lease operating expense, transportation and taxes	$2,359	$4,175	(43)%
Depreciation, depletion and amortization of oil and gas properties	753	1,327	(43)
Impairment of oil and gas properties	583	-	100
Accretion expense	220	208	6
Loss (gain) from plugging and abandonment of wells	(30)	2	NM
General and administrative	948	950	NM
	$4,833	$6,662	(27)%

During three months ended March 31, 2016, our operating expenses decreased by 27% when compared to the same period of 2015 due to the following factors:

•
Lease operating expense, transportation cost and taxes decreased by 43%, or $1,816,000, in 2016 when compared to 2015 due to fewer workovers, more favorable pricing with vendors, decreased severance taxes and marketing expenses as a result of decline in oil and natural gas prices and decrease in payroll expenses associated with field personnel.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $9.45 per MBOE to $13.58 per MBOE in 2016 from $23.03 per MBOE in 2015.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 43%, or $574,000 in 2016 when compared to 2015 primarily due to a 2015 impairment of $33,138,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $3.20 per MBOE to $5.47 per MBOE in 2016 from $8.67 per MBOE in 2015.

•
Impairment of oil and gas properties in the amount of $583,000 occurred in the first quarter of 2016 as a result of significant drops in commodity futures prices. No such triggering event occurred in the same period of 2015.

Production Services Segment

	Three Months Ended March 31,
In thousands except percentages	2016	2015	Δ vs. 2015
Production Services (1)	$3,298	$5,815	(43)%
Operating expenses	3,783	4,804	(21)
Depreciation	726	928	(22)
General and administrative	168	177	(5)
Operating Income	$(1,379)	$(94)	(1,367)%

(1)	Production Services revenue includes intersegment revenues.

•
Our sales revenues from production services operations for the first quarter of 2016 decreased by 43% or $2,517,000 when compared to same period in 2015 due to a decrease in the prices that we charge our customers and the number of rigs deployed as a result in lower demand for our services caused by declined oil and gas prices.

•	Operating expenses from production services operations for the first quarter of 2016 decreased by 21% or $1,021,000 when compared to the same period in 2015.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first quarter of 2016 totaled $726,000, a decrease of $202,000 compared to the same period in 2015. This decrease in depreciation is primarily a result of a $10,566,000 2015 impairment which reduced the depreciable base.

•	General and administrative expenses from production services operations for the first quarter of 2016 totaled $168,000, a decrease of $9,000 compared to the same period in 2015.

Other expenses

	Three Months Ended March 31,
In thousands except percentages	2016	2015	Δ vs. 2015
Interest expense, net	$1,180	$1,488	(21)%
Loss on interest rate swap	1,671	-	100
Capital loss	17	10	70
	$2,868	$1,498	91%

Interest expense.  Isramco’s interest expense decreased by 21%, or $308,000, for the three months ended March 31, 2016 compared to the same period of 2015.  This decrease was primarily due to a lower interest rates during the first quarter of 2016 compared to 2015.

Unrealized loss on interest rate swap. Isramco entered into an interest rate swap agreement with Deutsche Bank at the end of the second quarter of 2015. For the first quarter of 2016 we recorded a loss as a result of changes in fair value of the derivative in the amount of $1,316,000 and a cash settlement of $355,000. Isramco had no similar transaction for the same period of the previous year.

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

	Three Months Ended March 31,
In thousands except percentages	2016	2015
Income from operations before income taxes	$345	$2,599
Depreciation, depletion and amortization expense	1,479	2,255
Impairment of oil and gas properties	583	-
Interest expense	1,180	1,488
Unrealized loss on interest rate swap	1,316	-
Accretion expense	220	208
Consolidated Adjusted EBITDAX	$5,123	$6,550

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ISRAMCO, INC

Date: May 10, 2016	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: May 10, 2016	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: May 10, 2016	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)