Form 10-Q
period 2016-06-30
ISRAMCO INC
filed 2016-08-08
CIK 719209

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

2425 West Loop South, Suite 810, HOUSTON, TX 77027
 (Address of Principal Executive Offices)

713-621-5946
(Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of August 8, 2016, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of June 30, 2016	As of December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$23,773	$22,078
Accounts receivable, net of allowances for doubtful accounts of $1,917 and $1,743	9,445	12,460
Restricted and designated cash	686	185
Inventories	781	871
Prepaid expenses and other	2,919	2,679
Total Current Assets	37,604	38,273

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	243,990	243,855
Advanced payment for equipment	440	440
Other	56,817	56,490
Total Property and Equipment	301,247	300,785
Accumulated depreciation, depletion, amortization and impairment	(238,712)	(235,194)
Net Property and Equipment	62,535	65,591

Deferred tax assets and other	37,187	35,496
Deferred financing Costs	359	419
Restricted cash – long term	7,227	7,080
Investments	183	98
Total assets	$145,095	$146,957

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$11,622	$13,122
Bank overdraft	300	350
Short term debt and current maturities of long-term debt, net of discount of $809 and $820	9,481	9,602
Payables and accrued interest due to related party	114	63
Accrued Interest	962	950
Derivative liability	1,085	1,171
Total current liabilities	23,564	25,258

Long term debt, net of discount of $3,348 and $3,748	99,852	104,252

Other Long-term Liabilities:
Asset retirement obligations	20,313	19,884
Derivative liability	2,218	431
Total liabilities	145,947	149,825

Commitments and contingencies

Shareholders' equity (deficit):
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(20,462)	(23,405)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders' equity (deficit)	3,254	311
Non controlling interest	(4,106)	(3,179)
Total deficit	(852)	(2,868)
Total liabilities and shareholders' equity (deficit)	$145,095	$146,957

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Revenues
Oil and gas sales	$9,945	$10,999	$19,035	$21,524
Production services	3,001	5,985	6,299	11,800
Office services	142	161	293	319
Gain on divestiture	600	1,824	600	1,824
Other	182	242	336	382
Total revenues	13,870	19,211	26,563	35,849

Operating expenses
Lease operating expense, transportation and taxes	2,303	3,724	4,662	7,899
Depreciation, depletion and amortization	1,456	2,551	2,935	4,806
Impairment of oil and gas assets	-	1,838	583	1,838
Accretion expense	221	213	441	421
Production services	3,571	5,918	7,354	10,722
Loss (gain) from plug and abandonment	6	1	(24)	3
General and administrative	1,174	1,148	2,260	2,245
Total operating expenses	8,731	15,393	18,211	27,934
Operating income	5,139	3,818	8,352	7,915

Other expenses
Interest expense, net	1,200	-	2,380	88
Interest expense – related party, net	-	1,478	-	2,878
Loss from derivative contracts, net	680	672	2,351	672
Capital loss	-	17	17	27
Total other expenses	1,880	2,167	4,748	3,665

Income before income taxes	3,259	1,651	3,604	4,250
Income tax expense	(1,312)	(700)	(1,588)	(1,674)

Net income	$1,947	$951	$2,016	$2,576
Net loss attributable to non-controlling interests	(485)	(353)	(927)	(534)
Net income attributable to Isramco	$2,432	$1,304	$2,943	$3,110

Earnings per share – basic:	$0.89	$0.48	$1.08	$1.14

Earnings per share – diluted:	$0.89	$0.48	$1.08	$1.14

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income	$1,947	$951	$2,016	$2,576
Comprehensive income	1,947	951	2,016	2,576
Comprehensive loss attributable to non-controlling interests	(485)	(353)	(927)	(534)
Comprehensive Income attributable to Isramco	$2,432	$1,304	$2,943	$3,110

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months Ended June 30,
	2016	2015

Cash Flows From Operating Activities:
Net income	$2,016	$2,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	3,518	6,644
Bad debt expense	174	52
Accretion expense	441	421
Gain on divestiture	(600)	(1,824)
Changes in deferred taxes	(1,691)	(1,359)
Net unrealized loss on derivative contracts	1,701	672
Loss on sale of equipment and other	17	27
Amortization of debt cost	471	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	2,841	4,319
Prepaid expenses, other receivables and other current assets	(240)	1,332
Due to related party	51	(4,849)
Inventories	90	(376)
Accounts payable and accrued expenses	(1,501)	(4,310)
Net cash provided by operating activities	7,288	3,325

Cash flows from investing activities:
Addition to property and equipment, net	(478)	(4,221)
Proceeds from sale of oil and gas properties and equipment	600	1,045
Restricted cash and deposit, net	(647)	(4,780)
Investment in Apache Flats	(85)	-
Net cash used in investing activities	(610)	(7,956)

Cash flows from financing activities:
Repayments on loans – related parties, net	-	(94,250)
Borrowings (repayments) of long term debt	(4,200)	115,030
Borrowings (repayments) of bank overdraft, net	(50)	89
Payments of deferred financing costs	-	(513)
Repayments of short - term debt, net	(733)	(959)
Net cash provided by (used in) financing activities	(4,983)	19,397

Net increase in cash and cash equivalents	1,695	14,766
Cash and cash equivalents at beginning of period	22,078	2,027
Cash and cash equivalents at end of period	$23,773	$16,793

See notes to the unaudited consolidated financial statements.

Isramco Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. and its subsidiaries and affiliated companies (together referred to as "We", "Our", "Isramco" or the "Company") is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a production services company that provides well maintenance and workover services, well completion, and recompletion services.

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco's Annual Report on Form 10-K for the year ended December 31, 2015.

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco's results of operations and cash flows for the six-month periods ended June 30, 2016 and 2015 and Isramco's financial position as of June 30, 2016.

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

Consolidated interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The Company has evaluated events or transactions through the date of issuance of these consolidated financial statements.

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of June 30, 2016. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

Isramco entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 3 for details.

Our production services segment customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform ongoing credit evaluations of our customers and usually do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial position should be considered in light of the fluctuations in demand experienced by oilfield service companies as changes in oil and gas producers' expenditures and budgets occur. These fluctuations can impact our results of operations and financial position as supply and demand factors directly affect utilization and hours which are the primary determinants of our net cash provided by operating activities.

Isramco maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

Risk Management Activities

The Company follows Accounting Standards Codification (ASC) 815, Derivatives and Hedging. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production or may hedge interest rates on variable interest rate loans. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company has elected not to designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in "Net loss (gain) on derivative contracts" in the consolidated statements of operations. Currently, the Company has no derivative contracts in place to hedge against fluctuations in oil and natural gas prices.

Fair Value

Fair value accounting applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, these accounting requirements establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Level 3 inputs are unobservable inputs for the asset or liability, and are typically based on an entity's own assumptions, as there is little, if any, related market activity.

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

Consolidation

The consolidated financial statements include the accounts of Isramco and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

Impairment

We review our property and equipment in accordance with Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires us to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. During the six months ended June 30, 2016, the Company recognized impairment on the oil and gas properties in the amount of $583,000.

Asset Retirement Obligation

ASC 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company's legal obligations related to future plugging and abandonment of its oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.

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

Aggregate maturities of contractual obligations at June 30, 2016 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2016	4,800
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$112,800

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $3,277,000 and $3,033,000 during the six months ended June 30, 2016 and 2015 respectively.

Cash payments for interest were $1,896,000 and $7,442,000 for the periods ended June 30, 2016 and 2015 respectively.

The consolidated statement of cash flows for the period ended June 30, 2016 excludes the following non-cash transactions:

●	Increase in property and equipment of $1,000 due to additional asset retirement obligation.

The consolidated statement of cash flows for the period ended June 30, 2015 excludes the following non-cash transactions:

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

On June 16, 2015, Tamar Royalties LLC ("Tamar Royalties"), a wholly owned subsidiary of the Company, engaged in an interest rate swap agreement ("IRS Agreement") with the Deutsche Bank AG London Branch ("DBAG"). An interest rate swap is an agreement between two parties (known as counterparties) where one stream of future interest payments is exchanged for another based on a specified notional principal amount. Interest rate swaps often exchange fixed interest payments for floating interest payments that are linked to interest rates.

As previously disclosed on the Company's Form 8-K filed May 22, 2015, Tamar Royalties entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 4 "Long-Term Debt and Interest Expense". Under the terms of this facility, Tamar Royalties, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties and DBAG entered into the IRS agreement whereby the company hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

(a)    Tamar Royalties hedged 37.5% of the perpetual outstanding balance under the facility, being an initial notional amount of $45,000,000, with a fixed rate swap whereby the Company will pay DBAG a fixed interest rate of 4.63%, and DBAG will pay the Company a monthly floating interest rate of USD-LIBOR-BBA plus a spread of 2.75%.

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

As a result of these financial instruments, the Company recorded a net loss from derivative contracts in the amount of $2,351,000 consisting of $1,701,000 of unrealized loss and $650,000 in cash settlements for the six months ended June 30, 2016.

Financial Instruments as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

		June 30, 2016		December 31, 2015
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(1,085)	$(1,085)	$(1,171)	$(1,171)

LT Liabilities:
Interest rate swaps	Level 2	(2,218)	(2,218)	(431)	(431)

		$(3,303)	$(3,303)	$(1,602)	$(1,602)

Level 2 Financial Instruments

Our interest rate swaps are measured at fair value using Level 2 inputs. The fair of our interest rate swaps is based on the net present value of expected future cash flows related to both variable and fixed-rate legs of the swap agreement. This measurement is computed using the forward London Interbank Offered Rate ("LIBOR") yield curve, a market-based observable input.

Note 4 - Long-Term Debt and Interest Expense

Long-term debt as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Bank loan
Principal amount	$112,800	$117,000
Less: unamortized discount and debt costs	(4,157)	(4,568)
Total long-term debt	108,643	112,432
Less: current maturities, net of current unamortized discount	(8,791)	(8,180)

Long-term debt, net of current maturities	$99,852	$104,252

Bank Loan and Credit Facility

The Deutsche Bank Facility

On May 18, 2015, Tamar Royalties, a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement (the "DB Facility") with Deutsche Bank Trust Company Americas ("Deutsche Bank"), as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. The DB Facility provides for borrowings in the amount of $120,000,000 on a committed basis and is secured by, among other things, an overriding royalty interest in the Tamar Field, a natural gas field in the Mediterranean Sea, equal to 1.5375%, but is subject to increase to 2.7375% upon the Tamar project payout (the "Royalty Interest"). In connection with the DB Facility, and pursuant to a royalties sale and contribution agreement, the Company contributed the Royalty Interest to Tamar Royalties in exchange for all of the ownership units of Tamar Royalties. Pursuant to the terms of its governing documents, Tamar Royalties will be managed by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi.

Pursuant to the terms of the DB Facility, Tamar Royalties borrowed $120,000,000 in its initial borrowing under this facility. The initial borrowing under the DB Facility bears annual interest based on the LIBOR for a three-month interest period plus a spread of 2.75%. The $120,000,000 initial borrowing under the DB Facility will be repaid over eight (8) years commencing July 1, 2015, in accordance with an amortization profile based on projected cash flows from the Royalty Interest. Tamar Royalties' obligations under the Facility are secured by a first ranking pledge of the shares of Tamar Royalties, first ranking pledge of all rights under the agreements creating the Royalty Interest, and a first priority security interest over the accounts created under the DB Facility.

So long as any amounts remain outstanding to the Lenders under the DB Facility, Tamar Royalties must, from and after the end of the Availability Period (as defined in the DB Facility), have a Historical Debt Service Coverage Ratio (as defined in the DB Facility) of not less than 1.00:1.00, a Loan Life Coverage Ratio (as defined in the DB Facility) of at least 1.1:1.00, and maintain a Required Reserve Amount (as defined in the DB Facility). The initial Required Reserve Amount was $4,680,000. In addition, Tamar Royalties is required under the DB Facility to hedge against fluctuations in LIBOR as reflected in Note 3 "Financial Instruments and Fair Value".

On January 1, 2016 the Company made a payment in the amount of $2,750,000 consisting of $1,800,000 and $950,000 in principal and interest respectively.

On April 1, 2016 the Company made a payment in the amount of $3,347,000 consisting of $2,400,000 and $947,000 in principal and interest respectively.

On July 1, 2016 the Company made a payment in the amount of $3,362,000 consisting of $2,400,000 and $962,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the DB Facility in the amount of $2,011,000 and $2,959,000 in fees that were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the six months ended June 30, 2016 totaled $411,000.

As of June 30, 2016, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Sociйtй Gйnйrale Facility

On June 30, 2015, Isramco Onshore LLC ("Isramco Onshore"), a newly formed, wholly-owned, subsidiary of Isramco, Inc. (the "Company"), entered into a secured Credit Agreement (the "SG Facility") with The Sociйtй Gйnйrale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Sociйtй Gйnйrale of $150,000,000, subject to an initial borrowing base of $40,000,000. The term of the SG Facility is four (4) years and the SG Facility is secured by certain onshore United States oil and gas properties. Pricing under the SG Facility is as follows: (i) EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans range from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization; (iii) a quarterly commitment fee (as defined in the SG Facility) ranging from an annual rate of 0.38% to 0.5% of the undrawn borrowing base.

The SG Facility requires that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of June 30, 2016 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company has incurred $478,000 of financing costs in relation to this credit facility which have been capitalized as a long-term asset and is being amortized over the term on the agreement on a straight-line basis. Amortization of these costs for the six months ended June 30, 2016 totaled $60,000.

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
As of June 30, 2016, Isramco Onshore was in compliance with the financial covenants required under the SG Facility.
Notwithstanding the foregoing, the aforementioned Borrowing Base is subject to redetermination pursuant to the terms of the SG facility, including automatic semi-annual redetermination. The semi-annual Borrowing Base redetermination process is underway, but not yet final.   Accordingly, the Company expects that its Borrowing Base under the SG Facility will be redetermined in the near future.

Short-Term Debt

As of June 30, 2016 and December 31, 2015 outstanding debt from short-term insurance financing agreements totaled $690,000 and $1,422,000 respectively. During the six months ended June 30, 2016, the Company made cash payments totaling $733,000. The Company also decreased its bank overdraft by $50,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the six months ended June 30, 2016, and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Current debt, long-term debt and other - banks	$2,380	$88
Long-term debt – related parties	-	2,878

	$2,380	$2,966

Note 5 - Tamar Field Proceeds

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the "Tamar Royalty").  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2015, which disclosure is hereby incorporated herein by reference thereto.

In 2009, two natural gas discoveries, known as "Tamar" and "Dalit", were made within the area covered by the Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. ("Noble") and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the "Tamar Consortium"), two leases (the "Leases"). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the "Tamar Field"). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters. On March 31, 2013 the Tamar Field commenced its initial production of the natural gas.

Since Isramco's interest in the Tamar Field is an overriding royalty interest, there are no amounts capitalized with respect to Tamar Field.

During the six months ended June 30, 2016, Tamar Field net sales attributable to Isramco amounted to 2,421,011 Mcf of natural gas and 3,288 Bbl of condensate with prices of $5.38 per Mcf and $33.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $13,108,000. The Israeli Tax Authority withheld $3,277,000 of this revenue which is recognized as a future tax credit, an asset on the Company's consolidated balance sheets.

During the six months ended June 30, 2015, Tamar Field net sales attributable to Isramco amounted to 2,023,169 Mcf of natural gas and 2,743 Bbl of condensate with prices of $5.60 per Mcf and $55.66 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $11,444,000. Israeli Tax Authorities withheld $3,033,000 of this revenue which is recognized as an asset on the Company's consolidated balance sheets.

Note 6 - Segment Information

Isramco's primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences, unique technology, distribution and marketing requirements. The Company's two reporting segments are oil and gas exploration and production and production services. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and natural gas liquids ("NGLs"). The production services segment is engaged in rig-based and workover services, well completion and recompletion services, plugging and abandonment of wells and other ancillary oilfield services.

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

●	Completion Service. Newly drilled wells require completion services to prepare the well for production. Production servicing rigs are frequently used to complete newly drilled wells to minimize the use of higher cost drilling rigs in the completion process. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or gas to flow into the well bore, stimulating and testing these zones, and installing the production string and other downhole equipment. The completion process typically ranges from a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment in addition to a production services rigs. The demand for completion services is directly related to drilling activity levels, which are sensitive to fluctuations in oil and gas prices.

●	Well-servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other activities, repairing and replacing pumps, sucker rods and tubing. We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Maintenance services typically take less than 48 hours to complete. Rigs generally are provided to customers on a call-out basis.

●	Workover Services. Producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workovers may be required to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks or convert a depleted well to an injection well for secondary or enhanced recovery projects. Workovers normally are carried out with pumps and tanks for drilling fluids, blowout preventers, and other specialized equipment for servicing rigs. A workover may last anywhere from a few days to several weeks.

●	Fluid Services. We own and operate 12 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

●	Plugging Services. Production servicing rigs are also used in the process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Many well operators bid for this work on a "turnkey" basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by us or by other service companies.

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of June 30, 2016, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2016:
Sales revenues
United States	$3,283	$3,001	$-	$6,284
Israel	6,662	-	-	6,662
Office services and other	954	-	(30)	924

Total revenues and other	10,899	3,001	(30)	13,870

Impairment expense	-	-	-	-
Operating costs and expenses	4,154	4,607	(30)	8,731
Interest expenses, net	381	819	-	1,200
Loss on derivative contracts	680	-	-	680

Total expenses and other	5,215	5,426	(30)	10,611

Income (loss) before income taxes	$5,684	$(2,425)	$-	$3,259
Net Income (loss)	3,693	(1,746)	-	1,947
Net loss attributable to noncontrolling interests	-	(485)	-	(485)
Net income (loss) attributable to Isramco	3,693	(1,261)	-	2,432
Total Assets	$105,440	$39,655	$-	$145,095
Expenditures for Long-lived Assets	$86	$152	$-	$238

thousands	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2015:
Sales revenues
United States	$5,683	$5,985	$-	$11,668
Israel	5,316	-	-	5,316
Office services and other	2,257	-	(30)	2,227

Total revenues and other	13,256	5,985	(30)	19,211

Operating costs and expenses	8,463	6,960	(30)	15,393
Interest expenses, net	690	788	-	1,478
Loss from derivative contracts, net	672	-	-	672
Capital loss	17	-	-	17

Total expenses and other	9,842	7,748	(30)	17,560

Income before income taxes	$3,414	$(1,763)	$-	$1,651
Net Income (loss)	2,220	(1,269)	-	951
Net loss attributable to noncontrolling interests	-	(353)	-	(353)
Net income (loss) attributable to Isramco	2,220	(916)	-	1,304
Total Assets	$116,667	$55,579	$-	$172,246
Expenditures for Long-lived Assets	$426	$1,366	$-	$1,792

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2016:
Sales revenues
United States	$5,927	$6,299	$-	$12,226
Non-U.S.	13,108	-	-	13,108
Office services and other	1,289	-	(60)	1,229

Total revenues and other	20,324	6,299	(60)	26,563

Impairment expense	583	-	-	583
Operating costs and expenses	8,404	9,284	(60)	17,628
Interest expenses, net	729	1,651	-	2,380
Loss from derivative contracts, net	2,351	-	-	2,351
Capital loss	17	-	-	17

Total expenses and other	12,084	10,935	(60)	22,959

Income (loss) before income taxes	$8,240	$(4,636)	$-	$3,604
Net Income (Loss)	5,354	(3,338)	-	2,016
Net loss attributable to noncontrolling interests	-	(927)	-	(927)
Net income (loss) attributable to Isramco	5,354	(2,411)	-	2,943
Total Assets	$105,440	$39,655	$-	$145,095
Expenditures for Long-lived Assets	$199	$322	$-	$521

thousands	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2015:
Sales revenues
United States	$10,080	$11,800	$-	$21,880
Non-U.S.	11,444	-	-	11,444
Office services and other	2,585	-	(60)	2,525

Total revenues and other	24,109	11,800	(60)	35,849

Operating costs and expenses	15,125	12,869	(60)	27,934
Interest expenses, net	1,384	1,582	-	2,966
Loss from derivative contracts, net	672	-	-	672
Capital loss	10	17	-	27

Total expenses and other	17,191	14,468	(60)	31,599

Income (loss) before income taxes	$6,918	$(2,668)	$-	$4,250
Net Income (Loss)	4,497	(1,921)	-	2,576
Net loss attributable to noncontrolling interests	-	(534)	-	(534)
Net income (loss) attributable to Isramco	4,497	(1,387)	-	3,110
Total Assets	$116,667	$55,579	$-	$172,246
Expenditures for Long-lived Assets	$2,036	$2,326	$-	$4,362

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the "Tamar Royalty").  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated by reference herein.

As noted above in Note 5 to the Company's consolidated financial statements, in 2009 two natural gas discoveries known as "Tamar" and "Dalit" were made within the area covered by the Michal and Matan Licenses respectively and are known as the Tamar Field. In December 2009 the Israeli Petroleum Commissioner granted Noble Energy, Inc. ("Noble") and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the "Tamar Consortium"), two leases (the "Leases"). The Leases are scheduled to expire in December 2038. The Tamar Field is approximately 95 kilometers off the coast of the Israel in the Israel exclusive economic zone of the Eastern Mediterranean with a water depth of approximately 1,700 meters. On March 31, 2013, the Tamar Field began its initial production of the natural gas.

During the six months ended June 30, 2016, Tamar Field net sales attributable to Isramco amounted to 2,421,011 Mcf of natural gas and 3,288 Bbl of condensate with prices of $5.38 per Mcf and $33.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $13,108,000. The Israeli Tax Authority withheld $3,277,000 of this revenue which is recognized as a future tax credit, an asset on the Company's consolidated balance sheets.

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

Concentrations of Credit Risk

Our production services segment customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform ongoing credit evaluations of our customers and usually do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial position should be considered in light of the fluctuations in demand experienced by oilfield service companies as changes in oil and gas producers' expenditures and budgets occur. These fluctuations can impact our results of operations and financial position as supply and demand factors directly affect utilization and hours which are the primary determinants of our net cash provided by operating activities.

Isramco maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2016 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

On May 18, 2015, the Company entered into a term loan credit agreement with Deutsche Bank Trust Company Americas ("Deutsche Bank") in the amount of $120,000,000 secured by the Company's interest in the Tamar field. Interest on the borrowing is variable. The Company entered into interest rate swap agreements in relation to this borrowing. The terms of the agreement and swaps are disclosed in Notes 3 and 4.

On June 30, 2015, the Company obtained a credit facility with The Societe Generale. The facility provides for a commitment by Societe Generale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility is four (4) years and it is secured by certain onshore United States oil and gas properties. Interest on borrowing is variable as disclosed in Note 4.

During the six months ended June 30, 2016, our cash increased by $1.7 million. Specifically, the net cash provided by operating activities of $7.3 million and $0.6 million cash proceeds from divestiture were offset by an investment of $1.1 million in production services equipment and oil and gas properties and restricted cash deposits, a $0.1 million investment in Apache Flats, $4.2 million in repayments of long term debt, $0.7 million in repayments of short-term debt and $0.1 million in repayments of bank overdraft.

Debt:

	As of June 30,	As of December 31,
In thousands	2016	2015
Long – term debt net of discount and bank fees	$99,852	$104,252

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	9,781	9,952
Total debt	$109,633	$114,204

Stockholders' deficit	$(852)	$(2,868)

Debt to capital ratio	101%	103%

As of June 30, 2016, our total debt was $109,633,000, compared to total debt of $114,204,000 at December 31, 2015.

Contractual Obligations

Aggregate maturities of contractual obligations at June 30, 2016 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2016	4,800
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$112,800

Cash Flow

Our primary source of cash during the six months ended June 30, 2016 was cash flow from operating activities. In 2016, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, increase of restricted cash deposit and repayment of short term and long term loans. In 2015, cash received from financing activities and operations was primarily used to repay related party loans, to invest in production services equipment and oil and gas properties and increase restricted cash.

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

	Six months Ended June 30,
	2016	2015
	(In thousands)
Cash flows provided by operating activities	$7,288	$3,325
Cash flows used in investing activities	(610)	(7,956)
Cash flows used in financing activities	(4,983)	19,397
Net increase in cash	$1,695	$14,766

Operating Activities.  During the six months ended June 30, 2016, compared to the same period in 2015, net cash flow provided by operating activities increased by $3,963,000 to $7,288,000. The increase was primarily attributable to changes in our working capital components which was offset by lower commodity prices and volumes received for our United States Oil, Natural Gas, and NGL sales and a decrease in revenues from our production services segment.

Investing Activities.  Net cash flows used in investing activities for the six months ended June 30, 2016 and 2015 were $610,000 and $7,956,000, respectively. During the first six months of 2016, the Company invested $1,210,000, consisting of $156,000 for oil and gas properties, $322,000 in production services equipment, a $85,000 investment in Apache Flats and a $647,000 increase in restricted cash. The Company received cash proceeds of $600,000 from divestiture. During the first six months of 2015, the Company invested $4,221,000, consisting of $1,806,000 for oil and gas properties and $2,415,000 in production services equipment. The Company also funded $4,780,000 of restricted cash and sold properties for net proceeds of $1,045,000 during the 2015 period.

Financing Activities.  Net cash flows (used in) provided by financing activities were ($4,983,000) and $19,397,000 for the six months ended June 30, 2016 and 2015, respectively. During the first six months of 2016 the Company made payments on long term debt of $4,200,000, made payments on short term debt and bank overdraft in the amount of $783,000. During the first six months of 2015, the Company acquired $115,030,000 in net proceeds from loan financing and repaid related party loans in the amount of $94,250,000, repaid short-term insurance financing of $959,000, and paid for deferred financing costs of $513,000.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Selected Data
	Three Months Ended June 30,
	2016	2015
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,283	$5,683
Israel	6,662	5,316
Production Services	3,001	5,985
Other	924	2,227
Total revenues and other	13,870	19,211

Cost and expenses	8,731	15,393
Other expenses	1,880	2,167
Income tax expense	1,312	700
Net income attributable to common shareholders	1,947	951
Net loss attributable to non-controlling interests	(485)	(353)
Net income attributable to Isramco	2,432	1,304
Earnings per common share – basic	$0.89	$0.48
Earnings per common share – diluted	$0.89	$0.48

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$6,522	$8,403
Sales volumes United States (MBOE)	137	169
Sales volumes Israel (MBOE)	207	160

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$13.84	$17.69
General and administrative (oil and gas production segment)	$6.59	$6.56
Depletion	$5.29	$9.30

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

Financial Results

Net income in the second quarter of 2016 was $2,432,000 or $0.89 per share. This compares to net income in the second quarter of 2015 of $1,304,000 or $0.48 per share.

This increase was primarily due to a decrease in costs such as impairment, DD&A, lease operating expenses and production costs. This increase was offset by lower revenues from our United States oil and gas assets and production services.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended June 30, 2016 the Tamar Field net sales applicable to Isramco amounted to 1,234,590 Mcf of natural gas and 1,691 Bbl of condensate with prices of $5.36 per Mcf and $39.66 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,662,000.

During the three months ended June 30, 2015, the Tamar Field net sales applicable to Isramco amounted to 953,655 Mcf of natural gas and 1,313 Bbl of condensate with prices of $5.51 per Mcf and $56.00 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $5,316,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Gas sales	$653	$1,190	(45)%
Oil sales	2,293	3,980	(42)
Natural gas liquid sales	337	513	(34)
Total	$3,283	$5,683	(42)%

The Company's sales revenues from U.S. based oil and gas operations for the second quarter of 2016 decreased by 42% when compared to same period in 2015 due to lower prices received for oil, natural gas, and NGLs, and lower volumes produced of crude oil, natural gas, and NGLs.

Volumes and Average Prices

	Three Months Ended June 30,
	2016	2015	Δ vs. 2015
Natural Gas
Sales volumes Mmcf	369.8	441.6	(16)%
Average Price per Mcf	$1.77	$2.69	(34)
Total gas sales revenues (thousands)	$653	$1,190	(45)%

Crude Oil
Sales volumes MBbl	55.1	71.3	(23)%
Average Price per Bbl	$41.60	$55.84	(26)
Total oil sales revenues (thousands)	$2,293	$3,980	(42)%

Natural gas liquids
Sales volumes MBbl	19.9	24.6	(19)%
Average Price per Bbl	$16.90	$20.89	(19)
Total natural gas liquids sales revenues (thousands)	$337	$513	(34)%

In the United States the Company's natural gas sales volumes decreased by 16%, crude oil sales volumes decreased by 23%, and natural gas liquids sales volumes decreased by 19% for the second quarter of 2016 compared to the same period of 2015.

The Company's average natural gas price received for the second quarter of 2016 decreased by 34%, or $0.92 per Mcf, when compared to the same period of 2015. The Company's average crude oil price for the second quarter of 2016 decreased by 26%, or $14.24 per Bbl, when compared to the same period of 2015. Our average natural gas liquids price for the second quarter of 2016 decreased by 19%, or $3.99 per Bbl, when compared to the same period of 2015.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco's United States sales revenues for the three months ended June 30, 2016 compared to the same period of 2015.

In thousands	Natural Gas	Oil	Natural gas liquids
2015 sales revenues	$1,190	$3,980	$513
Changes associated with sales volumes	(194)	(902)	(97)
Changes in prices	(343)	(785)	(79)
2016 sales revenues	$653	$2,293	$337

Operating Expenses (excluding production services segment)

	Three Months Ended June 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Lease operating expense, transportation and taxes	$2,303	$3,724	(38)%
Depreciation, depletion and amortization of oil and gas properties	723	1,576	(54)
Impairment of oil and gas properties	-	1,838	100
Accretion expense	221	213	4
Loss (gain) from plugging and abandonment of wells	6	1	NM
General and administrative	901	1,112	(19)
	$4,154	$8,464	(51)%

During the three months ended June 30, 2016, our operating expenses decreased by 51% when compared to the same period of 2015 due to the following factors:

•	Lease operating expense, transportation cost and taxes decreased by 38%, or $1,421,000, in 2016 when compared to 2015 due to fewer workovers, more favorable pricing with vendors, decreased severance taxes and marketing expenses as a result of the decline in oil and natural gas prices and decrease in payroll expenses associated with field personnel. On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $3.85 per MBOE to $13.84 per MBOE in 2016 from $17.69 per MBOE in 2015.

•	Depreciation, Depletion & Amortization ("DD&A") of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 54%, or $853,000 in 2016 when compared to 2015 primarily due to a 2015 impairment of $33,138,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $4.01 per MBOE to $5.29 per MBOE in 2016 from $9.30 per MBOE in 2015.

•	Impairment of oil and gas properties in the amount of $1,838,000 occurred in the second quarter of 2015 as a result of significant drops in commodity futures prices. No such triggering event occurred in the same period of 2016.

•	The decrease in general and administrative expenses was primarily due to decrease and payroll and professional fees.

Production Services Segment

	Three Months Ended June 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Production Services (1)	$3,001	$5,985	(50)%
Operating expenses	3,571	5,918	(40)
Depreciation	733	975	(25)
General and administrative	303	66	359
Operating loss	$(1,606)	$(974)	(65)%

(1)	Production Services revenue includes intersegment revenues.

•	Our sales revenues from production services operations for the second quarter of 2016 decreased by 50% or $2,984,000 when compared to same period in 2015 due to a decrease in the prices that we charge our customers and the number of rigs deployed as a result in lower demand for our services caused by declined oil and gas prices.
•	Operating expenses from production services operations for the second quarter of 2016 decreased by 40% or $2,347,000 when compared to the same period in 2015 as a result of a decrease in the number of rigs deployed.
•	Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the second quarter of 2016 totaled $733,000, a decrease of $242,000 compared to the same period in 2015. This decrease in depreciation is primarily a result of a $10,566,000 impairment in the 2015 period, which reduced the depreciable base.
•	General and administrative expenses from production services operations for the second quarter of 2016 totaled $303,000, an increase of $237,000 compared to the same period in 2015 as a result of increased legal fees and allowance for bad debt.
Other expenses

	Three Months Ended June 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Interest expense, net	$1,200	$1,478	(19)%
Loss on interest rate swap	680	672	1
Capital loss	-	17	(100)
	$1,880	$2,167	(13)%

Interest expense.  Isramco's interest expense decreased by 19%, or $278,000, for the three months ended June 30, 2016 compared to the same period of 2015.  This decrease was primarily due to a lower interest rates during the second quarter of 2016 compared to 2015.

Unrealized loss on interest rate swaps. For the second quarter of 2016 we recorded a loss as a result of changes in fair value of the derivative in the amount of $386,000 and a cash settlement of $294,000. In 2015 we recorded a loss as a result of changes in fair value of the Company's interest rate swaps in the amount of $672,000.

Adjusted EBITDAX.

To assess the operating results of Isramco, management analyzes income from operations before income taxes, interest expense, exploration expense, unrealized gain (loss) on derivative contracts and DD&A expense and impairments ("Adjusted EBITDAX"). Adjusted EBITDAX is not a GAAP measure. Isramco's definition of Adjusted EBITDAX excludes exploration expense because exploration expense is not an indicator of operating efficiency for a given reporting period, but rather is monitored by management as a part of the costs incurred in exploration and development activities. Similarly, Isramco excludes DD&A expense and impairments from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company's definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Isramco's financing methods or capital structure. The company believes that adjusted EBITDAX is a widely accepted financial indicator of a company's ability to incur and service debt, fund capital expenditures and make payments on its long term loans. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company's financial condition and results of operations.

However, Adjusted EBITDAX, as defined by Isramco, may not be comparable to similarly titled measures used by other companies. Therefore, Isramco's consolidated Adjusted EBITDAX should be considered in conjunction with income (loss) from operations and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Isramco's results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) from operations before income taxes.

	Three Months Ended June 30,
In thousands except percentages	2016	2015
Income from operations before income taxes	$3,259	$1,651
Depreciation, depletion and amortization expense	1,456	2,551
Impairment of oil and gas properties	-	1,838
Interest expense	1,200	672
Unrealized loss on interest rate swap	386	1,478
Accretion expense	221	213
Consolidated Adjusted EBITDAX	$6,522	$8,403

Results of Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Selected Data
	Six Months Ended June 30,
	2016	2015
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$5,927	$10,080
Israel	13,108	11,444
Production Services	6,299	11,800
Other	1,229	2,525
Total revenues and other	26,563	35,849

Cost and expenses	18,211	27,934
Other expenses	4,748	3,665
Income tax expense	1,588	1,674
Net income attributable to common shareholders	2,016	2,576
Net loss attributable to non-controlling interests	(927)	(534)
Net income attributable to Isramco	2,943	3,110
Earnings per common share – basic	$1.08	$1.14
Earnings per common share – diluted	$1.08	$1.14

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$11,644	$14,953
Sales volumes United States (MBOE)	274	323
Sales volumes Israel (MBOE)	407	340

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$13.71	$20.23
General and administrative (oil and gas production segment)	$6.74	$6.39
Depletion	$5.38	$9

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

Financial Results

Net income in the six months ended June 2016 was $2,016,000 or $1.08 per share. This compares to net income of $2,576,000, or $1.14 per share, for the same period of 2015.

This decrease was primarily due to the decrease in oil, natural gas and NGLs prices and volumes, and a resulting decrease in both the revenues from production service activities, and oil and gas operations in United States. This decrease was offset by lower lease operating expenses, production services expenses and increase in revenues from Tamar Field royalties.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the six months ended June 30, 2016 the Tamar Field net sales applicable to Isramco amounted to 2,421,011 Mcf of natural gas and 3,288 Bbl of condensate with prices of $5.38 per Mcf and $33.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $13,108,000.

During the six months ended June 30, 2015 the Tamar Field net sales applicable to Isramco amounted to 2,023,169 Mcf of natural gas and 2,743 Bbl of condensate with prices of $5.60 per Mcf and $55.66 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $11,444,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Gas sales	$1,325	$2,189	(39)%
Oil sales	4,020	7,000	(43)
Natural gas liquid sales	582	891	(35)
Total	$5,927	$10,080	(41)%

The Company's sales revenues from U.S. based oil and gas operations for the six month period ending June 30, 2016 decreased by 41% when compared to same period in 2015 due to lower prices received for oil, natural gas, and NGLs, and lower volumes produced of crude oil, natural gas, and NGLs.

Volumes and Average Prices

	Six Months Ended June 30,
	2016	2015	Δ vs. 2015
Natural Gas
Sales volumes Mmcf	721	832	(13)%
Average Price per Mcf	$1.84	$2.63	(30)
Total gas sales revenues (thousands)	$1,325	$2,189	(39)%

Crude Oil
Sales volumes MBbl	114	137	(17)%
Average Price per Bbl	$35.40	$51.06	(31)
Total oil sales revenues (thousands)	$4,020	$7,000	(43)%

Natural gas liquids
Sales volumes MBbl	41	47	(13)%
Average Price per Bbl	$14.32	$19.08	(25)
Total natural gas liquids sales revenues (thousands)	$582	$891	(35)%

In the United States the Company's natural gas sales volumes decreased by 13%, crude oil sales volumes decreased by 17%, and natural gas liquids sales volumes decreased by 13% for the first six months of 2016 compared to the same period of 2015.

The Company's average natural gas price received for the first six months of 2016 decreased by 30%, or $0.79 per Mcf, when compared to the same period of 2015. The Company's average crude oil price for the first six months of 2016 decreased by 31%, or $15.66 per Bbl, when compared to the same period of 2015. Our average natural gas liquids price for the first six months of 2016 decreased by 25%, or $4.76 per Bbl, when compared to the same period of 2015.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco's United States sales revenues for the six months ended June 30, 2016 compared to the same period of 2015.

In thousands	Natural Gas	Oil	Natural gas liquids
2015 sales revenues	$2,189	$7,000	$891
Changes associated with sales volumes	(292)	(1,201)	(116)
Changes in prices	(572)	(1,779)	(193)
2016 sales revenues	$1,325	$4,020	$582

Operating Expenses (excluding production services segment)

	Six Months Ended June 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Lease operating expense, transportation and taxes	$4,662	$7,899	(41)%
Depreciation, depletion and amortization of oil and gas properties	1,476	2,902	(49)
Impairment of oil and gas properties	583	1,838	(68)
Accretion expense	441	421	5
Loss (gain) from plugging and abandonment of wells	(24)	3	NM
General and administrative	1,849	2,062	(10)
	$8,987	$15,125	(41)%

During six months ended June 30, 2016, our operating expenses decreased by 41% when compared to the same period of 2015 due to the following factors:

•	Lease operating expense, transportation cost and taxes decreased by 41%, or $3,237, in 2016 when compared to 2015 due to fewer workovers, more favorable pricing with vendors, decreased severance taxes and marketing expenses as a result of decline in oil and natural gas prices and decrease in payroll expenses associated with field personnel. On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $6.52 per MBOE to $13.71 per MBOE in 2016 from $20.23 per MBOE in 2015.

•	Depreciation, Depletion & Amortization ("DD&A") of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 49%, or $1,426,000 in 2016 when compared to 2015 primarily due to a 2015 impairment of $33,138,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $3.62 per MBOE to $5.38 per MBOE in 2016 from $9.00 per MBOE in 2015.

•	Impairment of oil and gas properties in the amount of $583,000 occurred in the six months of 2016 as a result of drops in commodity futures prices. For the same period of 2015 the impairment recorded was $1,838,000 due to significant drops in commodity prices.

•	The decrease in general and administrative expenses was primarily due to decrease and payroll and professional fees.

Production Services Segment

	Six Months Ended June 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Production Services (1)	$6,299	$11,800	(47)%
Operating expenses	7,354	10,722	(31)
Depreciation	1,459	1,904	(23)
General and administrative	471	243	94
Operating loss	$(2,985)	$(1,069)	(179)%

(1)	Production Services revenue includes intersegment revenues.

•	Our sales revenues from production services operations for the first six months of 2016 decreased by 47% or $5,501,000 when compared to same period in 2015 due to a decrease in the prices that we charge our customers and the number of rigs deployed as a result in lower demand for our services caused by declined oil and gas prices.
•	Operating expenses from production services operations for the first six months of 2016 decreased by 31% or $3,368,000 when compared to the same period in 2015 as a result of a reduction in the number of rigs deployed.
•	Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first six months of 2016 totaled $1,459,000, a decrease of $445,000 compared to the same period in 2015. This decrease in depreciation is primarily a result of a $10,566,000 impairment in 2015, which reduced the depreciable base.
•	General and administrative expenses from production services operations for the first six months of 2016 increased to $471,000, compared to $243,000 for the same period in 2015 as a result of increased legal fees and allowance for bad debt.
Other expenses

	Six Months Ended June 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Interest expense, net	$2,380	$2,966	(20)%
Loss on interest rate swap	2,351	672	250
Capital loss	17	27	(37)
	$4,748	$3,665	30%

Interest expense.  Isramco's interest expense decreased by 20%, or $586,000, for the six months ended June 30, 2016 compared to the same period of 2015.  This decrease was primarily due to a lower interest rates during the first six months of 2016 compared to 2015.

Loss on interest rate swap. During the first six months of 2016 we recorded a loss as a result of changes in fair value of the derivative in the amount of $1,701,000 and cash settlements of $650,000. In 2015 we recorded a loss as a result of changes in fair value of the derivative in the amount of $672,000.

Adjusted EBITDAX.

To assess the operating results of Isramco, management analyzes income from operations before income taxes, interest expense, exploration expense, unrealized gain (loss) on derivative contracts and DD&A expense and impairments ("Adjusted EBITDAX"). Adjusted EBITDAX is not a GAAP measure. Isramco's definition of Adjusted EBITDAX excludes exploration expense because exploration expense is not an indicator of operating efficiency for a given reporting period, but rather is monitored by management as a part of the costs incurred in exploration and development activities. Similarly, Isramco excludes DD&A expense and impairments from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company's definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Isramco's financing methods or capital structure. The Company believes that adjusted EBITDAX is a widely accepted financial indicator of a company's ability to incur and service debt, fund capital expenditures and make payments on its long term loans. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company's financial condition and results of operations.

However, Adjusted EBITDAX, as defined by Isramco, may not be comparable to similarly titled measures used by other companies. Therefore, Isramco's consolidated Adjusted EBITDAX should be considered in conjunction with income (loss) from operations and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Isramco's results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) from operations before income taxes.

	Six Months Ended June 30,
In thousands except percentages	2016	2015
Income from operations before income taxes	$3,604	$4,250
Depreciation, depletion and amortization expense	2,935	4,806
Impairment of oil and gas properties	583	1,838
Interest expense	2,380	2,966
Unrealized loss on interest rate swap	1,701	672
Accretion expense	441	421
Consolidated Adjusted EBITDAX	$11,644	$14,953

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Hedging Activity

We are exposed to various risks, including risks associated with energy commodity price. If oil and natural gas prices decline significantly, our ability to finance our capital budget and operations could be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have adopted a risk management policy which allows for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The type of derivative instrument that we typically utilize is swaps. The total volumes which we hedge through the use of our derivative instruments vary from period to period.  Currently, we have no open positions or contracts in place in relation to commodity prices.

When such contracts are in place, we are exposed to market risk on our open derivative contracts and counterparty performance risk with respect to our counterparties. However, we usually do not expect such non-performance because our contracts are usually with major financial institutions with investment grade credit ratings.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

On or about September 21, 2011, the Company's former Vice President and General Counsel, Dennis Holifield resigned. Mr. Holifield had been hired in March 2011. On or about October 12, 2011, Mr. Holifield submitted a "Summary Report" to the SEC (the "Summary Report"), in which made numerous factual allegations regarding Haim Tsuff, the Company's Chief Executive Officer, Chairman, and President; Edy Francis, the Company's Chief Financial Officer; Amir Sanker, the Company's Asset Manager; and other Company personnel. In the Summary Report, Mr. Holifield characterized the alleged conduct as illegal or criminal. On November 3, 2011, the Company's Board of Directors constituted a committee of independent directors consisting of Max Pridgeon and Asaf Yarkoni, referred to as the Special Investigative Committee of the Board of Directors ("SIC") which was directed to investigate all of the Holifield allegations and report back to the full board and make any recommendations, if any, for corrective action. On January 7, 2013, SIC made their final report to the Board of Directors of the conclusions and results of the fourteen-month investigation into the allegations made by Mr. Holifield. The SIC determined that Mr. Holifield's allegations were not supported by any available documentary evidence or by any statements made by former or current Isramco, Inc., directors, management, or employees interviewed by the SIC or its counsel. The SIC also determined that the Company had not engaged in wrongdoing of any sort including any unlawful or unethical business practices, any lapses in financial controls, or any governance issues that require redress or reform.

On September 10, 2013, the Company filed suit against Mr. Holifield in Cause No. 201352927 of the 270th Judicial District Court of Harris County, Texas, to collect damages estimated in the amount of $1,000,000.00 owing to the Company by virtue of Mr. Holifield's actions, which are alleged in the suit to include, but are not limited to, negligence, negligence per se, gross negligence, and breach of fiduciary duty owed to the Company. In response, in December 2013, Mr. Holifield filed a pro se answer which included counterclaims and a summary judgment motion. In his counterclaims. Mr. Holifield seeks to recover from the Company the following damages, inter alia: (i) over $2,000,000 for loss of income and failure to secure gainful employment arising from his constructive discharge or termination by the Company; (ii) over $2,000,000 for loss of earnings due to his alleged inability to obtain gainful employment by virtue of the damage caused to his professional reputation by alleged willful and deliberate acts of Haim Tsuff, Edy Francis, and Amir Sanker, (iii) over $2,000,000 due to the intentional infliction of emotional distress to Mr. Holifield; (iv) an amount estimated at $5,000,000 arising from Mr. Holifield's claim that the Company violated the Racketeer Influenced Corrupt Organizations Act, by engaging in racketeering and conspiracy; (v) over $5,000,000 arising from the Company's alleged fraudulent misrepresentation regarding Isramco's purpose in hiring Mr. Holifield and (vi) other relief. The Company believes Mr. Holifield's counter claims have no merit. The Company intends to vigorously (i) pursue its case against Mr. Holifield and (ii) defend against Mr. Holifield's counterclaims.

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

ISRAMCO, INC

Date: AUGUST 8, 2016	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: AUGUST 8, 2016	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: AUGUST 8, 2016	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)