Form 10-Q
period 2016-09-30
ISRAMCO INC
filed 2016-11-09
CIK 719209

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of November 9, 2016, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of September 30, 2016	As of December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$25,826	$22,078
Accounts receivable, net of allowances for doubtful accounts of $2,001 and $1,743	9,378	12,460
Restricted and designated cash	762	185
Inventories	718	871
Prepaid expenses and other	1,718	2,679
Total Current Assets	38,402	38,273

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	244,067	243,855
Advanced payment for equipment	440	440
Other	56,695	56,490
Total Property and Equipment	301,202	300,785
Accumulated depreciation, depletion, amortization and impairment	(240,261)	(235,194)
Net Property and Equipment	60,941	65,591

Deferred tax assets and other	37,249	35,496
Deferred financing Costs	329	419
Restricted cash – long term	7,174	7,080
Investments	218	98
Total assets	$144,313	$146,957

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$11,271	$13,122
Bank overdraft	1	350
Short term debt and current maturities of long-term debt, net of discount of $799 and $820	8,801	9,602
Payables and accrued interest due to related party	84	63
Accrued Interest	1,000	950
Derivative liability	853	1,171
Total current liabilities	22,010	25,258

Long term debt, net of discount of $3,152 and $3,748	97,648	104,252

Other Long-term Liabilities:
Asset retirement obligations	20,540	19,884
Derivative liability	1,973	431
Total liabilities	142,171	149,825

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(17,089)	(23,405)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity	6,627	311
Non controlling interest	(4,485)	(3,179)
Total equity (deficit)	2,142	(2,868)
Total liabilities and shareholders’ equity (deficit)	$144,313	$146,957

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Revenues
Oil and gas sales	$10,888	$11,230	$29,923	$32,754
Production services	3,229	5,615	9,528	17,415
Office services	139	155	432	474
Gain on divestiture	-	6,554	600	8,378
Other	166	274	502	656
Total revenues	14,422	23,828	40,985	59,677

Operating expenses
Lease operating expense, transportation and taxes	2,307	3,775	6,969	11,674
Depreciation, depletion and amortization	1,549	2,643	4,484	7,449
Impairment of oil and gas assets	-	22,781	583	24,619
Accretion expense	227	216	668	637
Production services	3,345	5,778	10,699	16,500
Loss (gain) from plug and abandonment	-	33	(24)	36
General and administrative	1,093	1,482	3,353	3,727
Total operating expenses	8,521	36,708	26,732	64,642
Operating income (loss)	5,901	(12,880)	14,253	(4,965)

Other expenses
Interest expense, net	1,235	1,160	3,615	1,248
Interest expense – related party, net	-	-	-	2,878
Loss (gain) from derivative contracts, net	(181)	1,734	2,170	2,406
Capital loss	38	53	55	80
Total other expenses	1,092	2,947	5,840	6,612

Income (loss) before income taxes	4,809	(15,827)	8,413	(11,577)
Income tax (expense) benefit	(1,815)	5,379	(3,403)	3,705

Net income (loss)	$2,994	$(10,448)	$5,010	$(7,872)
Net loss attributable to non-controlling interests	(379)	(459)	(1,306)	(993)
Net income (loss) attributable to Isramco	$3,373	$(9,989)	$6,316	$(6,879)

Earnings (loss) per share – basic:	$1.24	$(3.68)	$2.32	$(2.53)

Earnings (loss) per share – diluted:	$1.24	$(3.68)	$2.32	$(2.53)

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income (loss)	$2,994	$(10,448)	$5,010	$(7,872)
Comprehensive income (loss)	2,994	(10,448)	5,010	(7,872)
Comprehensive loss attributable to non-controlling interests	(379)	(459)	(1,306)	(993)
Comprehensive Income (loss) attributable to Isramco	$3,373	$(9,989)	$6,316	$(6,879)

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$5,010	$(7,872)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	5,067	32,068
Bad debt expense	258	199
Accretion expense	668	637
Gain on divestiture	(600)	(8,378)
Changes in deferred taxes	(1,753)	(8,755)
Net unrealized loss on derivative contracts	1,224	2,374
Loss on sale of equipment and other	55	80
Amortization of debt cost	707	228
Changes in components of working capital and other assets and liabilities
Accounts receivable	2,824	5,142
Prepaid expenses, other receivables and other current assets	474	1,472
Due to related party	21	(4,790)
Inventories	153	(216)
Accounts payable and accrued expenses	(1,816)	(3,114)
Net cash provided by operating activities	12,292	9,075

Cash flows from investing activities:
Addition to property and equipment, net	(547)	(4,691)
Proceeds from sale of oil and gas properties and equipment	600	7,506
Restricted cash and deposit, net	(670)	(6,625)
Proceeds from sale of equipment	77	-
Investment in Apache Flats	(120)	-
Net cash used in investing activities	(660)	(3,810)

Cash flows from financing activities:
Repayments on loans – related parties, net	-	(94,250)
Borrowings of long term debt	-	115,030
Repayments of long term debt	(6,600)	(1,200)
Borrowings (repayments) of bank overdraft, net	(349)	328
Payments of deferred financing costs	-	(478)
Repayments of short - term debt, net	(935)	(1,279)
Net cash provided by (used in) financing activities	(7,884)	18,151

Net increase in cash and cash equivalents	3,748	23,416
Cash and cash equivalents at beginning of period	22,078	2,027
Cash and cash equivalents at end of period	$25,826	$25,443

See notes to the unaudited consolidated financial statements.

Isramco Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Financial Statement Presentation

Isramco, Inc. and its subsidiaries and affiliated companies (together referred to as “We”, “Our”, “Isramco” or the “Company”) is predominately an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. The Company also operates a production services company that provides well maintenance and workover services, well completion, and recompletion services.

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the nine month periods ended September 30, 2016 and 2015 and Isramco’s financial position as of September 30, 2016.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of September 30, 2016. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

Isramco entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility. See Note 3 for details.

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

Impairment

We review our property and equipment in accordance with Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires us to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. During the nine months ended September 30, 2016, the Company recognized impairment on the oil and gas properties in the amount of $583,000.

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

Aggregate maturities of contractual obligations at September 30, 2016 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2016	2,400
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$110,400

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $5,154,000 and $5,050,000 during the nine months ended September 30, 2016 and 2015 respectively.

Cash payments for interest were $2,859,000 and $7,530,000 for the nine months ended September 30, 2016 and 2015 respectively.

The consolidated statement of cash flows for the nine months ended September 30, 2016 excludes the following non-cash transactions:

●	Increase in property and equipment of $1,000 due to additional asset retirement obligation.
●	Termination of $487,000 short-term insurance financing reduced prepaid insurance.

The consolidated statement of cash flows for the period ended September 30, 2015 excludes the following non-cash transactions:

●	Retirement of asset retirement obligations in the amount of $1,035,000 included in the gain on sale of oil and gas properties.
●	Oil and gas property of $1,347,000 removed from accounts payable due to title dispute.
●	Insurance premiums financed through issuance of short term debt of $1,954,000.
●	Equipment of $84,000 included in accounts payable.
●	Increase in property and equipment of $27,000 due to additional asset retirement obligation.
●	Increase in debt discount of $235,000 deducted from loan proceeds.

Note 3 - Financial Instruments and Fair Value

Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820) the Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s non-performance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company believes that it utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

On June 16, 2015, Tamar Royalties LLC (“Tamar Royalties”), a wholly owned subsidiary of the Company, engaged in an interest rate swap agreement (“IRS Agreement”) with the Deutsche Bank AG London Branch (“DBAG”). An interest rate swap is an agreement between two parties (known as counterparties) where one stream of future interest payments is exchanged for another based on a specified notional principal amount. Interest rate swaps often exchange fixed interest payments for floating interest payments that are linked to interest rates.

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 4 “Long-Term Debt and Interest Expense”. Under the terms of this facility, Tamar Royalties, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties and DBAG entered into the IRS agreement whereby the company hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

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

As a result of these financial instruments, the Company recorded a net loss from derivative contracts in the amount of $2,170,000 consisting of $1,224,000 of unrealized loss and $946,000 in cash settlements for the nine months ended September 30, 2016.

Financial Instruments as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

		September 30, 2016		December 31, 2015
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(853)	$(853)	$(1,171)	$(1,171)

LT Liabilities:
Interest rate swaps	Level 2	(1,973)	(1,973)	(431)	(431)

		$(2,826)	$(2,826)	$(1,602)	$(1,602)

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

Note 4 - Long-Term Debt and Interest Expense

Long-term debt as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Bank loan
Principal amount	$110,400	$117,000
Less: unamortized discount and debt costs	(3,951)	(4,568)
Total long-term debt	106,449	112,432
Less: current maturities, net of current unamortized discount	(8,801)	(8,180)

Long-term debt, net of current maturities	$97,648	$104,252

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

On October 5, 2016 the Company made a payment in the amount of $3,400,000 consisting of $2,400,000 and $1,000,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the DB Facility in the amount of $2,011,000 and $2,959,000 in fees that were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the nine months ended September 30, 2016 totaled $617,000.

As of September 30, 2016, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC (“Isramco Onshore”), a newly formed, wholly-owned, subsidiary of Isramco, Inc. (the “Company”), entered into a secured Credit Agreement (the “SG Facility”) with The Société Générale, as Administrative Agent and Issuing Lender (“SG”), SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The SG of $150,000,000, subject to an initial borrowing base of $40,000,000. The term of the SG Facility is four (4) years and the SG Facility is secured by certain onshore United States oil and gas properties. Pricing under the SG Facility is as follows: (i) EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) Reference Rate (as defined in the SG Facility) loans range from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization; and (iii) a quarterly commitment fee (as defined in the SG Facility) ranging from an annual rate of 0.38% to 0.5% of the undrawn borrowing base.

The SG Facility requires that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of September 30, 2016 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company has incurred $478,000 of financing costs in relation to this credit facility which have been capitalized as a long-term asset and is being amortized over the term on the agreement on a straight-line basis. Amortization of these costs for the nine months ended September 30, 2016 totaled $90,000.

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

The Borrowing Base is subject to redetermination pursuant to the terms of the SG facility, including automatic semi-annual redetermination. To date the Company has not drawn on the borrowing base.

On August 18, 2016 as a result of semi-annual Borrowing Base redetermination the Borrowing Base under SG Facility has been reduced to zero. The Company expects that it will continue to keep the SG Facility open going forward, and the Company is in discussions with SG regarding the borrowing base under SG Facility.

Short-Term Debt

As of September 30, 2016 and December 31, 2015 outstanding debt from short-term insurance financing agreements totaled $0 and $1,422,000 respectively. During the nine months ended September 30, 2016, the Company made cash payments totaling $935,000 and wrote off short term debt of $487,000 against prepaid insurance. The Company also decreased its bank overdraft by $349,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the nine months ended September 30, 2016, and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Current debt, long-term debt and other - banks	$3,615	$1,248
Long-term debt – related parties	-	2,878

	$3,615	$4,126

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

In 2009, two natural gas discoveries, known as “Tamar” and “Dalit”, were made within the area covered by the Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the “Tamar Field”). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters. On March 31, 2013 the Tamar Field commenced its initial production of the natural gas.

Since Isramco’s interest in the Tamar Field is an overriding royalty interest, there are no amounts capitalized with respect to Tamar Field.

During the nine months ended September 30, 2016, Tamar Field net sales attributable to Isramco amounted to 3,819,354 Mcf of natural gas and 5,234 Bbl of condensate with prices of $5.36 per Mcf and $35.54 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $20,614,000. The Israeli Tax Authority withheld $5,154,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.
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

●
Fluid Services.  We own and operate 30 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

●
Plugging Services. Production servicing rigs are also used in the process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Many well operators bid for this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by us or by other service companies.

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of September 30, 2016, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2016:
Sales revenues
United States	$3,382	$3,229	$-	$6,611
Israel	7,506	-	-	7,506
Office services and other	335	-	(30)	305

Total revenues and other	11,223	3,229	(30)	14,422

Operating costs and expenses	4,277	4,274	(30)	8,521
Interest expenses, net	421	814	-	1,235
Gain on derivative contracts	(181)	-	-	(181)
Capital loss	2	36	-	38

Total expenses and other	4,519	5,124	(30)	9,613

Income (loss) before income taxes	$6,704	$(1,895)	$-	$4,809
Net Income (loss)	4,358	(1,364)	-	2,994
Net loss attributable to noncontrolling interests	-	(379)	-	(379)
Net income (loss) attributable to Isramco	4,358	(985)	-	3,373
Total Assets	$106,823	$37,490	$-	$144,313
Expenditures for Long-lived Assets	$84	$-	$-	$84

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2015:
Sales revenues
United States	$3,617	$5,615	$-	$9,232
Israel	7,613	-	-	7,613
Office services and other	7,013	-	(30)	6,983

Total revenues and other	18,243	5,615	(30)	23,828

Operating costs and expenses	29,621	7,117	(30)	36,708
Interest expenses, net	373	787	-	1,160
Loss from derivative contracts, net	1,734	-	-	1,734
Capital loss	44	9	-	53

Total expenses and other	31,772	7,913	(30)	39,655

Loss before income taxes	$(13,529)	$(2,298)	$-	$(15,827)
Net Loss	(8,794)	(1,654)	-	(10,448)
Net loss attributable to noncontrolling interests	-	(459)	-	(459)
Net loss attributable to Isramco	(8,794)	(1,195)	-	(9,989)
Total Assets	$107,990	$55,969	$-	$163,959
Expenditures for Long-lived Assets	$648	$62	$-	$710

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Nine months Ended September 30, 2016:
Sales revenues
United States	$9,309	$9,528	$-	$18,837
Israel	20,614	-	-	20,614
Office services and other	1,624	-	(90)	1,534

Total revenues and other	31,547	9,528	(90)	40,985

Impairment expense	583	-	-	583
Operating costs and expenses	12,681	13,558	(90)	26,149
Interest expenses, net	1,150	2,465	-	3,615
Loss from derivative contracts, net	2,170	-	-	2,170
Capital loss	19	36	-	55

Total expenses and other	16,603	16,059	(90)	32,572

Income (loss) before income taxes	$14,944	$(6,531)	$-	$8,413
Net Income (Loss)	9,712	(4,702)	-	5,010
Net loss attributable to noncontrolling interests	-	(1,306)	-	(1,306)
Net income (loss) attributable to Isramco	9,712	(3,396)	-	6,316
Total Assets	$106,823	$37,490	$-	$144,313
Expenditures for Long-lived Assets	$283	$308	$-	$591

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Nine months Ended September 30, 2015:
Sales revenues
United States	$13,697	$17,415	$-	$31,112
Israel	19,057	-	-	19,057
Office services and other	9,598	-	(90)	9,508

Total revenues and other	42,352	17,415	(90)	59,677

Operating costs and expenses	44,746	19,986	(90)	64,642
Interest expenses, net	1,757	2,369	-	4,126
Loss from derivative contracts, net	2,406	-	-	2,406
Capital loss	54	26	-	80

Total expenses and other	48,963	22,381	(90)	71,254

Loss before income taxes	$(6,611)	$(4,966)	$-	$(11,577)
Net Loss	(4,297)	(3,575)	-	(7,872)
Net loss attributable to noncontrolling interests	-	(993)	-	(993)
Net loss attributable to Isramco	(4, 297)	(2,582)	-	(6,879)
Total Assets	$107,990	$55,969	$-	$163,959
Expenditures for Long-lived Assets	$2,684	$2,388	$-	$5,072

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

As noted above in Note 5 to the Company’s consolidated financial statements, in 2009 two natural gas discoveries known as “Tamar” and “Dalit” were made within the area covered by the Michal and Matan Licenses respectively and are known as the Tamar Field. In December 2009 the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038. The Tamar Field is approximately 95 kilometers off the coast of the Israel in the Israel exclusive economic zone of the Eastern Mediterranean with a water depth of approximately 1,700 meters. On March 31, 2013, the Tamar Field began its initial production of the natural gas.

During the nine months ended September 30, 2016, Tamar Field net sales attributable to Isramco amounted to 3,819,354 Mcf of natural gas and 5,234 Bbl of condensate with prices of $5.36 per Mcf and $35.54 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $20,614,000. The Israeli Tax Authority withheld $5,154,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

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

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2016 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

On June 30, 2015, the Company obtained a credit facility with The Societe Generale. The facility provides for a commitment by Societe Generale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility is four (4) years and it is secured by certain onshore United States oil and gas properties. Interest on borrowing is variable as disclosed in Note 4. To date the Company has not drawn on the borrowing base.

On August 18, 2016 as a result of semi-annual Borrowing Base redetermination the Borrowing Base under this facility has been reduced to zero. The Company expects that it will continue to keep the facility open going forward, and the Company is in discussions with SG regarding the borrowing base under the facility.

During the nine months ended September 30, 2016, our cash increased by $3.7 million. Specifically, the net cash provided by operating activities of $12.3 million and $0.6 million cash proceeds from divestiture were offset by an investment of $1.2 million in production services equipment and oil and gas properties and restricted cash deposits, a $0.1 million investment in Apache Flats, $6.6 million in repayments of long term debt, $0.9 million in repayments of short-term debt and $0.4 million in repayments of bank overdraft.

Debt:

	As of September 30,	As of December 31,
In thousands	2016	2015
Long – term debt net of discount and bank fees	$97,648	$104,252

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	8,802	9,952
Total debt	$106,450	$114,204

Stockholders’ equity (deficit)	$2,142	$(2,868)

Debt to capital ratio	98%	103%

As of September 30, 2016, our total debt was $106,450,000, compared to total debt of $114,204,000 at December 31, 2015.

Contractual Obligations

Aggregate maturities of contractual obligations at September 30, 2016 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2016	2,400
2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$110,400

Cash Flow

Our primary source of cash during the nine months ended September 30, 2016 was cash flow from operating activities. In 2016, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, increase of restricted cash deposit and repayment of short term and long term loans. In 2015, cash received from financing activities and operations was primarily used to repay related party loans, to invest in production services equipment and oil and gas properties and increase restricted cash.

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

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows provided by operating activities	$12,292	$9,075
Cash flows used in investing activities	(660)	(3,810)
Cash flows provided by (used in) financing activities	(7,884)	18,151
Net increase in cash	$3,748	$23,416

Operating Activities.  During the nine months ended September 30, 2016, compared to the same period in 2015, net cash flow provided by operating activities increased by $3,217,000 to $12,292,000. The increase was primarily attributable to changes in our working capital components which was partially offset by lower commodity prices and volumes received for our United States Oil, Natural Gas, and NGL sales and a decrease in revenues from our production services segment.

Investing Activities.  Net cash flows used in investing activities for the nine months ended September 30, 2016 and 2015 were $660,000 and $3,810,000, respectively. During the first nine months of 2016, the Company invested $1,337,000, consisting of $211,000 for oil and gas properties, $336,000 in production services equipment, a $120,000 investment in Apache Flats and a $670,000 increase in restricted cash. The Company received cash proceeds of $600,000 from divestiture and $77,000 from sale of equipment. During the first nine months of 2015, the Company invested $4,691,000 consisting of $2,152,000 in oil and gas properties and $2,539,000 in production services equipment. The Company also funded $6,625,000 of restricted cash and sold oil and gas properties for net proceeds of $7,506,000.

Financing Activities.  Net cash flows (used in) provided by financing activities were ($7,884,000) and $18,151,000 for the nine months ended September 30, 2016 and 2015, respectively. During the first nine months of 2016 the Company made payments on long term debt of $6,600,000, made payments on short term debt and bank overdraft in the amount of $1,284,000. During the first nine months of 2015, the Company acquired $115,030,000 in net proceeds from loan financing and made $1,200,000 in principal payments toward the financing. The Company also repaid related party loans in the amount of $94,250,000, repaid short-term insurance financing of $1,279,000, increased bank overdraft by $328,000, and paid for deferred financing costs of $478,000.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Selected Data
	Three Months Ended September 30,
	2016	2015
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,382	$3,617
Israel	7,506	7,613
Production Services	3,229	5,615
Gain on divestiture	-	6,554
Other	305	429
Total revenues and other	14,422	23,828

Cost and expenses	8,521	36,708
Other expenses	1,092	2,947
Income tax expense	1,815	(5,379)
Net income (loss) attributable to common shareholders	2,994	(10,448)
Net loss attributable to non-controlling interests	(379)	(459)
Net income (loss) attributable to Isramco	3,373	(9,989)
Earnings (loss) per common share – basic	$1.24	$(3.68)
Earnings (loss) per common share – diluted	$1.24	$(3.68)

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$7,343	$12,675
Sales volumes United States (MBOE)	131	156
Sales volumes Israel (MBOE)	235	229

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$13.52	$20.35
General and administrative (oil and gas production segment)	$7.01	$7.41
Depletion	$6.28	$10.59

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

Financial Results

Net income in the third quarter of 2016 was $3,373,000 or $1.24 per share. This compares to the net loss in the third quarter of 2015 of $(9,989,000) or $(3.68) per share.

This increase was primarily due to a decrease in costs such as impairment, DD&A, lease operating expenses, production costs and divestiture of oil and gas assets. This increase was offset by lower revenues from our United States oil and gas assets and production services.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended September 30, 2016 the Tamar Field net sales applicable to Isramco amounted to 1,398,342 Mcf of natural gas and 1,947 Bbl of condensate with prices of $5.33 per Mcf and $39.24 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,506,000.

During the three months ended September 30, 2015, the Tamar Field net sales applicable to Isramco amounted to 1,360,644 Mcf of natural gas and 1,793 Bbl of condensate with prices of $5.55 per Mcf and $42.49 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,613,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Gas sales	$968	$941	3%
Oil sales	2,123	2,482	(14)
Natural gas liquid sales	291	194	50
Total	$3,382	$3,617	(6)%

The Company’s sales revenues from U.S. based oil and gas operations for the third quarter of 2016 decreased by 6% when compared to same period in 2015 due to lower volumes produced of crude oil, natural gas, and NGLs. This decrease was offset by higher prices received for oil, natural gas, and NGLs.

Volumes and Average Prices

	Three Months Ended September 30,
	2016	2015	Δ vs. 2015
Natural Gas
Sales volumes Mmcf	369.3	422.1	(13)%
Average Price per Mcf	$2.62	$2.23	17
Total gas sales revenues (thousands)	$968	$941	3%

Crude Oil
Sales volumes MBbl	51.3	62.2	(18)%
Average Price per Bbl	$41.40	$39.93	4
Total oil sales revenues (thousands)	$2,123	$2,482	(14)%

Natural gas liquids
Sales volumes MBbl	18.2	23.8	(24)%
Average Price per Bbl	$15.97	$8.13	96
Total natural gas liquids sales revenues (thousands)	$291	$194	50%

In the United States the Company’s natural gas sales volumes decreased by 13%, crude oil sales volumes decreased by 18%, and natural gas liquids sales volumes decreased by 24% for the third quarter of 2016 compared to the same period of 2015.

The Company’s average natural gas price received for the third quarter of 2016 increased by 17%, or $0.39 per Mcf, when compared to the same period of 2015. The Company’s average crude oil price for the third quarter of 2016 increased by 4%, or $1.47 per Bbl, when compared to the same period of 2015. Our average natural gas liquids price for the third quarter of 2016 increased by 96%, or $7.84 per Bbl, when compared to the same period of 2015.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended September 30, 2016 compared to the same period of 2015.

In thousands	Natural Gas	Oil	Natural gas liquids
2015 sales revenues	$941	$2,482	$194
Changes associated with sales volumes	(118)	(434)	(46)
Changes in prices	145	75	143
2016 sales revenues	$968	$2,123	$291

Operating Expenses (excluding production services segment)

	Three Months Ended September 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Lease operating expense, transportation and taxes	$2,307	$3,775	(39)%
Depreciation, depletion and amortization of oil and gas properties	823	1,656	(50)
Impairment of oil and gas properties	-	22,781	NM
Accretion expense	227	216	5
Loss from plugging and abandonment of wells	-	33	NM
General and administrative	919	1,159	(21)
	$4,276	$29,620	(86)%

During the three months ended September 30, 2016, our operating expenses decreased by 86% when compared to the same period of 2015 due to the following factors:

·
Lease operating expense, transportation cost and taxes decreased by 39%, or $1,468,000, in 2016 when compared to 2015 due to fewer workovers, more favorable pricing with vendors and decrease in payroll expenses associated with field personnel.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $6.83 per MBOE to $13.52 per MBOE in 2016 from $20.35 per MBOE in 2015.

·
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 50%, or $833,000 in 2016 when compared to 2015 primarily due to a 2015 impairment of $33,138,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $4.31 per MBOE to $6.28 per MBOE in 2016 from $10.59 per MBOE in 2015.

·
Impairment of oil and gas properties in the amount of $22,781,000 occurred in the third quarter of 2015 as a result of significant drops in commodity futures prices. No such triggering event occurred in the same period of 2016.

·	The decrease in general and administrative expenses was primarily due to a decrease in payroll and professional fees.

Production Services Segment

	Three Months Ended September 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Production Services (1)	$3,229	$5,615	(42)%
Operating expenses	3,345	5,778	(42)
Depreciation	726	987	(26)
General and administrative	204	353	(42)
Operating loss	$(1,046)	$(1,503)	(30)%

·
Our sales revenues from production services operations for the third quarter of 2016 decreased by 42% or $2,386,000 when compared to same period in 2015 due to a decrease in the prices that we charge our customers and the number of rigs deployed as a result in lower demand for our services caused by declined oil and gas prices.

·
Operating expenses from production services operations for the third quarter of 2016 decreased by 42% or $2,433,000 when compared to the same period in 2015 as a result of a decrease in the number of rigs deployed.

·
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the third quarter of 2016 totaled $726,000, a decrease of $261,000 compared to the same period in 2015. This decrease in depreciation is primarily a result of a $10,566,000 impairment in the 2015 period, which reduced the depreciable base.

·
General and administrative expenses from production services operations for the third quarter of 2016 totaled $204,000, a decrease of $149,000 compared to the same period in 2015 as a result of decreased legal fees and allowance for bad debt.

Other expenses

	Three Months Ended September 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Interest expense, net	$1,235	$1,160	6%
Loss (gain) on interest rate swap	(181)	1,734	(110)
Capital loss	38	53	(15)
	$1,092	$2,947	(63)%

Interest expense.  Isramco’s interest expense increased by 6%, or $75,000, for the three months ended September 30, 2016 compared to the same period of 2015.  This increase was primarily due to a higher interest rate during the third quarter of 2016 compared to 2015 which was partially offset by lower outstanding principal for the period.

Unrealized loss on interest rate swaps. For the third quarter of 2016 we recorded a gain as a result of changes in fair value of the derivative in the amount of $181,000, comprised of a cash settlement of $296,000 and gain of $477,000 as a result of changes in the fair value. In 2015 we recorded a loss as a result of changes in fair value of the Company’s interest rate swaps in the amount of $1,734,000, comprised of $32,000 in cash settlement and $1,702,000 due to changes in fair value.

Adjusted EBITDAX.

To assess the operating results of Isramco, management analyzes income from operations before income taxes, interest expense, exploration expense, unrealized gain (loss) on derivative contracts and DD&A expense and impairments (“Adjusted EBITDAX”). Adjusted EBITDAX is not a GAAP measure. Isramco’s definition of Adjusted EBITDAX excludes exploration expense because exploration expense is not an indicator of operating efficiency for a given reporting period, but rather is monitored by management as a part of the costs incurred in exploration and development activities. Similarly, Isramco excludes DD&A expense and impairments from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Isramco’s financing methods or capital structure. The company believes that adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make payments on its long term loans. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations.

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

	Three Months Ended September 30,
In thousands except percentages	2016	2015
Income (loss) from operations before income taxes	$4,809	$(15,827)
Depreciation, depletion and amortization expense	1,549	2,643
Impairment of oil and gas properties	-	22,781
Unrealized (gain) loss on interest rate swap	(477)	1,702
Interest expense	1,235	1,160
Accretion expense	227	216
Consolidated Adjusted EBITDAX	$7,343	$12,675

Results of Operations

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015

Selected Data
	Nine Months Ended September 30,
	2016	2015
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$9,309	$13,697
Israel	20,614	19,057
Production Services	9,528	17,415
Gain on Divestiture	-	8,378
Other	1,534	1,130
Total revenues and other	40,985	59,677

Cost and expenses	26,732	64,642
Other expenses	5,840	6,612
Income tax expense (benefit)	3,403	(3,705)
Net income (loss) attributable to common shareholders	5,010	(7,872)
Net loss attributable to non-controlling interests	(1,306)	(993)
Net income (loss) attributable to Isramco	6,316	(6,879)
Earnings (loss) per common share – basic	$2.32	$(2.53)
Earnings (loss) per common share – diluted	$2.32	$(2.53)

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$18,987	$27,628
Sales volumes United States (MBOE)	405	479
Sales volumes Israel (MBOE)	642	569

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$13.65	$20.27
General and administrative (oil and gas production segment)	$6.83	$6.73
Depletion	$5.67	$9.52

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

Financial Results

Net income in the nine months ended September 30, 2016 was $6,316,000 or $2.32 per share. This compares to a net loss in the nine months ended September 30, 2015 of $6,879,000 or $2.53 per share.

This increase was due to lower lease operating expenses, impairment, production services expenses, divestiture of oil and gas assets and increase in revenues from Tamar Field royalties. The increase was offset primarily by decrease in oil, natural gas and NGLs prices and volumes, and a resulting decrease in both the revenues from production service activities, and oil and gas operations in United States.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the nine months ended September 30, 2016 the Tamar Field net sales applicable to Isramco amounted to 3,819,354 Mcf of natural gas and 5,234 Bbl of condensate with prices of $5.36 per Mcf and $35.54 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $20,614,000.

During the nine months ended September 30, 2015 the Tamar Field net sales applicable to Isramco amounted to 3,383,813 Mcf of natural gas and 4,536 Bbl of condensate with prices of $5.58 per Mcf and $50.46 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $19,057,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Gas sales	$2,293	$3,130	(27)%
Oil sales	6,142	9,482	(35)
Natural gas liquid sales	874	1,085	(19)
Total	$9,309	$13,697	(32)%

The Company’s sales revenues from U.S. based oil and gas operations for the nine month period ending September 30, 2016 decreased by 32% when compared to same period in 2015 due to lower prices received for oil, natural gas, and NGLs, and lower volumes produced of crude oil, natural gas, and NGLs.

Volumes and Average Prices

	Nine Months Ended September 30,
	2016	2015	Δ vs. 2015
Natural Gas
Sales volumes Mmcf	1,091	1,254	(13)%
Average Price per Mcf	$2.10	$2.50	(16)
Total gas sales revenues (thousands)	$2,293	$3,130	(27)%

Crude Oil
Sales volumes MBbl	165	199	(17)%
Average Price per Bbl	$37.26	$47.59	(22)
Total oil sales revenues (thousands)	$6,142	$9,482	(35)%

Natural gas liquids
Sales volumes MBbl	59	71	(17)%
Average Price per Bbl	$14.85	$15.38	(3)
Total natural gas liquids sales revenues (thousands)	$874	$1,085	(19)%

In the United States the Company’s natural gas sales volumes decreased by 13%, crude oil sales volumes decreased by 17%, and natural gas liquids sales volumes decreased by 17% for the first nine months of 2016 compared to the same period of 2015.

The Company’s average natural gas price received for the first nine months of 2016 decreased by 16%, or $0.40 per Mcf, when compared to the same period of 2015. The Company’s average crude oil price for the first nine months of 2016 decreased by 22%, or $10.33 per Bbl, when compared to the same period of 2015. Our average natural gas liquids price for the first nine months of 2016 decreased by 3%, or $0.53 per Bbl, when compared to the same period of 2015.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the nine months ended September 30, 2016 compared to the same period of 2015.

In thousands	Natural Gas	Oil	Natural gas liquids
2015 sales revenues	$3,130	$9,482	$1,085
Changes associated with sales volumes	(409)	(1,637)	(180)
Changes in prices	(428)	(1,703)	(31)
2016 sales revenues	$2,293	$6,142	$874

Operating Expenses (excluding production services segment)

	Nine Months Ended September 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Lease operating expense, transportation and taxes	$6,969	$11,674	(40)%
Depreciation, depletion and amortization of oil and gas properties	2,299	4,558	(50)
Impairment of oil and gas properties	583	24,619	(98)
Accretion expense	668	637	5
Loss (gain) from plugging and abandonment of wells	(24)	36	(167)
General and administrative	2,768	3,221	(14)
	$13,263	$44,745	(70)%

During nine months ended September 30, 2016, our operating expenses decreased by 70% when compared to the same period of 2015 due to the following factors:

·
Lease operating expense, transportation cost and taxes decreased by 40%, or $4,705, in 2016 when compared to 2015 due to fewer workovers, more favorable pricing with vendors, decreased severance taxes and marketing expenses as a result of decline in oil and natural gas prices and decrease in payroll expenses associated with field personnel.  On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $6.62 per MBOE to $13.65 per MBOE in 2016 from $20.27 per MBOE in 2015.

·
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 50%, or $2,259,000 in 2016 when compared to 2015 primarily due to a 2015 impairment of $33,138,000 on the depletable base used to calculate DD&A and decrease in production. On a per unit basis, depletion expense decreased by $3.85 per MBOE to $5.67 per MBOE in 2016 from $9.52 per MBOE in 2015.

·
Impairment of oil and gas properties in the amount of $583,000 occurred in the nine months of 2016 as a result of drops in commodity futures prices. For the same period of 2015 the impairment recorded was $24,619,000 due to significant drops in commodity prices.

·	The decrease in general and administrative expenses was primarily due to decrease in payroll and professional fees.

Production Services Segment

	Nine Months Ended September 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Production Services (1)	$9,528	$17,415	(45)%
Operating expenses	10,699	16,500	(35)
Depreciation	2,185	2,891	(24)
General and administrative	675	596	13
Operating loss	$(4,031)	$(2,572)	57%

·
Our sales revenues from production services operations for the first nine months of 2016 decreased by 45% or $7,887,000 when compared to same period in 2015 due to a decrease in the prices that we charge our customers and the number of rigs deployed as a result in lower demand for our services caused by declined oil and gas prices.

·
Operating expenses from production services operations for the first nine months of 2016 decreased by 35% or $5,801,000 when compared to the same period in 2015 as a result of a reduction in the number of rigs deployed.

·
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first nine months of 2016 totaled $2,185,000, a decrease of $706,000 compared to the same period in 2015. This decrease in depreciation is primarily a result of a $10,566,000 impairment in 2015, which reduced the depreciable base.

·
General and administrative expenses from production services operations for the first nine months of 2016 increased by $79,000, compared to $596,000 for the same period in 2015 as a result of increased legal fees and allowance for bad debt.

Other expenses

	Nine Months Ended September 30,
In thousands except percentages	2016	2015	Δ vs. 2015
Interest expense, net	$3,615	$4,126	(12)%
Loss on interest rate swap	2,170	2,406	(10)
Capital loss	55	80	(31)
	$5,840	$6,612	(12)%

Interest expense.  Isramco’s interest expense decreased by 12%, or $511,000, for the nine months ended September 30, 2016 compared to the same period of 2015.  This decrease was primarily due to a lower interest rate during the first nine months of 2016 compared to 2015.

Loss on interest rate swap. During the first nine months of 2016 we recorded a loss as a result of changes in fair value of the derivative in the amount of $1,224,000 and cash settlements of $946,000. In 2015 we recorded a loss of $2,406,000 comprised of a loss as a result of changes in fair value of the derivative in the amount of $2,374,000 and cash settlement of $32,000.

Adjusted EBITDAX.

To assess the operating results of Isramco, management analyzes income from operations before income taxes, interest expense, exploration expense, unrealized gain (loss) on derivative contracts and DD&A expense and impairments (“Adjusted EBITDAX”). Adjusted EBITDAX is not a GAAP measure. Isramco’s definition of Adjusted EBITDAX excludes exploration expense because exploration expense is not an indicator of operating efficiency for a given reporting period, but rather is monitored by management as a part of the costs incurred in exploration and development activities. Similarly, Isramco excludes DD&A expense and impairments from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Isramco’s financing methods or capital structure. The Company believes that adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make payments on its long term loans. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations.

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

	Nine Months Ended September 30,
In thousands except percentages	2016	2015
Income from operations before income taxes	$8,413	$(11,577)
Depreciation, depletion and amortization expense	4,484	7,449
Impairment of oil and gas properties	583	24,619
Unrealized loss on interest rate swap	1,224	2,374
Interest expense	3,615	4,126
Accretion expense	668	637
Consolidated Adjusted EBITDAX	$18,987	$27,628

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

On or about September 21, 2011, the Company’s former Vice President and General Counsel, Dennis Holifield resigned. Mr. Holifield had been hired in March 2011. On or about October 12, 2011, Mr. Holifield submitted a “Summary Report” to the SEC (the “Summary Report”), in which made numerous factual allegations regarding Haim Tsuff, the Company’s Chief Executive Officer, Chairman, and President; Edy Francis, the Company’s Chief Financial Officer; Amir Sanker, the Company’s Asset Manager; and other Company personnel. In the Summary Report, Mr. Holifield characterized the alleged conduct as illegal or criminal. On November 3, 2011, the Company’s Board of Directors constituted a committee of independent directors consisting of Max Pridgeon and Asaf Yarkoni, referred to as the Special Investigative Committee of the Board of Directors (“SIC”) which was directed to investigate all of the Holifield allegations and report back to the full board and make any recommendations, if any, for corrective action. On January 7, 2013, SIC made their final report to the Board of Directors of the conclusions and results of the fourteen-month investigation into the allegations made by Mr. Holifield. The SIC determined that Mr. Holifield’s allegations were not supported by any available documentary evidence or by any statements made by former or current Isramco, Inc., directors, management, or employees interviewed by the SIC or its counsel. The SIC also determined that the Company had not engaged in wrongdoing of any sort including any unlawful or unethical business practices, any lapses in financial controls, or any governance issues that require redress or reform.

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

ISRAMCO, INC

Date: NOVEMBER 9, 2016	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 9, 2016	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: NOVEMBER 9, 2016	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)