Form 10-K
period 2016-12-31
ISRAMCO INC
filed 2017-03-14
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500

ISRAMCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3145265
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2425 West Loop South, Suite 810, Houston Texas 77027
(Address of Principal Executive Offices)

713-621-6785
(Registrant’s Telephone Number, including Area Code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of March 10, 2017, there were 2,717,691 shares of the Registrant’s common stock par value $0.01 per share (“Common Stock”) outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 9, 2017, based on the last sale price of such equity reported on Nasdaq Market, was approximately $86.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ISRAMCO, INC.
2016 FORM 10-K ANNUAL REPORT

Special note regarding forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, NGLs, natural gas and related commodities;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	the possibility that production decline rates for some of our oil and gas producing properties are greater than we expect;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	the ability to replace oil and natural gas reserves;

•	our ability to retain skilled operations personnel whom we would need in the event of an upturn in the demand for our services;

•	environmental risks;

•	drilling and operating risks;

•	the loss of one or more of our larger customers;

•	our ability to implement price increases or maintain pricing on our core services;

•	exploration and development risks;

•	competition, including competition for acreage in oil and gas producing areas and for experienced personnel;

•	management’s ability to execute our plans to meet our goals;

•	technological advances affecting energy consumption and energy supply;

•	the collectability of our receivables;

•	our ability to retain key members of senior management and key technical employees;

•	industry capacity;

•	employee turnover and our ability to replace or add qualified workers;

•	severe weather impacts on our business;

•	operating risks and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	our ability to repay our debt when due;

•	changes in domestic and global economic and business conditions that impact the demand for oil, natural gas liquids and natural gas;

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

Exploration, Development and Production Segment

At December 31, 2016, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 34,581 thousand barrels of oil equivalent (“MBOE”), consisting of 1,609 thousand barrels (MBbls) of oil, 193,269 million cubic feet (MMcf) of natural gas and 761 thousand barrels (MBbls) of natural gas liquids. Approximately 78.2% of our proved reserves were classified as proved developed (See Note 13, “Supplemental Oil and Gas Information”). Full year 2016 production averaged 3.80 MBOE/d compared to 3.78 MBOE/d in 2015. Tamar Field production share amounted to 2.35 MBOE/d out of total 3.78 MBOE/d compared to 2.07 MBOE/d in 2015.

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

Israel

In 2007, we closed our branch in Israel in order to focus on our expanding presence in the United States. Despite the closure of that branch we retained certain overriding royalties in three oil and gas licenses located offshore Israel. These licenses granted by the government of Israel are known as the “Michal”, “Matan” and “Shimson” Licenses.

In 2009, two natural gas discoveries, known as “Tamar” and “Dalit”, were made within the area covered by the Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2 Limited Partnership, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Tamar Lease” and the “Dalit Lease”). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the “Tamar Field”). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters.

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

Production from the Tamar Field commenced in March 2013. The Tamar Field is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar Field through the world’s longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal (AOT).

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to whether the financing costs of Isramco Negev 2 Limited Partnership may be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company believes that the total scope of the disagreement is approximately fifteen million dollars ($15,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company expects that the matter will be resolved through this arbitration process. However, the Company cannot be assured of a favorable result resulting from this arbitration process.

The Tamar Consortium currently sells natural gas from the Tamar Field to the Israel Electric Corporation (“IEC”) and numerous other Israeli purchasers, including independent power producers, cogeneration facilities, local distribution companies and certain industrial companies. Currently, many of the Tamar Consortium’s gas purchase and sale agreements provide for sales at a 7 to 15 year term, while some contracts have extension options of up to 2 years. Depending on the specific contract, prices may vary and are based on an initial base price subject to price adjustment provisions, including price indexation and a price floor. The IEC contract provides for price reopeners (sometimes referred to as “price review” clauses) in the eighth and eleventh years of the contract, subject to limits on the amount of increase or decrease from the existing contractual price.

During year ended December 31, 2016, net sales from the Tamar Field attributable to the Company amounted to 5,102,000 Mcf of natural gas and 6,882 Bbl of condensate with prices of $5.34 per Mcf and $37.48 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $27,462,000. The Israeli Tax Authority withheld $6,866,000, of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

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

We have a third party reserve report from independent petroleum engineers, Netherland, Sewell & Associates, Inc. dated March 7, 2017 estimating reserves allocable to the Tamar Royalty as of December 31, 2016 (the “Tamar Reserve Report”). This reserve report estimates that by reason of the Company’s ownership of the Tamar Royalty, we have proven reserves estimated at 183.5 million cubic feet of natural gas and 236 thousand barrels of natural gas liquids. The Tamar Reserve Report indicates the undiscounted estimated future net revenue (after deduction of estimated production, ad valorem taxes and levy but before estimated income tax) for such reserves (paid out over time) to be $621.8 million. The Tamar Reserve Report estimates the net present worth of such reserves, discounted at 10% annual discount rate factor, at $323.5 million (See Note 13 to our consolidated financial statements, “Supplemental Oil and Gas Information”). The gas price used to value the reserves in the Tamar Reserve Report is calculated in accordance with SEC rules based on the unweighted arithmetic price for each month within the 12-month period prior to December 31, 2016. The report indicates that there are no commercial oil deposits included as reserves.

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

As we do not control any of the factors affecting our rights to payments (time of production, price received, costs incurred) and as a result of the other risk factors as set forth below in “Risk Factors,” we cannot determine the amounts or timing of any payments we will receive or when payout is likely to occur, if ever. As discussed above, the determination of the occurrence of payout with respect to the Tamar Royalty is currently the subject of a disagreement with Isramco Negev 2 Limited Partnership. The Company believes that the disagreement will be resolved through a forthcoming arbitration process with Isramco Negev 2 Limited Partnership. Based on the reserves and anticipated production, the income from the Tamar Royalty is currently expected to be very significant to the Company for the foreseeable future.

As noted above with regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to whether the financing costs of Isramco Negev 2 Limited Partnership may be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company believes that the total scope of the disagreement is approximately fifteen million dollars ($15,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company expects that the matter will be resolved through this arbitration process. However, the Company cannot be assured of a favorable result resulting from this arbitration process.

Commercial production of the Tamar Field reserves is subject to numerous risks, including all of the typical risks associated with offshore oil and gas production. Commercial production of such reserves is also subject to additional risks that may be unique to the Tamar Field. These include:

●
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

●
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

●
The market for natural gas in Israel exists, but the financial ability of customers of the Tamar Consortium to take and pay for material amounts of such natural gas remains unclear. It is uncertain that existing customers and markets are capable of buying all of the anticipated production from the Tamar Field.

●
The Israel Antitrust Authority continues to monitor the Israeli natural gas market, including Noble and the Tamar Consortium, and could impose additional regulations or requirements on the Noble or the Tamar Consortium which could include a requirement to divest of some or all of their ownership or require all or any of them to separately market their proportionate share of production.

As noted above, the Company owns an interest in the Shimson license located offshore Israel.  In April of 2012, a well was drilled in the area covered by the Shimshon license, which has been recognized as a commercial discovery by the Israeli government. The Shimshon partners submitted an application to convert the Shimshon license to a lease. Terms of the lease are in discussion with the Israeli government’s Ministry of Energy and Water Resources.

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

●
Fluid Services. At December 31, 2016, we owned and operated 12 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of December 31, 2016, our fleet of production servicing rigs totaled 33 rigs, which we operate through 4 locations in Texas and New Mexico. Our fleet is capable of working at depths from 14,000 to 25,000 feet, and as of December 31, 2016, our fleet consists of one 600 series rig, twenty eight 550 series rigs, and four 300 series rigs.

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

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties LLC entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 4 “Long-Term Debt and Interest Expense” to the Company’s consolidated financial statements, Under the terms of this facility, Tamar Royalties LLC, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties LLC and DBAG entered into the IRS Agreement whereby the Tamar Royalties LLC hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

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

The purchasers of the Company’s United States based oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the year ended December 31, 2016 no purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of our consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The Company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2 Limited Partnership, a related party. During the twelve months ended December 31, 2016 income from this source accounted for 50% of the Company’s consolidated revenues. If Isramco Negev 2 Limited Partnership were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest (the Tamar Royalty). Loss of payments from this source would cause significant financial consequences to the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2016, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

Compliance with environmental laws and regulations increases the Company’s overall cost of business, but has not had, to date, a material adverse effect on its operations, financial condition or results of operations. It is not anticipated, based on current laws and regulations, that Isramco will be required in the near future to expend amounts (whether for environmental control facilities or otherwise) that are material in relation to its total exploration and development expenditure program in order to comply with such laws and regulations. However, given that such laws and regulations are subject to change, Isramco is unable to predict the ultimate cost of compliance or the ultimate effect on its operations, financial condition and results of operations.

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

Hazard communications and community right to know

We are subject to federal and state hazard communications and community right to know statutes, including, but not limited to, the federal Emergency Planning and Community Right-to-Know Act, and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances.

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

Hydraulic Fracturing

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves using water, sand or other proppant materials, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore.

As explained in more detail below, the hydraulic fracturing process is typically regulated by state oil and natural gas agencies, although the EPA, and the Bureau of Land Management of the United States Department of the Interior (“BLM”), and other federal regulatory agencies have taken steps to review or impose federal regulatory requirements. Certain states in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. Certain municipalities have already banned hydraulic fracturing, and courts have upheld those moratoria in some instances. In the past several years, dozens of states have approved or considered additional legislative mandates or administrative rules on hydraulic fracturing.

At the federal level, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; finalized regulations in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants; and issued in May 2014 an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands including, for example, notice to and pre-approval by BLM of the proposed hydraulic fracturing activities; development and pre-approval by BLM of a plan for managing and containing flowback fluids and produced water recovered during the hydraulic fracturing process; implementation of measures designed to protect usable water from hydraulic fracturing activities; and public disclosure of the chemicals used in the hydraulic fracturing fluid. The rule has been challenged in federal court and implementation has been stayed pending a final decision.

In addition, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. The adoption of new federal rules or regulations relating to hydraulic fracturing could lead to increased operating costs, delays and curtailment in the pursuit of exploration, development or production activities, which in turn could materially adversely affect our operations. Several governmental reviews are underway that focus on environmental aspects of hydraulic fracturing activities. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, we do not believe that this multi-year study report provides any basis for further regulation of hydraulic fracturing at the federal level.

Based on the foregoing, increased regulation and attention given to the hydraulic fracturing process from federal agencies, various states and local governments could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows.

Employees

As of December 31, 2016, we had 170 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. At the beginning of 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business and current oil and natural gas commodity prices. We believe that our employee relationships are satisfactory.

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

A significant decline in crude oil prices started in October 2014, continued through 2015 and slightly rebounded towards the end of 2016. As a result, we experienced decreases in crude oil revenues and recorded asset impairment charges due to commodity price declines. If crude oil prices were continue to decline again, further operating asset impairment and our profitability will likely be negatively affected.

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

●
Hydraulic Fracturing. This process is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. With regard to our non-operated properties, the operators may choose to apply hydraulic-fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. Hydraulic fracturing involves using water, sand or other proppant materials, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore.

As explained in more detail below, the hydraulic fracturing process is typically regulated by state oil and natural gas agencies, although the EPA, the BLM and other federal regulatory agencies have taken steps to review or impose federal regulatory requirements. Certain states in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. Certain municipalities have already banned hydraulic fracturing, and courts have upheld those moratoria in some instances. In the past several years, dozens of states have approved or considered additional legislative mandates or administrative rules on hydraulic fracturing.

At the federal level, the EPA has taken numerous actions, including the following: final federal Clean Air Act regulations in 2012 and, more recently, in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting; published in June 2016 an effluent limitation final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in May 2014 an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands including, for example, notice to and pre‑approval by BLM of the proposed hydraulic fracturing activities; development and pre‑approval by BLM of a plan for managing and containing flowback fluids and produced water recovered during the hydraulic fracturing process; implementation of measures designed to protect usable water from hydraulic fracturing activities; and public disclosure of the chemicals used in the hydraulic fracturing fluid. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision is pending, however. In addition, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. The adoption of new federal rules or regulations relating to hydraulic fracturing could require us to obtain additional permits or approvals or to install expensive pollution control equipment for our operations, which in turn could lead to increased operating costs, delays and curtailment in the pursuit of exploration, development or production activities, which in turn could materially adversely affect our operations.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, we do not believe that this multi-year study report provides any basis for further regulation of hydraulic fracturing at the federal level.

Based on the foregoing, increased regulation and attention given to the hydraulic fracturing process from federal agencies, various states and local governments could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil, natural gas and NGLs, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and increased compliance costs and time, which could adversely affect our business, financial position, results of operations and cash flows.

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

Drilling crude oil and natural gas wells, including development wells, involves numerous risks, including the risk that we may not encounter commercially productive crude oil and natural gas reserves (including “dry holes”). As a result, we may not recover all or any portion of our investment in new wells.

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

We maintain general and excess liability policies, which we consider to be reasonable and consistent with industry standards. These policies generally cover:

●	personal injury;
●	bodily injury;
●	third party property damage;
●	medical expenses;
●	legal defense costs;
●	pollution in some cases;
●	loss or damage to equipment;
●	well blowouts in some cases; and
●	worker’s compensation.

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn due to weakened demand. The industry returned to higher activity levels in 2011 and remained higher during the first half of 2012, before another downturn in the second half of 2012, affecting natural gas prices in particular. The industry pricing remained relatively stable through the middle of 2014. However, beginning in the second half of 2014 through the end of 2015 and continued at the beginning of 2016, oil prices declined substantially from historical highs. Towards the end of 2016 we saw an increase in oil prices though they did not reach the same levels prior to the decline beginning in 2014. Any adverse changes in capital markets and declines in prices for oil and natural gas will likely cause oil and natural gas producers to announce reductions in capital budgets for future periods.

Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause oil and natural gas producers to make further reductions to capital budgets in the future even if oil or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on production services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

If oil and natural gas prices remain volatile, or if oil or natural gas prices remain low or decline further, the demand for our production services could be adversely affected.

The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related general production spending and level of drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our production service equipment. If oil prices or natural gas prices continue to remain low or decline further, or if there is a reduction in drilling activities, the demand for our services and our results of operations could be materially and adversely affected.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged approximately $93.26, $48.68 and $43.14 per barrel in 2014, 2015 and 2016, respectively. The Henry Hub Natural Gas Spot Price averaged approximately $4.39, $2.28 and $2.52 per Mcf for 2014, 2015 and 2016, respectively.

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

In addition, we may not be successful in controlling our drilling and production costs to improve our overall return. The cost of drilling, completing and operating a well is often uncertain and cost factors can adversely affect the economics of a project. We cannot predict the cost of drilling and completing a well, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

●	unexpected drilling conditions;
●	pressure or irregularities in formations;
●	equipment failures or accidents and shortages or delays in the availability of drilling and completion equipment and services;
●	adverse weather conditions, including hurricanes; and
●	compliance with governmental requirements.

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

There are limitations with regard to sales of Tamar Field Production

As noted above, we own an interest in the Tamar Field located offshore Israel. This interest in 2016 accounted for approximately 50% of our consolidated revenues and we expect the interest as a percentage of consolidated revenues to increase significantly if and when payout occurs. We note that the government of Israel allows the owners of Tamar Field production to export fifty percent (50%) of the production that has not yet been committed to supply the Israel domestic market as of the date of the government’s decision in this regard.  Accordingly, production from Tamar must first satisfy the minimum amount required to supply the Israeli economy.

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

Haim Tsuff, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, individually and through companies that he beneficially controls own over 72% of our outstanding shares of common stock as of March 10, 2016. As a result, Haim Tsuff is in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws, and the approval of mergers and acquisitions, and other significant corporate transactions.

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

The Company could be impacted by unfavorable results of legal proceedings.

The Company is subject to various legal proceedings, disputes and claims that have not yet been fully resolved, and additional disputes and claims may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, these legal proceedings may be expensive, time-consuming, and disruptive to the Company’s operations and management. The Company may enter into arrangements to settle legal proceedings and other disputes in an attempt to mitigate against the foregoing risks. However, the Company cannot guarantee a favorable result with respect to any resolution of a legal proceeding, whether by settlement or otherwise. If one or more of these legal proceedings were resolved against the Company in a reporting period for amounts in excess of the Company’s expectations, such resolution could result in a material adverse effect on our business, financial position and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Oil and Gas Exploration and Production - Properties and Reserves

We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado. We currently serve as operator of over 500 producing wells most of which are located in Texas and New Mexico. Moreover, we own interests in properties operated by third party entities. In many instances, the Company does not have, nor is it entitled to, information pertaining to certain matters such as (i) whether shut-in or temporarily abandoned wells operated by these third parties are mechanically capable of production, (ii) whether third party operators have obtained leases in which the Company would be contractually entitled to participate (being undeveloped acreage), and, in some instances or (iii) the gross and net acreage maintained in the leases included in the contract area under the operative joint operating agreements. Due to the nature of some third party operations (e.g., field wide units), to the Company cannot ascertain the total number of wells drilled within a particular project area and whether each well within such project area is productive. In some instances, third parties operate properties (e.g. field wide units and leases covering a large amount of acreage) where production, revenue and expenses for the property are aggregated and reported as a single property. Accordingly, well information with regard to such properties is not always available to Isramco. In addition, most of the Company’s operated wells are legacy assets and, accordingly, were drilled and operated for several years by our predecessors in title. Therefore, at this time, the Company is conducting a review of the terms and conditions of each lease covering our operated assets to determine the acreage held by the underlying oil and gas leases and the Company is also examining shut-in wells to ascertain whether these wells are mechanically capable of production in their current state. Moreover, we are working with the operators of our non-operated assets to obtain similar information with regard to such properties. The Company expects to complete this review in the near future. Currently, we do not own any interest in undeveloped acreage.

Drilling Activities

During the year ended December 31, 2015 we drilled and completed two development wells in North Texas. No new wells were drilled in 2016.

Reserve Information. For estimates of Isramco’s net proved reserves of natural gas, crude oil and natural gas liquids, see Note 13 to Consolidated Financial Statements, “Supplemental Oil and Gas Information”.

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

The reserves estimates shown for overriding royalty interest in the Tamar field have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. Zachary R. Long. Mr. Talley, a Licensed Professional Engineer in the State of Texas (No. 102425), has been practicing consulting petroleum engineering at NSAI since 2004 and has over 5 years of prior industry experience. He graduated from University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree. Mr. Long, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11792), has been practicing consulting petroleum geoscience at NSAI since 2007 and has over 2 years of prior industry experience. He graduated from University of Louisiana at Lafayette in 2003 with a Bachelor of Science Degree in Geology and from Texas A&M University in 2005 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Capital Market under the symbol “ISRL”. The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock. As of March 10, 2017, there were approximately 155 holders of record of our common stock.

	High	Low
2016
First Quarter	$88.11	$72.43
Second Quarter	99.93	75.70
Third Quarter	85.00	78.00
Fourth Quarter	124.30	82.90

2015
First Quarter	$141.40	$117.00
Second Quarter	139.94	117.10
Third Quarter	144.80	96.92
Fourth Quarter	108.96	85.40

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

	Year Ended December 31,
(thousands, except share and per share amounts)	2016	2015	2014	2013	2012
Revenues and Income (Loss)
Total Revenues	54,942	74,509	93,898	68,692	50,430
Net Income (Loss)	6,745	(17,310)	5,162	(6,710)	2,221
Per Share Data
Earnings (Loss) Per Share - Basic	2.48	(6.37)	1.90	(2.47)	0.82
Earnings Per Share - Diluted	2.48	(6.37)	1.90	(2.47)	0.82
Cash Dividends Per Share	-	-	-	-	-
Year-End Stock Price Per Share	124.30	89.31	138.00	127.05	103.99
Weighted Average Shares Outstanding	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Basic	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Diluted	2,717,691	2,717,691	2,717,691	2,717,691	2,717,691
Total Assets	141,272	146,957	158,864	157,913	153,958
Long-term Obligations	116,289	124,567	92,674	114,849	99,413
Long-Term Debt & Long-Term Accrued Interest	95,441	104,252	72,628	96,035	81,505

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PREDICT,” “POTENTIAL,” “INTEND,” OR “CONTINUE,” AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER “RISK FACTORS” AND ELSEWHERE IN THIS FORM 10-K.

Overview

We are an independent oil and natural gas company engaged in the exploration, development, and production of oil and natural gas properties located onshore in the United States and an owner of various royalty interests offshore Israel. Our properties are primarily located in Texas, New Mexico and Oklahoma. We act as the operator of most of our U.S. properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs. In August, 2011 we created a new production services subsidiary that began operations in October 2011. As of December 2016, the subsidiary had 33 deployed production services rigs and various trucks that operate primarily in Texas and New Mexico. The Company provides a full range of production services such as well completion and wellbore maintenance, workover, fluid transportation and plugging and abandonment services.

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

The Tamar Field project began production in March 2013 and is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar Field through the world’s longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal.

As noted above with regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to whether the financing costs of Isramco Negev 2 Limited Partnership may be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company believes that the total scope of the disagreement is approximately fifteen million dollars ($15,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company expects that the matter will be resolved through this arbitration process. However, the Company cannot be assured of a favorable result resulting from this arbitration process.

During year ended December 31, 2016, net sales from the Tamar Field attributable to Isramco amounted to 5,102,000 Mcf of natural gas and 6,882 Bbl of condensate with prices of $5.34 per Mcf and $37.48 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $27,462,000. The Israeli Tax Authority withheld $6,866,000, of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

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

At December 31, 2016, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 34,581 thousand barrels of oil equivalent (“MBOE”), consisting of 1,609 thousand barrels (MBbls) of oil, 193,269 million cubic feet (MMcf) of natural gas and 761 thousand barrels (MBbls) of natural gas liquids. Approximately 78.2% of our proved reserves were classified as proved developed (See Note 13, “Supplemental Oil and Gas Information”). Full year 2016 production averaged 3.80 MBOE/d compared to 3.78 MBOE/d in 2015. Tamar Field production share amounted to 2.35 MBOE/d out of total 3.78 MBOE/d compared to 2.07 MBOE/d in 2015.

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

Liquidity and Capital Resources

Our primary source of cash during the year ended December 31, 2016, was net cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

On June 30, 2015, the Company obtained a credit facility (the “SG Facility”) with The Société Générale. The SG facility provided for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility was four (4) years and it was secured by certain onshore United States oil and gas properties. Interest on borrowing was variable as disclosed in Note 4 “Long-Term Debt and Interest Expense”. On February 28, 2017 the SG Facility was terminated.

During the year ended December 31, 2016, our cash increased by $4,012,000. Specifically, net cash from operating activities of $15,510,000, was offset by cash used in financing activities of $10,691,000 and cash used in investing activities of $807,000.

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

Contractual Obligations: Aggregate maturities of contractual obligations at December 31, 2016 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$108,000

Debt

	As of December 31,
	2016	2015	2014
	(In thousands except percentage)
Long – term debt net of discount and bank fees	95,441	104,252	-

Long – term debt – related party (1)	-	-	94,548

Current maturities of long-term debt, short-term debt, net of current portion of discount and debt cost and bank overdraft	9,147	9,952	1,306
Total debt	104,588	114,204	95,854

Stockholders’ equity (deficit)	2,016	(2,868)	18,120

Debt to capital ratio	98%	100%	84%

(1)	The amounts are exclusive of accrued interest.

At year-end 2016, our total debt was $104,588,000 compared to total debt of $114,204,000 at year-end 2015 and $95,854,000 at year-end 2014.

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

In 2015 the Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 were recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the twelve months ended December 31, 2016 totaled $820,000.

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

As of December 31, 2016, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC (“Isramco Onshore”), a newly formed, wholly-owned, subsidiary of Isramco, Inc. (the “Company”), entered into a secured Credit Agreement (the “SG Facility”) with The Société Générale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility was four (4) years and the SG Facility was secured by certain onshore United States oil and gas properties. Pricing under the SG Facility was as follows: (i) for EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans ranges from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization; (iii) a quarterly commitment fee (as defined in the SG Facility) ranging from an annual rate of 0.38% to 0.5% of the undrawn borrowing base.

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of December 31, 2016 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2016 at which time the remaining balance totaling $299,000 was expensed.

Isramco Onshore had various financial and operating covenants required by the SG Facility, including, among other things, the requirement that, during the term of the SG Facility, Isramco Onshore must have a Minimum Current Ratio (as defined in the SG Facility) of not less than 1.00:1.00, a Maximum Leverage Ratio (as defined in the SG Facility) of not less than 4.00:1.00 and a Minimum Interest Coverage Ratio (as defined in the SG Facility) of at least 2.50:1.00. In addition, the SG Facility provided for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

On August 18, 2016 as a result of semi-annual borrowing base redetermination the borrowing base under SG Facility was reduced to zero. On February 28, 2017 the SG Facility was terminated.

Related Party Debt

A discussion of the Company’s related party debt previously outstanding in fiscal year 2015 is set forth below. On June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt discussed below. The final payment totaled $101,022,000 which included loan principal payments totaling $93,395,000 and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result, all such related party debt was repaid and the outstanding balance as of December 31, 2015 and 2016 was zero.

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

Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

Naphtha Israel Petroleum Corp. Ltd., (“Naphtha”)

In connection with the Company’s purchase of certain oil and gas interests mainly in New Mexico and Texas in February 2007, the Company obtained loan from Naphtha, a related party, with terms and conditions as below:

On February 27, 2007, Isramco obtained a loan, in the principal amount of $11,500,000 from Naphtha, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal is due and payable in four equal installments, commencing on the fourth anniversary of the date of the loan. Interest is payable annually upon each anniversary date of this loan. At any time Isramco can make prepayments without premium or penalty. The loan is not secured. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 27, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Jay Petroleum, LLC, a wholly owned subsidiary of Isramco, agreed to guarantee the indebtedness. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco’s failure to pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco’s material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco’s failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco’s insolvency or liquidation or a bankruptcy event or (v) Isramco’s criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan.

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

Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman and is a controlling shareholder of Naphtha.

Jerusalem Oil Exploration Ltd (“JOEL”)

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

Mr. Jackob Maimon, Isramco’s president at the time and a former director of the Company is a director of JOEL. Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman, is a controlling shareholder of JOEL.

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the JOEL debts have been paid in full.

Isramco also had related party payables of $90,000 and $63,000 as of December 31, 2016 and 2015 respectively which are included with short term related party debt on the balance sheets.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements.

Cash Flow

Our primary source of cash in 2016 was cash flow from operating activities. In 2016, cash received from operations and proceeds from sale of oil and gas properties was primarily used for repayment of long-term debt, short-term debt, investments in equipment and an increase in restricted cash.

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

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows provided by operating activities	$15,510	$8,911	$19,776
Cash flows (used in) investing activities	(807)	(4,680)	(19,356)
Cash flows provided by (used in) financing activities	(10,691)	15,820	(2,542)
Net increase (decrease) in cash	$4,012	$20,051	$(2,122)

Operating Activities, Net cash flows provided by operating activities were $15,510,000, $8,911,000, and $19,776,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs, proceeds from an overriding royalty interest in the Tamar Field and activities of our production services subsidiary.
During the year ended December 31, 2016, compared to the same period in 2015, net cash flow provided by operating activities increased by $6,599,000 to $15,510,000. As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay its related party debt. The increase in net cash flow results from the fact the Company did not have any accrued interest on its related party debt to repay in 2016 as it did in 2015.

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

Investing Activities, Net cash flows used in investing activities for the twelve months ended December 31, 2016 and 2015 were $807,000 and $4,680,000, respectively. During 2016 and 2015 the Company invested in equipment and oil and gas properties in amounts equal to $794,000 ($157,000 in oil and gas properties and $637,000 in production services equipment) and $4,883,000 ($2,292,000 in oil and gas properties and $2,591,000 in production services equipment) respectively. During 2016 the Company increased restricted cash by $557,000, received $600,000 from the sale of oil and gas properties, invested $133,000 in a LLC, and received $77,000 from the sale of equipment.

Net cash flows used in investing activities for the twelve months ended December 31, 2015 and 2014 were $4,680,000 and $19,356,000, respectively. During 2015 and 2014 the Company invested in equipment and oil and gas properties in amounts equal to $4,883,000 ($2,292,000 in oil and gas properties and $2,591,000 in production services equipment) and $21,799,000 ($4,450,000 oil and gas properties and $17,349,000 in production services equipment), respectively. During 2015 the Company increased restricted cash by $7,205,000, received $7,506,000 from the sale of oil and gas properties, and invested $98,000 in a LLC.

Financing Activities, Net cash flows provided by (used in) financing activities were ($10,691,000) and $15,820,000 for the year ended December 31, 2016 and 2015, respectively. In 2016, the Company made $9,000,000 in principal loan payments. The Company also repaid short-term insurance financing of $1,341,000, and decreased bank overdraft by $350,000.

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

Results of Continuing Operations

Selected Data
	Years Ended December 31,
	2016	2015	2014
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$12,947	$17,047	$36,874
Israel	27,462	25,151	25,144
Production services	12,752	22,465	29,979
Gain on divestiture	600	8,378	465
Other	1,181	1,468	1,436
Total revenues and other	54,942	74,509	93,898

Cost and expenses	40,875	97,365	79,525
Other expense	5,544	7,383	6,385
Income tax expense (benefit)	3,634	(9,251)	2,859
Net income (loss) attributable to common shareholders	4,889	(20,988)	5,129
Net income (loss) attributable to noncontrolling interests	(1,856)	(3,678)	(33)
Net income (loss) attributable to Isramco	6,745	(17,310)	5,162
Earnings (loss) per common share – basic	$2.48	$(6.37)	$1.90
Earnings (loss) per common share –diluted	$2.48	$(6.37)	$1.90

Weighted average number of shares outstanding-basic	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$24,847	$31,177	$46,001
Total proved reserves (MBOE)	34,582	36,220	40,189
Sales volumes United States (MBOE)	528	623	700
Sales volumes Israel (MBOE)	857	757	717

Average cost per BOE - United States:
Production (excluding transportation and taxes)	$13.76	$19.88	$22.06
General and administrative	$8.49	$7.71	$6.86
Depletion of oil and gas properties	$6.58	$9.77	$11.16

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income (Loss)

In 2016 our net income was $6,745,000, or $2.48 per share. This compares to net loss of $(17,310,000), or $(6.37) per share for the year ended December 31, 2015.

This increase was primarily due to the decrease in impairment expense from $43,704,000 in 2015 to $4,529,000 in 2016. Additionally lease operating expenses decreased by $5,903,000 from $14,828,000 in 2015 to $8,925,000 in 2016 and Tamar Field proceeds increased by $2,311,000 from $25,151,000 in 2015 to $27,462,000 in 2016. This increase was offset by decreased revenues from our US based oil and gas assets and production services subsidiary which was driven by decrease in natural gas and crude oil prices which in turn reduced demand for our production services; and lower sales volumes of oil, natural gas and NGLs. Additionally the increase in net income was offset lower gain on divestiture, $600,000 in 2016 as compared to $8,378,000 in 2015.

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

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the year ended December 31, 2016, net sales from the Tamar Field attributable to the Company amounted to 5,102,000 Mcf of natural gas and 6,882 Bbl of condensate with prices of $5.34 per Mcf and $37.48 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $27,462,000. The Israeli Tax Authority withheld $6,866,000, of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

During the year ended December 31, 2015 the Tamar Field net sales attributable to the Company amounted to 4,505,000 Mcf of natural gas and 6,074 Bbl of condensate with prices of $5.52 per Mcf and $46.53 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $25,151,000.

During the year ended December 31, 2014 the Tamar Field net sales attributable to the Company amounted to 4,268,000 Mcf of natural gas and 5,350 Bbl of condensate with prices of $5.80 per Mcf and $88.51 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $25,144,000.

Revenues, Volumes and Average Prices Oil and Gas Segment - United States

Sales Revenues

	Years Ended December 31,
	2016	2015	Δvs. 2015	2014	Δ vs. 2014
Gas sales	$3,209	$3,935	(18)%	$8,266	(52)%
Oil sales	8,506	11,677	(27)	25,251	(54)
Natural gas liquid sales	1,232	1,435	(14)	3,357	(57)
Total	$12,947	$17,047	(24)%	$36,874	(54)%

Our sales revenues for the year ended December 31, 2016 decreased by 24% when compared to the same period of 2015, due to decrease in prices for natural gas and crude oil and production volumes. Our sales revenues for the year ended December 31, 2015 decreased by 54% when compared to the same period of 2014, due to decrease in prices and production volumes for crude oil, natural gas and NGLs.

Volumes and Average Prices

	Years Ended December 31,
	2016	2015	Δ vs. 2015	2014	Δ vs. 2014
Natural Gas
Sales volumes Mmcf	1,417	1,640	(14)%	1,836	(11)%
Price per Mcf	$2.26	$2.40	(6)	$4.50	(47)
Total gas sales revenues (thousands)	$3,209	$3,935	(18)%	$8,266	(52)%

Crude Oil
Sales volumes MBbl	215	257	(16)%	287	(10)%
Price per Bbl	$39.56	$45.44	(13)	$87.98	(48)
Total oil sales revenues (thousands)	$8,506	$11,677	(27)%	$25,251	(54)%

Natural gas liquids
Sales volumes MBbl	77	93	(17)%	107	(13)%
Price per Bbl	$16.00	$15.43	4	$31.37	(51)
Total natural gas liquids sales revenues (thousands)	$1,232	$1,435	(14)%	$3,357	(57)%

The Company’s natural gas sales volumes decreased by 14%, crude oil sales volumes decreased by 16% and natural gas liquids sales volumes decreased by 17% for the year ended December 31, 2016 compared to the same period of 2015.

Our average natural gas price for the year ended December 31, 2016 decreased by 6%, or $0.14 per Mcf, when compared to the same period of 2015. Our average crude oil price for the year ended December 31, 2016 decreased by 13%, or $5.88 per Bbl, when compared to the same period of 2015. Our average natural gas liquids price for the year ended December 31, 2016 increased by 4%, or $0.57 per Bbl, when compared to the same period of 2015.

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

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the year ended December 31, 2016 compared to 2015 and 2014.

In thousands	Natural Gas	Oil	Natural gas liquids
2014 sales revenues	$8,266	$25,251	$3,357
Changes associated with sales volumes	(882)	(2,639)	(439)
Changes in prices	(3,449)	(10,935)	(1,483)
2015 sales revenues	$3,935	$11,677	$1,435
Changes associated with sales volumes	(535)	(1,908)	(247)
Changes in prices	(191)	(1,263)	44
2016 sales revenues	$3,209	$8,506	$1,232

Operating Expenses (excluding production services segment)

	Years Ended December 31,
In thousands except percentages	2016	2015	Δ vs. 2015	2014	Δ vs. 2014
Lease operating expense, transportation and taxes	$8,925	$14,828	(40)%	$19,066	(22)%
Depreciation, depletion and amortization of oil and gas properties	3,474	6,091	(43)	7,811	(22)
Impairments of oil and gas assets	4,529	33,138	(86)	19,540	70
Accretion expense	897	856	5	874	(2)
Loss from plug and abandonment	(3)	91	(103)	49	86
General and administrative	4,485	4,806	(7)	4,805	NM
	$22,008	$59,810	(63)%	$52,145	15%

NM – Not Meaningful

During 2016, our operating expenses decreased by 63% when compared to 2015 as highlighted below:

●
Lease operating expense, transportation cost and taxes decreased by 40%, or $5,903,000 in 2016 when compared to 2015. On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $6.12 per MBOE to $13.76 per MBOE in 2016 from $19.88 per MBOE in 2015. The decrease was a direct result of company efforts to reduce costs through delaying well repairs, reducing vendor prices, and reducing employee headcount/wages.

●
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 43%, or $2,617,000, in 2016 when compared to 2015. On a per unit basis, depletion expenses decreased by $3.19 per MBOE to $6.58 per MBOE in 2016 from $9.77 per MBOE in 2015 due to a decrease in the depletable base as a result of prior year impairments.

●
Impairments of oil and gas assets of $4,529,000 in 2016 were primarily the result of lower estimated future production in several fields which reduced the projected value in those fields from prior estimates and resulted in a projected value lower than the carrying value of those fields which triggered impairment.

●	Loss from plugging and abandonment expenses decreased by 103%, or $94,000 in 2016 when compared to 2015, primarily due to a decrease in the wells plugged in 2016.

●
The decrease in general and administrative expenses was primarily due to decrease in bad debt expenses and professional fees partially offset by a 2016 write-off of $299,000 in deferred financing costs.

During 2015, our operating expenses increased by 15% when compared to 2014 as highlighted below:

●
Lease operating expense, transportation cost and taxes decreased by 22%, or $4,238,000 in 2015 when compared to 2014. On a per unit basis, lease operating expenses (excluding transportation and taxes) decreased by $2.18 per MBOE to $19.88 per MBOE in 2015 from $22.06 per MBOE in 2014.

●
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 22%, or $1,720,000, in 2015 when compared to 2014. On a per unit basis, depletion expenses decreased by $1.39 per MBOE to $9.77 per MBOE in 2015 from $11.16 per MBOE in 2014 due to a decrease in the depletable base as a result of impairments.

●	Impairments of oil and gas assets of $33,138,000 in 2015 were primarily the result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation.

●	Loss from plugging and abandonment expenses increased by 86%, or $42,000 in 2015 when compared to 2014, primarily due to an increase in the wells plugged in 2015.

Production Services Segment

	Years Ended December 31,
In thousands except percentages	2016	2015	Δ vs. 2015	2014	Δ vs. 2014
Production Services (1)	$12,752	$22,465	(43)%	$30,934	(27)%
Operating expenses	14,494	21,802	(34)	24,816	(12)
Depreciation	3,193	3,853	(17)	3,015	28
Impairment	-	10,566	(100)	-	100
General and administrative (1)	1,001	1,454	(31)	625	133
Operating income	$(5,936)	$(15,210)	(61)%	$2,478	(714)%

(1)	Production Services revenue includes intersegment revenues and expenses.

●
The revenues from production services operations in 2016 decreased by 43% or $9,713,000 when compared to 2015 primarily due to a continued decrease in crude oil and natural gas prices that triggered a continued decrease in demand for our production services. The revenues from production services operations in 2015 decreased by 27% or $8,469,000 when compared to 2014 primarily due to significant decrease in crude oil and natural gas prices that triggered significant decrease in demand for our services.

●
Operating expenses from production services operations for the year ended December 31, 2016 has decreased by 34% or $7,308,000 when compared to the same period in 2015. The decrease was primarily associated with reduction in payroll, fuel, and other related expenses as a result of decrease in number of deployed rigs. Operating expenses from production services operations for the year ended December 31, 2015 has decreased by 12% or $3,014,000 when compared to the same period in 2014. The decrease was primarily associated with reduction in payroll, fuel, and other related expenses as a result of decrease in number of deployed rigs.

●
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment. The decrease in depreciation expense for the year ended December 31, 2016 of $660,000 is a result of a decrease in the depreciable base stemming from the impairment in 2015. The increase of $838,000 the year ended December 31, 2015 compared to 2014 was due to the increase in the number of rigs and the amount of auxiliary equipment.

●
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

●
As a result of the downturn which began in late 2014 and worsened through 2015, we performed impairment testing on our equipment as of December 31, 2015. Such testing indicated that the carrying value of our production services equipment was not recoverable and thus we recorded an impairment of $10,566,000 at December 31, 2015. No such impairment was recorded for the year ended December 31, 2016 and 2014.

●
General and administrative expenses from production services operations for the year ended December 31, 2016 decreased by 31% or $453,000 from 2015 primarily as a result of lesser increase in the allowance for doubtful accounts. For the year ended December 31, 2015 the general and administrative expenses increased by 133% or $829,000 from 2014 primarily due to increases in the allowance for doubtful accounts and legal fees.

Other expenses

	Years Ended December 31,
In thousands except percentages	2016	2015	Δ vs. 2015	2014	Δ vs. 2014
Interest expense net	$4,817	$2,432	98%	$-	100%
Interest expense – related party, net	-	2,878	(100)	6,773	(58)
Loss from derivative contracts, net	657	1,988	(67)	-	100
Capital (gain) loss	70	85	(18)	(388)	122
	$5,544	$7,383	(25)%	$6,385	16%

●
Interest expense. Isramco’s interest expense including related party interest expense decreased by 9%, or $493,000, for the twelve months ended December 31, 2016 compared to the same period of 2015. This decrease was primarily due to lower interest rates on the loans and lower average principal balance outstanding during the twelve months ended December 31, 2016.

●
Isramco’s interest expense including related party interest expense decreased by 22%, or $1,463,000, for the twelve months ended December 31, 2015 compared to the same period of 2014. This decrease was primarily due to lower interest rates on the loans during the twelve months ended December 31, 2015.

●
Net loss on derivative contracts. During 2015 we entered into interest rate cap and swap agreements. These agreements are considered derivative and are accounted for with mark-to-market valuation. The loss in fair value of these contracts is recorded in the statement of operations. The loss from derivative contracts decreased from $1,988,000 in 2015 to $657,000 in 2016 primarily as a result of an increase in the estimated future LIBOR rate which is a factor in determining the market value of the derivatives. We had no such contracts during the year ended December 31, 2014.

Income Tax

Income tax expense for the year ended December 31, 2016 was $3,634,000. The tax expense was primarily due to our pre-tax income of $8,523,000 which was primarily due to the decrease in impairment expense from $43,704,000 in 2015 to $4,529,000 in 2016. Additionally lease operating expenses decreased by $5,903,000 from $14,828,000 in 2015 to $8,925,000 in 2016 and Tamar Field proceeds increased by $2,311,000 from $25,151,000 in 2015 to $27,462,000 in 2016. This increase was offset by decreased revenues from our US based oil and gas assets and production services subsidiary which was driven by decrease in natural gas and crude oil prices which in turn reduced demand for our production services; and lower sales volumes of oil, natural gas and NGLs. Additionally the increase in net income was offset lower gain on divestiture, $600,000 in 2016 as compared to $8,378,000 in 2015.

Income tax benefit for the year ended December 31, 2015 was $9,251,000. The tax benefit was primarily due to our pre-tax loss of $30,239,000 which was primarily due to decreased revenues resulting from lower commodity prices and related impairment in our United States oil and gas properties and production services equipment.

Income tax expense for the year ended December 31, 2014 was $2,859,000. The tax expense was primarily due to our pre-tax income of $7,988,000 which was primarily due to increased revenues from a full year of production in the Tamar Field, offset by an impairment in our United States oil and gas properties.

The effective tax rates for the years ended December 31, 2016, 2015 and 2014 were 42.6%, 30.6% and 36%, respectively.

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

	Years Ended December 31,
In thousands	2016	2015	2014
Income (loss) from operations before income taxes (1)	$8,523	$(30,239)	$7,988
Depreciation, depletion, amortization and impairment expense	11,196	53,648	30,366
Interest expense	4,817	5,310	6,773
Loss (gain) on derivative contract	(586)	1,602	-
Accretion Expenses	897	856	874
Consolidated Adjusted EBITDAX	$24,847	$31,177	$46,001

(1)	Including net gain on divestiture $600,000 in 2016, $8,378,000 in 2015, and $465,000 in 2014.

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

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 8. Consolidated Financial Statements and Supplemental Data—Note 3, “Financial Instruments and Fair Value” for additional information. As of December 31, 2016 and 2015 we did not have open commodity derivative positions.

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

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 8. Consolidated Financial Statements and Supplemental Data—Note 3 “Financial Instruments and Fair Value” for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information called for by this Item 8 is included following the “Index to Financial Statements” contained in this Annual Report on Form 10-K.

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

Based on their evaluation, Isramco’s principal executive and principal financial officers have concluded that Isramco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2016 to ensure that the information required to be disclosed by Isramco in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by MaloneBailey LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Isramco’s internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, Isramco’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

GLOSSARY

“Limited Partnership” means Isramco Negev 2 Limited Partnership, a Limited Partnership founded pursuant to a Limited Partnership Agreement made on the 2nd and 3rd days of March, 1989 (as amended on September 7, 1989, July 28, 1991, March 5, 1992 and June 11, 1992) between the Trustee on part as Limited Partner and Isramco Oil and Gas Ltd., as General Partner on the other part.

“Overriding Royalty” means a percentage interest over and above the base royalty and is free of all costs of exploration and production, which costs are borne by the Grantor of the Overriding Royalty Interest and which is related to a particular Petroleum License.

“Payout” means the point at which all costs of leasing, exploring, drilling and operating have been recovered from production of a well or wells as defined by contractual agreement or otherwise.

“Petroleum” means any petroleum fluid, whether liquid or gaseous, and includes oil, natural gas, natural gasoline, condensates and related fluid hydrocarbons, and also asphalt and other solid petroleum hydrocarbons when dissolved in and producible with fluid petroleum.

“Israel Petroleum Law”

The Company’s business in Israel is subject to regulation by the State of Israel pursuant to the Petroleum Law, 1952. The administration and implementation of the Petroleum Law is vested in the Minister of National Infrastructure (the “Minister”) and an Advisory Council.

The following includes brief statements of certain provisions of the Petroleum Law in effect at the date of this Prospectus. Reference is made to the copy of the Petroleum Law filed as an exhibit to the Registration Statement referred to under “Additional Information” and the description which follows is qualified in its entirety by such reference.

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

The Minister may require a lessee to supply at the market price such quantity of petroleum as, in the Minister’s opinion, is required for domestic consumption, subject to certain limitations.

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

10.1
Purchase and Sale Agreement, dated as of February 16, 2007, among Five States Energy Company, L.L.C. and each of the other parties listed as a party “Seller” on the signature pages thereof and ISRAMCO, Inc., filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

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

Date: March 13, 2017

/S/ EDY FRANCIS
EDY FRANCIS,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: March 13, 2017

/S/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY,
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)

Date: March 13, 2017

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	March 13, 2017
Haim Tsuff	Chief Executive Officer

/s/ Josef From	Director	March 13, 2017
Josef From

/s/ Max Pridgeon	Director	March 13, 2017
Max Pridgeon

/s/ Frans Sluiter	Director	March 13, 2017
Frans Sluiter

/s/ Nir Hasson	Director	March 13, 2017
Nir Hasson

/s/ Asaf Yarkoni	Director	March 13, 2017
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

MaloneBailey, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2016.

/s/ Haim Tsuff	/s/ Zeev Koltovskoy	/s/ Edy Francis
Haim Tsuff	Zeev Koltovskoy	Edy Francis
Chief Executive Officer	Chief Accounting Officer	Chief Financial Officer

Houston, Texas
March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Isramco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Isramco, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows each of for the years ended December 31, 2016, 2015, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isramco, Inc and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years ended December 31, 2016, 2015, and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MALONE BAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 13, 2017

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$26,090	$22,078
Accounts receivable, net of allowances for doubtful accounts of $2,294 and $1,743	9,902	12,460
Restricted and designated cash	701	185
Inventories	697	871
Prepaid expenses and other	2,295	2,679
Total Current Assets	39,685	38,273

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	244,158	243,855
Advanced payment for equipment	440	440
Other	57,292	56,490
Total Property and Equipment	301,890	300,785
Accumulated depreciation, depletion, amortization and impairment	(246,390)	(235,194)
Net Property and Equipment	55,500	65,591

Deferred tax assets and other	38,735	35,496
Deferred financing costs	-	419
Restricted cash – long term	7,122	7,080
Investments	230	98
Total assets	$141,272	$146,957

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$11,840	$13,122
Bank overdraft	-	350
Short term debt and current maturities of long-term debt, net of discount of $789 and $820	9,147	9,602
Payables and accrued interest due to related party	90	63
Accrued interest	974	950
Derivative liability	916	1,171
Total current liabilities	22,967	25,258

Long term debt, net of discount of $2,959 and $3,748	95,441	104,252

Other Long-term Liabilities:
Asset retirement obligations	20,748	19,884
Derivative liability	100	431
Total liabilities	139,256	149,825

Commitments and contingencies (Note 11)

Shareholders’ equity (deficit):
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(16,660)	(23,405)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity (deficit)	7,056	311
Non controlling interest	(5,040)	(3,179)
Total equity (deficit)	2,016	(2,868)
Total liabilities and shareholders’ equity (deficit)	$141,272	$146,957

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31	2016	2015	2014

Revenues and other
Oil and gas sales	$40,409	$42,198	$62,018
Production services	12,752	22,465	29,979
Office services	569	634	623
Gain on divestiture	600	8,378	465
Other	612	834	813
Total revenues and other	54,942	74,509	93,898

Operating expenses
Lease operating expense, transportation and taxes	8,925	14,828	19,066
Depreciation, depletion and amortization	6,667	9,944	10,826
Impairments of oil and gas assets and equipment	4,529	43,704	19,540
Accretion expense	897	856	874
Production services	14,494	21,802	23,861
Loss (gain) from plug and abandonment	(3)	91	49
General and administrative	5,366	6,140	5,309
Total operating expenses	40,875	97,365	79,525
Operating income (loss)	14,067	(22,856)	14,373

Other expenses
Interest expense, net	4,817	2,432	2
Interest expense – related party, net	-	2,878	6,771
Loss from derivative contracts, net	657	1,988	-
Capital (gain) loss	70	85	(388)
Total other expenses	5,544	7,383	6,385

Income (loss) before income taxes	8,523	(30,239)	7,988
Income tax benefit (expense)	(3,634)	9,251	(2,859)

Net income (loss)	$4,889	$(20,988)	$5,129
Net (loss) attributable to non-controlling interests	(1,856)	(3,678)	(33)
Net income (loss) attributable to Isramco	$6,745	$(17,310)	$5,162

Earnings (loss) per share – basic:	$2.48	$(6.37)	$1.90

Earnings (loss) per share – diluted:	$2.48	$(6.37)	$1.90

Weighted average number of shares outstanding-basic:	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding-diluted:	2,717,691	2,717,691	2,717,691

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

Year Ended December 31
	2016	2015	2014
Net income (loss)	$4,889	$(20,988)	$5,129
Comprehensive income (loss)	4,889	(20,988)	5,129
Comprehensive income (loss) attributable to non-controlling interests	(1,856)	(3,678)	(33)
Comprehensive income (loss) attributable to Isramco	$6,745	$(17,310)	$5,162

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(in thousands, except share amounts)

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock	Non-controlling interests	Total Shareholders’ Equity (Deficit)

Balance of January 1, 2014	2,717,691	$27	$23,268	$-	$(11,257)	$(164)	$617	$12,491

Distribution to non-controlling interests							(85)	(85)

Credits from short swing profits			585					585

Net income (loss)					5,162		(33)	5,129

Balance of December 31, 2014	2,717,691	$27	$23,853	$-	$(6,095)	$(164)	$499	$18,120

Net loss					(17,310)		(3,678)	(20,988)

Balance of December 31, 2015	2,717,691	$27	$23,853	$-	$(23,405)	$(164)	$(3,179)	$(2,868)

Distribution to non-controlling interests							(5)	(5)

Net income (loss)					6,745		(1,856)	4,889

Balance of December 31, 2016	2,717,691	$27	$23,853	$-	$(16,660)	$(164)	$(5,040)	$2,016

See notes to consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31	2016	2015	2014

Cash Flows From Operating Activities:
Net income (loss)	$4,889	$(20,988)	$5,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization	6,667	9,944	10,826
Impairment of oil and gas properties and equipment	4,529	43,704	19,540
Bad debt expense	551	1,094	405
Accretion expense	897	856	874
Gain on divestiture	(600)	(8,378)	(465)
Changes in deferred taxes	(3,239)	(15,915)	(3,890)
Net unrealized loss on derivative contracts	(586)	1,602	-
Loss on sale of equipment and other	70	85	77
Gain on insurance recovery from property casualty	-	-	(466)
Amortization of debt cost	940	462	-
Write off of debt cost	299	-	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	2,007	3,712	(2,916)
Prepaid expenses and other current assets	639	1,787	656
Due to related party	27	(4,786)	(9,103)
Inventories	174	(42)	(412)
Accounts payable and accrued expenses	(1,754)	(4,226)	(479)
Net cash provided by operating activities	15,510	8,911	19,776

Cash flows from investing activities:
Addition to oil and gas property and equipment, net	(794)	(4,883)	(21,799)
Proceeds from sale of oil and gas properties	600	7,506	477
Proceeds from sale of equipment	77	-	-
Restricted cash and deposit, net	(558)	(7,205)	1,500
Insurance proceeds from property casualty	-	-	466
Investment in Apache Flats	(132)	(98)	-
Net cash used in investing activities	(807)	(4,680)	(19,356)

Cash flows from financing activities:
Distributions to non-controlling interests	-	-	(85)
Proceeds from long term debt	-	115,030	-
Repayment of long term debt	(9,000)	(3,000)	-
Repayments on loans – related parties, net	-	(94,250)	(108)
Repayment of short-term debt	(1,341)	(1,810)	(1,580)
Payment of deferred financing costs	-	(478)	-
Borrowings of bank overdraft, net	(350)	328	(769)
Net cash provided by (used in) financing activities	(10,691)	15,820	(2,542)

Net increase (decrease) in cash and cash equivalents	4,012	20,051	(2,122)
Cash and cash equivalents at beginning of year	22,078	2,027	4,149
Cash and cash equivalents at end of year	$26,090	$22,078	$2,027

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

Restricted and designated cash

Restricted cash deposits are held in favor of financial institutions or represent deposits with original maturity of longer than three months.

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

In 2016, 2015 and 2014, we reported an impairment charge of $4,529,000, $33,138,000, and $19,540,000, respectively, relating to our oil and gas properties. Impairments of oil and gas assets of $4,529,000 in 2016 were a result of lower estimated future production in a few fields. Impairments of oil and gas assets of $33,138,000 in 2015 were a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation and a decrease in production volumes in certain fields 2015. Impairments of oil and gas assets of $19,540,000 in 2014 were a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation and a decrease in production volumes in certain fields in 2014.

Gain on divestiture – During the year ended December 31, 2016 the Company sold deep rights in one field for a gain of $600,000. The property sold had no net book value. During year ended December 31, 2015 the Company sold several leases for a net gain of $8,378,000. The gain consists of $7,506,000 cash plus $1,035,000 in relieved asset retirement obligation offset by a net book value of $163,000. During the year ended December 31, 2014 the Company sold several leases for a net gain of $465,000. The gain consists of $477,000 cash plus $16,000 in relieved asset retirement obligation and accounts offset by a net book value of $28,000.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by using average method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2016 and 2015 no reserve has been recorded.

Investments

Investments are recorded at historical costs.

Property, Plant and Equipment Other than Oil and Natural Gas Properties

Property and equipment are carried at cost less accumulated depreciation and impairment. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $3,569,000, $4,275,000, and $3,251,000 respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 15% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.

As of December 31, 2016, the estimated useful lives of our asset classes are as follows:

Description	Years
Production services rigs and components	15
Oilfield trucks, vehicles and related equipment	5 - 10
Production services auxiliary equipment	7 - 15
Furniture and equipment	3 - 7

A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. During the year ended December 31, 2015 we recorded an impairment of $10,566,000 in relation to our production services segment equipment. We had no such impairment loss in 2016 or 2014.

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

The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the years ended December 31, 2016 and 2015, no purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of Isramco’s consolidated revenues. During the year ended December 31, 2014 only one purchaser, Sunoco Logistics Partners L.P., accounted for 13% of Isramco’s consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The Company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2 Limited Partnership, a related party. During the twelve months ended December 31, 2016, 2015, and 2014, income from this source accounted for 50%, 34%, and 27% respectively of the Company’s consolidated revenues. If Isramco Negev 2 Limited Partnership were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest. Loss of payments from this source would have significant financial consequences on the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2016, 2015 and 2014, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and offshore Israel and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable.

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

For the years ended December 31, 2016, 2015, & 2014, Isramco did not have any outstanding stock options, restrictive stock awards, restricted stock units, or performance-based awards.

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

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued guidance regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents using a retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Inventory”, which updates previously issued standards to improve the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, the FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

In February 2016, the FASB issued guidance regarding the accounting for leases. The guidance requires recognition of most leases on the balance sheet. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall,” which requires separate presentation of financial assets and liabilities on the balance sheet and requires evaluation of the need for valuation allowance of deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, with early adoption not permitted. We do not expect the adoption of this guidance will have a material effect on our consolidated financial statements.

2. Transactions with Affiliates and Related Parties

On November 17, 2008, the Company and Goodrich entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008, and January 1, 2011 (the “Goodrich Agreement”). The Goodrich Agreement replaced the consulting agreement entered into in May 1996 between the Company and Goodrich which terminated on May 31, 2008, pursuant to which the Company paid $240,000 per annum in installments of $20,000 per month. Under the Goodrich Agreement, as of June 1, 2008, the Company pays Goodrich $360,000 per annum in installments of $30,000 per month in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered to the Company. The Company’s payment of $360,000 per year under the Goodrich Agreement is herein reflected as the salary of Haim Tsuff, the Company’s Chairman, Chief Executive Officer and President. The Goodrich Agreement had an initial term through May 31, 2011, and automatically extended by its terms for an additional three-year period. The Goodrich Agreement contains certain customary confidentiality and non-compete provisions. The Company and Goodrich entered into a Consulting Agreement dated effective June 1, 2014 (the “2014 Consulting Agreement”), which replaced the Goodrich Agreement. However, the 2014 Consulting Agreement will continue the payment to Goodrich of $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable business expenses, including automobile expenses, incurred by Mr. Tsuff in connection with services rendered on behalf of the Company, in exchange for management services performed by Mr. Tsuff as the Company’s Chairman, Chief Executive Officer and President. The 2014 Consulting Agreement has an initial term through May 31, 2017, and will be automatically extended by its terms for an additional three-year period unless the Company or Goodrich elects otherwise prior to such extension. The Consulting Agreement also contains certain customary confidentiality and non-compete provisions which are identical to those contained in the Goodrich Agreement.

As previously disclosed, on May 18, 2015, Tamar Royalties LLC, a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement with Deutsche Bank Trust Company Americas, as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. Pursuant to the terms of the transaction, the Amended and Restated Borrower LLC Agreement of Tamar Royalties LLC requires management by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi. As consideration for its management of Tamar Royalties LLC, the Company pays twenty thousand dollars ($20,000) per month to N.M.A. Energy Resources Ltd. As noted herein, Isramco Inc. owns all ownership interests in Tamar Royalties LLC, subject to its management by the aforementioned parties. All overriding royalty payments received in Tamar Royalties LLC are paid by Isramco Negev 2 Limited Partnership, a company affiliated by common ownership.

3. Financial Instruments and Fair Value

Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820) the Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

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

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties LLC entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 4 “Long-Term Debt and Interest Expense”. Under the terms of this facility, Tamar Royalties LLC, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties LLC and DBAG entered into the IRS agreement whereby Tamar Royalties LLC hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

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

Financial Instruments as of December 31, 2016 and December 31, 2015 consisted of the following (in thousands):

		December 31, 2016		December 31, 2015
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
ST Liabilities:
Interest rate swaps	Level 2	$(916)	$(916)	$(1,171)	$(1,171)

LT Liabilities:
Interest rate swaps	Level 2	(100)	(100)	(431)	(431)

		$(1,016)	$(1,016)	$(1,602)	$(1,602)

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

4. Long-Term Debt and Interest Expense

Long-term debt as of December 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of December 31, 2016	As of December 31, 2015
Bank loan
Principal amount	$108,000	$117,000
Less: unamortized discount and debt costs	(3,748)	(4,568)
Total long-term debt	104,252	112,432
Less: current maturities and current discount amortization	(8,811)	(8,180)

Long-term debt, net of current maturities	$95,441	$104,252

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

So long as any amounts remain outstanding to the Lenders under the DB Facility, Tamar Royalties must, from and after the end of the Availability Period (as defined in the DB Facility), have a Historical Debt Service Coverage Ratio (as defined in the DB Facility) of not less than 1.00:1.00, a Loan Life Coverage Ratio (as defined in the DB Facility) of at least 1.1:1.00, and maintain a Required Reserve Amount (as defined in the DB Facility). The initial Required Reserve Amount was $4,680,000. As of December 31, 2016 the Amount is $7,122,000 and recorded as “Restricted cash- long-term” on the Consolidated Balance Sheets.  In addition, Tamar Royalties is required under the DB facility to hedge against fluctuations in LIBOR as reflected in Note 3 “Financial Instruments and Fair Value”.

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

On January 3, 2017 the Company made a payment in the amount of $3,374,000 consisting of $2,400,000 and $974,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the period ended December 31, 2016 and 2015 totaled $820,000 and $402,000 respectively.

As of December 31, 2016 and 2015, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC (“Isramco Onshore”), a newly formed, wholly-owned, subsidiary of Isramco, Inc. (the “Company”), entered into a secured Credit Agreement (the “SG Facility”) with The Société Générale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility was four (4) years and the SG Facility was secured by certain onshore United States oil and gas properties. Pricing under the SG Facility was as follows: (i) for EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans ranges from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization; (iii) a quarterly commitment fee (as defined in the SG Facility) ranging from an annual rate of 0.38% to 0.5% of the undrawn borrowing base.

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of December 31, 2016 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2016 at which time the remaining balance totaling $299,000 was expensed.

Isramco Onshore had various financial and operating covenants required by the SG Facility, including, among other things, the requirement that, during the term of the SG Facility, Isramco Onshore must have a Minimum Current Ratio (as defined in the SG Facility) of not less than 1.00:1.00, a Maximum Leverage Ratio (as defined in the SG Facility) of not less than 4.00:1.00 and a Minimum Interest Coverage Ratio (as defined in the SG Facility) of at least 2.50:1.00. In addition, the SG Facility provided for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

On August 18, 2016 as a result of semi-annual borrowing base redetermination the borrowing base under SG Facility was reduced to zero. On February 28, 2017 the SG Facility was terminated.

Related Party Debt

On June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. The final payment totaled $101,022,000 which included loan principal payments totaling $93,395,000 and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result all related party debt was repaid and the outstanding balance as of December 31, 2016 and 2015 was zero.

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

Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

Naphtha Israel Petroleum Corp. Ltd., (“Naphtha”)

In connection with the Company’s purchase of certain oil and gas interests mainly in New Mexico and Texas in February 2007, the Company obtained loan from Naphtha, a related party, with terms and conditions as below:

On February 27, 2007, Isramco obtained a loan, in the principal amount of $11,500,000 from Naphtha, repayable at the end of seven years. Interest accrues at a per annum rate of LIBOR plus 6%. Principal is due and payable in four equal installments, commencing on the fourth anniversary of the date of the loan. Interest is payable annually upon each anniversary date of this loan. At any time Isramco can make prepayments without premium or penalty. The loan is not secured. Interest is payable at the end of each loan year. Principal plus any accrued and unpaid interest are due and payable on February 27, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. At any time, Isramco is entitled to prepay the outstanding amount of the loan without penalty or prepayment. To secure its obligations that may be incurred under the Loan Agreement, Jay Petroleum, LLC, a wholly owned subsidiary of Isramco, agreed to guarantee the indebtedness. Naphtha can accelerate the loan and exercise its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco’s failure to pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco’s material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco’s failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco’s insolvency or liquidation or a bankruptcy event or (v) Isramco’s criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan.

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

Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman and is a controlling shareholder of Naphtha.

Jerusalem Oil Exploration Ltd (“JOEL”)

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

Mr. Jackob Maimon, Isramco’s president at the time and a former director of the Company is a director of JOEL. Mr. Haim Tsuff, Isramco’s Chief Executive Officer and Chairman, is a controlling shareholder of JOEL.

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the JOEL debts have been paid in full.

Isramco also had related party payables of $90,000 and $63,000 as of December 31, 2016 and 2015 respectively.

Short-Term Debt

As of December 31, 2016 and December 31, 2015 outstanding debt from short-term insurance financing agreements totaled $336,000 and $1,422,000 respectively. During the year ended December 31, 2016, the Company made cash payments totaling $1,341,000. The Company also decreased its bank overdraft by $350,000.

Debt Maturities

Aggregate maturities of long-term debt at December 31, 2016 are due in future years as follows (in thousands):

2017	9,600
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$108,000

Interest Expense

The following table summarizes the amounts included in interest expense for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current debt, long-term debt and other - banks	$4,817	$2,432	$2
Long-term debt – related parties	-	2,878	6,771
	$4,817	$5,310	$6,773

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

The Company adopted Accounting Standards Codification (ASC) 740-10, effective January 1, 2007.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations. There were no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2016.  The Company’s tax years subsequent to 2013 currently remain open and subject to examination by federal tax authorities and the tax authorities in Colorado, Louisiana, Michigan, New Mexico, Oklahoma, Texas, and Utah which are the jurisdictions in which the Company has had its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. It is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Expected tax (benefit) expense	$2,889	$(10,584)	$2,796
Non-controlling interest in subsidiary	650	1,287	27
Other	95	46	36
Total tax expense (benefit)	$3,634	$(9,251)	$2,859

Deferred tax assets at December 31, 2016 and 2015 are comprised primarily of future tax credits from Tamar field revenue withholdings, net operating loss carry forwards and book impairment from write down of assets. Deferred tax assets consist primarily of the difference between book and tax basis depreciation, depletion and amortization, and impairment. Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under accounting principles generally accepted in the United States and the applicable income tax statutes and regulations in the jurisdictions in which the Company operates. There is a net deferred tax asset and it is management’s opinion that a valuation allowance is not needed, as it is more likely than not based on objective evidence that realization of the deferred tax assets is reasonably assured.

The principal components of the Company’s deferred tax assets as of December 31 were as follows (in thousands):
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$803	$610
Unrealized Hedging Transactions	35	410
Foreign tax credit (1)	24,189	17,318
Unrealized Hedging Transactions	321	151
Book-tax differences in property basis	3,848	8,319
Other	60	59
Net operating loss carry-forwards	9,479	8,629
Deferred noncurrent tax assets	$38,735	$35,496

(1)  Total revenues net of marketing and transportation expenses from Tamar Field were $27,462,039. The Company paid $6,865,510 in foreign income taxes and as a result has created a foreign tax credit in the US to be used against future US income tax. The credit will expire in various amounts beginning in 2024 and ending in 2026.

Components of income (loss) from operations before income taxes are as follows (in thousands):

	2016	2015	2014

Domestic	$(18,939)	$(55,390)	$(17,156)
Foreign	27,462	25,151	25,144
Total	8,523	(30,239)	7,988

The principal components of the Company’s Income Tax Provision for the years indicated below were as follows (in thousands):

	2016	2015	2014
Current income tax:
Federal	$-	$-	$56
Foreign	6,866	6,665	6,698
State	-	69	45
Total current income tax	$6,866	$6,734	$6,799

Deferred income tax
Federal	$(3,232)	$(15,985)	$(3,940)
Foreign	-	-	-
State	-	-	-
Total deferred income tax	$(3,232)	$(15,985)	$(3,940)
Provision for income tax	$3,634	$(9,251)	$2,859

At December 31, 2016 the Company has U.S. tax loss carry forwards of approximately $26,946,491 which will expire in various amounts beginning in 2028 and ending in 2036.  Utilization of such loss carry forwards could be limited to the extent Isramco has an ownership change that triggers the limitation under Section 382 of Internal Revenue Code of 1986, as amended.

6. Earnings Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):

	2016	2015	2014
Numerator for Basic and Diluted Earnings per Share -
Net Income (loss)	$6,745	$(17,310)	$5,162

Denominator for Basic Earnings per Share -
Weighted Average Shares	2,717,691	2,717,691	2,717,691
Potential Dilutive Common Shares -	-	-	-
Adjusted Weighted Average Shares	2,717,691	2,717,691	2,717,691

Net Income (Loss) Per Share Available to Common Stockholders – Basic	$2.48	$(6.37)	$1.90
Net Income (Loss) Per Share Available to Common Stockholders – Diluted	$2.48	$(6.37)	$1.90

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

No stock options were granted during 2016, 2015 and 2014. Shares of common stock reserved for future issuance under the 2011 plan are 200,000 shares. There are no granted stock options outstanding under the 2011 Plan as of balance sheet date.

8. Supplemental Cash Flow Information

Cash paid for interest and income taxes was as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Interest	$3,859	$8,451	$15,804

Income taxes	$-	$-	$52

The consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014 exclude the following non-cash transactions:

●	Increase in property and equipment of $1,000 due to additional asset retirement obligation in 2016.
●	Termination of $487,000 short-term insurance financing reduced prepaid insurance in 2016
●	Insurance premiums financed through issuance of short term debt of $742,000 in 2016.
●	Equipment of $457,000 included in accounts payable in 2016.
●	Equipment additions were offset by trade-ins valued at $75,000 in 2016.
●	Retirement of asset retirement obligations in the amount of $1,035,000 included in the gain on sale of oil and gas properties in 2015.
●	Oil and gas property of $1,347,000 removed from accounts payable due to title dispute in 2015.
●	Insurance premiums financed through issuance of short term debt of $1,954,000 in 2015.
●	Equipment of $84,000 included in accounts payable in 2015.
●	Increase in property and equipment of $17,000 due to additional asset retirement obligation in 2015.
●	Increase in debt discount of $235,000 deducted from loan proceeds in 2015.
●	Property and equipment of $3,765,000 included in accounts payable in 2014.
●	Deferred financing costs of $650,000 were included in accounts payable in 2014.
●	Proceeds from short swing profits from parent company of $585,000 recorded in additional paid-in capital. This resulted in a reduction of $585,000 due to related party accrued interest.
●	Insurance premiums financed through issuance of short term debt of $2,263,000 in 2014.

9. Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2016. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2016:
Sales revenues
United States	$12,947	$12,752	$-	$25,699
Israel	27,462	-	-	27,462
Office services and other	1,901	-	(120)	1,781

Total revenues and other	42,310	12,752	(120)	54,942

Operating costs and expenses	14,304	15,495	(120)	29,679
Depreciation, depletion, and amortization	3,474	3,193	-	6,667
Impairment	4,529	-	-	4,529
Interest expenses, net and other	1,509	3,308	-	4,817
Loss on derivative contracts	657	-	-	657
Other expense, net	34	36		70

Total expenses and other	24,507	22,032	(120)	46,419

Income (loss) before income taxes	$17,803	$(9,280)	$-	$8,523
Net income (loss)	11,571	(6,682)	-	4,889
Net loss attributable to noncontrolling interests	-	(1,856)	-	(1,856)
Net income (loss) attributable to Isramco	11,571	(4,826)	-	6,745
Total Assets	$103,956	$37,316	$-	$141,272
Expenditures for Long-lived Assets	$233	$908	$-	$1,141

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2015:
Sales revenues
United States	$17,047	$22,465	$-	$39,512
Israel	25,151	-	-	25,151
Office services and other	9,966	-	(120)	9,846

Total revenues and other	52,164	22,465	(120)	74,509

Operating costs and expenses	20,581	23,256	(120)	43,717
Depreciation, depletion, and amortization	6,091	3,853	-	9,944
Impairment	33,138	10,566	-	43,704
Interest expenses, net and other	2,156	3,154	-	5,310
Loss on derivative contracts	1,988	-	-	1,988
Other expense, net	59	26		85

Total expenses and other	64,013	40,855	(120)	104,748

Income (loss) before income taxes	$(11,849)	$(18,390)	$-	$(30,239)
Net income (loss)	(7,747)	(13,241)	-	(20,988)
Net loss attributable to noncontrolling interests	-	(3,678)	-	(3,678)
Net income (loss) attributable to Isramco	(7,747)	(9,563)	-	(17,310)
Total Assets	$104,067	$42,890	$-	$146,957
Expenditures for Long-lived Assets	$2,929	$2,310	$-	$5,239

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2014:
Sales revenues
United States	$36,874	$29,979	$-	$66,853
Israel	25,144	-	-	25,144
Intersegment revenues	-	955	(955)	-
Office services and other	2,021	-	(120)	1,901

Total revenues and other	64,039	30,934	(1,075)	93,898

Operating costs and expenses	24,793	25,441	(1,075)	49,159
Depreciation, depletion, and amortization	7,811	3,015	-	10,826
Impairment	19,540	-	-	19,540
Interest expenses, net and other	4,203	2,570	-	6,773
Other income, net	(460)	72		(388)

Total expenses and other	55,887	31,098	(1,075)	85,910

Income (loss) before income taxes	$8,152	$(164)	$-	$7,988
Net income (loss)	5,247	(118)	-	5,129
Net loss attributable to noncontrolling interests	-	(33)	-	(33)
Net income (loss) attributable to Isramco	5,247	(85)	-	5,162
Total Assets	$100,019	$58,845	$-	$158,864
Expenditures for Long-lived Assets	$8,643	$17,015	$-	$25,658

11. Commitments and Contingencies

Commitments

Isramco has a few immaterial lease agreements.

Contingencies

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on the Company’s best estimate of the potential loss. In the opinion of management, Isramco’s ultimate liability, if any, in these pending actions would not have a material adverse effect on the financial position, operating results or liquidity of Isramco.

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):

	2016	2015	2014
Liability for asset retirement obligation at the beginning of the year	$19,884	$20,046	$18,814
Liabilities Incurred	1	17	423
Liabilities settled and divested	(34)	(1,035)	(65)
Accretion expense	897	856	874
Liability for asset retirement obligation at the end of the year	$20,748	$19,884	$20,046

13. Supplemental Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2016, 2015 and 2014 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and ASC 932, “Disclosures About Oil and Gas Producing Activities.” Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

As of December 31	2016	2015
	United States	United States
Unproved properties not being amortized	$-	$-
Proved property being amortized	244,158	243,855
Accumulated depreciation, depletion amortization and impairment	(221,257)	(213,630)
Net capitalized costs	22,901	30,225

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

As of December 31	2016	2015	2014
Property acquisition costs—proved and unproved properties	$-	$-	$-
Exploration costs	$-	$-	$-
Development costs	$-	$1,230	$4,943

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

Economic producibility of reserves is dependent on the crude oil and natural gas prices used in the reserves estimate. We based our December 31, 2016, 2015, and 2014 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, commodity prices are volatile. Declines in crude oil or natural gas prices could result in negative reserves revisions.

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

	Oil Bbls			Gas Mcf
	United States	Israel	Total	United States	Israel	Total
December 31, 2013	2,873,535	-	2,873,535	19,690,125	199,261,513	218,951,638
Revisions of previous estimates	286,685	-	286,685	1,994,302	(1,874,617)	119,685
Extensions, discoveries, and other additions	124,886	-	124,886	198,914	-	198,914
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(286,301)	-	(286,301)	(1,835,766)	(4,268,000)	(6,103,766)
December 31, 2014	2,998,805	-	2,998,805	20,047,575	193,118,896	213,166,471
Revisions of previous estimates	(836,981)	-	(836,981)	(5,889,831)	(410,862)	(6,300,693)
Extensions, discoveries, and other additions	8,014	-	8,014	23,489	-	23,489
Acquisition of minerals in place		-		-	-	-
Sales of minerals in place	(29,344)	-	(29,344)	(51,896)	-	(51,896)
Production	(256,774)	-	(256,774)	(1,640,485)	(4,505,000)	(6,145,485)
December 31, 2015	1,883,720	-	1,883,720	12,488,852	188,203,034	200,691,886
Revisions of previous estimates	(70,134)	-	(70,134)	(1,298,250)	369,348	(928,902)
Extensions, discoveries, and other additions	11,189	-	11,189	25,057	-	25,057
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(215,256)	-	(215,256)	(1,417,252)	(5,101,795)	(6,519,047)
December 31, 2016	1,609,519	-	1,609,519	9,798,407	183,470,587	193,268,994

Proved Developed Reserves

December 31, 2016	1,609,519	-	1,609,519	9,798,407	138,511,587	148,309,994
December 31, 2015	1,883,720	-	1,883,720	12,488,852	167,303,034	179,791,886
December 31, 2014	2,998,805	-	2,998,805	20,047,575	173,118,896	193,166,471

Proved Undeveloped Reserves

December 31, 2016	-	-	-	-	44,959,000	44,959,000
December 31, 2015	-	-	-	-	20,900,000	20,900,000
December 31, 2014	-	-	-	-	20,000,000	20,000,000

	NGL Bbls			Total BOE
	United States	Israel	Total	United States	Israel	Total
December 31, 2013	1,462,398	259,040	1,721,438	7,617,621	33,469,292	41,086,913
Revisions of previous estimates	53,320	(2,635)	50,685	672,389	(315,071)	357,318
Extensions, discoveries, and other additions	2,332	-	2,332	160,370	-	160,370
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(107,093)	(5,350)	(112,443)	(699,355)	(716,683)	(1,416,038)
December 31, 2014	1,410,957	251,055	1,662,012	7,751,025	32,437,538	40,188,563
Revisions of previous estimates	(680,340)	(395)	(680,735)	(2,498,961)	(68,873)	(2,567,834)
Extensions, discoveries, and other additions	4,889	-	4,889	16,818	-	16,818
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	(37,993)	-	(37,993)
Production	(92,733)	(6,074)	(98,807)	(622,921)	(756,907)	(1,379,828)
December 31, 2015	642,773	244,586	887,359	4,607,968	31,611,758	36,219,726
Revisions of previous estimates	(42,316)	(1,944)	(44,260)	(328,824)	59,614	(269,210)
Extensions, discoveries, and other additions	1,334	-	1,334	16,699	-	16,699
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(76,964)	(6,882)	(83,846)	(528,429)	(857,181)	(1,385,610)
December 31, 2016	524,827	235,760	760,587	3,767,414	30,814,191	34,581,605

Proved Developed Reserves

December 31, 2016	524,827	177,760	702,587	3,767,414	23,263,024	27,030,438
December 31, 2015	642,773	244,586	887,359	4,607,968	28,128,425	32,736,393
December 31, 2014	1,410,957	251,055	1,662,012	7,751,025	29,104,205	36,855,230

Proved Undeveloped Reserves

December 31, 2016	-	58,000	58,000	-	7,551,167	7,551,167
December 31, 2015	-	-	-	-	3,483,333	3,483,333
December 31, 2014	-	-	-	-	3,333,333	3,333,333

(1)
Gas reserves are converted to BOE at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to BOE on a one-to-one basis with oil.

Extensions, discoveries, and other additions —

The increase in 2016, 2015 and 2014 of the United State reserves is from development of onshore assets, primarily in the Permian Basin.

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

2016 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United State downward Revisions of Previous Estimates was due to lower average first-day of the month NGLs prices calculated for the 12 months ended December 31, 2016 compared to prices as of December 31, 2015 and decreased production volumes partially offset by overall decreased production costs associated with operations in several of our leases.

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

The Company believes that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

Results of operations from producing activities were as follows for the years ended December 31 (in thousands):

thousands	United States	Israel	Total
December 31, 2016
Revenues	$12,947	$27,462	$40,409
Production costs	8,922	-	8,922
Depreciation, depletion, amortization and accretion	3,995	-	3,995
Income tax expense (benefit)	10	9,612	9,622
Results of operations from producing activities	20	17,850	17,870

thousands	United States	Israel	Total
December 31, 2015
Revenues	$17,047	$25,151	$42,198
Production costs	14,919	-	14,919
Depreciation, depletion, amortization and accretion	6,923	-	6,923
Income tax expense (benefit)	(1,678)	8,803	7,125
Results of operations from producing activities	(3,117)	16,348	13,231

December 31, 2014
Revenues	$36,874	$25,144	$62,018
Production costs	19,323	-	19,323
Depreciation, depletion, amortization and accretion	8,678	-	8,678
Income tax expense	3,106	8,800	11,906
Results of operations from producing activities	5,767	16,344	22,111

Estimates of future net cash flows from proved reserves of natural gas, oil, condensate, and NGLs for 2016, 2015, and 2014 are computed using the average first-day-of-the-month price during the 12-month period for the respective year. Prices used to compute the information presented in the tables below are adjusted only for fixed and determinable amounts under provisions in existing contracts. Estimated future net cash flows for all periods presented are reduced by estimated future development and production based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development and production costs. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense. The 10% discount factor is prescribed by U.S. Generally Accepted Accounting Principles.

In thousands
	United States	Israel	Total
December 31, 2016
Future cash inflows	$93,228	$976,106	$1,069,334
Future development costs	(670)	-	(670)
Future production costs	(55,554)	(354,305)	(409,859)
Future income tax expenses	-	(186,783)	(186,783)

Future net cash flows	37,004	435,018	472,022
10% annual discount for estimated timing of cash flows	(16,042)	(202,707)	(218,749)

Standardized measure of discounted future net cash flows	$20,962	$232,311	$253,273

	United States	Israel	Total
December 31, 2015
Future cash inflows	$128,449	$1,052,572	$1,181,021
Future development costs	(673)	-	(673)
Future production costs	(78,345)	(361,608)	(439,953)
Future income tax expenses	-	(210,326)	(210,326)

Future net cash flows	49,431	480,638	530,069
10% annual discount for estimated timing of cash flows	(20,634)	(231,752)	(252,386)

Standardized measure of discounted future net cash flows	$28,797	$248,886	$277,683

December 31, 2014
Future cash inflows	$405,533	$1,155,986	$1,561,519
Future development costs	(877)	-	(877)
Future production costs	(201,264)	(389,960)	(591,224)
Future income tax expenses	(39,238)	(242,017)	(281,255)

Future net cash flows	164,154	524,009	688,163
10% annual discount for estimated timing of cash flows	(73,614)	(256,244)	(329,858)

Standardized measure of discounted future net cash flows	$90,540	$267,765	$358,305

(1)
The government of Israel imposes a tax or charge upon oil and gas revenues, including revenues from oil and gas produced from the Tamar well. Currently, such oil and gas revenues would be subject to a sliding scale of taxation, beginning with the imposition of a 20% charge on oil and gas revenues at such time as total revenues received equal 1.5 times the costs expended and increasing in steps to a 46.8% charge imposed at such time as revenues received equal 1.5 times the costs expended. The current tax law provides some relief for oil and gas revenues received from reservoirs developed before January 2014 by delaying the imposition of the charges; i.e. the 20% charge would become effective at such time as total revenues received equal 2 times the costs expended and the maximum 46.8% charge would not become effective until revenues received equaled 2.8 times costs expended. Isramco’s overriding royalty would be subject to the above taxation at such time, and at the same rates, as the revenues attributable to the operating interest. The imposed Israeli tax is included in calculation of future gas revenues from Tamar Field.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2016

In thousands

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	United States	Israel	Total
2016
Balance at January 1	$28,797	$248,886	$277,683
Sales and transfers of oil and gas produced, net of production costs	(4,022)	(27,462)	(31,484)
Net changes in prices and production costs	(2,585)	(26,275)	(28,860)
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	379	-	379
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(1,339)	612	(727)
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	2,613	33,347	35,960
Net change in income taxes	-	716	716
Change in production rates and other	(2,881)	2,487	(394)

Balance at December 31	$20,962	$232,311	$253,273

2015
Balance at January 1	$90,540	$267,765	$358,305
Sales and transfers of oil and gas produced, net of production costs	(2,219)	(25,151)	(27,370)
Net changes in prices and production costs	(62,407)	(27,548)	(89,955)
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	37	-	37
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(14,175)	(745)	(14,920)
Purchases of minerals in place	-	-	-
Sales of minerals in place	(465)	-	(465)
Accretion of discount	9,775	36,064	45,839
Net change in income taxes	17,165	9,100	26,265
Change in production rates and other	(9,454)	(10,599)	(20,053)

Balance at December 31	$28,797	$248,886	$277,683

2014
Balance at January 1	$93,766	$261,189	$354,955
Sales and transfers of oil and gas produced, net of production costs	(17,808)	(25,144)	(42,952)
Net changes in prices and production costs	(3,407)	(5,281)	(8,688)
Changes in estimated future development costs, net of current development costs	(4,942)	-	(4,942)
Extensions, discoveries, additions, and improved recovery, less related costs	5,907	-	5,907
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	10,653	(3,407)	7,246
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	9,648	34,253	43,901
Net change in income taxes	(4,803)	(14,961)	(19,764)
Change in production rates and other	1,526	21,116	22,642

Balance at December 31	$90,540	$267,765	$358,305

Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	March 31	June 30	September 30	December 31
2016
Total Revenues	$12,693	$13,870	$14,422	$13,957
Net income before taxes	345	3,259	4,809	110
Net income (loss)	69	1,947	2,994	(121)
Net loss attributable to noncontrolling interests	(442)	(485)	(379)	(550)
Net income attributable to Isramco	511	2,432	3,373	429
Earnings per share:
Attributable to common stockholders - basic	$0.19	$0.89	$1.24	$0.16
Attributable to common stockholders - diluted	$0.19	$0.89	$1.24	$0.16
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2015
Total Revenues	$16,638	$19,211	$23,828	$14,832
Net income (loss) before taxes	2,599	1,651	(15,827)	(18,662)
Net income (loss)	1,625	951	(10,448)	(13,116)
Net loss attributable to noncontrolling interests	(181)	(353)	(459)	(2,685)
Net income (loss) attributable to Isramco	1,806	1,304	(9,989)	(10,431)
Earnings (loss) per share:
Attributable to common stockholders - basic	$0.66	$0.48	$(3.68)	$(3.84)
Attributable to common stockholders - diluted	$0.66	$0.48	$(3.68)	$(3.84)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691

2014
Total Revenues	$21,368	$23,233	$27,685	$21,612
Net income (loss) before taxes	6,380	6,071	9,684	(14,147)
Net income (loss)	4,185	3,939	6,320	(9,315)
Net income (loss) attributable to noncontrolling interests	108	(22)	77	(196)
Net income (loss) attributable to Isramco	4,077	3,961	6,243	(9,119)
Earnings (loss) per share:
Attributable to common stockholders - basic	$1.50	$1.46	$2.30	$(3.36)
Attributable to common stockholders - diluted	$1.50	$1.46	$2.30	$(3.36)
Average number common shares outstanding - basic	2,717,691	2,717,691	2,717,691	2,717,691
Average number common shares outstanding - diluted	2,717,691	2,717,691	2,717,691	2,717,691