Form 10-Q
period 2017-03-31
ISRAMCO INC
filed 2017-05-09
CIK 719209

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

2425 West Loop South, Suite 810, HOUSTON, TX 77027
 (Address of Principal Executive Offices)

713-621-5946
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 9, 2017, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements
ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of March 31, 2017	As of December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$26,596	$26,090
Accounts receivable, net of allowances for doubtful accounts of $2,294 and $2,294	11,432	9,902
Restricted and designated cash	701	701
Inventories	574	697
Prepaid expenses and other	1,934	2,295
Total Current Assets	41,237	39,685

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	244,218	244,158
Advanced payment for equipment	440	440
Other	57,426	57,292
Total Property and Equipment	302,084	301,890
Accumulated depreciation, depletion, amortization and impairment	(247,894)	(246,390)
Net Property and Equipment	54,190	55,500

Deferred tax assets and other	38,731	38,735
Restricted cash – long term	7,070	7,122
Investments	230	230
Total Assets	$141,458	$141,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,624	$11,840
Bank overdraft	17	-
Short term debt and current maturities of long-term debt, net of discount of $779 and $789	8,934	9,147
Payables due to related party	72	90
Accrued interest	989	974
Derivative liability	810	916
Total Current Liabilities	22,446	22,967

Long term debt, net of discount of $2,768 and $2,959	93,232	95,441

Other Long-term Liabilities:
Asset retirement obligations	20,970	20,748
Derivative liability	73	100
Total Liabilities	136,721	139,256

Commitments and contingencies

Shareholders’ Equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(13,492)	(16,660)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. Shareholders’ Equity	10,224	7,056
Non controlling interest	(5,487)	(5,040)
Total Equity	4,737	2,016
Total Liabilities and Shareholders’ Equity	$141,458	$141,272

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31
	2017	2016
Revenues
Oil and gas sales	$11,064	$9,090
Production services	3,468	3,298
Office services	137	151
Other	131	154
Total revenues	14,800	12,693

Operating expenses
Lease operating expense, transportation and taxes	2,186	2,359
Depreciation, depletion and amortization	1,504	1,479
Impairments	-	583
Accretion expense	222	220
Production services	3,942	3,783
Loss (gain) from plug and abandonment	22	(30)
General and administrative	1,178	1,086
Total operating expenses	9,054	9,480
Operating income	5,746	3,213

Other expenses
Interest expense, net	1,188	1,180
Loss from derivative contracts, net	131	1,671
Capital loss	-	17
Total other expenses	1,319	2,868

Income before income taxes	4,427	345
Income tax expense	1,706	276

Net income	$2,721	$69
Net loss attributable to non-controlling interests	(447)	(442)
Net income attributable to Isramco	$3,168	$511

Earnings per share – basic:	$1.17	$0.19

Earnings per share – diluted:	$1.17	$0.19

Weighted average number of shares outstanding basic:	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2017	2016
Net income	$2,721	$69
Comprehensive income	2,721	69
Comprehensive loss attributable to non-controlling interests	(447)	(442)
Comprehensive income attributable to Isramco	$3,168	$511

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended March 31,
	2017	2016

Cash Flows From Operating Activities:
Net income	$2,721	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	1,504	2,062
Bad debt expense	-	82
Accretion expense	222	220
Changes in deferred taxes	4	(1,336)
Net unrealized (gain) loss on derivative contracts	(133)	1,316
Loss on sale of equipment and other	-	17
Amortization of debt cost	201	233
Changes in components of working capital and other assets and liabilities
Accounts receivable	(1,530)	2,363
Prepaid expenses, and other	361	411
Due to related party	(18)	-
Inventories	123	101
Accounts payable and accrued expenses	(165)	(1,265)
Net cash provided by operating activities	3,290	4,273

Cash flows from investing activities:
Addition to property and equipment, net	(230)	(240)
Restricted cash and deposit, net	52	(548)
Net cash used in investing activities	(178)	(788)

Cash flows from financing activities:
Repayment of long term debt	(2,400)	(1,800)
Borrowings (repayments) of bank overdraft, net	17	(282)
Repayments of short - term debt, net	(223)	(529)
Net cash used in financing activities	(2,606)	(2,611)

Net increase in cash and cash equivalents	506	874
Cash and cash equivalents at beginning of period	26,090	22,078
Cash and cash equivalents at end of period	$26,596	$22,952

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

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three month periods ended March 31, 2017 and 2016 and Isramco’s financial position as of March 31, 2017.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of March 31, 2017. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

Gain on divestiture

In April 2017 the Company oil and gas property for a net gain of $2,678,000. The gain consists of $2,680,000 cash plus $18,000 in relieved asset retirement obligation offset by relieved accounts receivable of $10,000 and a net book value of $10,000.

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

Aggregate maturities of contractual obligations at March 31, 2017 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2017	7,200
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$105,600

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $1,707,000 and $1,612,000 during the three months ended March 31, 2017 and 2016 respectively.

Cash payments for interest were $974,000 and $950,000 for the three months ended March 31, 2017 and 2016 respectively.

The consolidated statement of cash flows for the three months ended March 31, 2017 excludes the following non-cash transactions:

●	Net refund of advance payment for property and equipment of $38,000 used to reduce accounts payable.

The consolidated statement of cash flows for the period ended March 31, 2016 excludes the following non-cash transactions:
●	Increase in property and equipment of $1,000 due to additional asset retirement obligation.

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

As a result of these financial instruments, the Company recorded a net loss from derivative contracts in the amount of $131,000 consisting of $133,000 of unrealized gain and $264,000 loss in cash settlements for the three months ended March 31, 2017. The Company recorded a net loss from derivative contracts in the amount of $1,671,000 consisting of $1,316,000 of unrealized loss and $355,000 loss in cash settlements for the three months ended March 31, 2016.

Financial Instruments as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

		March 31, 2017		December 31, 2016
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(810)	$(810)	$(916)	$(916)

LT Liabilities:
Interest rate swaps	Level 2	(73)	(73)	(100)	(100)

		$(883)	$(883)	$(1,016)	$(1,016)

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

Note 4 - Long-Term Debt and Interest Expense

Long-term debt as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Bank loan
Principal amount	$105,600	$108,000
Less: unamortized discount and debt costs	(3,547)	(3,748)
Total long-term debt	102,053	104,252
Less: current maturities, net of current unamortized discount	(8,821)	(8,811)

Long-term debt, net of current maturities	$93,232	$95,441

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

On April 3, 2017 the Company made a payment in the amount of $3,389,000 consisting of $2,400,000 and $989,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000. Additionally the lenders retained $2,959,000 in fees. These costs, totaling $4,970,000, are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the three-month period ended March 31, 2017 and 2016 totaled $201,000 and $203,000 respectively.

As of March 31, 2017, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of March 31, 2017 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2016 at which time the remaining balance totaling $299,000 was expensed.

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

Short-Term Debt

As of March 31, 2017 and December 31, 2016 outstanding debt from short-term insurance financing agreements totaled $113,000 and $336,000 respectively. During the three months ended March 31, 2017, the Company made cash payments totaling $223,000. The Company also increased its bank overdraft by $17,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the three months ended March 31, 2017, and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Current debt, long-term debt and other - banks	$1,188	$1,180

Note 5 - Tamar Field Proceeds

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2016, which disclosure is hereby incorporated herein by reference thereto.

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

During the three months ended March 31, 2017, Tamar Field net sales attributable to Isramco amounted to 1,318,916 Mcf of natural gas and 1,749 Bbl of condensate with prices of $5.36 per Mcf and $46.33 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,114,000. The Israeli Tax Authority withheld $1,707,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

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

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2-LP has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The total scope of the disagreement is approximately Fifteen Million Dollars ($15,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute was submitted for arbitration in Israel on March 1, 2017.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of March 31, 2017, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2017:
Sales revenues
United States	$3,950	$3,468	$-	$7,418
Israel	7,114	-	-	7,114
Office services and other	298	-	(30)	268

Total revenues and other	11,362	3,468	(30)	14,800

Operating costs and expenses	3,495	4,085	(30)	7,550
Depreciation, depletion, and amortization	765	739	-	1,504
Interest expenses, net	303	885	-	1,188
Loss on derivative contracts	131	-	-	131

Total expenses and other	4,694	5,709	(30)	10,373

Income (loss) before income taxes	$6,668	$(2,241)	$-	$4,427
Net Income (loss)	4,334	(1,613)	-	2,721
Net loss attributable to noncontrolling interests	-	(447)	-	(447)
Net income (loss) attributable to Isramco	4,334	(1,166)	-	3,168
Total Assets	$104,941	$36,517	$-	$141,458
Expenditures for Long-lived Assets	$96	$134	$-	$230

(thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2016:
Sales revenues
United States	$2,644	$3,298	$-	$5,942
Israel	6,446	-	-	6,446
Office services and other	335	-	(30)	305

Total revenues and other	9,425	3,298	(30)	12,693

Impairment expense	583	-	-	583
Operating costs and expenses	3,497	3,951	(30)	7,418
Depreciation, depletion, and amortization	753	726	-	1,479
Interest expenses, net	348	832	-	1,180
Loss on derivative contracts	1,671	-	-	1,671
Capital loss	17	-	-	17

Total expenses and other	6,869	5,509	(30)	12,348

Income (loss) before income taxes	$2,556	$(2,211)	$-	$345
Net Income (loss)	1,661	(1,592)	-	69
Net loss attributable to noncontrolling interests	-	(442)	-	(442)
Net income (loss) attributable to Isramco	1,661	(1,150)	-	511
Total Assets	$103,768	$41,123	$-	$144,891
Expenditures for Long-lived Assets	$113	$170	$-	$283

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.

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

During the three months ended March 31, 2017, Tamar Field net sales attributable to Isramco amounted to 1,318,916 Mcf of natural gas and 1,749 Bbl of condensate with prices of $5.36 per Mcf and $46.33 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,114,000. The Israeli Tax Authority withheld $1,707,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

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

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2-LP has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The total scope of the disagreement is approximately Fifteen Million Dollars ($15,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute was submitted for arbitration in Israel on March 1, 2017.

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

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2017 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

During the three months ended March 31, 2017, our cash increased by $0.5 million. Specifically, the net cash provided by operating activities of $3.3 million was partially offset by an investment of $0.2 million in production services equipment and oil and gas properties, $2.4 million in repayments of long term debt, and $0.2 million in repayments of short-term debt.

Debt:

	As of March 31,	As of December 31,
In thousands	2017	2016
Long – term debt net of discount and bank fees	$93,232	$95,441

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	8,951	9,147
Total debt	$102,183	$104,588

Stockholders’ equity	$4,737	$2,016

Debt to capital ratio	96%	98%

As of March 31, 2017, our total debt was $102,183,000, compared to total debt of $104,588,000 at December 31, 2016.

Contractual Obligations

Aggregate maturities of contractual obligations at March 31, 2017 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2017	7,200
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$105,600

Cash Flow

Our primary source of cash during the three months ended March 31, 2017 was cash flow from operating activities. In 2017, cash received from operations was primarily used for investments in production services equipment, oil and gas properties and repayment of short term and long term loans. In 2016, cash received from operations and proceeds from sale of oil and gas properties was primarily used for repayment of long-term debt, short-term debt, investments in equipment and an increase in restricted cash.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows provided by operating activities	$3,290	$4,273
Cash flows used in investing activities	(178)	(788)
Cash flows used in financing activities	(2,606)	(2,611)
Net increase in cash	$506	$874

Operating Activities.  During the three months ended March 31, 2017, compared to the same period in 2016, net cash flow provided by operating activities decreased by $983,000 to $3,290,000. The decrease was primarily attributable to changes in our working capital components which was partially offset by higher commodity prices received for our United States oil, natural gas, and NGL sales and an increase in revenues from the Tamar Royalty and from our production services segment.

Investing Activities.  Net cash flows used in investing activities for the three months ended March 31, 2017 and 2016 were $178,000 and $788,000, respectively. During the first three months of 2017, the Company invested $96,000 in oil and gas properties and $134,000 in production services equipment. The Company also decreased restricted cash by 52,000. During the first three months of 2016, the Company invested $788,000, consisting of $70,000 for oil and gas properties, $170,000 in production services equipment and $548,000 increase in restricted cash.

Financing Activities.  Net cash flows used in financing activities were $2,606,000 and $2,611,000 for the three months ended March 31, 2017 and 2016, respectively. During the first three months of 2017 the Company made payments on long term debt of $2,400,000, made payments on short term debt in the amount of $223,000 and increased bank overdraft in the amount of $17,000. During the first three months of 2016 the Company made payments on long term debt of $1,800,000, and made aggregate payments on the Company’s short term debt and bank overdraft in the amount of $811,000.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Selected Data
	Three Months Ended March 31,
	2017	2016
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,950	$2,644
Israel	7,114	6,446
Production Services	3,468	3,298
Other	268	305
Total revenues and other	14,800	12,693

Cost and expenses	9,054	9,480
Other expenses	1,319	2,868
Income tax expense	1,706	276
Net income attributable to common shareholders	2,721	69
Net loss attributable to non-controlling interests	(447)	(442)
Net income attributable to Isramco	3,168	511
Earnings per common share – basic	$1.17	$0.19
Earnings per common share – diluted	$1.17	$0.19

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$7,208	$5,123
Sales volumes United States (MBOE)	122	138
Sales volumes Israel (MBOE)	222	199

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$14.05	$13.58
General and administrative (oil and gas production segment)	$8.74	$6.88
Depletion	$6.27	$5.47

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

(2)	There are no costs associated with revenues from Israeli operations since the Company owns the Tamar Royalty, which is an overriding royalty free of operating expenses.

Financial Results

 Net income in the first quarter of 2017 was $3,168,000 or $1.17 per share. This compares to net income in the first quarter of 2016 of $511,000 or $0.19 per share.

This increase was primarily due to increased prices received for our crude oil, natural gas, and NGL sales in the United States along with increased volumes of gas and condensate from the Tamar Field. Additionally, the company had no impairment for the first three months of 2017 compared to an impairment in the amount of $583,000 for the first three months of 2016.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended March 31, 2017, Tamar Field net sales attributable to Isramco amounted to 1,318,916 Mcf of natural gas and 1,749 Bbl of condensate with prices of $5.36 per Mcf and $46.33 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,114,000.

During the three months ended March 31, 2016, Tamar Field net sales attributable to Isramco amounted to 1,186,421 Mcf of natural gas and 1,597 Bbl of condensate with prices of $5.39 per Mcf and $26.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,446,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2017	2016	Δ vs. 2016
Gas sales	$1,097	$670	64%
Oil sales	2,447	1,729	42
Natural gas liquid sales	406	245	66
Total	$3,950	$2,644	49%

The Company’s sales revenues from U.S. based oil and gas operations for the first quarter of 2017 increased by 49% when compared to same period in 2016 due to higher prices received for crude oil, natural gas, and NGLs. This increase was partially offset by lower volumes produced of crude oil, natural gas, and NGLs in the United States.

Volumes and Average Prices

	Three Months Ended March 31,
	2017	2016	Δ vs. 2016
Natural Gas
Sales volumes Mmcf	332.5	351.5	(5)%
Average Price per Mcf	$3.30	$1.91	73
Total gas sales revenues (thousands)	$1,097	$670	64%

Crude Oil
Sales volumes MBbl	49.1	58.4	(16)%
Average Price per Bbl	$49.80	$29.58	68
Total oil sales revenues (thousands)	$2,447	$1,729	42%

Natural gas liquids
Sales volumes MBbl	17.4	20.7	(16)%
Average Price per Bbl	$23.32	$11.84	97
Total natural gas liquids sales revenues (thousands)	$406	$245	66%

In the United States the Company’s natural gas sales volumes decreased by 5%, crude oil sales volumes decreased by 16%, and natural gas liquids sales volumes decreased by 16% for the first quarter of 2017 compared to the same period of 2016.

The Company’s average natural gas price received for the first quarter of 2017 increased by 73%, or $1.39 per Mcf, when compared to the same period of 2016. The Company’s average crude oil price for the first quarter of 2017 increased by 68%, or $20.22 per Bbl, when compared to the same period of 2016. Our average natural gas liquids price for the first quarter of 2017 increased by 97%, or $11.48 per Bbl, when compared to the same period of 2016.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended March 31, 2017 compared to the same period of 2016.

In thousands	Natural Gas	Oil	Natural gas liquids
2016 sales revenues	$670	$1,729	$245
Changes associated with sales volumes	(36)	(275)	(39)
Changes in prices	463	993	200
2017 sales revenues	$1,097	$2,447	$406

Operating Expenses (excluding production services segment)

	Three Months Ended March 31,
In thousands except percentages	2017	2016	Δ vs. 2016
Lease operating expense, transportation and taxes	$2,186	$2,359	(7)%
Depreciation, depletion and amortization of oil and gas properties	765	753	2
Impairment of oil and gas properties	-	583	NM
Accretion expense	222	220	1
Loss (gain) from plugging and abandonment of wells	22	(30)	173
General and administrative	1,066	948	12
	$4,261	$4,833	(12)%

During the three months ended March 31, 2017, our operating expenses decreased by 12% when compared to the same period of 2016 due to the following factors:

•
The Company impaired oil and gas properties in the amount of $583,000 in the first quarter of 2016 as a result of a dramatic decline in commodity prices. No such impairment was recorded for the same period in 2017.

•
Lease operating expense, transportation cost and taxes decreased by 7%, or $173,000, in 2017 when compared to 2016 primarily due to more favorable pricing with vendors. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $0.47 per MBOE to $14.05 per MBOE in 2017 from $13.58 per MBOE in 2016.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A increased slightly, by 2% in the first three months of 2017 as compared to the same period in 2016.

•	General and administrative expenses from production services operations for the first quarter of 2017 totaled $1,066,000, an increase of $118,000 compared to the same period in 2016.

Production Services Segment

	Three Months Ended March 31,
In thousands except percentages	2017	2016	Δ vs. 2016
Production Services (1)	$3,468	$3,298	5%
Operating expenses	3,942	3,783	4
Depreciation	739	726	2
General and administrative	142	168	(15)
Operating loss	$(1,355)	$(1,379)	(2)%

•	Our sales revenues from production services operations for the first quarter of 2017 increased by 5% or $170,000 when compared to same period in 2016.

•	Operating expenses from production services operations for the first quarter of 2017 increased by 4% or $159,000 when compared to the same period in 2016 as a result increased operations.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first quarter of 2017 totaled $739,000, an increase of $13,000 compared to the same period in 2016. This increase in depreciation is primarily a result of additional equipment purchases.

•	General and administrative expenses from production services operations for the first quarter of 2017 totaled $142,000, a decrease of $26,000 compared to the same period in 2016.

Other expenses

	Three Months Ended March 31,
In thousands except percentages	2017	2016	Δ vs. 2016
Interest expense, net	$1,188	$1,180	1%
Loss on interest rate swap	131	1,671	(92)
Capital loss	-	17	(100)
	$1,319	$2,868	(54)%

Interest expense.  Isramco’s interest expense increased by 1%, or $8,000, for the three months ended March 31, 2017 compared to the same period of 2016. This increase was primarily due to a higher interest rate during the first quarter of 2017 compared to 2016, which was partially offset by lower outstanding principal for the period.

Unrealized loss on interest rate swaps. For the first quarter of 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $131,000, comprised of a cash settlement loss of $264,000 and gain of $133,000 as a result of changes in the fair value. In 2016 we recorded a loss as a result of changes in fair value of the Company’s interest rate swaps in the amount of $1,671,000, comprised of $355,000 loss in cash settlement and $1,316,000 due to changes in fair value.

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

	Three Months Ended March 31,
In thousands except percentages	2017	2016
Income from operations before income taxes	$4,427	$345
Depreciation, depletion and amortization expense	1,504	1,479
Impairment of oil and gas properties	-	583
Unrealized (gain) loss on interest rate swap	(133)	1,316
Interest expense	1,188	1,180
Accretion expense	222	220
Consolidated Adjusted EBITDAX	$7,208	$5,123

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). A disagreement between the Company and Isramco Negev 2-LP regarding the payout calculation of the Tamar Royalty has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The total scope of the disagreement is approximately Fifteen Million Dollars ($15,000,000). On February 26, 2017, Isramco Negev 2-LP reported the dispute concerning the Tamar Royalty. Pursuant to the agreements creating the Tamar Royalty, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter is scheduled for May 21, 2017. The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceeding.

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

ISRAMCO, INC

Date: MAY 9, 2017	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: MAY 9, 2017	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: MAY 9, 2017	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)