Form 10-Q
period 2017-06-30
ISRAMCO INC
filed 2017-08-09
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

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

As of August 8, 2017, Isramco, Inc, had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of June 30, 2017	As of December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$30,815	$26,090
Accounts receivable, net of allowances for doubtful accounts of $2,294 and $2,294	12,868	9,902
Restricted and designated cash	702	701
Inventories	554	697
Prepaid expenses and other	1,742	2,478
Total Current Assets	46,681	39,868

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	243,582	244,158
Advanced payment for equipment	440	440
Other	57,675	57,292
Total Property and Equipment	301,697	301,890
Accumulated depreciation, depletion, amortization and impairment	(248,601)	(246,390)
Net Property and Equipment	53,096	55,500

Deferred tax assets and other	37,957	38,735
Restricted cash – long term	7,018	7,122
Investments	230	230
Total Assets	$144,982	$141,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,678	$11,840
Short term debt and current maturities of long-term debt, net of discount of $800 and $789	11,874	9,330
Payables due to related party	102	90
Accrued interest	1,017	974
Derivative liability	737	916
Total Current Liabilities	26,408	23,150

Long term debt, net of discount of $2,548 and $2,959	88,052	95,441

Other Long-term Liabilities:
Asset retirement obligations	21,204	20,748
Derivative liability	329	100
Total Liabilities	135,993	139,439

Commitments and contingencies

Shareholders’ Equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(8,856)	(16,660)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. Shareholders’ Equity	14,860	7,056
Non controlling interest	(5,871)	(5,040)
Total Equity	8,989	2,016
Total Liabilities and Shareholders’ Equity	$144,982	$141,455

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Revenues and other
Oil and gas sales	$10,733	$9,945	$21,797	$19,035
Production services	4,689	3,001	8,157	6,299
Office services	142	142	279	293
Gain on divestiture	2,678	600	2,678	600
Other	137	182	268	336
Total revenues and other	18,379	13,870	33,179	26,563

Operating expenses
Lease operating expense, transportation and taxes	2,296	2,303	4,482	4,662
Depreciation, depletion and amortization	1,436	1,456	2,940	2,935
Impairment of oil and gas assets	-	-	-	583
Accretion expense	226	221	448	441
Production services	4,831	3,571	8,773	7,354
Loss (gain) from plug and abandonment	4	6	26	(24)
General and administrative	1,210	1,174	2,388	2,260
Total operating expenses	10,003	8,731	19,057	18,211
Operating income	8,376	5,139	14,122	8,352

Other expenses
Interest expense, net	1,207	1,200	2,395	2,380
Loss from derivative contracts, net	421	680	552	2,351
Capital loss	-	-	-	17
Total other expenses	1,628	1,880	2,947	4,748

Income before income taxes	6,748	3,259	11,175	3,604
Income tax expense	(2,496)	(1,312)	(4,202)	(1,588)

Net income	$4,252	$1,947	$6,973	$2,016
Net loss attributable to non-controlling interests	(384)	(485)	(831)	(927)
Net income attributable to Isramco	$4,636	$2,432	$7,804	$2,943

Earnings per share – basic:	$1.71	$0.89	$2.87	$1.08

Earnings per share – diluted:	$1.71	$0.89	$2.87	$1.08

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$4,252	$1,947	$6,973	$2,016
Comprehensive income	4,252	1,947	6,973	2,016
Comprehensive loss attributable to non-controlling interests	(384)	(485)	(831)	(927)
Comprehensive Income attributable to Isramco	$4,636	$2,432	$7,804	$2,943

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months Ended June 30,
	2017	2016

Cash Flows From Operating Activities:
Net income	$6,973	$2,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	2,940	3,518
Bad debt expense	-	174
Accretion expense	448	441
Gain on divestiture	(2,678)	(600)
Changes in deferred taxes	778	(1,691)
Net unrealized loss on derivative contracts	50	1,701
Loss on sale of equipment and other	-	17
Amortization of debt cost	400	471
Changes in components of working capital and other assets and liabilities
Accounts receivable	(2,966)	2,841
Prepaid expenses, other receivables and other current assets	736	(240)
Due to related party	12	51
Inventories	143	90
Accounts payable and accrued expenses	918	(1,501)
Net cash provided by operating activities	7,754	7,288

Cash flows from investing activities:
Addition to property and equipment, net	(566)	(478)
Proceeds from sale of oil and gas properties and equipment	2,680	600
Restricted cash and deposit, net	103	(647)
Investment in Apache Flats	-	(85)
Net cash provided by (used in) investing activities	2,217	(610)

Cash flows from financing activities:
Repayments of long term debt	(4,800)	(4,200)
Repayments of bank overdraft, net	-	(50)
Repayments of short - term debt, net	(446)	(733)
Net cash used in financing activities	(5,246)	(4,983)

Net increase in cash and cash equivalents	4,725	1,695
Cash and cash equivalents at beginning of period	26,090	22,078
Cash and cash equivalents at end of period	$30,815	$23,773

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the six-month periods ended June 30, 2017 and 2016 and Isramco’s financial position as of June 30, 2017.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of June 30, 2017. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

Tamar Royalties LLC, a wholly owned subsidiary of Isramco Inc., entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility. See Note 3 for details.

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

Gain on divestiture

In April 2017 the Company sold oil and gas property for a net gain of $2,678,000. The gain consists of $2,680,000 cash plus $18,000 in relieved asset retirement obligation offset by relieved accounts receivable of $10,000 and a net book value of $10,000.

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

Aggregate maturities of contractual obligations at June 30, 2017 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2017	4,800
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$103,200

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $3,430,000 and $3,277,000 during the six months ended June 30, 2017 and 2016 respectively.

Cash payments for interest were $1,964,000 and $1,896,000 for the six-month periods ended June 30, 2017 and 2016 respectively.

The consolidated statement of cash flows for the six-month period ended June 30, 2017 excludes the following non-cash transactions:

●	Net refund of advance payment for property and equipment of $38,000 used to reduce accounts payable.
●	Increase in property and equipment of $27,000 due to additional asset retirement obligation.
●	Asset retirement obligation relieved of $18,000 due to sale of oil and gas properties.

The consolidated statement of cash flows for the six-month period ended June 30, 2016 excludes the following non-cash transactions:

●	Increase in property and equipment of $1,000 due to additional asset retirement obligation.

Note 3 - Financial Instruments and Fair Value

Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820), the Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s non-performance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company believes that it utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

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

(b)   Tamar Royalties hedged the remaining 62.5% of the perpetual outstanding balance less $750,000, being an initial notional amount of $74,250,000, against fluctuations in LIBOR by capping the fluctuations in LIBOR at 1.50%. Pursuant to the IRS Agreement, the Company will pay DBAG a fixed interest rate of 0.91%, and the DBAG will pay the Company the greater of (i) USD-LIBOR-BBA minus a cap strike of 1.5% and (ii) zero.

As a result of these financial instruments, the Company recorded a net loss from derivative contracts in the amount of $552,000 consisting of $50,000 of unrealized loss and $502,000 loss in cash settlements for the six months ended June 30, 2017. The Company recorded a net loss from derivative contracts in the amount of $2,351,000 consisting of $1,701,000 of unrealized loss and $650,000 loss in cash settlements for the six months ended June 30, 2016.

Financial Instruments as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

		June 30, 2017		December 31, 2016
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(737)	$(737)	$(916)	$(916)

LT Liabilities:
Interest rate swaps	Level 2	(329)	(329)	(100)	(100)

		$(1,066)	$(1,066)	$(1,016)	$(1,016)

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

Note 4 - Long-Term Debt and Interest Expense

Long-term debt as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Bank loan
Principal amount	$103,200	$108,000
Less: unamortized discount and debt costs	(3,348)	(3,748)
Total long-term debt	99,852	104,252
Less: current maturities, net of current unamortized discount	(11,800)	(8,811)

Long-term debt, net of current maturities	$88,052	$95,441

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

Pursuant to the terms of the DB Facility, Tamar Royalties borrowed $120,000,000 in its initial borrowing under this facility. The initial borrowing under the DB Facility bears annual interest based on the LIBOR for a three-month interest period plus a spread of 2.75%. The $120,000,000 initial borrowing under the DB Facility will be repaid over eight (8) years commencing July 1, 2015, in accordance with an amortization profile based on projected cash flows from the Royalty Interest. Tamar Royalties’ obligations under the DB Facility are secured by a first ranking pledge of the shares of Tamar Royalties, first ranking pledge of all rights under the agreements creating the Royalty Interest, and a first priority security interest over the accounts created under the DB Facility.

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

On July 3, 2017 the Company made a payment in the amount of $3,389,000 consisting of $2,400,000 and $1,017,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the DB Facility in the amount of $2,011,000. Additionally the lenders retained $2,959,000 in fees. These costs, totaling $4,970,000, are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the six-month period ended June 30, 2017 and 2016 totaled $400,000 and $411,000 respectively.

As of June 30, 2017, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC (“Isramco Onshore”), a newly formed, wholly-owned, subsidiary of the Company, entered into a secured Credit Agreement (the “SG Facility”) with The Société Générale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenor of the SG Facility was four (4) years and the SG Facility was secured by certain onshore United States oil and gas properties. Pricing under the SG Facility was as follows: (i) for EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans range from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization; and (iii) a quarterly commitment fee (as defined in the SG Facility) ranging from an annual rate of 0.38% to 0.5% of the undrawn borrowing base.

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of June 30, 2017 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2016 at which time the remaining balance totaling $299,000 was expensed.

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

Short-Term Debt

As of June 30, 2017 and December 31, 2016 outstanding debt from short-term insurance financing agreements totaled $74,000 and $520,000 respectively. During the six months ended June 30, 2017, the Company made cash payments totaling $446,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the three months ended June 30, 2017, and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Current debt, long-term debt and other - banks	$2,395	$2,380

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

During the six months ended June 30, 2017, Tamar Field net sales attributable to Isramco amounted to 2,658,183 Mcf of natural gas and 3,471 Bbl of condensate with prices of $5.34 per Mcf and $43.29 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,294,000. The Israeli Tax Authority withheld $3,430,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

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

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2-LP has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company contends financing costs should not be included in the calculation and thus should be paid approximately Fifteen Million Dollars ($15,000,000) in additional net royalties. No amounts have been accrued in relation to this potential increase in revenue. Under the terms of the agreements creating the Tamar Royalty, the dispute was submitted for arbitration in Israel on March 1, 2017 and a preliminary hearing is scheduled for August 2017.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of June 30, 2017, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2017:
Sales revenues
United States	$3,553	$4,689	$-	$8,242
Israel	7,180	-	-	7,180
Office services and other	2,987	-	(30)	2,957

Total revenues and other	13,720	4,689	(30)	18,379

Operating costs and expenses	3,626	4,971	(30)	8,567
Depreciation, depletion, and amortization	695	741	-	1,436
Interest expenses, net	290	917	-	1,207
Loss on derivative contracts	421	-	-	421

Total expenses and other	5,032	6,629	(30)	11,631

Income (loss) before income taxes	$8,688	$(1,940)	$-	$6,748
Net Income (loss)	5,648	(1,396)	-	4,252
Net loss attributable to noncontrolling interests	-	(384)	-	(384)
Net income (loss) attributable to Isramco	5,648	(1,012)	-	4,636
Total Assets	$107,203	$37,779	$-	$144,982
Expenditures for Long-lived Assets	$87	$249	$-	$336

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2016:
Sales revenues
United States	$3,283	$3,001	$-	$6,284
Israel	6,662	-	-	6,662
Office services and other	954	-	(30)	924

Total revenues and other	10,899	3,001	(30)	13,870

Operating costs and expenses	3,431	3,874	(30)	7,275
Depreciation, depletion, and amortization	723	733	-	1,456
Interest expenses, net	381	819	-	1,200
Loss on derivative contracts	680	-	-	680

Total expenses and other	5,215	5,426	(30)	10,611

Income (loss) before income taxes	$5,684	$(2,425)	$-	$3,259
Net Income (loss)	3,693	(1,746)	-	1,947
Net loss attributable to noncontrolling interests	-	(485)	-	(485)
Net income (loss) attributable to Isramco	3,693	(1,261)	-	2,432
Total Assets	$105,440	$39,655	$-	$145,095
Expenditures for Long-lived Assets	$86	$152	$-	$238

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Six Months Ended June 30, 2017:
Sales revenues
United States	$7,503	$8,157	$-	$15,660
Israel	14,294	-	-	14,294
Office services and other	3,285	-	(60)	3,225

Total revenues and other	25,082	8,157	(60)	33,179

Operating costs and expenses	7,121	9,056	(60)	16,117
Depreciation, depletion, and amortization	1,460	1,480	-	2,940
Interest expenses, net	593	1,802	-	2,395
Loss on derivative contracts	552	-	-	552

Total expenses and other	9,726	12,338	(60)	22,004

Income (loss) before income taxes	$15,356	$(4,181)	$-	$11,175
Net Income (loss)	9,982	(3,009)	-	6,973
Net loss attributable to noncontrolling interests	-	(831)	-	(831)
Net income (loss) attributable to Isramco	9,982	(2,178)	-	7,804
Total Assets	$107,203	$37,779	$-	$144,982
Expenditures for Long-lived Assets	$183	$383	$-	$566

(in thousands)	Oil and Gas Exploration & Production	Well Service	Eliminations	Total
Six Months Ended June 30, 2016:
Sales revenues
United States	$5,927	$6,299	$-	$12,226
Non-U.S.	13,108	-	-	13,108
Office services and other	1,289	-	(60)	1,229

Total revenues and other	20,324	6,299	(60)	26,563

Impairment expense	583	-	-	583
Operating costs and expenses	6,928	7,825	(60)	14,693
Depreciation, depletion, and amortization	1,476	1,459	-	2,935
Interest expenses, net	729	1,651	-	2,380
Loss from derivative contracts, net	2,351	-	-	2,351
Capital loss	17	-	-	17

Total expenses and other	12,084	10,935	(60)	22,959

Income (loss) before income taxes	$8,240	$(4,636)	$-	$3,604
Net Income (Loss)	5,354	(3,338)	-	2,016
Net loss attributable to noncontrolling interests	-	(927)	-	(927)
Net income (loss) attributable to Isramco	5,354	(2,411)	-	2,943
Total Assets	$105,440	$39,655	$-	$145,095
Expenditures for Long-lived Assets	$199	$322	$-	$521

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

During the six months ended June 30, 2017, Tamar Field net sales attributable to Isramco amounted to 2,658,183 Mcf of natural gas and 3,471 Bbl of condensate with prices of $5.34 per Mcf and $43.29 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,294,000. The Israeli Tax Authority withheld $3,430,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

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

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2-LP has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company contends financing costs should not be included in the calculation and thus should be paid approximately Fifteen Million Dollars ($15,000,000) in additional net royalties. No amounts have been accrued in relation to this potential increase in revenue. Under the terms of the agreements creating the Tamar Royalty, the dispute was submitted for arbitration in Israel on March 1, 2017 and a preliminary hearing is scheduled for August 2017.

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

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2017 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. Our production services subsidiary also requires capital resources to acquire and maintain equipment and continue growth. We expect to fund our future capital requirements through internally generated cash flows. Long-term cash flows are subject to a number of variables, including the level of production, prices, amount of work orders received, and any potential commodity price hedging activities, as well as various economic conditions that have historically affected the oil and natural gas industry.

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

During the six months ended June 30, 2017, our cash increased by $4.7 million. Specifically, the net cash provided by operating activities of $7.8 million and proceeds from sale of oil and gas properties of $2.7 million was partially offset by an investment of $0.6 million in production services equipment and oil and gas properties, $4.8 million in repayments of long term debt, and $0.4 million in repayments of short-term debt.

Debt:

	As of June 30,	As of December 31,
In thousands	2017	2016
Long – term debt net of discount and bank fees	$88,052	$95,441

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	11,874	9,147
Total debt	$99,926	$104,588

Stockholders’ equity	$8,989	$2,016

Debt to capital ratio	92%	98%

As of June 30, 2017, our total debt was $99,926,000, compared to total debt of $104,588,000 at December 31, 2016.

Contractual Obligations

Aggregate maturities of contractual obligations at June 30, 2017 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2017	4,800
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$103,200

Cash Flow

Our primary source of cash during the six months ended June 30, 2017 was cash flow from operating activities. In the first six months of 2017, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, and repayment of short term and long term loans. In the first six months of 2016, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, increase of restricted cash deposit and repayment of short term and long term loans.

Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in commodity prices and our overall cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal fluctuations characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See Results of Operations below for a review and summary of the impact of prices and volumes on sales.

	Six months Ended June 30,
	2017	2016
	(In thousands)
Cash flows provided by operating activities	$7,754	$7,288
Cash flows provided by (used in) investing activities	2,217	(610)
Cash flows used in financing activities	(5,246)	(4,983)
Net increase in cash	$4,725	$1,695

Operating Activities.  During the six months ended June 30, 2017, compared to the same period in 2016, net cash flow provided by operating activities increased by $466,000 to $7,754,000. The increase was primarily attributable to changes in our working capital components, increased revenues from U.S. based operations due to increased prices for crude oil, natural gas and NGLs, increased revenues from our production services and increased revenues from royalties in Israel which was offset by lower volumes received for our United States oil, natural gas, and NGL sales and an increase in production services expenses.

Investing Activities.  Net cash flows provided by (used in) investing activities for the six months ended June 30, 2017 and 2016 were $2,217,000 and ($610,000), respectively. During the first six months of 2017, the Company invested $566,000, consisting of $183,000 for oil and gas properties and $383,000 in production services equipment. The Company also decreased restricted cash by $103,000 and received cash proceeds of $2,680,000 from divestiture of oil and gas properties. During the first six months of 2016, the Company invested $1,210,000, consisting of $156,000 for oil and gas properties, $322,000 in production services equipment, a $85,000 investment in Apache Flats and a $647,000 increase in restricted cash. The Company received cash proceeds of $600,000 from divestiture.

Financing Activities.  Net cash flows used in financing activities were $5,246,000 and $4,983,000 for the six months ended June 30, 2017 and 2016, respectively. During the first six months of 2017 the Company made payments on long term debt of $4,800,000, made payments on short term debt in the amount of $446,000. During the first six months of 2016 the Company made payments on long term debt of $4,200,000, made payments on short term debt and bank overdraft in the amount of $783,000.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Selected Data
	Three Months Ended June 30,
	2017	2016
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,553	$3,283
Israel	7,180	6,662
Production Services	4,689	3,001
Gain on divestiture	2,678	600
Other	279	324
Total revenues and other	18,379	13,870

Cost and expenses	10,003	8,731
Other expenses	1,628	1,880
Income tax expense	2,496	1,312
Net income attributable to common shareholders	4,252	1,947
Net loss attributable to non-controlling interests	(384)	(485)
Net income attributable to Isramco	4,636	2,432
Earnings per common share – basic	$1.71	$0.89
Earnings per common share – diluted	$1.71	$0.89

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$9,800	$6,522
Sales volumes United States (MBOE)	124	137
Sales volumes Israel (MBOE)	225	207

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$14.38	$13.84
General and administrative (oil and gas production segment)	$8.88	$6.59
Depletion	$5.61	$5.29

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

Financial Results

Net income in the second quarter of 2017 was $4,636,000 or $1.71 per share. This compares to net income in the second quarter of 2016, which was $2,432,000 or $0.89 per share.

This increase was primarily due to an increase in gain on divestiture which increased by $2,078,000 to $2,678,000 in the second quarter of 2017 as compared to $600,000 for the second quarter of 2016.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended June 30, 2017 the Tamar Field net sales applicable to Isramco amounted to 1,339,267 Mcf of natural gas and 1,722 Bbl of condensate with prices of $5.33 per Mcf and $40.19 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,180,000.

During the three months ended June 30, 2016 the Tamar Field net sales applicable to Isramco amounted to 1,234,590 Mcf of natural gas and 1,691 Bbl of condensate with prices of $5.36 per Mcf and $39.66 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $6,662,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Gas sales	$963	$653	47%
Oil sales	2,262	2,293	(1)
Natural gas liquid sales	328	337	(3)
Total	$3,553	$3,283	8%

The Company’s sales revenues from U.S. based oil and gas operations for the second quarter of 2017 increased by 8% when compared to same period in 2016 due to higher prices received for oil, natural gas, and NGLs, partially offset by lower volumes produced of crude oil, natural gas, and NGLs.

Volumes and Average Prices

	Three Months Ended June 30,
	2017	2016	Δ vs. 2016
Natural Gas
Sales volumes Mmcf	346.9	369.8	(6)%
Average Price per Mcf	$2.78	$1.77	57
Total gas sales revenues (thousands)	$963	$653	47%

Crude Oil
Sales volumes MBbl	49.4	55.1	(10)%
Average Price per Bbl	$45.77	$41.60	10
Total oil sales revenues (thousands)	$2,262	$2,293	(1)%

Natural gas liquids
Sales volumes MBbl	16.7	19.9	(16)%
Average Price per Bbl	$19.60	$16.90	16
Total natural gas liquids sales revenues (thousands)	$328	$337	(3)%

In the United States the Company’s natural gas sales volumes decreased by 6%, crude oil sales volumes decreased by 10%, and natural gas liquids sales volumes decreased by 16% for the second quarter of 2017 compared to the same period of 2016.

The Company’s average natural gas price received for the second quarter of 2017 increased by 57%, or $1.01 per Mcf, when compared to the same period of 2016. The Company’s average crude oil price for the second quarter of 2017 increased by 10%, or $4.17 per Bbl, when compared to the same period of 2016. Our average natural gas liquids price for the second quarter of 2017 increased by 16%, or $2.70 per Bbl, when compared to the same period of 2016.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended June 30, 2017 compared to the same period of 2016.

In thousands	Natural Gas	Oil	Natural gas liquids
2016 sales revenues	$653	$2,293	$337
Changes associated with sales volumes	(40)	(237)	(54)
Changes in prices	350	206	45
2017 sales revenues	$963	$2,262	$328

Operating Expenses (excluding production services segment)

	Three Months Ended June 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Lease operating expense, transportation and taxes	$2,296	$2,303	(0.3)%
Depreciation, depletion and amortization of oil and gas properties	695	723	(4)
Accretion expense	226	221	2
Loss from plugging and abandonment of wells	4	6	NM
General and administrative	1,101	901	22
	$4,322	$4,154	4%

During the three months ended June 30, 2017, our operating expenses increased by 4% when compared to the same period of 2016 due to the following factors:

·
Lease operating expense, transportation cost and taxes decreased by 0.3%, or $7,000, in 2017 when compared to 2016. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $0.54 per MBOE to $14.38 per MBOE in 2017 from $13.84 per MBOE in 2016.

·
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 4%, or $28,000 in 2017 when compared to 2016 primarily due to lower production and a lower depletable base used to calculate DD&A. On a per unit basis, depletion expense increased by $0.32 per MBOE to $5.61 per MBOE in 2017 from $5.29 per BOE in 2016.

·	The increase in general and administrative expenses was primarily due to increase in professional fees and uncollectable accounts.

Production Services Segment

	Three Months Ended June 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Production Services	$4,689	$3,001	56%
Operating expenses	4,831	3,571	35
Depreciation	741	733	1
General and administrative	139	303	(54)
Operating loss	$(1,022)	$(1,606)	(36)%

·
Our sales revenues from production services operations for the second quarter of 2017 increased by 56% or $1,688,000 when compared to same period in 2016 due to an increase the number of rigs and trucks deployed as a result of higher demand for our services.

·
Operating expenses from production services operations for the second quarter of 2017 increased by 35% or $1,260,000 when compared to the same period in 2016 as a result of an increase in the number of rigs and trucks deployed.

·
Production service equipment depreciation – the amounts represent depreciation of production service rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the second quarter of 2017 totaled $741,000, an increase of $8,000 compared to the same period in 2016.

·
General and administrative expenses from production services operations for the second quarter of 2017 totaled $139,000, a decrease of $164,000 compared to the same period in 2016 as a result of decreased legal fees and allowance for bad debt.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Interest expense, net	$1,207	$1,200	1%
Loss on interest rate swap	421	680	(38)
	$1,628	$1,880	(13)%

Interest expense.  Isramco’s interest expense increased by 1%, or $7,000, for the three months ended June 30, 2017 compared to the same period of 2016.

Unrealized loss on interest rate swaps. For the second quarter of 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $421,000, comprised of a cash settlement loss of $238,000 and loss of $183,000 as a result of changes in the fair value. For the second quarter of 2016 we recorded a loss as a result of changes in fair value of the derivative in the amount of $680,000 comprised of a cash settlement loss of $294,000 and a loss of $386,000 as a result of change s in fair value.

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

	Three Months Ended June 30,
In thousands except percentages	2017	2016
Income from operations before income taxes	$6,748	$3,259
Depreciation, depletion and amortization expense	1,436	1,456
Impairment of oil and gas properties	-	-
Interest expense	1,207	1,200
Unrealized loss on interest rate swap	183	386
Accretion expense	226	221
Consolidated Adjusted EBITDAX	$9,800	$6,522

Results of Operations

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Selected Data
	Six Months Ended June 30,
	2017	2016
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$7,503	$5,927
Israel	14,294	13,108
Production Services	8,157	6,299
Gain on divestiture	2,678	600
Other	547	629
Total revenues and other	33,179	26,563

Cost and expenses	19,057	18,211
Other expenses	2,947	4,748
Income tax expense	4,202	1,588
Net income attributable to common shareholders	6,973	2,016
Net loss attributable to non-controlling interests	(831)	(927)
Net income attributable to Isramco	7,804	2,943
Earnings per common share – basic	$2.87	$1.08
Earnings per common share – diluted	$2.87	$1.08

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$17,008	$11,644
Sales volumes United States (MBOE)	246	274
Sales volumes Israel (MBOE)	447	407

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$14.22	$13.71
General and administrative (oil and gas production segment)	$8.81	$6.74
Depletion	$5.94	$5.38

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

Financial Results

Net income in the six months ended June 2017 was $7,804,000 or $2.87 per share. This compares to net income of $2,973,000 or $1.08 per share, for the same period of 2016.

This increase was primarily due to the increase in gain on divestiture, the increase in Tamar field proceeds, the increase in crude oil, natural gas and NGLs sales in United States as a result of increased prices, and an increase in revenues from production service activities. This increase was partially offset by lower production volumes in the United States and increased operating expenses.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the six months ended June 30, 2017 the Tamar Field net sales applicable to Isramco amounted to 2,658,183 Mcf of natural gas and 3,471 Bbl of condensate with prices of $5.34 per Mcf and $43.29 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,294,000.

During the six months ended June 30, 2016 the Tamar Field net sales applicable to Isramco amounted to 2,421,011 Mcf of natural gas and 3,288 Bbl of condensate with prices of $5.38 per Mcf and $33.34 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $13,108,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Gas sales	$2,060	$1,325	55%
Oil sales	4,708	4,020	17
Natural gas liquid sales	735	582	26
Total	$7,503	$5,927	27%

The Company’s sales revenues from U.S. based oil and gas operations for the six month period ending June 30, 2017 increased by 27% when compared to same period in 2016 due to higher prices received for oil, natural gas, and NGLs.

Volumes and Average Prices

	Six Months Ended June 30,
	2017	2016	Δ vs. 2016
Natural Gas
Sales volumes Mmcf	679	721	(6)%
Average Price per Mcf	$3.03	$1.84	65
Total gas sales revenues (thousands)	$2,060	$1,325	55%

Crude Oil
Sales volumes MBbl	99	114	(13)%
Average Price per Bbl	$47.76	$35.40	35
Total oil sales revenues (thousands)	$4,708	$4,020	17%

Natural gas liquids
Sales volumes MBbl	34	41	(17)%
Average Price per Bbl	$21.53	$14.32	50
Total natural gas liquids sales revenues (thousands)	$735	$582	26%

In the United States the Company’s natural gas sales volumes decreased by 6%, crude oil sales volumes decreased by 13%, and natural gas liquids sales volumes decreased by 17% for the first six months of 2017 compared to the same period of 2016.

The Company’s average natural gas price received for the first six months of 2017 increased by 65%, or $1.19 per Mcf, when compared to the same period of 2016. The Company’s average crude oil price for the first six months of 2017 increased by 35%, or $12.36 per Bbl, when compared to the same period of 2016. Our average natural gas liquids price for the first six months of 2017 increased by 50%, or $7.21 per Bbl, when compared to the same period of 2016.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the six months ended June 30, 2017 compared to the same period of 2016.

In thousands	Natural Gas	Oil	Natural gas liquids
2016 sales revenues	$1,325	$4,020	$582
Changes associated with sales volumes	(77)	(531)	(93)
Changes in prices	812	1,219	246
2017 sales revenues	$2,060	$4,708	$735

Operating Expenses (excluding production services segment)

	Six Months Ended June 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Lease operating expense, transportation and taxes	$4,482	$4,662	(4)%
Depreciation, depletion and amortization of oil and gas properties	1,460	1,476	(1)
Impairment of oil and gas properties	-	583	(100)
Accretion expense	448	441	2
Loss (gain) from plugging and abandonment of wells	26	(24)	NM
General and administrative	2,167	1,849	17
	$8,583	$8,987	(4)%

During the six months ended June 30, 2017, our operating expenses decreased by 4% when compared to the same period of 2016 due to the following factors:

·
Lease operating expense, transportation cost and taxes decreased by 4%, or $180,000 in 2017 when compared to 2016 due to decreased repair activity. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $0.51 per MBOE to $14.22 per MBOE in 2017 from $13.71 per MBOE in 2016.

·
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 1%, or $16,000 in 2017 when compared to 2016. On a per unit basis, depletion expense increased by $0.56 per MBOE to $5.94 per MBOE in 2017 from $5.38 per MBOE in 2016.

·
Impairment of oil and gas properties in the amount of $583,000 occurred in the six months of 2016 as a result of a decrease in commodity futures prices. For the same period of 2017 there was no such impairment.

·	The increase in general and administrative expenses was primarily due to increase in professional fees and uncollectable accounts.

Production Services Segment

	Six Months Ended June 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Production Services	$8,157	$6,299	29%
Operating expenses	8,773	7,354	19
Depreciation	1,480	1,459	1
General and administrative	281	471	(40)
Operating loss	$(2,377)	$(2,985)	(20)%

·
Our sales revenues from production services operations for the first six months of 2017 increased by 29% or $1,858,000 when compared to same period in 2016 due to a increase in the number of rigs and trucks deployed as a result in higher demand for our services.

·
Operating expenses from production services operations for the first six months of 2017 increased by 19% or $1,419,000 when compared to the same period in 2016 as a result of an addition in the number of rigs and trucks deployed.

·
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first six months of 2017 totaled $1,480,000, an increase of $21,000 compared to the same period in 2016.

·
General and administrative expenses from production services operations for the first six months of 2016 decreased to $281,000, compared to $471,000 for the same period in 2016 as a result of decreased legal fees and allowance for bad debt.

Other expenses

	Six Months Ended June 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Interest expense, net	$2,395	$2,380	1%
Loss on interest rate swap	552	2,351	(77)
Capital loss	-	17	(100)
	$2,947	$4,748	(38)%

Interest expense.  Isramco’s interest expense increased by 1%, or $15,000 for the six months ended June 30, 2017 compared to the same period of 2016.  This increase was primarily due to a higher interest rates during the first six months of 2017 compared to 2016.

Loss on interest rate swap. During the first six months of 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $50,000 and cash settlements of $502,000. In 2016 we recorded a loss as a result of changes in fair value of the derivative in the amount of $1,701,000 and cash settlements of $650,000.

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

	Six Months Ended June 30,
In thousands except percentages	2017	2016
Income from operations before income taxes	$11,175	$3,604
Depreciation, depletion and amortization expense	2,940	2,935
Impairment of oil and gas properties	-	583
Interest expense	2,395	2,380
Unrealized loss on interest rate swap	50	1,701
Accretion expense	448	441
Consolidated Adjusted EBITDAX	$17,008	$11,644

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). A disagreement between the Company and Isramco Negev 2-LP regarding the payout calculation of the Tamar Royalty has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The total scope of the disagreement is approximately Fifteen Million Dollars ($15,000,000). On February 26, 2017, Isramco Negev 2-LP reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. Pursuant to the agreements creating the Tamar Royalty, this dispute will be resolved through arbitration proceedings.  The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding.  The preliminary arbitration hearing in the matter is scheduled to occur sometime in August 2017.  The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

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

ISRAMCO, INC

Date: AUGUST 9, 2017	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: AUGUST 9, 2017	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: AUGUST 9, 2017	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)