Form 10-Q
period 2017-09-30
ISRAMCO INC
filed 2017-11-06
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

2425 West Loop South, Suite 810, HOUSTON, TX 77027
 (Address of Principal Executive Offices)

713-621-5946
(Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of November 6, 2017, Isramco, Inc., had 2,717,691 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of September 30, 2017	As of December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$31,482	$26,090
Accounts receivable, net of allowances for doubtful accounts of $2,294 and $2,294	14,059	9,902
Restricted and designated cash	702	701
Inventories	537	697
Prepaid expenses and other	2,128	2,478
Total Current Assets	48,908	39,868

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	243,732	244,158
Advanced payment for equipment	440	440
Other	59,426	57,292
Total Property and Equipment	303,598	301,890
Accumulated depreciation, depletion, amortization and impairment	(250,049)	(246,390)
Net Property and Equipment	53,549	55,500

Deferred tax assets and other	37,941	38,735
Restricted cash – long term	7,072	7,122
Investments	261	230
Total Assets	$147,731	$141,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,435	$11,840
Short term debt and current maturities of long-term debt, net of discount of $816 and $789	15,620	9,330
Payables due to related party	114	90
Accrued interest	1,032	974
Derivative liability	667	916
Total Current Liabilities	30,868	23,150

Long term debt, net of discount of $2,336 and $2,959	82,863	95,441

Other Long-term Liabilities:
Asset retirement obligations	21,436	20,748
Derivative liability	404	100
Total Liabilities	135,571	139,439

Commitments and contingencies

Shareholders' Equity:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,958 shares; outstanding 2,717,691 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(5,380)	(16,660)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. Shareholders' Equity	18,336	7,056
Non controlling interest	(6,176)	(5,040)
Total Equity	12,160	2,016
Total Liabilities and Shareholders' Equity	$147,731	$141,455

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Revenues and other
Oil and gas sales	$11,223	$10,888	$33,020	$29,923
Production services	5,073	3,229	13,230	9,528
Office services	139	139	418	432
Gain on divestiture	25	-	2,703	600
Other	114	166	382	502
Total revenues and other	16,574	14,422	49,753	40,985

Operating expenses
Lease operating expense, transportation and taxes	2,631	2,307	7,113	6,969
Depreciation, depletion and amortization	1,540	1,549	4,480	4,484
Impairment of oil and gas assets	-	-	-	583
Accretion expense	231	227	679	668
Production services	4,609	3,345	13,382	10,699
Loss (gain) from plug and abandonment	-	-	26	(24)
General and administrative	1,103	1,093	3,491	3,353
Total operating expenses	10,114	8,521	29,171	26,732
Operating income	6,460	5,901	20,582	14,253

Other expenses
Interest expense, net	1,216	1,235	3,611	3,615
Loss (gain) from derivative contracts, net	225	(181)	777	2,170
Capital (gain) loss	(33)	38	(33)	55
Total other expenses	1,408	1,092	4,355	5,840

Income before income taxes	5,052	4,809	16,227	8,413
Income tax expense	(1,872)	(1,815)	(6,074)	(3,403)

Net income	$3,180	$2,994	$10,153	$5,010
Net loss attributable to non-controlling interests	(296)	(379)	(1,127)	(1,306)
Net income attributable to Isramco	$3,476	$3,373	$11,280	$6,316

Earnings per share – basic:	$1.28	$1.24	$4.15	$2.32

Earnings per share – diluted:	$1.28	$1.24	$4.15	$2.32

Weighted average number of shares outstanding basic:	2,717,691	2,717,691	2,717,691	2,717,691
Weighted average number of shares outstanding diluted:	2,717,691	2,717,691	2,717,691	2,717,691

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net income	$3,180	$2,994	$10,153	$5,010
Comprehensive income	3,180	2,994	10,153	5,010
Comprehensive loss attributable to non-controlling interests	(296)	(379)	(1,127)	(1,306)
Comprehensive Income attributable to Isramco	$3,476	$3,373	$11,280	$6,316

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended September 30,
	2017	2016

Cash Flows From Operating Activities:
Net income	$10,153	$5,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	4,480	5,067
Bad debt expense	120	258
Accretion expense	679	668
Gain on divestiture	(2,703)	(600)
Changes in deferred taxes	794	(1,753)
Net unrealized loss on derivative contracts	55	1,224
Loss (gain) on sale of equipment and other	(33)	55
Amortization of debt cost	596	707
Changes in components of working capital and other assets and liabilities
Accounts receivable	(4,277)	2,824
Prepaid expenses, other receivables and other current assets	1,186	474
Due to related party	24	21
Inventories	160	153
Accounts payable and accrued expenses	1,609	(1,816)
Net cash provided by operating activities	12,843	12,292

Cash flows from investing activities:
Addition to property and equipment, net	(2,503)	(547)
Proceeds from sale of oil and gas properties and equipment	2,705	600
Restricted cash and deposit, net	49	(670)
Proceeds from sale of equipment	49	77
Investment in Apache Flats	(31)	(120)
Net cash provided by (used in) investing activities	269	(660)

Cash flows from financing activities:
Repayments of long term debt	(7,200)	(6,600)
Repayments of bank overdraft, net	-	(349)
Repayments of short - term debt, net	(520)	(935)
Net cash used in financing activities	(7,720)	(7,884)

Net increase in cash and cash equivalents	5,392	3,748
Cash and cash equivalents at beginning of period	26,090	22,078
Cash and cash equivalents at end of period	$31,482	$25,826

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

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco's Annual Report on Form 10-K for the year ended December 31, 2016.

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco's results of operations and cash flows for the nine-month periods ended September 30, 2017 and 2016 and Isramco's financial position as of September 30, 2017.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco's customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of September 30, 2017. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

Gain on divestiture

In 2017 the Company sold oil and gas property for a net gain of $2,703,000. The gain consists of $2,705,000 cash plus $18,000 in relieved asset retirement obligation offset by relieved accounts receivable of $10,000 and a net book value of $10,000.

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

Aggregate maturities of contractual obligations at September 30, 2017 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2017	2,400
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$100,800

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $5,261,000 and $5,154,000 during the nine months ended September 30, 2017 and 2016 respectively.

Cash payments for interest were $2,980,000 and $2,859,000 for the nine-month periods ended September 30, 2017 and 2016 respectively.

The consolidated statement of cash flows for the nine-month period ended September 30, 2017 excludes the following non-cash transactions:

●	Net additions to equipment of $33,000 included in accounts payable.
●	Increase in property and equipment of $27,000 due to additional asset retirement obligation.
●	Asset retirement obligation relieved of $18,000 due to sale of oil and gas properties.
●	Insurance premiums financed through issuance of short term debt of $835,000.

The consolidated statement of cash flows for the nine-month period ended September 30, 2016 excludes the following non-cash transactions:

●	Increase in property and equipment of $1,000 due to additional asset retirement obligation.
●	Termination of $487,000 short-term insurance financing reduced prepaid insurance.

Note 3 - Financial Instruments and Fair Value

Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820), the Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's consolidated balance sheets, but also the impact of the Company's non-performance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company believes that it utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

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

As a result of these financial instruments, the Company recorded a net loss from derivative contracts in the amount of $777,000 consisting of $55,000 of unrealized loss and $722,000 loss in cash settlements for the nine months ended September 30, 2017. The Company recorded a net loss from derivative contracts in the amount of $2,170,000 consisting of $1,224,000 of unrealized loss and $946,000 in cash settlements for the nine months ended September 30, 2016.

Financial Instruments as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

		September 30, 2017		December 31, 2016
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(667)	$(667)	$(916)	$(916)

LT Liabilities:
Interest rate swaps	Level 2	(404)	(404)	(100)	(100)

		$(1,071)	$(1,071)	$(1,016)	$(1,016)

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

Note 4 - Long-Term Debt and Interest Expense

Long-term debt as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Bank loan
Principal amount	$100,800	$108,000
Less: unamortized discount and debt costs	(3,152)	(3,748)
Total long-term debt	97,648	104,252
Less: current maturities, net of current unamortized discount	(14,785)	(8,811)

Long-term debt, net of current maturities	$82,863	$95,441

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

Pursuant to the terms of the DB Facility, Tamar Royalties borrowed $120,000,000 in its initial borrowing under this facility. The initial borrowing under the DB Facility bears annual interest based on the LIBOR for a three-month interest period plus a spread of 2.75%. The $120,000,000 initial borrowing under the DB Facility will be repaid over eight (8) years commencing July 1, 2015, in accordance with an amortization profile based on projected cash flows from the Royalty Interest. Tamar Royalties' obligations under the DB Facility are secured by a first ranking pledge of the shares of Tamar Royalties, first ranking pledge of all rights under the agreements creating the Royalty Interest, and a first priority security interest over the accounts created under the DB Facility.

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

On July 3, 2017 the Company made a payment in the amount of $3,417,000 consisting of $2,400,000 and $1,017,000 in principal and interest respectively.

On October 3, 2017 the Company made a payment in the amount of $3,432,000 consisting of $2,400,000 and $1,032,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the DB Facility in the amount of $2,011,000. Additionally the lenders retained $2,959,000 in fees. These costs, totaling $4,970,000, are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the nine-month period ended September 30, 2017 and 2016 totaled $596,000 and $617,000 respectively.

As of September 30, 2017, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

The Société Générale Facility

On June 30, 2015, Isramco Onshore LLC ("Isramco Onshore"), a newly formed, wholly-owned, subsidiary of the Company, entered into a secured Credit Agreement (the "SG Facility") with The Société Générale, as Administrative Agent and Issuing Lender, SG Americas Securities LLC, as Sole Bookrunner, Lead Arranger and Documentation Agent, and the lenders party thereto from time to time, as Lenders. The SG Facility provides for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenure of the SG Facility was four (4) years and the SG Facility was secured by certain onshore United States oil and gas properties. Pricing under the SG Facility was as follows: (i) for EuroDollar Rate (as defined in the SG Facility) loans range from the EuroDollar rate plus 1.75% to the EuroDollar rate plus 2.75% depending on borrowing base utilization; and (ii) for Reference Rate (as defined in the SG Facility) loans range from the Reference Rate plus 0.75% to the Reference Rate Spread plus 1.75% based on borrowing base utilization; and (iii) a quarterly commitment fee (as defined in the SG Facility) ranging from an annual rate of 0.38% to 0.5% of the undrawn borrowing base.

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of September 30, 2017 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2016 at which time the remaining balance totaling $299,000 was expensed.

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

Short-Term Debt

As of September 30, 2017 and December 31, 2016 outstanding debt from short-term insurance financing agreements totaled $835,000 and $520,000 respectively. During the nine months ended September 30, 2017, the Company secured new insurance financing of $835,000 and made cash payments totaling $520,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the nine months ended September 30, 2017, and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Current debt, long-term debt and other - banks	$3,611	$3,615

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

During the nine months ended September 30, 2017, Tamar Field net sales attributable to Isramco amounted to 4,058,476 Mcf of natural gas and 5,306 Bbl of condensate with prices of $5.37 per Mcf and $44.28 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $21,920,000. The Israeli Tax Authority withheld $5,261,000 of this revenue which is recognized as a future tax credit, an asset on the Company's consolidated balance sheets.

During the nine months ended September 30, 2016, Tamar Field net sales attributable to Isramco amounted to 3,819,354 Mcf of natural gas and 5,234 Bbl of condensate with prices of $5.36 per Mcf and $35.54 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $20,614,000. The Israeli Tax Authority withheld $5,154,000 of this revenue which is recognized as a future tax credit, an asset on the Company's consolidated balance sheets

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2-LP has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company contends financing costs should not be included in the calculation and thus should be paid approximately Fifteen Million Dollars ($15,000,000) in additional net royalties. No amounts have been accrued in relation to this potential increase in revenue. Under the terms of the agreements creating the Tamar Royalty, the dispute was submitted for arbitration in Israel on March 1, 2017. The arbitration process is ongoing and currently in its discovery phase.

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

Oil and Gas Exploration and Production Segment

Our Oil and Gas segment is engaged in the exploration, development and production of oil and natural gas properties located onshore in the United States and ownership of various royalty interests in oil and gas concessions located offshore Israel. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 422 producing wells located mainly in Texas in New Mexico.

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

●
Fluid Services. We own and operate fluid service trucks each equipped with an average fluid hauling capacity of up to 130 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of September 30, 2017, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2017:
Sales revenues
United States	$3,597	$5,073	$-	$8,670
Israel	7,626	-	-	7,626
Office services and other	308	-	(30)	278

Total revenues and other	11,531	5,073	(30)	16,574

Operating costs and expenses	3,798	4,806	(30)	8,574
Depreciation, depletion, and amortization	762	778	-	1,540
Interest expenses, net	227	989	-	1,216
Loss on derivative contracts	225	-	-	225
Capital loss	(33)	-	-	(33)

Total expenses and other	4,979	6,573	(30)	11,522

Income (loss) before income taxes	$6,552	$(1,500)	$-	$5,052
Net Income (loss)	4,258	(1,078)	-	3,180
Net loss attributable to noncontrolling interests	-	(296)	-	(296)
Net income (loss) attributable to Isramco	4,258	(782)	-	3,476
Total Assets	$108,218	$39,513	$-	$147,731
Expenditures for Long-lived Assets	$271	$1,666	$-	$1,937

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2016:
Sales revenues
United States	$3,382	$3,229	$-	$6,611
Israel	7,506	-	-	7,506
Office services and other	335	-	(30)	305

Total revenues and other	11,223	3,229	(30)	14,422

Operating costs and expenses	2,731	2,815	(30)	5,516
Depreciation, depletion, and amortization	1,546	1,459	-	3,005
Interest expenses, net	421	814	-	1,235
Gain on derivative contracts	(181)	-	-	(181)
Capital loss	2	36	-	38

Total expenses and other	4,519	5,124	(30)	9,613

Income (loss) before income taxes	$6,704	$(1,895)	$-	$4,809
Net Income (loss)	4,358	(1,364)	-	2,994
Net loss attributable to noncontrolling interests	-	(379)	-	(379)
Net income (loss) attributable to Isramco	4,358	(985)	-	3,373
Total Assets	$106,823	$37,490	$-	$144,313
Expenditures for Long-lived Assets	$84	$-	$-	$84

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Nine Months Ended September 30, 2017:
Sales revenues
United States	$11,100	$13,230	$-	$24,330
Israel	21,920	-	-	21,920
Office services and other	3,593	-	(90)	3,503

Total revenues and other	36,613	13,230	(90)	49,753

Operating costs and expenses	10,919	13,862	(90)	24,691
Depreciation, depletion, and amortization	2,222	2,258	-	4,480
Interest expenses, net	820	2,791	-	3,611
Loss on derivative contracts	777	-	-	777
Capital gain	(33)	-	-	(33)

Total expenses and other	14,705	18,911	(90)	33,526

Income (loss) before income taxes	$21,908	$(5,681)	$-	$16,227
Net Income (loss)	14,240	(4,087)	-	10,153
Net loss attributable to noncontrolling interests	-	(1,127)	-	(1,127)
Net income (loss) attributable to Isramco	14,240	(2,960)	-	11,280
Total Assets	$108,218	$39,513	$-	$147,731
Expenditures for Long-lived Assets	$454	$2,049	$-	$2,503

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Nine months Ended September 30, 2016:
Sales revenues
United States	$9,309	$9,528	$-	$18,837
Israel	20,614	-	-	20,614
Office services and other	1,624	-	(90)	1,534

Total revenues and other	31,547	9,528	(90)	40,985

Impairment expense	583	-	-	583
Operating costs and expenses	10,382	11,373	(90)	21,665
Depreciation, depletion, and amortization	2,299	2,185	-	4,484
Interest expenses, net	1,150	2,465	-	3,615
Loss from derivative contracts, net	2,170	-	-	2,170
Capital loss	19	36	-	55

Total expenses and other	16,603	16,059	(90)	32,572

Income (loss) before income taxes	$14,944	$(6,531)	$-	$8,413
Net Income (Loss)	9,712	(4,702)	-	5,010
Net loss attributable to noncontrolling interests	-	(1,306)	-	(1,306)
Net income (loss) attributable to Isramco	9,712	(3,396)	-	6,316
Total Assets	$106,823	$37,490	$-	$144,313
Expenditures for Long-lived Assets	$283	$308	$-	$591

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

During the nine months ended September 30, 2017, Tamar Field net sales attributable to Isramco amounted to 4,058,476 Mcf of natural gas and 5,306 Bbl of condensate with prices of $5.37 per Mcf and $44.28 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $21,920,000. The Israeli Tax Authority withheld $5,261,000 of this revenue which is recognized as a future tax credit, an asset on the Company's consolidated balance sheets.

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

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2-LP has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company contends financing costs should not be included in the calculation and thus should be paid approximately Fifteen Million Dollars ($15,000,000) in additional net royalties. No amounts have been accrued in relation to this potential increase in revenue. Under the terms of the agreements creating the Tamar Royalty, the dispute was submitted for arbitration in Israel on March 1, 2017. The arbitration process is ongoing and currently in its discovery phase.

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

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2017 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

On May 18, 2015, the Company entered into a term loan credit agreement with Deutsche Bank Trust Company Americas ("Deutsche Bank") in the amount of $120,000,000 secured by the Company's interest in the Tamar Field. Interest on the borrowing is variable. The Company entered into interest rate swap agreements in relation to this borrowing. The terms of the agreement and swaps are disclosed in Notes 3 and 4 to the Company’s consolidated financial statements.

During the nine months ended September 30, 2017, our cash increased by $5.4 million. Specifically, the net cash provided by operating activities of $12.8 million and proceeds from sale of oil and gas properties of $2.7 million was partially offset by an investment of $2.5 million in production services equipment and oil and gas properties, $7.2 million in repayments of long term debt, and $0.5 million in repayments of short-term debt.

Debt:

	As of September 30,	As of December 31,
In thousands	2017	2016
Long – term debt net of discount and bank fees	$82,863	$95,441

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	15,620	9,147
Total debt	$98,483	$104,588

Stockholders' equity	$12,160	$2,016

Debt to capital ratio	89%	98%

As of September 30, 2017, our total debt was $98,483,000, compared to total debt of $104,588,000 at December 31, 2016.

Contractual Obligations

Aggregate maturities of contractual obligations at September 30, 2017 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2017	2,400
2018	18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$100,800

Cash Flow

Our primary source of cash during the nine months ended September 30, 2017 was cash flow from operating activities. In the first nine months of 2017, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, and repayment of short term and long term loans. Our primary source of cash during the nine months ended September 30, 2016 was cash flow from operating activities. In 2016, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, increase of restricted cash deposit and repayment of short term and long term loans.

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

	Nine months Ended September 30,
	2017	2016
	(In thousands)
Cash flows provided by operating activities	$12,843	$12,292
Cash flows provided by (used in) investing activities	269	(660)
Cash flows used in financing activities	(7,720)	(7,884)
Net increase in cash	$5,392	$3,748

Operating Activities.  During the nine months ended September 30, 2017, compared to the same period in 2016, net cash flow provided by operating activities increased by $551,000 to $12,843,000. The increase was primarily attributable to changes in our working capital components, increased revenues from U.S. based operations due to increased prices for crude oil, natural gas and NGLs, increased revenues from our production services and increased revenues from royalties in Israel which was offset by lower volumes received for our United States oil, natural gas, and NGL sales.

Investing Activities.  Net cash flows provided by (used in) investing activities for the nine months ended September 30, 2017 and 2016 were $269,000 and ($660,000), respectively. During the first nine months of 2017, the Company invested $2,503,000, consisting of $454,000 for oil and gas properties and $2,049,000 in production services equipment. The Company also decreased restricted cash by $49,000, received proceeds from sale of equipment of $49,000, invested $31,000 in Apache Flats LLC, and received cash proceeds of $2,705,000 from divestiture of oil and gas properties. During the first nine months of 2016, the Company invested $1,337,000, consisting of $211,000 for oil and gas properties, $336,000 in production services equipment, a $120,000 investment in Apache Flats and a $670,000 increase in restricted cash. The Company received cash proceeds of $600,000 from divestiture and $77,000 from sale of equipment.

Financing Activities.  Net cash flows used in financing activities were $7,720,000 and $7,884,000 for the nine months ended September 30, 2017 and 2016, respectively. During the first nine months of 2017 the Company made payments on long term debt of $7,200,000, made payments on short term debt in the amount of $520,000. During the first nine months of 2016 the Company made payments on long term debt of $6,600,000, made payments on short term debt and bank overdraft in the amount of $1,284,000.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Selected Data
	Three Months Ended September 30,
	2017	2016
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,597	$3,382
Israel	7,626	7,506
Production Services	5,073	3,229
Gain on divestiture	25	-
Other	253	305
Total revenues and other	16,574	14,422

Cost and expenses	10,114	8,521
Other expenses	1,408	1,092
Income tax expense	1,872	1,815
Net income attributable to common shareholders	3,180	2,994
Net loss attributable to non-controlling interests	(296)	(379)
Net income attributable to Isramco	3,476	3,373
Earnings per common share – basic	$1.28	$1.24
Earnings per common share – diluted	$1.28	$1.24

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$8,044	$7,343
Sales volumes United States (MBOE)	123	131
Sales volumes Israel (MBOE)	235	235

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$17.67	$13.52
General and administrative (oil and gas production segment)	$7.63	$7.01
Depletion	$6.22	$6.28

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

Financial Results

Net income in the third quarter of 2017 was $3,476,000 or $1.28 per share. This compares to net income in the third quarter of 2016, which was $3,373,000 or $1.24 per share.

This increase was primarily due to increased revenues from the Tamar field.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended September 30, 2017 the Tamar Field net sales attributable to Isramco amounted to 1,400,293 Mcf of natural gas and 1,835 Bbl of condensate with prices of $5.41 per Mcf and $46.17 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,626,000.

During the three months ended September 30, 2016 the Tamar Field net sales attributable to Isramco amounted to 1,398,342 Mcf of natural gas and 1,947 Bbl of condensate with prices of $5.33 per Mcf and $39.24 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,506,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Gas sales	$966	$968	NM	%
Oil sales	2,260	2,123	6
Natural gas liquid sales	371	291	27
Total	$3,597	$3,382	6%

The Company's sales revenues from U.S. based oil and gas operations for the third quarter of 2017 increased by 6% when compared to same period in 2016 due to higher prices received for oil, natural gas, and NGLs, partially offset by lower volumes produced of crude oil, natural gas, and NGLs.

Volumes and Average Prices

	Three Months Ended September 30,
	2017	2016	Δ vs. 2016
Natural Gas
Sales volumes Mmcf	337.2	369.3	(9)%
Average Price per Mcf	$2.87	$2.62	9
Total gas sales revenues (thousands)	$966	$968	NM%

Crude Oil
Sales volumes MBbl	49.3	51.3	(4)%
Average Price per Bbl	$45.82	$41.40	11
Total oil sales revenues (thousands)	$2,260	$2,123	6%

Natural gas liquids
Sales volumes MBbl	17.1	18.2	(6)%
Average Price per Bbl	$21.72	$15.97	36
Total natural gas liquids sales revenues (thousands)	$371	$291	27%

In the United States the Company's natural gas sales volumes decreased by 9%, crude oil sales volumes decreased by 4%, and natural gas liquids sales volumes decreased by 6% for the third quarter of 2017 compared to the same period of 2016.

The Company's average natural gas price received for the third quarter of 2017 increased by 9%, or $0.25 per Mcf, when compared to the same period of 2016. The Company's average crude oil price for the second quarter of 2017 increased by 11%, or $4.42 per Bbl, when compared to the same period of 2016. Our average natural gas liquids price for the third quarter of 2017 increased by 36%, or $5.75 per Bbl, when compared to the same period of 2016.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco's United States sales revenues for the three months ended September 30, 2017 compared to the same period of 2016.

In thousands	Natural Gas	Oil	Natural gas liquids
2016 sales revenues	$968	$2,123	$291
Changes associated with sales volumes	(84)	(81)	(18)
Changes in prices	82	218	98
2017 sales revenues	$966	$2,260	$371

Operating Expenses (excluding production services segment)

	Three Months Ended September 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Lease operating expense, transportation and taxes	$2,631	$2,307	14%
Depreciation, depletion and amortization of oil and gas properties	762	823	(7)
Accretion expense	231	227	2
General and administrative	935	919	2
	$4,559	$4,276	7%

During the three months ended September 30, 2017, our operating expenses increased by 7% when compared to the same period of 2016 due to the following factors:

·
Lease operating expense, transportation cost and taxes increased by 14%, or $324,000, in 2017 when compared to 2016 due to increased repair work completed on operated properties. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $4.15 per MBOE to $17.67 per MBOE in 2017 from $13.52 per MBOE in 2016.

·
Depreciation, Depletion & Amortization ("DD&A") of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 7%, or $61,000 in 2017 when compared to 2016 primarily due to lower production and a lower depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $0.06 per MBOE to $6.22 per MBOE in 2017 from $6.28 per BOE in 2016.

·	The increase in general and administrative expenses was primarily due to increase in professional fees and uncollectable accounts.

Production Services Segment

	Three Months Ended September 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Production Services	$5,073	$3,229	57%
Operating expenses	4,609	3,345	38
Depreciation	778	726	7
General and administrative	198	204	(3)
Operating loss	$(512)	$(1,046)	(51)%

·
Our sales revenues from production services operations for the third quarter of 2017 increased by 57% or $1,844,000 when compared to same period in 2016 due to an increase the number of rigs and trucks deployed as a result of higher demand for our services.

·
Operating expenses from production services operations for the third quarter of 2017 increased by 38% or $1,264,000 when compared to the same period in 2016 as a result of an increase in the number of rigs and trucks deployed.

·
Production service equipment depreciation – the amounts represent depreciation of production service rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the third quarter of 2017 totaled $778,000, an increase of $52,000 compared to the same period in 2016.

·
General and administrative expenses from production services operations for the third quarter of 2017 totaled $198,000, a decrease of $6,000 compared to the same period in 2016 as a result of decreased legal fees and allowance for bad debt.

Other expenses

	Three Months Ended September 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Interest expense, net	$1,216	$1,235	(2)%
Loss (gain) on interest rate swap	225	(181)	224
Capital (gain) loss	(33)	38	187
	$1,408	$1,092	29%

Interest expense.  Isramco's interest expense decreased by 2%, or $19,000, for the three months ended September 30, 2017 compared to the same period of 2016.

Unrealized loss on interest rate swaps. For the third quarter of 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $225,000, comprised of a cash settlement loss of $220,000 and loss of $5,000 as a result of changes in the fair value. For the third quarter of 2016 we recorded a gain as a result of changes in fair value of the derivative in the amount of $181,000, comprised of a cash settlement of $296,000 and gain of $477,000 as a result of changes in the fair value.

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

	Three Months Ended September 30,
In thousands except percentages	2017	2016
Income from operations before income taxes	$5,052	$4,809
Depreciation, depletion and amortization expense	1,540	1,549
Interest expense	1,216	(477)
Unrealized loss on interest rate swap	5	1,235
Accretion expense	231	227
Consolidated Adjusted EBITDAX	$8,044	$7,343

Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Selected Data
	Nine Months Ended September 30,
	2017	2016
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$11,100	$9,309
Israel	21,920	20,614
Production Services	13,230	9,528
Gain on divestiture	2,703	-
Other	800	1,534
Total revenues and other	49,753	40,985

Cost and expenses	29,171	26,732
Other expenses	4,355	5,840
Income tax expense	6,074	3,403
Net income attributable to common shareholders	10,153	5,010
Net loss attributable to non-controlling interests	(1,127)	(1,306)
Net income attributable to Isramco	11,280	6,316
Earnings per common share – basic	$4.15	$2.32
Earnings per common share – diluted	$4.15	$2.32

Weighted average number of shares outstanding- basic	2,717,691	2,717,691
Weighted average number of shares outstanding- diluted	2,717,691	2,717,691

Operating Results
Adjusted EBITDAX (1)	$25,052	$18,987
Sales volumes United States (MBOE)	369	405
Sales volumes Israel (MBOE)	682	642

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$15.37	$13.65
General and administrative (oil and gas production segment)	$8.41	$6.83
Depletion	$6.03	$5.67

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

Financial Results

Net income in the nine months ended September 2017 was $11,280,000 or $4.15 per share. This compares to net income of $6,316,000 or $2.32 per share, for the same period of 2016.

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

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the nine months ended September 30, 2017, Tamar Field net sales attributable to Isramco amounted to 4,058,476 Mcf of natural gas and 5,306 Bbl of condensate with prices of $5.37 per Mcf and $44.28 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $21,920,000.

During the nine months ended September 30, 2016 the Tamar Field net sales attributable to Isramco amounted to 3,819,354 Mcf of natural gas and 5,234 Bbl of condensate with prices of $5.36 per Mcf and $35.54 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $20,614,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Gas sales	$3,027	$2,293	32%
Oil sales	6,966	6,142	13
Natural gas liquid sales	1,107	874	27
Total	$11,100	$9,309	19%

The Company's sales revenues from U.S. based oil and gas operations for the nine month period ending September 30, 2017 increased by 19% when compared to same period in 2016 due to higher prices received for oil, natural gas, and NGLs.

Volumes and Average Prices

	Nine Months Ended September 30,
	2017	2016	Δ vs. 2016
Natural Gas
Sales volumes Mmcf	1,017	1,091	(7)%
Average Price per Mcf	$2.98	$2.10	42
Total gas sales revenues (thousands)	$3,027	$2,293	32%

Crude Oil
Sales volumes MBbl	148	165	(10)%
Average Price per Bbl	$47.10	$37.26	26
Total oil sales revenues (thousands)	$6,966	$6,142	13%

Natural gas liquids
Sales volumes MBbl	51	59	(14)%
Average Price per Bbl	$21.61	$14.85	46
Total natural gas liquids sales revenues (thousands)	$1,107	$874	27%

In the United States the Company's natural gas sales volumes decreased by 7%, crude oil sales volumes decreased by 10%, and natural gas liquids sales volumes decreased by 14% for the first nine months of 2017 compared to the same period of 2016.

The Company's average natural gas price received for the first nine months of 2017 increased by 42%, or $0.88 per Mcf, when compared to the same period of 2016. The Company's average crude oil price for the first nine months of 2017 increased by 26%, or $9.84 per Bbl, when compared to the same period of 2016. Our average natural gas liquids price for the first nine months of 2017 increased by 46%, or $6.76 per Bbl, when compared to the same period of 2016.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco's United States sales revenues for the nine months ended September 30, 2017 compared to the same period of 2016.

In thousands	Natural Gas	Oil	Natural gas liquids
2016 sales revenues	$2,293	$6,142	$874
Changes associated with sales volumes	(156)	(632)	(113)
Changes in prices	890	1,456	346
2017 sales revenues	$3,027	$6,966	$1,107

Operating Expenses (excluding production services segment)

	Nine Months Ended September 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Lease operating expense, transportation and taxes	$7,113	$6,969	2%
Depreciation, depletion and amortization of oil and gas properties	2,222	2,299	(3)
Impairment of oil and gas properties	-	583	(100)
Accretion expense	679	668	2
Loss (gain) from plugging and abandonment of wells	26	(24)	NM
General and administrative	3,101	2,768	12
	$13,141	$13,263	(1)%

During the nine months ended September 30, 2017, our operating expenses decreased by 1% when compared to the same period of 2016 due to the following factors:

·
Lease operating expense, transportation cost and taxes increased by 2%, or $144,000 in 2017 when compared to 2016. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $1.72 per MBOE to $15.37 per MBOE in 2017 from $13.65 per MBOE in 2016.

·
Depreciation, Depletion & Amortization ("DD&A") of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period.  DD&A decreased by 3%, or $77,000 in 2017 when compared to 2016. On a per unit basis, depletion expense increased by $0.36 per MBOE to $6.03 per MBOE in 2017 from $5.67 per MBOE in 2016.

·
Impairment of oil and gas properties in the amount of $583,000 occurred in the nine months of 2016 as a result of a decrease in commodity futures prices. For the same period of 2017 there was no such impairment.

·	The increase in general and administrative expenses was primarily due to increase in professional fees and uncollectable accounts.

Production Services Segment

	Nine Months Ended September 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Production Services	$13,230	$9,528	39%
Operating expenses	13,382	10,699	25
Depreciation	2,258	2,185	3
General and administrative	480	675	(29)
Operating loss	$(2,890)	$(4,031)	(28)%

·
Our sales revenues from production services operations for the first nine months of 2017 increased by 39% or $3,702,000 when compared to same period in 2016 due to an increase in the number of rigs and trucks deployed as a result in higher demand for our services.

·
Operating expenses from production services operations for the first nine months of 2017 increased by 25% or $2,683,000 when compared to the same period in 2016 as a result of an addition in the number of rigs and trucks deployed.

·
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first nine months of 2017 totaled $2,258,000, an increase of $73,000 compared to the same period in 2016.

·
General and administrative expenses from production services operations for the first nine months of 2017 decreased to $480,000, compared to $675,000 for the same period in 2016 as a result of decreased legal fees and allowance for bad debt.

Other expenses

	Nine Months Ended September 30,
In thousands except percentages	2017	2016	Δ vs. 2016
Interest expense, net	$3,611	$3,615	NM %
Loss on interest rate swap	777	2,170	(64)
Capital (gain) loss	(33)	55	(160)
	$4,355	$5,840	(25)%

Interest expense.  Isramco's interest expense decreased by 0.1%, or $4,000 for the nine months ended September 30, 2017 compared to the same period of 2016.  This decrease was primarily due to lower outstanding principal during the first nine months of 2017 compared to 2016.

Loss on interest rate swap. During the first nine months of 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $55,000 and cash settlements of $722,000. In 2016 we recorded a loss as a result of changes in fair value of the derivative in the amount of $1,224,000 and cash settlements of $946,000.

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

	Nine Months Ended September 30,
In thousands except percentages	2017	2016
Income from operations before income taxes	$16,227	$8,413
Depreciation, depletion and amortization expense	4,480	4,484
Impairment of oil and gas properties	-	583
Interest expense	3,611	3,615
Unrealized loss on interest rate swap	55	1,224
Accretion expense	679	668
Consolidated Adjusted EBITDAX	$25,052	$18,987

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Pursuant to a settlement between the Company and Mr. Holifield, the parties agreed to release and dismiss all claims against the other in the above litigation, and to file a Joint Notice of Nonsuit with Prejudice with the Court (the “Joint Notice”). On October 30, 2017, in response to the Joint Notice, the Court entered an order dismissing all claims between the parties with prejudice. Accordingly, the lawsuit between Isramco and its former general counsel, Dennis Holifield, has settled. After Mr. Holifield reviewed the evidence, he came to the conclusion that there is no basis for his accusations against Isramco, its directors, its officers, and its employees. Mr. Holifield regrets any harm caused to Isramco, Haim Tsuff, Edy Francis, and Amir Sanker.

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the "Tamar Royalty"). A disagreement between the Company and Isramco Negev 2-LP regarding the payout calculation of the Tamar Royalty has emerged as to whether the financing costs of Isramco Negev 2-LP should be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The total scope of the disagreement is approximately Fifteen Million Dollars ($15,000,000). On February 26, 2017, Isramco Negev 2-LP reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. Pursuant to the agreements creating the Tamar Royalty, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter occurred on August 13, 2017 and the case is now in its discovery phase. The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

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

ISRAMCO, INC

Date: NOVEMBER 6, 2017	By:	/s/ HAIM TSUFF
HAIM TSUFF
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 6, 2017	By:	/s/ EDY FRANCIS
EDY FRANCIS
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: NOVEMBER 6, 2017	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)