Form 10-K
period 2017-12-31
ISRAMCO INC
filed 2018-03-13
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500
ISRAMCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3145265
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1001 West Loop South, Suite 750, Houston Texas 77027
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 12, 2018, there were 2,717,648 shares of the Registrant’s common stock par value $0.01 per share (“Common Stock”) outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 9, 2018, based on the last sale price of such equity reported on Nasdaq Market, was approximately $69.45 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ISRAMCO, INC.
2017 FORM 10-K ANNUAL REPORT

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

Exploration, Development and Production Segment

At December 31, 2017, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 38,653 thousand barrels of oil equivalent (“MBOE”), consisting of 1,765 thousand barrels (MBbls) of oil, 216,451 million cubic feet (MMcf) of natural gas and 813 thousand barrels (MBbls) of natural gas liquids. Approximately 86.0% of our proved reserves were classified as proved developed (See Note 13, “Supplemental Oil and Gas Information”). Full year 2017 production averaged 3.78 MBOE/d compared to 3.80 MBOE/d in 2016. Tamar Field production share amounted to 2.46 MBOE/d out of total 3.78 MBOE/d compared to 2.35 MBOE/d in 2016.

United States

We, through our wholly-owned subsidiaries, are involved in oil and gas exploration, including the development, production and operation of wells in the United States. We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado and currently serve as operator of approximately 422 producing wells located mainly in Texas and in New Mexico.

Israel

In 2007, we closed our branch in Israel in order to focus on our expanding presence in the United States. Despite the closure of that branch we retained certain overriding royalties in three oil and gas licenses located offshore Israel. These licenses granted by the government of Israel are known as the “Michal”, “Matan” and “Shimshon” Licenses.

In 2009, two natural gas discoveries, known as “Tamar” and “Dalit”, were made within the area covered by the Michal and Matan Licenses, respectively. In December 2009, the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, (the “Tamar Consortium”), two leases (the “Tamar Lease” and the “Dalit Lease”). The Leases are scheduled to expire in December 2038 and cover the Tamar and Dalit gas fields (collectively the “Tamar Field”). The Tamar Field is approximately 95 kilometers off the coast of the Israel, in the Israel exclusive economic zone of the Eastern Mediterranean, with a water depth of approximately 1,700 meters.

We own all ownership units in Tamar Royalties LLC, a Delaware limited liability company. Tamar Royalties LLC owns an overriding royalty interest of 1.5375% before payout / 2.7375% after payout in the Tamar Field (collectively the “Tamar Royalty”). An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

Production from the Tamar Field commenced in March 2013. The Tamar Field is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar Field through the world’s longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal (AOT).

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. The disagreement primarily stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the disagreement is approximately forty-five million dollars ($45,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process.

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

During year ended December 31, 2017, net sales from the Tamar Field attributable to the Company amounted to 5,343,000 Mcf of natural gas and 6,990 Bbl of condensate with prices of $5.35 per Mcf and $47.46 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $28,781,000. The Israeli Tax Authority withheld $6,907,000 of this revenue.

During year ended December 31, 2016, net sales from the Tamar Field attributable to the Company amounted to 5,102,000 Mcf of natural gas and 6,882 Bbl of condensate with prices of $5.34 per Mcf and $37.48 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $27,462,000. The Israeli Tax Authority withheld $6,866,000 of this revenue.

During year ended December 31, 2015, net sales from the Tamar Field attributable to the Company amounted to 4,505,000 Mcf of natural gas and 6,074 Bbl of condensate with prices of $5.52 per Mcf and $46.53 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $25,151,000. The Israeli Tax Authority withheld $6,665,000 of this revenue.

We have a third party reserve report from independent petroleum engineers, Netherland, Sewell & Associates, Inc. dated March 7, 2018 estimating reserves allocable to the Tamar Royalty as of December 31, 2017 (the “Tamar Reserve Report”). This reserve report estimates that by reason of the Company’s ownership of the Tamar Royalty, we have proven reserves estimated at 206.4 million cubic feet of natural gas and 268 thousand barrels of natural gas liquids. The Tamar Reserve Report indicates the undiscounted estimated future net revenue (after deduction of estimated production, ad valorem taxes and levy but before estimated income tax) for such reserves (paid out over time) to be $684.3 million. The Tamar Reserve Report estimates the net present worth of such reserves, discounted at 10% annual discount rate factor, at $331.7 million (See Note 13 to our consolidated financial statements, “Supplemental Oil and Gas Information”). The gas price used to value the reserves in the Tamar Reserve Report is calculated in accordance with SEC rules based on the unweighted arithmetic price for each month within the 12-month period prior to December 31, 2017. The report indicates that there are no commercial oil deposits included as reserves.

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

As noted above, the Company owns an interest in the Shimshon license located offshore Israel.  In April of 2012, a well was drilled in the area covered by the Shimshon license, which has been recognized as a commercial discovery by the Israeli government. The Shimshon partners submitted an application to convert the Shimshon license to a lease. Terms of the lease are in discussion with the Israeli government’s Ministry of Energy and Water Resources. As of December 31, 2017 there were no estimated recoverable reserves.

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

●
Fluid Services. At December 31, 2017, we owned and operated 26 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of December 31, 2017, our fleet of production servicing rigs totaled 33 rigs, which we operate through 4 locations in Texas and New Mexico. Our fleet is capable of working at depths from 14,000 to 25,000 feet, and as of December 31, 2017, our fleet consists of one 600 series rig, twenty eight 550 series rigs, and four 300 series rigs.

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

The purchasers of the Company’s United States based oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the year ended December 31, 2017 no purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of our consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The Company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2 Limited Partnership, a related party. During the twelve months ended December 31, 2017 income from this source accounted for 44% of the Company’s consolidated revenues. If Isramco Negev 2 Limited Partnership were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest (the Tamar Royalty). Loss of payments from this source would cause significant financial consequences to the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2017, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

Employees

As of December 31, 2017, we had approximately 193 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees.

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

A significant decline in crude oil prices started in October 2014, continued through 2015 and slightly rebounded towards the end of 2016, which continued through the end of 2017. As a result, we experienced decreases in crude oil revenues and recorded asset impairment charges due to commodity price declines. If crude oil prices were continue to decline again, further operating asset impairment and our profitability will likely be negatively affected.

Factors influencing the prices of oil, natural gas and NGLs are beyond our control. These factors include, among others:

●
the worldwide military and political environment, uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities or further acts of terrorism in the United States, or elsewhere, particularly Israel;

●	global factors impacting supply quantities of crude oil, natural gas and NGLs, in particular, US crude oil and NGL supply growth resulting from shale oil development;
●	the extent to which US shale producers become swing producers, yielding additional non-OPEC crude oil supply;
●	political conditions and events (including instability or armed conflict) in hydrocarbon-producing regions;
●	actions taken by foreign oil and gas producing nations;
●	the level of global crude oil and natural gas inventories;
●	further application of horizontal drilling techniques which could increase production and significantly impact both domestic and global supplies of crude oil, natural gas, and NGLs;
●	the price and level of foreign imports of oil, natural gas and NGLs;
●	the effect of worldwide energy conservation efforts;
●	actions by the Organization of Petroleum Exporting Countries, which we refer to as OPEC;
●	the price and availability of alternative and competing fuels;
●	technology advances that increase crude oil, natural gas and NGL production, thereby increasing supply;
●	the cost of exploring for, developing, producing, transporting, and marketing oil, natural gas, and NGLs;
●	the availability of pipeline capacity and infrastructure;
●	the availability of crude oil transportation and refining capacity;
●	consumer demand for oil, gas and NGLs;
●	the growth of consumer product demand in emerging markets, such as India and China;
●	fuel efficiency regulations, such as the Corporate Average Fuel Economy (CAFE) standards, and its impacts on crude oil demand as a transportation fuel;
●	labor unrest in oil and natural gas producing regions;
●	regional pricing differentials;
●	weather conditions;
●	electricity needs;
●	the nature and extent of domestic and foreign governmental regulation (including environmental regulation and regulation of derivatives transactions and hedging activities) and taxation; and
●	the overall economic environment.

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

●
Taxes. On December 22, 2017, the United States Congress enacted the Tax Cuts and Jobs Act (“Tax Reform Legislation”). The Tax Reform Legislation, among other things, (i) permanently reduces the US corporate income tax rate to 21% beginning in 2018, (ii) repeals the corporate alternative minimum tax (AMT) allowing for corresponding refunds of prior period AMT credits,  (iii) provides for a five year period of 100% bonus depreciation followed by a phase-down of the bonus depreciation percentage, (iv) imposes a new limitation on the utilization of net operating losses generated in taxable years beginning after December 31, 2017, and (v) provides for more general changes to the taxation of corporations, including changes to the deductibility of interest expense, the adoption of a modified territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of US-owned foreign corporations, and introducing certain anti-base erosion provisions. The Tax Reform Legislation is complex and far-reaching and could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs.  The ultimate impact of the Tax Reform Legislation may differ from our estimates due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued, and our business and financial condition could be adversely affected.

In addition, from time to time, legislation has been proposed that, if enacted into law, would make significant changes to US federal and state income tax laws, including (i) the elimination of the immediate deduction for intangible drilling and development costs, (ii) the repeal of the percentage depletion allowance for oil and natural gas properties; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. While these specific changes are not included in the Tax Reform Legislation, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future, or the timing of any such action. The elimination of such US federal tax deductions, as well as any other changes to or the imposition of new federal, state, local or non-US taxes (including the imposition of, or increases in production, severance or similar taxes) could adversely affect our business and financial condition.

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

At the federal level, the EPA has taken numerous actions, including the following: final federal Clean Air Act regulations in 2012 and, more recently, in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting; published in June 2016 an effluent limitation final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in May 2014 an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands including, for example, notice to and pre‑approval by BLM of the proposed hydraulic fracturing activities; development and pre‑approval by BLM of a plan for managing and containing flowback fluids and produced water recovered during the hydraulic fracturing process; implementation of measures designed to protect usable water from hydraulic fracturing activities; and public disclosure of the chemicals used in the hydraulic fracturing fluid. Some of these rules are subject to pending challenges and, on March 28, 2017, an executive order was signed directing the EPA and the BLM to review their rules and, if appropriate, to initiate rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Accordingly, the EPA and the BLM have taken actions to delay or rescind certain requirements related to hydraulic fracturing activities. In addition, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. The adoption of new federal rules or regulations relating to hydraulic fracturing could require us to obtain additional permits or approvals or to install expensive pollution control equipment for our operations, which in turn could lead to increased operating costs, delays and curtailment in the pursuit of exploration, development or production activities, which in turn could materially adversely affect our operations.

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

Our operations and properties are subject to numerous federal, regional, state, tribal, local, and foreign laws and regulations governing the release of pollutants or otherwise relating to environmental protection. These laws and regulations govern the following, among other things:

●	issuance of permits in connection with exploration, drilling and production activities;
●	protection of endangered species;
●	amounts and types of emissions and discharges;
●	generation, management, and disposition of waste materials;
●	reclamation and abandonment of wells and facility sites; and
●	remediation of contaminated sites.

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn due to weakened demand. The industry returned to higher activity levels in 2011 and remained higher during the first half of 2012, before another downturn in the second half of 2012, affecting natural gas prices in particular. The industry pricing remained relatively stable through the middle of 2014. However, beginning in the second half of 2014 through the end of 2015 and continued at the beginning of 2016, oil prices declined substantially from historical highs. Towards the end of 2016 and through 2017 we saw an increase in oil prices though they did not reach the same levels prior to the decline beginning in 2014. Any adverse changes in capital markets and declines in prices for oil and natural gas will likely cause oil and natural gas producers to announce reductions in capital budgets for future periods.

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

Most production services contracts are awarded on the basis of competitive bids, which also results in price competition. In addition to pricing and equipment availability, we believe the following factors are also important to our clients in determining which production services provider to select:

●	the type and condition of each of the competing production servicing rigs;
●	the quality of service and experience of the crews;
●	the safety record of the company providing the services; and
●	the offering of ancillary services.

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

There are limitations with regard to sales of Tamar Field Production

As noted above, we own an interest in the Tamar Field located offshore Israel. This interest in 2017 accounted for approximately 44% of our consolidated revenues and we expect the interest as a percentage of consolidated revenues to increase significantly if and when payout occurs. We note that the government of Israel allows the owners of Tamar Field production to export fifty percent (50%) of the production that has not yet been committed to supply the Israel domestic market as of the date of the government’s decision in this regard.  Accordingly, production from Tamar must first satisfy the minimum amount required to supply the Israeli economy.

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

Haim Tsuff, the Company’s President, Co-Chief Executive Officer and Chairman of the Board of Directors, individually and through companies that he beneficially controls own over 73% of our outstanding shares of common stock as of March 12, 2018. As a result, Haim Tsuff is in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws, and the approval of mergers and acquisitions, and other significant corporate transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Oil and Gas Exploration and Production - Properties and Reserves

We own varying working interests in oil and gas wells in Louisiana, Texas, New Mexico, Oklahoma, Wyoming, Utah and Colorado. We currently serve as operator of approximately 422 producing wells most of which are located in Texas and New Mexico. Moreover, we own interests in properties operated by third party entities. In many instances, the Company does not have, nor is it entitled to, information pertaining to certain matters such as (i) whether shut-in or temporarily abandoned wells operated by these third parties are mechanically capable of production, (ii) whether third party operators have obtained leases in which the Company would be contractually entitled to participate (being undeveloped acreage), and, in some instances or (iii) the gross and net acreage maintained in the leases included in the contract area under the operative joint operating agreements. Due to the nature of some third party operations (e.g., field wide units), to the Company cannot ascertain the total number of wells drilled within a particular project area and whether each well within such project area is productive. In some instances, third parties operate properties (e.g. field wide units and leases covering a large amount of acreage) where production, revenue and expenses for the property are aggregated and reported as a single property. Accordingly, well information with regard to such properties is not always available to Isramco. In addition, most of the Company’s operated wells are legacy assets and, accordingly, were drilled and operated for several years by our predecessors in title. Therefore, at this time, the Company is conducting a review of the terms and conditions of each lease covering our operated assets to determine the acreage held by the underlying oil and gas leases and the Company is also examining shut-in wells to ascertain whether these wells are mechanically capable of production in their current state. Moreover, we are working with the operators of our non-operated assets to obtain similar information with regard to such properties. The Company expects to complete this review in the near future. Currently, we do not own any interest in undeveloped acreage.

Drilling Activities

During the year ended December 31, 2015 we drilled and completed two development wells in North Texas. No new wells were drilled in 2017 or 2016.

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

The reserves estimates shown for our U.S. properties have been independently evaluated by Cawley, Gillespie and Associates, Inc. The technical person at Cawley, Gillespie and Associates primarily responsible for preparing the estimates set forth in the reserves report incorporated herein is Mr. Todd Brooker, President. Mr. Brooker joined CG&A in October 1992 as a reservoir engineer. His responsibilities include reserves and economics evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. His experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures. He is currently President of the firm and has managed the Austin office since its opening in 2002. Prior to joining CG&A, Todd worked in Gulf of Mexico drilling and production engineering at Chevron USA in New Orleans, Louisiana. He graduated Magna Cum Laude from the University of Texas at Austin in 1989 with a BS degree in Petroleum Engineering, and is a registered professional engineer in Texas.

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

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout.  In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. The disagreement primarily stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the disagreement is approximately forty-five million dollars ($45,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process;  however, the Company cannot be assured of a favorable result in this arbitration process. On February 26, 2017, Isramco Negev 2 Limited Partnership reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. As noted above, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter occurred on August 13, 2017. On February 25, 2018, the Company submitted as Statement of Claim outlining the Company’s position with regard to the matter. Accordingly, the case is still in its early stages. The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Capital Market under the symbol “ISRL”. The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock. As of March 12, 2018, there were approximately 139 holders of record of our common stock.

	High	Low
2017
First Quarter	$129.05	$109.50
Second Quarter	120.10	101.75
Third Quarter	118.05	100.60
Fourth Quarter	124.90	104.65

2016
First Quarter	$88.11	$72.43
Second Quarter	99.93	75.70
Third Quarter	85.00	78.00
Fourth Quarter	124.30	82.90

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

	Year Ended December 31,
(thousands, except share and per share amounts)	2017	2016	2015	2014	2013
Revenues and Income (Loss)
Total Revenues	65,947	54,942	74,509	93,898	68,692
Net Income (Loss)	(24,310)	6,745	(17,310)	5,162	(6,710)
Per Share Data
Earnings (Loss) Per Share - Basic	(8.95)	2.48	(6.37)	1.90	(2.47)
Earnings (Loss) Per Share - Diluted	(8.95)	2.48	(6.37)	1.90	(2.47)
Cash Dividends Per Share	-	-	-	-	-
Year-End Stock Price Per Share	104.65	124.30	89.31	138.00	127.05
Weighted Average Shares Outstanding	2,717,648	2,717,648	2,717,648	2,717,648	2,717,648
Basic	2,717,648	2,717,648	2,717,648	2,717,648	2,717,648
Diluted	2,717,648	2,717,648	2,717,648	2,717,648	2,717,648
Total Assets	108,797	141,272	146,957	158,864	157,913
Long-term Obligations	99,039	116,289	124,567	92,674	114,849
Long-Term Debt & Long-Term Accrued Interest	77,369	95,441	104,252	72,628	96,035

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development, and production of oil and natural gas properties located onshore in the United States and an owner of various royalty interests offshore Israel. Our properties are primarily located in Texas, New Mexico and Oklahoma. We act as the operator of most of our U.S. properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs. In August, 2011 we created a new production services subsidiary that began operations in October 2011. As of December 2017, the subsidiary had 33 deployed production services rigs and various trucks that operate primarily in Texas and New Mexico. The Company provides a full range of production services such as well completion and wellbore maintenance, workover, fluid transportation and plugging and abandonment services.

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

We own all ownership units in Tamar Royalties, LLC, which owns an overriding royalty interest of 1.5375% before payout / 2.7375% after payout in the Tamar Field (collectively the “Tamar Royalty”). An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

The Tamar Field project began production in March 2013 and is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar Field through the world’s longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal.

As noted above with regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. The disagreement primarily stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the disagreement is approximately forty-five million dollars ($45,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process.

During year ended December 31, 2017, net sales from the Tamar Field attributable to the Company amounted to 5,343,000 Mcf of natural gas and 6,990 Bbl of condensate with prices of $5.35 per Mcf and $47.46 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $28,781,000. The Israeli Tax Authority withheld $6,907,000 of this revenue.

During year ended December 31, 2016, net sales from the Tamar Field attributable to Isramco amounted to 5,102,000 Mcf of natural gas and 6,882 Bbl of condensate with prices of $5.34 per Mcf and $37.48 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $27,462,000. The Israeli Tax Authority withheld $6,866,000 of this revenue.

During the year ended December 31, 2015, net sales from the Tamar Field attributable to the Company amounted to 4,505,000 Mcf of natural gas and 6,074 Bbl of condensate with prices of $5.52 per Mcf and $46.53 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $25,151,000. The Israeli Tax Authority withheld $6,665,000 of this revenue.

At December 31, 2017, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 38,653 thousand barrels of oil equivalent (“MBOE”), consisting of 1,765 thousand barrels (MBbls) of oil, 216,451 million cubic feet (MMcf) of natural gas and 813 thousand barrels (MBbls) of natural gas liquids. Approximately 86.0% of our proved reserves were classified as proved developed (See Note 13, “Supplemental Oil and Gas Information”). Full year 2017 production averaged 3.78 MBOE/d compared to 3.80 MBOE/d in 2016. Tamar Field production share amounted to 2.46 MBOE/d out of total 3.78 MBOE/d compared to 2.35 MBOE/d in 2016.

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

Income Taxes and Impact of Tax Reform Legislation

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

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law affecting us. See Note 5. Income Taxes.

Liquidity and Capital Resources

Our primary source of cash during the year ended December 31, 2017, was net cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we have acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on the capital resources available and our success in finding and acquiring additional reserves. Our production services subsidiary also requires capital resources to acquire and maintain equipment. We expect to fund our future capital requirements through internally generated cash flows, and borrowings under loans and the credit facility described below. Long-term cash flows are subject to a number of variables, including the level of production, prices, amount of work orders received, and our commodity price hedging activities, as well as various economic conditions that have historically affected the oil and natural gas industry.

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

On June 30, 2015, the Company obtained a credit facility (the “SG Facility”) with The Société Générale. The SG facility provided for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenure of the SG Facility was four (4) years and it was secured by certain onshore United States oil and gas properties. Interest on borrowing was variable as disclosed in Note 4 “Long-Term Debt and Interest Expense”. On February 28, 2017 the SG Facility was terminated.

During the year ended December 31, 2017, our cash increased by $3,919,000. Specifically, net cash from operating activities of $18,552,000, was offset by cash used in financing activities of $10,519,000 and cash used in investing activities of $4,114,000.

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

Contractual Obligations: Aggregate maturities of contractual obligations at December 31, 2017 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2018	$18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$98,400

Debt

	As of December 31,
	2017	2016	2015
	(In thousands except percentage)
Long – term debt net of discount and bank fees	77,369	95,441	104,252

Long – term debt – related party (1)	-	-	-

Current maturities of long-term debt, short-term debt, net of current portion of discount and debt cost and bank overdraft	18,517	9,147	9,952
Total debt	95,886	104,588	114,204

Stockholders’ equity (deficit)	(23,818)	2,016	(2,868)

Debt to capital ratio	133%	98%	103%

(1)	The amounts are exclusive of accrued interest.

At year-end 2017, our total debt was $95,886,000 compared to total debt of $104,588,000 at year-end 2016 and $114,204,000 at year-end 2015.

Bank Loan and Credit Facility

The Deutsche Bank Facility

On May 18, 2015, Tamar Royalties LLC (“Tamar Royalties”), a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. The DB Facility provides for borrowings in the amount of $120,000,000 on a committed basis and is secured by, among other things, an overriding royalty interest in the Tamar Field, a natural gas field in the Mediterranean Sea, equal to 1.5375% before payout / 2.7375% after payout in the Tamar Field (the “Royalty Interest”). In connection with the DB Facility, and pursuant to a royalties sale and contribution agreement, the Company contributed the Royalty Interest to Tamar Royalties in exchange for all of the ownership units of Tamar Royalties. Pursuant to the terms of its governing documents, Tamar Royalties will be managed by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi.

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

The amortization schedule under the DB Facility was based on the projection that the Investment Repayment Date (as defined therein) would occur at some point before the end of the first quarter of 2018 and therefore, commencing from the Payment Date occurring on 1st April 2018, the amounts to be repaid on each payment date under the credit agreement increase to reflect the expected increase in the Royalties Receivables (as defined therein) as a result of the increase in the royalty percentage following the Investment Repayment Date.

As noted above with regard to the payout of the Tamar Field, a disagreement between Tamar Royalties and Isramco Negev 2 Limited Partnership has emerged as to whether certain items  may be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the disagreement is approximately forty five million dollars ($45,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company expects that the matter will be resolved through this arbitration process. However, the Company cannot be assured of a favorable result resulting from this arbitration process.  Accordingly, the Company continues to receive royalty payments at the lower rates as if the Investment Repayment Date has not occurred.

Therefore, as a result of the dispute with the Isramco Negev 2, Tamar Royalties will have a shortfall in its Royalties Receivables for the period (or part of the period) between 1st April 2018 and 1st April 2019, by which time, even if the Isramco Negev 2’s claims regarding the Investment Repayment Date are accepted, the Investment Repayment Date is expected to occur.

As a result, the Company believes Tamar Royalites required an additional $15,600,000 USD to cover payments under the amortization schedule of the DB Facility  (the “Shortfall”), and the Company believes that curing the Shortfall was in the best interest of both Isramco Inc. and Tamar Royalties.  Therefore, Isramco Inc. contributed the expected amount of the Shortfall, being $15,600,000 USD, to Tamar Royalties as an additional capital contribution and such contribution was made pursuant to the terms and conditions of that certain Consent and Agreement dated February 27, 2018, between and among Tamar Royalties, as Borrower, Deutsche Bank Trust Company Americas, as Facility Agent and Collateral Agent, and the Lenders party thereto.  As a result of the aforementioned contribution, together with the terms and conditions of the aforementioned consent and assignment, Tamar Royalties remains in compliance with all covenants of the DB Facility.

In 2015 the Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 were recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the twelve months ended December 31, 2017, 2016, and 2015 totaled $789,000, $820,000, and $402,000 respectively.

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
As of December 31, 2017, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of December 31, 2017 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2016 at which time the remaining balance totaling $299,000 was expensed.

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

Related Party Debt

A discussion of the Company’s related party debt previously outstanding in fiscal year 2015 is set forth below. On June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt discussed below. The final payment totaled $101,022,000 which included loan principal payments totaling $93,395,000 and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result, all such related party debt was repaid and the outstanding balance as of December 31, 2015, 2016 and 2017 was zero.

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

Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

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

Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman and is a controlling shareholder of Naphtha.

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

Mr. Jackob Maimon, Isramco’s president at the time and a former director of the Company is a director of JOEL. Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman, is a controlling shareholder of JOEL.

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the JOEL debts have been paid in full.

Isramco also had related party payables of $60,000 and $90,000 as of December 31, 2017 and 2016 respectively which are included with short term related party debt on the balance sheets.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements.

Cash Flow

Our primary source of cash in 2017 was cash flow from operating activities. In 2017, cash received from operations and proceeds from sale of oil and gas properties was primarily used for repayment of long-term debt, short-term debt, investments in equipment and an increase in restricted cash.

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows provided by operating activities	$18,552	$15,510	$8,911
Cash flows (used in) investing activities	(4,114)	(807)	(4,680)
Cash flows provided by (used in) financing activities	(10,519)	(10,691)	15,820
Net increase in cash	$3,919	$4,012	$20,051

Operating Activities, Net cash flows provided by operating activities were $18,552,000, $15,510,000, and $8,911,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs, proceeds from an overriding royalty interest in the Tamar Field and activities of our production services subsidiary.

During the year ended December 31, 2017, compared to the same period in 2016, net cash flow provided by operating activities increased by $3,042,000 to $18,552,000.

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

Investing Activities, Net cash flows used in investing activities for the twelve months ended December 31, 2017 and 2016 were $4,114,000 and $807,000, respectively. During 2017 and 2016 the Company invested in equipment and oil and gas properties in amounts equal to $4,184,000 ($615,000 in oil and gas properties and $3,569,000 in production services equipment) and $794,000 ($157,000 in oil and gas properties and $637,000 in production services equipment) respectively. During 2017 the Company increased restricted cash by $2,653,000, received $2,705,000 from the sale of oil and gas properties, invested $31,000 in a LLC, and received $49,000 from the sale of equipment.

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

Financing Activities, Net cash flows used in financing activities were $10,519,000 and $10,691,000 for the year ended December 31, 2017 and 2016, respectively. In 2017, the Company made $9,600,000 in principal loan payments. The Company also repaid short-term insurance financing of $911,000.

Net cash flows provided by (used in) financing activities were ($10,691,000) and $15,820,000 for the year ended December 31, 2016 and 2015, respectively. In 2016, the Company made $9,000,000 in principal loan payments. The Company also repaid short-term insurance financing of $1,341,000, and decreased bank overdraft by $350,000.

Results of Continuing Operations

Selected Data
	Years Ended December 31,
	2017	2016	2015
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$15,109	$12,947	$17,047
Israel	28,781	27,462	25,151
Production services	18,265	12,752	22,465
Gain on divestiture	2,703	600	8,378
Other	1,089	1,181	1,468
Total revenues and other	65,947	54,942	74,509

Cost and expenses	41,321	40,875	97,365
Other expense	4,815	5,544	7,383
Income tax expense (benefit)	45,637	3,634	(9,251)
Net income (loss) attributable to common shareholders	(25,826)	4,889	(20,988)
Net income (loss) attributable to noncontrolling interests	(1,516)	(1,856)	(3,678)
Net income (loss) attributable to Isramco	(24,310)	6,745	(17,310)
Earnings (loss) per common share – basic	$(8.95)	$2.48	$(6.37)
Earnings (loss) per common share –diluted	$(8.95)	$2.48	$(6.37)

Weighted average number of shares outstanding-basic	2,717,648	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$31,970	$24,847	$31,177
Total proved reserves (MBOE)	38,653	34,582	36,220
Sales volumes United States (MBOE)	483	528	623
Sales volumes Israel (MBOE)	897	857	757

Average cost per BOE - United States:
Production (excluding transportation and taxes)	$15.79	$13.76	$19.88
General and administrative	$9.65	$8.49	$7.71
Depletion of oil and gas properties	$5.08	$6.58	$9.77

(1)
See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income (Loss)

In 2017 our net loss was $(24,310,000), or $(8.95) per share. This compares to net income of $6,745,000, or $2.48 per share for the year ended December 31, 2016.

This decrease in income is primarily due to the increase in allowance for foreign tax credit and deferred tax assets. We fully allowed for our accumulated future tax credit related to the taxes withheld by the Israeli taxing authorities. The valuation allowance amounted to $28,677,000. Total foreign tax credit balance was written off after the passing of new tax legislation of New Tax Reform in the United States which lowered the corporate tax rate to a level that eliminated the forecasted usage of the accumulated foreign tax credit. Likewise we increased our allowance to fully allow for our deferred tax assets see Item 5 Income Tax. This increase in tax expense was partially offset by increased revenues from our United States based production operations, increased revenues from the Tamar field, increased revenues from production service activities, and an increased in gain on divestiture.

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

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During year ended December 31, 2017, net sales from the Tamar Field attributable to the Company amounted to 5,343,000 Mcf of natural gas and 6,990 Bbl of condensate with prices of $5.35 per Mcf and $47.46 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $28,781,000. The Israeli Tax Authority withheld $6,907,000 of this revenue.

During the year ended December 31, 2016, net sales from the Tamar Field attributable to the Company amounted to 5,102,000 Mcf of natural gas and 6,882 Bbl of condensate with prices of $5.34 per Mcf and $37.48 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $27,462,000. The Israeli Tax Authority withheld $6,866,000, of this revenue.

During year ended December 31, 2015, net sales from the Tamar Field attributable to the Company amounted to 4,505,000 Mcf of natural gas and 6,074 Bbl of condensate with prices of $5.52 per Mcf and $46.53 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $25,151,000. The Israeli Tax Authority withheld $6,665,000 of this revenue.

Revenues, Volumes and Average Prices Oil and Gas Segment - United States

Sales Revenues

	Years Ended December 31,
In thousands except percentages	2017	2016	Δvs. 2016	2015	Δ vs. 2015
Gas sales	$3,955	$3,209	23%	$3,935	(18)%
Oil sales	9,558	8,506	12	11,677	(27)
Natural gas liquid sales	1,596	1,232	30	1,435	(14)
Total	$15,109	$12,947	17%	$17,047	(24)%

Our sales revenues for the year ended December 31, 2017 increased by 17% when compared to the same period of 2016, due to increase in prices for natural gas and crude oil and natural gas liquids partially offset by reduced production volumes. Our sales revenues for the year ended December 31, 2016 decreased by 24% when compared to the same period of 2015, primarily due to decrease in prices and production volumes for crude oil and natural gas.

Volumes and Average Prices

	Years Ended December 31,
	2017	2016	Δ vs. 2016	2015	Δ vs. 2015
Natural Gas
Sales volumes Mmcf	1,320	1,417	(7)%	1,640	(14)%
Price per Mcf	$3.00	$2.26	33	$2.40	(6)
Total gas sales revenues (thousands)	$3,955	$3,209	23%	$3,935	(18)%

Crude Oil
Sales volumes MBbl	196	215	(9)%	257	(16)%
Price per Bbl	$48.77	$39.56	23	$45.44	(13)
Total oil sales revenues (thousands)	$9,558	$8,506	12%	$11,677	(27)%

Natural gas liquids
Sales volumes MBbl	67	77	(13)%	93	(17)%
Price per Bbl	$23.82	$16.00	49	$15.43	4
Total natural gas liquids sales revenues (thousands)	$1,596	$1,232	30%	$1,435	(14)%

The Company’s natural gas sales volumes decreased by 7%, crude oil sales volumes decreased by 9% and natural gas liquids sales volumes decreased by 13% for the year ended December 31, 2017 compared to the same period of 2016.

Our average natural gas price for the year ended December 31, 2017 increased by 33%, or $0.74 per Mcf, when compared to the same period of 2016. Our average crude oil price for the year ended December 31, 2017 increased by 23%, or $9.21 per Bbl, when compared to the same period of 2016. Our average natural gas liquids price for the year ended December 31, 2017 increased by 49%, or $7.82 per Bbl, when compared to the same period of 2016.

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

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the year ended December 31, 2017 compared to 2016 and 2015.

In thousands	Natural Gas	Oil	Natural gas liquids
2015 sales revenues	$3,935	$11,677	$1,435
Changes associated with sales volumes	(535)	(1,908)	(247)
Changes in prices	(191)	(1,263)	44
2016 sales revenues	$3,209	$8,506	$1,232
Changes associated with sales volumes	(220)	(752)	(160)
Changes in prices	966	1,804	524
2017 sales revenues	$3,955	$9,558	$1,596

Operating Expenses (excluding production services segment)

	Years Ended December 31,
In thousands except percentages	2017	2016	Δ vs. 2016	2015	Δ vs. 2015
Lease operating expense, transportation and taxes	$9,478	$8,925	6%	$14,828	(40)%
Depreciation, depletion and amortization of oil and gas properties	2,454	3,474	(29)	6,091	(43)
Impairments of oil and gas assets	1,682	4,529	(63)	33,138	(86)
Accretion expense	913	897	2	856	5
Loss from plug and abandonment	26	(3)	NM	91	(103)
General and administrative	4,662	4,485	4	4,806	(7)
	$19,215	$22,307	(14)%	$59,810	(63)%

NM – Not Meaningful

During 2017, our operating expenses decreased by 14% when compared to 2016 as highlighted below:

●
Lease operating expense, transportation cost and taxes increased by 6%, or $553,000 in 2017 when compared to 2016. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $2.03 per MBOE to $15.79 per MBOE in 2017 from $13.76 per MBOE in 2016. The increase was a result of an increase in repair and maintenance activity as oil, natural gas and NGLs prices increased.

●
Depreciation, Depletion &Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 29%, or $1,020,000, in 2017 when compared to 2016. On a per unit basis, depletion expenses decreased by $1.50 per MBOE to $5.08 per MBOE in 2017 from $6.58 per MBOE in 2016 due to a lower beginning balance resulted from previous years impairments and lower production volumes compared to 2016.

●
Impairments of oil and gas assets of $1,682,000 in 2017 were primarily the result of lower estimated future production in several fields which reduced the projected value in those fields from prior estimates and resulted in a projected value lower than the carrying value of those fields which triggered impairment.

●	Loss from plugging and abandonment expenses increased by $29,000 in 2017 when compared to 2016, primarily due to an increase in the wells plugged in 2017.

●
General and administrative expenses increased as a result of increased professional fees. This increase was partially offset by a lesser increase in allowance for doubtful accounts and no write off of deferred financing costs as had occurred in 2016.

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

Production Services Segment

	Years Ended December 31,
In thousands except percentages	2017	2016	Δ vs. 2016	2015	Δ vs. 2015
Production Services (1)	$18,265	$12,752	43%	$22,465	(43)%
Operating expenses	18,241	14,494	26	21,802	(34)
Depreciation	3,072	3,193	(4)	3,853	(17)
Impairment	-	-	0	10,566	(100)
General and administrative (1)	913	1,001	(9)	1,454	(31)
Operating income	$(3,961)	$(5,936)	33%	$(15,210)	61%

(1)	Production Services revenue includes intersegment revenues and expenses.

●
The revenues from production services operations in 2017 increased by 43% or $5,513,000 when compared to 2016 primarily due to a rebound in crude oil prices which resulted in growth in our trucking services through customer acquisition. The revenues from production services operations in 2016 decreased by 43% or $9,713,000 when compared to 2015 primarily due to a continued decrease in crude oil and natural gas prices that triggered a continued decrease in demand for our production services.

●
Operating expenses from production services operations for the year ended December 31, 2017 has increased by 26% or $3,747,000 when compared to the same period in 2016. The increase was primarily associated with an increase in payroll, fuel, and other related expenses as a result of increase in trucking services. Operating expenses from production services operations for the year ended December 31, 2016 has decreased by 34% or $7,308,000 when compared to the same period in 2015. The decrease was primarily associated with reduction in payroll, fuel, and other related expenses as a result of decrease in number of deployed rigs.

●
Production service equipment depreciation – the amounts represent depreciation for our production services rigs and auxiliary equipment. The depreciation expense for the year ended December 31, 2017 decreased by $121,000 compared to 2016. The decrease in depreciation expense for the year ended December 31, 2016 of $660,000 is a result of a decrease in the depreciable base stemming from the impairment in 2015.

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

As a result of the downturn which began in late 2014 and worsened through 2015, we performed impairment testing on our equipment as of December 31, 2015. Such testing indicated that the carrying value of our production services equipment was not recoverable and thus we recorded an impairment of $10,566,000 at December 31, 2015. No such impairment was recorded for the year ended December 31, 2017 and 2016.

●
For the year ended December 31, 2017 general and administrative expenses decreased by 9% or $88,000 from 2016 primarily as a result of lesser increase in the allowance for doubtful accounts partially offset by increased legal fees. General and administrative expenses from production services operations for the year ended December 31, 2016 decreased by 31% or $453,000 from 2015 primarily as a result of lesser increase in the allowance for doubtful accounts.

Other expenses

	Years Ended December 31,
In thousands except percentages	2017	2016	Δ vs. 2016	2015	Δ vs. 2015
Interest expense net	$4,784	$4,817	(1)%	$2,432	98%
Interest expense – related party, net	-	-	0	2,878	(100)
Loss from derivative contracts, net	176	657	(73)	1,988	(67)
Capital (gain) loss	(145)	70	307	85	(18)
	$4,815	$5,544	(18)%	$7,383	(25)%

●
Net Interest expense. Isramco’s interest expense decreased only slightly, by $33,000 for the twelve months ended December 31, 2017 compared to the same period of 2016 as increased interest income from investment and the reduced principal balance on loans was partially offset by the increase in the indexed interest rate.

Isramco’s interest expense including related party interest expense decreased by 9%, or $493,000, for the twelve months ended December 31, 2016 compared to the same period of 2015. This decrease was primarily due to lower interest rates on the loans and lower average principal balance outstanding during the twelve months ended December 31, 2016.

●
Net loss on derivative contracts. During 2015 we entered into interest rate cap and swap agreements. These agreements are considered derivative and are accounted for with mark-to-market valuation. The loss in fair value of these contracts is recorded in the statement of operations. The loss from derivative contracts decreased from $1,988,000 in 2015 to $657,000 in 2016 and to $176,000 in 2017 primarily as a result of an increase in the estimated future LIBOR rate which is a factor in determining the market value of the derivatives.

Income Taxes and Impact of Tax Reform Legislation

Income tax expense for the year ended December 31, 2017 was $45,637,000. The tax expense was primarily due to the full allowance of amounts previously in deferred tax assets as future tax credits related to tax withheld by the Israel taxation authorities on Tamar Field proceeds and the full allowance of other deferred tax assets. On December 22, 2017, the US Congress enacted the Tax Reform Legislation, which made significant changes to US federal income tax law, including a reduction in the federal corporate tax rate to 21% effective January 1, 2018. Under US GAAP, we are required to recognize the effect of a rate change on deferred tax assets and liabilities in the period in which the tax rate change is enacted. At the lower tax rate, we projected that we would not be able to recover accumulated foreign tax credits balance to reduce our future tax burden and therefore recorded a full valuation allowance of  $31,091,000. In addition, a full valuation allowance was recorded to reduce deferred tax assets balances as of December 31, 2017 due to uncertainty in their future recoverability - see Note 5 Income Taxes. Our pre-tax income of $19,811,000 for 2017 increased by $11,288,000 from pre-tax income in 2016 of $8,523,000. This increase in pre-tax income from 2016 to 2017 was primarily the result of a $5,513,000 increase in production services revenues, a $2,162,000 increase revenues from United States based oil and gas assets, a $2,103,000 increase in gain on divestiture, and a $1,319,000 increase in Tamar Field proceeds. This increase was partially offset by increased operating expenses.

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

The effective tax rates for the years ended December 31, 2017, 2016 and 2015 were 230.4%, 42.6% and 30.6%, respectively.

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

	Years Ended December 31,
In thousands	2017	2016	2015
Income (loss) from operations before income taxes (1)	$19,811	$8,523	$(30,239)
Depreciation, depletion, amortization and impairment expense	7,208	11,196	53,648
Interest expense, net	4,784	4,817	5,310
Loss (gain) on derivative contract	(746)	(586)	1,602
Accretion Expenses	913	897	856
Consolidated Adjusted EBITDAX	$31,970	$24,847	$31,177

(1)	Including net gain on divestiture $2,703,000 in 2017, $600,000 in 2016, and $8,378,000 in 2015.

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

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 8. Consolidated Financial Statements and Supplemental Data—Note 3, “Financial Instruments and Fair Value” for additional information. As of December 31, 2017 and 2016 we did not have open commodity derivative positions.

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

Based on their evaluation, Isramco’s principal executive and principal financial officers have concluded that Isramco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2017 to ensure that the information required to be disclosed by Isramco in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Our management, under the supervision of and with the participation of our Co-Chief Executive Officer and Co-Chief Executive Officer / Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by MaloneBailey LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Isramco’s internal control over financial reporting during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, Isramco’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

4.2
First Amended and Restated Promissory Note dated as of February 27, 2007, issued to NAPHTHA ISRAEL PETROLEUM CORP., LTD. in the principal amount of $11,500,000 filed as an Exhibit to the 10-K for the year ended December 31, 2008 and incorporated herein by reference.

4.3
First Amended and Restated Promissory Note dated as of February 27, 2007, issued to and I.O.C. ISRAEL OIL COMPANY, LTD. in the principal amount of $12,000,000 filed as an Exhibit to the 10-K for the year ended December 31, 2008 and incorporated herein by reference.

4.4
Promissory Note dated as of February 27, 2007, issued to and J.O.E.L JERUSALEM OIL EXPLORATION, LTD. in the principal amount of $7,000,000, filed as an Exhibit to the 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

4.5
Promissory Note dated as of May 25, 2008, issued to and J.O.E.L JERUSALEM OIL EXPLORATION, LTD. in the principal amount of $48,900,000 filed as an Exhibit to the 10-K for the year ended December 31, 2008 and incorporated herein by reference.

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

10.9
Amended and Restated Loan Agreement dated as of May 25, 2008 between Isramco Inc. and J.O.E.L. Jerusalem Oil Explorations Ltd. filed as an Exhibit to the 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.10
Amended and Restated Agreement dated as of November 17, 2008 between Isramco Inc. and Goodrich Global Ltd. filed as an Exhibit to the 10-K for the year ended December 31, 2008 and incorporated herein by reference.

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

10.25	Employment Agreement dated effective November 3, 2017, between Isramco Inc. and Edy Francis, filed as an Exhibit to Form 8-K dated November 9, 2017 and incorporated herein by reference.

10.26	Consulting Agreement dated effective June 1, 2014, between Isramco Inc. and Goodrich Global Ltd., filed as an Exhibit to Form 8-K dated September 11, 2014 and incorporated herein by reference.

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

14.1	Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

23.1*	Consent of Cawley, Gillespie & Associates, Inc.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2*	Certification of Co-Chief Executive Officer / Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.3*	Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.2*	Certification of Co-Chief Executive Officer / Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.3*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

99.1*	Cawley, Gillespie & Associates, Inc. Reserves Report

99.2*	Netherland, Sewell & Associates, Inc. Reserves Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Filed Herewith.
+ Management Agreement

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ HAIM TSUFF
HAIM TSUFF,
CHAIRMAN OF THE BOARD,
CO-CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: March 12, 2018

/S/ EDY FRANCIS
EDY FRANCIS,
CO-CHIEF EXECUTIVE OFFICER / CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: March 12, 2018

/S/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY,
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)
Date: March 12, 2018

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	March 12, 2018
Haim Tsuff	Co-Chief Executive Officer

/s/ Josef From	Director	March 12, 2018
Josef From

/s/ Max Pridgeon	Director	March 12, 2018
Max Pridgeon

/s/ Frans Sluiter	Director	March 12, 2018
Frans Sluiter

/s/ Nir Hasson	Director	March 12, 2018
Nir Hasson

/s/ Asaf Yarkoni	Director	March 12, 2018
Asaf Yarkoni

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Isramco, Inc. (the “Company”), including the Company’s Co-Chief Executive Officer, Co-Chief Executive Officer / Chief Financial Officer, and Chief Accounting Officer is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

MaloneBailey, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2017.

/s/ Haim Tsuff	/s/ Zeev Koltovskoy	/s/ Edy Francis
Haim Tsuff	Zeev Koltovskoy	Edy Francis
Co-Chief Executive Officer	Chief Accounting Officer	Co-Chief Executive Officer / Chief Financial Officer

Houston, Texas
March 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of
Isramco, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Isramco, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2007.
Houston, Texas
March 12, 2018

ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$30,009	$26,090
Accounts receivable, net of allowances for doubtful accounts of $2,431 and $2,294	12,549	9,902
Restricted and designated cash	802	701
Inventories	475	697
Prepaid expenses and other	2,711	2,295
Total Current Assets	46,546	39,685

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	243,812	244,158
Advanced payment for equipment	564	440
Production service equipment and other equipment and property	59,108	57,292
Total Property and Equipment	303,484	301,890
Accumulated depreciation, depletion, amortization and impairment	(251,355)	(246,390)
Net Property and Equipment	52,129	55,500

Deferred tax assets and other	-	38,735
Derivative asset	187	-
Restricted cash – long term	9,674	7,122
Investments	261	230
Total assets	$108,797	$141,272

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$13,515	$11,840
Short term debt and current maturities of long-term debt, net of discount of $828 and $789	18,517	9,147
Payables due to related party	60	90
Accrued interest	1,027	974
Derivative liability	457	916
Total current liabilities	33,576	22,967

Long term debt, net of discount of $2,131 and $2,959	77,369	95,441

Other Long-term Liabilities:
Asset retirement obligations	21,670	20,748
Derivative liability	-	100
Total liabilities	132,615	139,256

Commitments and contingencies (Note 11)

Shareholders’ equity (deficit):
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,915 shares; outstanding 2,717,648 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(40,970)	(16,660)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity (deficit)	(17,254)	7,056
Non controlling interest	(6,564)	(5,040)
Total equity (deficit)	(23,818)	2,016
Total liabilities and shareholders’ equity (deficit)	$108,797	$141,272

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31	2017	2016	2015

Revenues and other
Oil and gas sales	$43,890	$40,409	$42,198
Production services	18,265	12,752	22,465
Office services	554	569	634
Gain on divestiture	2,703	600	8,378
Other	535	612	834
Total revenues and others	65,947	54,942	74,509

Operating expenses
Lease operating expense, transportation and taxes	9,478	8,925	14,828
Depreciation, depletion and amortization	5,526	6,667	9,944
Impairments of oil and gas assets and equipment	1,682	4,529	43,704
Accretion expense	913	897	856
Production services	18,241	14,494	21,802
Loss (gain) from plug and abandonment	26	(3)	91
General and administrative	5,455	5,366	6,140
Total operating expenses	41,321	40,875	97,365
Operating income (loss)	24,626	14,067	(22,856)

Other expenses
Interest expense, net	4,784	4,817	2,432
Interest expense – related party, net	-	-	2,878
Loss from derivative contracts, net	176	657	1,988
Capital (gain) loss	(145)	70	85
Total other expenses	4,815	5,544	7,383

Income (loss) before income taxes	19,811	8,523	(30,239)
Income tax benefit (expense)	(45,637)	(3,634)	9,251

Net income (loss)	$(25,826)	$4,889	$(20,988)
Net loss attributable to non-controlling interests	(1,516)	(1,856)	(3,678)
Net income (loss) attributable to Isramco	$(24,310)	$6,745	$(17,310)

Earnings (loss) per share – basic:	$(8.95)	$2.48	$(6.37)

Earnings (loss) per share – diluted:	$(8.95)	$2.48	$(6.37)

Weighted average number of shares outstanding-basic:	2,717,648	2,717,648	2,717,648
Weighted average number of shares outstanding-diluted:	2,717,648	2,717,648	2,717,648

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

Year Ended December 31
	2017	2016	2015
Net income (loss)	$(25,826)	$4,889	$(20,988)
Comprehensive income (loss)	(25,826)	4,889	(20,988)
Comprehensive loss attributable to non-controlling interests	(1,516)	(1,856)	(3,678)
Comprehensive income (loss) attributable to Isramco	$(24,310)	$6,745	$(17,310)

See notes to the consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(in thousands, except share amounts)

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock	Non-controlling interests	Total Shareholders’ Equity (Deficit)

Balance of January 1, 2015	2,717,648	$27	$23,853	$-	$(6,095)	$(164)	$499	$18,120

Net loss					(17,310)		(3,678)	(20,988)

Balance of December 31, 2015	2,717,648	$27	$23,853	$-	$(23,405)	$(164)	$(3,179)	$(2,868)

Distribution to non-controlling interests							(5)	(5)

Net income (loss)					6,745		(1,856)	4,889

Balance of December 31, 2016	2,717,648	$27	$23,853	$-	$(16,660)	$(164)	$(5,040)	$2,016

Distribution to non-controlling interests							(8)	(8)

Net loss					(24,310)		(1,516)	(25,826)

Balance of December 31, 2017	2,717,648	$27	$23,853	$-	$(40,970)	$(164)	$(6,564)	$(23,818)

See notes to consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31	2017	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$(25,826)	$4,889	$(20,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization	5,526	6,667	9,944
Impairment of oil and gas properties and equipment	1,682	4,529	43,704
Bad debt expense	268	551	1,094
Accretion expense	913	897	856
Gain on divestiture	(2,703)	(600)	(8,378)
Changes in deferred taxes	38,735	(3,239)	(15,915)
Net unrealized loss on derivative contracts	(746)	(586)	1,602
Loss (gain) on sale of equipment and other	(145)	70	85
Amortization of debt cost	789	940	462
Write off of debt cost	-	299	-
Changes in components of working capital and other assets and liabilities
Accounts receivable	(2,915)	2,007	3,712
Prepaid expenses and other current assets	1,088	639	1,787
Due to related party	(30)	27	(4,786)
Inventories	222	174	(42)
Accounts payable and accrued expenses	1,694	(1,754)	(4,226)
Net cash provided by operating activities	18,552	15,510	8,911

Cash flows from investing activities:
Addition to oil and gas property and equipment, net	(4,184)	(794)	(4,883)
Proceeds from sale of oil and gas properties	2,705	600	7,506
Proceeds from sale of equipment	49	77	-
Restricted cash and deposit, net	(2,653)	(558)	(7,205)
Investment in Apache Flats	(31)	(132)	(98)
Net cash used in investing activities	(4,114)	(807)	(4,680)

Cash flows from financing activities:
Distributions to non-controlling interests	(8)	-	-
Proceeds from long term debt	-	-	115,030
Repayment of long term debt	(9,600)	(9,000)	(3,000)
Repayments on loans – related parties, net	-	-	(94,250)
Repayment of short-term debt	(911)	(1,341)	(1,810)
Payment of deferred financing costs	-	-	(478)
Borrowings of bank overdraft, net	-	(350)	328
Net cash provided by (used in) financing activities	(10,519)	(10,691)	15,820

Net increase in cash and cash equivalents	3,919	4,012	20,051
Cash and cash equivalents at beginning of year	26,090	22,078	2,027
Cash and cash equivalents at end of year	$30,009	$26,090	$22,078

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the reported results of operations.

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

In 2017, 2016 and 2015, we reported an impairment charge of $1,682,000, $4,529,000, and $33,138,000, respectively, relating to our oil and gas properties. Impairments of oil and gas assets of $1,682,000 in 2017 were a result of lower estimated future production in a few fields. Impairments of oil and gas assets of $4,529,000 in 2016 were a result of lower estimated future production in a few fields. Impairments of oil and gas assets of $33,138,000 in 2015 were a result of lower estimated future crude oil, natural gas and NGLs prices which are basis for an impairment calculation and a decrease in production volumes in certain fields 2015.

Gain on divestiture – During the year ended December 31, 2017 the Company sold several leases for a net gain of $2,703,000. The gain consists of $2,705,000 cash plus $18,000 in relieved asset retirement obligation offset by a write off of accounts receivable of $10,000 and a net book value of $10,000. During the year ended December 31, 2016 the Company sold deep rights in one field for a gain of $600,000. The property sold had no net book value. During year ended December 31, 2015 the Company sold several leases for a net gain of $8,378,000. The gain consists of $7,506,000 cash plus $1,035,000 in relieved asset retirement obligation offset by a net book value of $163,000. In February 2018 the Company sold a lease for a net gain of $472,000. The gain consists of $454,000 cash plus $19,000 in relieved asset retirement obligation offset a net book value of $1,000.

Inventory

Inventory is valued at the net realizable value. Cost is determined by using average method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2017 and 2016 no reserve has been recorded.

Investments

Investments are recorded at historical costs.

Property, Plant and Equipment Other than Oil and Natural Gas Properties

Property and equipment are carried at cost less accumulated depreciation and impairment. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $3,458,000, $3,569,000, and $4,275,000 respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 15% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.

As of December 31, 2017, the estimated useful lives of our asset classes are as follows:

Description	Years
Production services rigs and components	15
Oilfield trucks, vehicles and related equipment	5 - 10
Production services auxiliary equipment	7 - 15
Furniture and equipment	3 - 7

A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. During the year ended December 31, 2015 we recorded an impairment of $10,566,000 in relation to our production services segment equipment. We had no such impairment loss in 2017 or 2016.

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

The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the years ended December 31, 2017, 2016, and 2015, no purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of Isramco’s consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The Company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2 Limited Partnership, a related party. During the twelve months ended December 31, 2017, 2016, and 2015, income from this source accounted for 44%, 50%, and 34%, respectively of the Company’s consolidated revenues. If Isramco Negev 2 Limited Partnership were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest. Loss of payments from this source would have significant financial consequences on the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2017, 2016 and 2015, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

Income Taxes and Impact of Tax Reform Legislation

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

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law affecting us. See “Note 5 Income Taxes” for further discussion of accounting for income taxes, changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.

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

For the years ended December 31, 2017, 2016, & 2015, Isramco did not have any outstanding stock options, restrictive stock awards, restricted stock units, or performance-based awards.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, the FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. Isramco adopted this ASU on January 1, 2018 using the full retrospective approach. Isramco has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance regarding the accounting for leases. The guidance requires recognition of most leases on the balance sheet. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2018. Isramco will adopt this ASU on January 1, 2019. Isramco has conclude that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company does not currently anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

2. Transactions with Affiliates and Related Parties

On November 17, 2008, the Company and Goodrich entered into an Amended and Restated Agreement, as subsequently amended on November 24, 2008, and January 1, 2011 (the “Goodrich Agreement”). The Goodrich Agreement replaced the consulting agreement entered into in May 1996 between the Company and Goodrich which terminated on May 31, 2008, pursuant to which the Company paid $240,000 per annum in installments of $20,000 per month. Under the Goodrich Agreement, as of June 1, 2008, the Company pays Goodrich $360,000 per annum in installments of $30,000 per month in addition to reimbursing Goodrich for all reasonable expenses incurred in connection with services rendered to the Company. The Company’s payment of $360,000 per year under the Goodrich Agreement is herein reflected as the salary of Haim Tsuff, the Company’s Chairman, Co-Chief Executive Officer and President. The Goodrich Agreement had an initial term through May 31, 2011, and automatically extended by its terms for an additional three-year period. The Goodrich Agreement contains certain customary confidentiality and non-compete provisions. The Company and Goodrich entered into a Consulting Agreement dated effective June 1, 2014 (the “2014 Consulting Agreement”), which replaced the Goodrich Agreement. However, the 2014 Consulting Agreement will continue the payment to Goodrich of $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable business expenses, including automobile expenses, incurred by Mr. Tsuff in connection with services rendered on behalf of the Company, in exchange for management services performed by Mr. Tsuff as the Company’s Chairman, Co-Chief Executive Officer and President. The 2014 Consulting Agreement had an initial term through May 31, 2017, and was automatically extended by its terms for an additional three-years. The Consulting Agreement also contains certain customary confidentiality and non-compete provisions which are identical to those contained in the Goodrich Agreement.

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

Financial Instruments as of December 31, 2017 and December 31, 2016 consisted of the following (in thousands):

		December 31, 2017		December 31, 2016
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
ST Liabilities:
Interest rate swaps	Level 2	$(457)	$(457)	$(916)	$(916)

LT (Liabilities)/Assets:
Interest rate swaps	Level 2	187	187	(100)	(100)

		$(270)	$(270)	$(1,016)	$(1,016)

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

4. Long-Term Debt and Interest Expense

Long-term debt as of December 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	As of December 31, 2017	As of December 31, 2016
Bank loan
Principal amount	$98,400	$108,000
Less: unamortized discount and debt costs	(2,959)	(3,748)
Total long-term debt	95,441	104,252
Less: current maturities and current discount amortization	(18,072)	(8,811)

Long-term debt, net of current maturities	$77,369	$95,441

Bank Loan and Credit Facility

The Deutsche Bank Facility

On May 18, 2015, Tamar Royalties LLC (“Tamar Royalties”), a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. The DB Facility provides for borrowings in the amount of $120,000,000 on a committed basis and is secured by, among other things, an overriding royalty interest in the Tamar Field, a natural gas field in the Mediterranean Sea, equal to 1.5375% before payout / 2.7375% after payout in the Tamar Field (the “Royalty Interest”). In connection with the DB Facility, and pursuant to a royalties sale and contribution agreement, the Company contributed the Royalty Interest to Tamar Royalties in exchange for all of the ownership units of Tamar Royalties. Pursuant to the terms of its governing documents, Tamar Royalties will be managed by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi.

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

On January 2, 2018 the Company made a payment in the amount of $3,427,000 consisting of $2,400,000 and $1,027,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the period ended December 31, 2017, 2016, and 2015 totaled $789,000, $820,000, and $402,000 respectively.

As of December 31, 2017 and 2016, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of December 31, 2017 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2016 at which time the remaining balance totaling $299,000 was expensed.

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

Related Party Debt

On June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. The final payment totaled $101,022,000 which included loan principal payments totaling $93,395,000 and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result all related party debt was repaid and the outstanding balance as of December 31, 2017 and 2016 was zero.

On March 27, 2015 the Company made a payment against the $12,000,000 I.O.C. Israel Oil Company, Ltd. Loan, a company which may be deemed to be controlled by Mr. Haim Tsuff, the Company’s Chairman and Co-Chief Executive Officer, in the amount of $1,030,000, consisting of $855,000 and $175,000 in principal and interest payments, respectively.

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

Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

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

Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman and is a controlling shareholder of Naphtha.

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

Mr. Jackob Maimon, Isramco’s president at the time and a former director of the Company is a director of JOEL. Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman, is a controlling shareholder of JOEL.

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, the JOEL debts have been paid in full.

Isramco also had related party payables of $60,000 and $90,000 as of December 31, 2017 and 2016 respectively.

Short-Term Debt

As of December 31, 2017 and December 31, 2016 outstanding debt from short-term insurance financing agreements totaled $445,000 and $336,000 respectively. During the year ended December 31, 2017, the Company made cash payments totaling $911,000.

Debt Maturities

Aggregate maturities of long-term debt at December 31, 2017 are due in future years as follows (in thousands):

2018	$18,900
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$98,400

Interest Expense, net

The following table summarizes the amounts included in interest expense for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current debt, long-term debt and other - banks	$4,784	$4,817	$2,432
Long-term debt – related parties	-	-	2,878
	$4,784	$4,817	$5,310

5. Income Taxes

The Company operates through its various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and federal and state income tax rates in the U.S. as they apply to the Company’s current ownership structure.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (“the Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and removing the expiration of net operating losses. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax expense of $9.2 million due to a remeasurement of deferred tax assets and liabilities. This tax expense represents a provisional amount and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

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

The Company adopted Accounting Standards Codification (ASC) 740-10, effective January 1, 2007.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations. There were no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2017.  The Company’s tax years subsequent to 2014 currently remain open and subject to examination by federal tax authorities and the tax authorities in Colorado, Louisiana, Michigan, New Mexico, Oklahoma, Texas, and Utah which are the jurisdictions in which the Company has had its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. It is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Expected tax (benefit) expense	$6,934	$2,889	$(10,584)
US and Foreign Statutory Rate Change (1)	9,234	-	-
Alternative minimum tax conversion	57	-	-
Change in Valuation Allowance	28,677	-	-
Non-controlling interest in subsidiary	531	650	1,287
Other	204	95	46
Total tax expense (benefit)	$45,637	$3,634	$(9,251)

(1) See Recent Changes in US Tax Law, above. Rate will decrease to 21.0% for fiscal year 2018

Deferred tax assets at December 31, 2017 and 2016 are comprised primarily of net operating loss carry forwards and book impairment from write downs of assets. Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under accounting principles generally accepted in the United States and the applicable income tax statutes and regulations in the jurisdictions in which the Company operates.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdictions during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, current financial position, results of operations, projected future taxable income and tax planning strategies as well as current and forecasted business economics in the oil and gas industry. Based on the level of historical taxable income and projections for future taxable income, we believe it is unlikely that we will realize the benefits of these net operating loss carryforwards and other deferred tax assets as we do not expect to have a realizable taxable income subject to deduction. Therefore, we have included a full valuation allowance to decrease the deferred tax assets balances to zero.

Effective December 21, 2016, the Israeli government decreased the corporate income tax rate from 25% to 24% for 2017 and announced a further rate decrease from 24% to 23% effective January 2018. A full valuation allowance has been recorded against foreign tax credits based on current interpretation of US Tax Reform law and the expected future utilization of foreign tax credits stems from a lower tax rate of 21% applied on taxable income in United States.

The principal components of the Company’s deferred tax assets as of December 31 were as follows (in thousands):

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$511	$803
Unrealized Hedging Transactions	57	356
Foreign tax credit (1)	23,743	24,189
Book-tax differences in property basis	3,757	3,848
Other	2	60
Net operating loss carry-forwards	607	9,479
Less valuation allowance	(28,677)	-
Deferred noncurrent tax assets	$-	$38,735

(1)
Total revenues net of marketing and transportation expenses from Tamar Field in 2017 were $28,781,000. The Company paid $6,907,000 in foreign income taxes. As a result a foreign tax credit has been created in the US to be used against future US income tax. The credit will expire in various amounts beginning in 2024 and ending in 2027. Due to Recent Changes in US Tax Law a full valuation allowance has been recorded based on our interpretations of US Tax Law and expectation of future usage of foreign tax credit.

Components of income (loss) from operations before income taxes are as follows (in thousands):

	2017	2016	2015

Domestic	$(8,970)	$(18,939)	$(55,390)
Foreign	28,781	27,462	25,151
Total	$19,811	$8,523	$(30,239)

The principal components of the Company’s Income Tax Provision for the years indicated below were as follows (in thousands):

	2017	2016	2015
Current income tax:
Federal	$(57)	$-	$-
Foreign	6,907	6,866	6,665
State	-	-	69
Total current income tax	$6,850	$6,866	$6,734

Deferred income tax
Federal	$38,787	$(3,232)	$(15,985)
Foreign	-	-	-
State	-	-	-
Total deferred income tax	$38,787	$(3,232)	$(15,985)
Provision for income tax	$45,637	$3,634	$(9,251)

At December 31, 2017 the Company has U.S. tax loss carry forwards of approximately $2,895,166 which will expire in various amounts beginning in 2028 and ending in 2036.  Utilization of such loss carry forwards could be limited to the extent Isramco has an ownership change that triggers the limitation under Section 382 of Internal Revenue Code of 1986, as amended. A full valuation allowance has been recorded to decrease deferred tax balances associated with loss carry forwards according to our interpretation of US Tax Law and expectations of future usage of these loss carry forwards.

6. Earnings Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):

	2017	2016	2015
Numerator for Basic and Diluted Earnings per Share -
Net Income (loss)	$(24,310)	$6,745	$(17,310)

Denominator for Basic Earnings per Share -
Weighted Average Shares	2,717,648	2,717,648	2,717,648
Potential Dilutive Common Shares -	-	-	-
Adjusted Weighted Average Shares	2,717,648	2,717,648	2,717,648

Net Income (Loss) Per Share Available to Common Stockholders – Basic	$(8.95)	$2.48	$(6.37)
Net Income (Loss) Per Share Available to Common Stockholders – Diluted	$(8.95)	$2.48	$(6.37)

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

No stock options were granted during 2017, 2016 and 2015. Shares of common stock reserved for future issuance under the 2011 plan are 200,000 shares. There are no granted stock options outstanding under the 2011 Plan as of balance sheet date.

8. Supplemental Cash Flow Information
The Israeli taxing authority withheld taxes of $6,907,000, $6,866,000, and $6,665,000 during the years ended December 31, 2017, 2016, and 2015 respectively.

Cash payments for interest were $4,012,000, $3,859,000, and $8,451,000 for the years ended December 31, 2017, 2016, and 2015 respectively.

The consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015 exclude the following non-cash transactions:

●	Net additions to equipment of $33,000 included in accounts payable in 2017.
●	Addition to prepaid expenses and other of $485,000 from sale of equipment in 2017.
●	Increase in property and equipment of $28,000 due to additional asset retirement obligation in 2017.
●	Asset retirement obligation relieved of $19,000 due to sale of oil and gas properties in 2017.
●	Insurance premiums financed through issuance of short term debt of $835,000 in 2017.
●	Increase in property and equipment of $1,000 due to additional asset retirement obligation in 2016.
●	Termination of $487,000 short-term insurance financing reduced prepaid insurance in 2016
●	Insurance premiums financed through issuance of short term debt of $742,000 in 2016.
●	Equipment of $457,000 included in accounts payable in 2016.
●	Equipment additions were offset by trade-ins valued at $75,000 in 2016.
●	Retirement of asset retirement obligations in the amount of $1,035,000 included in the gain on sale of oil and gas properties in 2015.
●	Oil and gas property of $1,347,000 removed from accounts payable due to title dispute in 2015.
●	Insurance premiums financed through issuance of short term debt of $1,954,000 in 2015.
●	Equipment of $84,000 included in accounts payable in 2015.
●	Increase in property and equipment of $17,000 due to additional asset retirement obligation in 2015.
●	Increase in debt discount of $235,000 deducted from loan proceeds in 2015.

9. Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2017. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2017:
Sales revenues
United States	$15,109	$18,265	$-	$33,374
Israel	28,781	-	-	28,781
Office services and other	3,912	-	(120)	3,792

Total revenues and other	47,802	18,265	(120)	65,947

Operating costs and expenses	15,079	19,154	(120)	34,113
Depreciation, depletion, and amortization	2,454	3,072	-	5,526
Impairment	1,682	-	-	1,682
Interest expenses, net and other	993	3,791	-	4,784
Loss on derivative contracts	176	-	-	176
Other income, net	(33)	(112)		(145)

Total expenses and other	20,351	25,905	(120)	46,136

Income (loss) before income taxes	$27,451	$(7,640)	$-	$19,811
Net loss	(20,329)	(5,497)	-	(25,826)
Net loss attributable to noncontrolling interests	-	(1,516)	-	(1,516)
Net loss attributable to Isramco	(20,329)	(3,981)	-	(24,310)
Total Assets	$67,374	$41,423	$-	$108,797
Expenditures for Long-lived Assets	$727	$3,457	$-	$4,184

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2016:
Sales revenues
United States	$12,947	$12,752	$-	$25,699
Israel	27,462	-	-	27,462
Office services and other	1,901	-	(120)	1,781

Total revenues and other	42,310	12,752	(120)	54,942

Operating costs and expenses	14,304	15,495	(120)	29,679
Depreciation, depletion, and amortization	3,474	3,193	-	6,667
Impairment	4,529	-	-	4,529
Interest expenses, net and other	1,509	3,308	-	4,817
Loss on derivative contracts	657	-	-	657
Other expense, net	34	36		70

Total expenses and other	24,507	22,032	(120)	46,419

Income (loss) before income taxes	$17,803	$(9,280)	$-	$8,523
Net income (loss)	11,571	(6,682)	-	4,889
Net loss attributable to noncontrolling interests	-	(1,856)	-	(1,856)
Net income (loss) attributable to Isramco	11,571	(4,826)	-	6,745
Total Assets	$103,956	$37,316	$-	$141,272
Expenditures for Long-lived Assets	$233	$908	$-	$1,141

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2015:
Sales revenues
United States	$17,047	$22,465	$-	$39,512
Israel	25,151	-	-	25,151
Office services and other	9,966	-	(120)	9,846

Total revenues and other	52,164	22,465	(120)	74,509

Operating costs and expenses	20,581	23,256	(120)	43,717
Depreciation, depletion, and amortization	6,091	3,853	-	9,944
Impairment	33,138	10,566	-	43,704
Interest expenses, net and other	2,156	3,154	-	5,310
Loss on derivative contracts	1,988	-	-	1,988
Other expense, net	59	26		85

Total expenses and other	64,013	40,855	(120)	104,748

Income (loss) before income taxes	$(11,849)	$(18,390)	$-	$(30,239)
Net income (loss)	(7,747)	(13,241)	-	(20,988)
Net loss attributable to noncontrolling interests	-	(3,678)	-	(3,678)
Net income (loss) attributable to Isramco	(7,747)	(9,563)	-	(17,310)
Total Assets	$104,067	$42,890	$-	$146,957
Expenditures for Long-lived Assets	$2,929	$2,310	$-	$5,239

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):

	2017	2016	2015
Liability for asset retirement obligation at the beginning of the year	$20,748	$19,884	$20,046
Liabilities Incurred	28	1	17
Liabilities settled and divested	(19)	(34)	(1,035)
Accretion expense	913	897	856
Liability for asset retirement obligation at the end of the year	$21,670	$20,748	$19,884

13. Supplemental Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2017, 2016 and 2015 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and ASC 932, “Disclosures About Oil and Gas Producing Activities.” Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

As of December 31	2017	2016
	United States	United States
Unproved properties not being amortized	$-	$-
Proved property being amortized	243,812	244,158
Accumulated depreciation, depletion amortization and impairment	(224,105)	(221,257)
Net capitalized costs	$19,707	$22,901

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

As of December 31	2017	2016	2015
Property acquisition costs—proved and unproved properties	$-	$-	$-
Exploration costs	$-	$-	$-
Development costs	$-	$-	$1,230

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

Economic producibility of reserves is dependent on the crude oil and natural gas prices used in the reserves estimate. We based our December 31, 2017, 2016, and 2015 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, commodity prices are volatile. Declines in crude oil or natural gas prices could result in negative reserves revisions.

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

	Oil Bbls			Gas Mcf
	United States	Israel	Total	United States	Israel	Total
December 31, 2014	2,998,805	-	2,998,805	20,047,575	193,118,896	213,166,471
Revisions of previous estimates	(836,981)	-	(836,981)	(5,889,831)	(410,862)	(6,300,693)
Extensions, discoveries, and other additions	8,014	-	8,014	23,489	-	23,489
Acquisition of minerals in place		-		-	-	-
Sales of minerals in place	(29,344)	-	(29,344)	(51,896)	-	(51,896)
Production	(256,774)	-	(256,774)	(1,640,485)	(4,505,000)	(6,145,485)
December 31, 2015	1,883,720	-	1,883,720	12,488,852	188,203,034	200,691,886
Revisions of previous estimates	(70,134)	-	(70,134)	(1,298,250)	369,348	(928,902)
Extensions, discoveries, and other additions	11,189	-	11,189	25,057	-	25,057
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(215,256)	-	(215,256)	(1,417,252)	(5,101,795)	(6,519,047)
December 31, 2016	1,609,519	-	1,609,519	9,798,407	183,470,587	193,268,994
Revisions of previous estimates	344,048	-	344,048	1,585,008	28,246,503	29,831,511
Extensions, discoveries, and other additions	7,155	-	7,155	12,853	-	12,853
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(195,850)	-	(195,850)	(1,319,660)	(5,342,855)	(6,662,515)
December 31, 2017	1,764,872	-	1,764,872	10,076,608	206,374,235	216,450,843

Proved Developed Reserves

December 31, 2017	1,764,872	-	1,764,872	10,076,608	174,252,235	184,328,843
December 31, 2016	1,609,519	-	1,609,519	9,798,407	138,511,587	148,309,994
December 31, 2015	1,883,720	-	1,883,720	12,488,852	167,303,034	179,791,886

Proved Undeveloped Reserves

December 31, 2017	-	-	-	-	32,122,000	32,122,000
December 31, 2016	-	-	-	-	44,959,000	44,959,000
December 31, 2015	-	-	-	-	20,900,000	20,900,000

	NGL Bbls			Total BOE
	United States	Israel	Total	United States	Israel	Total
December 31, 2014	1,410,957	251,055	1,662,012	7,751,025	32,437,538	40,188,563
Revisions of previous estimates	(680,340)	(395)	(680,735)	(2,498,961)	(68,873)	(2,567,834)
Extensions, discoveries, and other additions	4,889	-	4,889	16,818	-	16,818
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	(37,993)	-	(37,993)
Production	(92,733)	(6,074)	(98,807)	(622,921)	(756,907)	(1,379,828)
December 31, 2015	642,773	244,586	887,359	4,607,968	31,611,758	36,219,726
Revisions of previous estimates	(42,316)	(1,944)	(44,260)	(328,824)	59,614	(269,210)
Extensions, discoveries, and other additions	1,334	-	1,334	16,699	-	16,699
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(76,964)	(6,882)	(83,846)	(528,429)	(857,181)	(1,385,610)
December 31, 2016	524,827	235,760	760,587	3,767,414	30,814,191	34,581,605
Revisions of previous estimates	85,934	39,518	125,452	694,150	4,747,269	5,441,419
Extensions, discoveries, and other additions	1,094	-	1,094	10,391	-	10,391
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(67,339)	(6,991)	(74,330)	(483,132)	(897,467)	(1,380,599)
December 31, 2017	544,516	268,287	812,803	3,988,823	34,663,993	38,652,816

Proved Developed Reserves

December 31, 2017	544,516	226,287	770,803	3,988,823	29,268,326	33,257,149
December 31, 2016	524,827	177,760	702,587	3,767,414	23,263,024	27,030,438
December 31, 2015	642,773	244,586	887,359	4,607,968	28,128,425	32,736,393

Proved Undeveloped Reserves

December 31, 2017	-	42,000	42,000	-	5,395,667	5,395,667
December 31, 2016	-	58,000	58,000	-	7,551,167	7,551,167
December 31, 2015	-	-	-	-	3,483,333	3,483,333

(1)
Gas reserves are converted to BOE at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to BOE on a one-to-one basis with oil.

Extensions, discoveries, and other additions —

The increase in 2017, 2016 and 2015 of the United State reserves is from development of onshore assets, primarily in the Permian Basin.

Revisions of Previous Estimates —

2015 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United States downward Revisions of Previous Estimates was due to significantly lower average first-day of the month NGLs prices calculated for the 12 months ended December 31, 2015 compared to prices as of December 31, 2014; decreased production volumes and increased production costs associated with operations in several of our leases.

2016 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United States downward Revisions of Previous Estimates was due to lower average first-day of the month NGLs prices calculated for the 12 months ended December 31, 2016 compared to prices as of December 31, 2015 and decreased production volumes partially offset by overall decreased production costs associated with operations in several of our leases.

2017 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United States upward Revisions of Previous Estimates was due to higher average first-day of the month oil, gas, and NGL prices calculated for the 12 months ended December 31, 2017 compared to prices as of December 31, 2016 partially offset by overall decreased production. For Israel upward reveseions for 2017 relate to increased production estimates upon completion of an additional well.

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

The Company believes that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

Results of operations from producing activities were as follows for the years ended December 31 (in thousands):

thousands	United States	Israel	Total
December 31, 2017
Revenues	$15,109	$28,781	$43,890
Production costs	9,504	-	9,504
Depreciation, depletion, amortization and accretion	3,367	-	3,367
Income tax expense (benefit)	783	10,073	10,856
Results of operations from producing activities	$1,455	$18,708	$20,163

thousands	United States	Israel	Total
December 31, 2016
Revenues	$12,947	$27,462	$40,409
Production costs	8,922	-	8,922
Depreciation, depletion, amortization and accretion	3,995	-	3,995
Income tax expense (benefit)	10	9,612	9,622
Results of operations from producing activities	$20	$17,850	$17,870

thousands	United States	Israel	Total
December 31, 2015
Revenues	$17,047	$25,151	$42,198
Production costs	14,919	-	14,919
Depreciation, depletion, amortization and accretion	6,923	-	6,923
Income tax expense (benefit)	(1,678)	8,803	7,125
Results of operations from producing activities	$(3,117)	$16,348	$13,231

Estimates of future net cash flows from proved reserves of natural gas, oil, condensate, and NGLs for 2017, 2016, and 2015 are computed using the average first-day-of-the-month price during the 12-month period for the respective year. Prices used to compute the information presented in the tables below are adjusted only for fixed and determinable amounts under provisions in existing contracts. Estimated future net cash flows for all periods presented are reduced by estimated future development and production based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development and production costs. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense. The 10% discount factor is prescribed by U.S. Generally Accepted Accounting Principles.

In thousands

	United States	Israel	Total
December 31, 2017
Future cash inflows	$125,464	$1,116,867	$1,242,331
Future development costs	(574)	-	(574)
Future production costs	(67,245)	(432,610)	(499,855)
Future income tax expenses	(2,984)	(157,379)	(160,363)

Future net cash flows	54,661	526,878	581,539
10% annual discount for estimated timing of cash flows	(25,899)	(271,433)	(297,332)

Standardized measure of discounted future net cash flows	$28,762	$255,445	$284,207

	United States	Israel	Total
December 31, 2016
Future cash inflows	$93,228	$976,106	$1,069,334
Future development costs	(670)	-	(670)
Future production costs	(55,554)	(354,305)	(409,859)
Future income tax expenses	-	(186,783)	(186,783)

Future net cash flows	37,004	435,018	472,022
10% annual discount for estimated timing of cash flows	(16,042)	(202,707)	(218,749)

Standardized measure of discounted future net cash flows	$20,962	$232,311	$253,273

	United States	Israel	Total
December 31, 2015
Future cash inflows	$128,449	$1,052,572	$1,181,021
Future development costs	(673)	-	(673)
Future production costs	(78,345)	(361,608)	(439,953)
Future income tax expenses	-	(210,326)	(210,326)

Future net cash flows	49,431	480,638	530,069
10% annual discount for estimated timing of cash flows	(20,634)	(231,752)	(252,386)

Standardized measure of discounted future net cash flows	$28,797	$248,886	$277,683

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

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2017

In thousands

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	United States	Israel	Total
2017
Balance at January 1	$20,962	$232,311	$253,273
Sales and transfers of oil and gas produced, net of production costs	(5,630)	(28,781)	(34,411)
Net changes in prices and production costs (1)	8,193	(6,683)	1,510
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	266	-	266
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates (2)	5,764	47,645	53,409
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	1,920	30,088	32,008
Net change in income taxes (3)	(1,570)	(3,828)	(5,398)
Change in production rates and other	(1,143)	(15,307)	(16,450)

Balance at December 31	$28,762	$255,445	$284,207

2016
Balance at January 1	$28,797	$248,886	$277,683
Sales and transfers of oil and gas produced, net of production costs	(4,022)	(27,462)	(31,484)
Net changes in prices and production costs (1)	(2,585)	(26,275)	(28,860)
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	379	-	379
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(1,339)	612	(727)
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	2,613	33,347	35,960
Net change in income taxes	-	716	716
Change in production rates and other	(2,881)	2,487	(394)

Balance at December 31	$20,962	$232,311	$253,273

2015
Balance at January 1	$90,540	$267,765	$358,305
Sales and transfers of oil and gas produced, net of production costs	(2,219)	(25,151)	(27,370)
Net changes in prices and production costs (1)	(62,407)	(27,548)	(89,955)
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	37	-	37
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(14,175)	(745)	(14,920)
Purchases of minerals in place	-	-	-
Sales of minerals in place	(465)	-	(465)
Accretion of discount	9,775	36,064	45,839
Net change in income taxes	17,165	9,100	26,265
Change in production rates and other	(9,454)	(10,599)	(20,053)

Balance at December 31	$28,797	$248,886	$277,683

(1) The increase in United States in 2017 and the decrease in Israel in 2017 and decrease in both in 2016 and 2015 were driven primarily by higher and lower, respectively, 12-month average commodity prices. For Israel the commodity prices for the last 12 month are based on actual sales from contractual agreements rather than a market index.
(2) Revisions of previous quantity estimates in the United States in 2017 related to increased economics of the properties with better pricing. For Israel this change in 2017 relates to increased production estimates upon completion of an additional well.
(3) The decrease in United States and Israel future tax 2017 is related to the decrease in applicable tax rate from 35% to 21% due to the changes in the United States Tax Law effective January 1, 2018 partially offset by projected inability to utilize net operating losses.

Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	March 31	June 30	September 30	December 31
2017
Total revenues and other	$14,800	$18,379	$16,574	$16,194
Net income before taxes	4,427	6,748	5,052	3,584
Net income (loss)	2,721	4,252	3,180	(35,979)
Net loss attributable to noncontrolling interests	(447)	(384)	(296)	(389)
Net income (loss) attributable to Isramco	3,168	4,636	3,476	(35,590)
Earnings (loss) per share:
Attributable to common stockholders - basic	$1.17	$1.71	$1.28	$(13.11)
Attributable to common stockholders - diluted	$1.17	$1.71	$1.28	$(13.11)
Average number common shares outstanding - basic	2,717,648	2,717,648	2,717,648	2,717,648
Average number common shares outstanding - diluted	2,717,648	2,717,648	2,717,648	2,717,648

2016
Total revenues and other	$12,693	$13,870	$14,422	$13,957
Net income before taxes	345	3,259	4,809	110
Net income (loss)	69	1,947	2,994	(121)
Net loss attributable to noncontrolling interests	(442)	(485)	(379)	(550)
Net income attributable to Isramco	511	2,432	3,373	429
Earnings per share:
Attributable to common stockholders - basic	$0.19	$0.89	$1.24	$0.16
Attributable to common stockholders - diluted	$0.19	$0.89	$1.24	$0.16
Average number common shares outstanding - basic	2,717,648	2,717,648	2,717,648	2,717,648
Average number common shares outstanding - diluted	2,717,648	2,717,648	2,717,648	2,717,648

2015
Total revenues and other	$16,638	$19,211	$23,828	$14,832
Net income (loss) before taxes	2,599	1,651	(15,827)	(18,662)
Net income (loss)	1,625	951	(10,448)	(13,116)
Net loss attributable to noncontrolling interests	(181)	(353)	(459)	(2,685)
Net income (loss) attributable to Isramco	1,806	1,304	(9,989)	(10,431)
Earnings (loss) per share:
Attributable to common stockholders - basic	$0.66	$0.48	$(3.68)	$(3.84)
Attributable to common stockholders - diluted	$0.66	$0.48	$(3.68)	$(3.84)
Average number common shares outstanding - basic	2,717,648	2,717,648	2,717,648	2,717,648
Average number common shares outstanding - diluted	2,717,648	2,717,648	2,717,648	2,717,648