Form 10-Q
period 2018-03-31
ISRAMCO INC
filed 2018-05-10
CIK 719209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC
(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

1001 West Loop South, Suite 750, HOUSTON, TX 77027
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

As of May 10, 2018, Isramco, Inc, had 2,717,648 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements
ISRAMCO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
 (Unaudited)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$11,886	$30,009
Accounts receivable, net of allowances for doubtful accounts of $2,241 and $2,431	14,037	12,549
Restricted and designated cash	703	802
Inventories	419	475
Prepaid expenses and other	2,115	2,711
Total Current Assets	29,160	46,546

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	243,974	243,812
Advanced payment for equipment	452	564
Production service equipment and other equipment and property	62,109	59,108
Total Property and Equipment	306,535	303,484
Accumulated depreciation, depletion, amortization and impairment	(252,594)	(251,355)
Net Property and Equipment	53,941	52,129

Derivative asset	837	187
Restricted cash – long term	26,519	9,674
Investments	261	261
Total Assets	$110,718	$108,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$13,329	$13,515
Short term debt and current maturities of long-term debt, net of discount of $834 and $828	21,639	18,517
Payables due to related party	50	60
Accrued interest	1,079	1,027
Derivative liability	47	457
Total Current Liabilities	36,144	33,576

Long term debt, net of discount of $1,934 and $2,131	71,866	77,369

Other Long-term Liabilities:
Asset retirement obligations	21,872	21,670
Total Liabilities	129,882	132,615

Commitments and contingencies

Shareholders’ Deficit:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,915 shares; outstanding 2,717,648 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(35,935)	(40,970)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. Shareholders’ Deficit	(12,219)	(17,254)
Non controlling interest	(6,945)	(6,564)
Total Deficit	(19,164)	(23,818)
Total Liabilities and Shareholders’ Deficit	$110,718	$108,797

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31
	2018	2017
Revenues
Oil and gas sales	$10,984	$11,064
Production services	5,763	3,468
Office services	136	137
Gain on divestiture	472	-
Other	138	131
Total revenues	17,493	14,800

Operating expenses
Lease operating expense, transportation and taxes	2,300	2,186
Depreciation, depletion and amortization	1,291	1,504
Accretion expense	230	222
Production services	5,585	3,942
Loss from plug and abandonment	58	22
General and administrative	1,365	1,178
Total operating expenses	10,829	9,054
Operating income	6,664	5,746

Other expenses
Interest expense, net	1,217	1,188
Loss (gain) from derivative contracts, net	(865)	131
Total other expenses	352	1,319

Income before income taxes	6,312	4,427
Income tax expense	1,658	1,706

Net income	$4,654	$2,721
Net loss attributable to non-controlling interests	(381)	(447)
Net income attributable to Isramco	$5,035	$3,168

Earnings per share – basic:	$1.85	$1.17

Earnings per share – diluted:	$1.85	$1.17

Weighted average number of shares outstanding basic:	2,717,648	2,717,648
Weighted average number of shares outstanding diluted:	2,717,648	2,717,648

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2018	2017
Net income	$4,654	$2,721
Comprehensive income	4,654	2,721
Comprehensive loss attributable to non-controlling interests	(381)	(447)
Comprehensive income attributable to Isramco	$5,035	$3,168

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended March 31,
	2018	2017

Cash Flows From Operating Activities:
Net income	$4,654	$2,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,291	1,504
Bad debt expense	58	-
Accretion expense	230	222
Gain on divestiture	(472)	-
Changes in deferred taxes	-	4
Net unrealized gain on derivative contracts	(1,060)	(133)
Amortization of debt cost	191	201
Changes in components of working capital and other assets and liabilities
Accounts receivable	(1,546)	(1,530)
Prepaid expenses, and other	596	361
Due to related party	(10)	(18)
Inventories	56	123
Accounts payable and accrued expenses	(255)	(165)
Net cash provided by operating activities	3,733	3,290

Cash flows from investing activities:
Addition to property and equipment, net	(2,992)	(230)
Proceeds from sale of oil and gas properties and equipment	454	-
Net cash used in investing activities	(2,538)	(230)

Cash flows from financing activities:
Repayment of long term debt	(2,400)	(2,400)
Borrowings of bank overdraft, net	-	17
Repayments of short - term debt, net	(172)	(223)
Net cash used in financing activities	(2,572)	(2,606)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,377)	454
Cash, cash equivalents, and restricted cash at beginning of period	40,485	33,913
Cash, cash equivalents, and restricted cash at end of period	$39,108	$34,367

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

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three month periods ended March 31, 2018 and 2017 and Isramco’s financial position as of March 31, 2018.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of March 31, 2018. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

Tamar Royalties LLC, a wholly owned subsidiary of Isramco Inc., entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility. See Note 4 for details.

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

Cash, cash equivalents and restricted cash

The Company adopted the FASB accounting standard ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) on January 1, 2018 using a full retrospective approach. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents in reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated statements of cash flows. We believe the adoption of ASU 2016-18 did not have a material impact on the Company’s Consolidated Financial Statements.

The Company considers highly liquid investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. Restricted cash and restricted cash – long term are included with cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows.

Consolidated balance sheets amount included as cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows:

	As of March 31, 2018	As of December 31, 2017

Cash and cash equivalents	$11,886	$30,009
Restricted and designated cash	703	802
Restricted cash – long term	26,519	9,674
Total Current Assets	$39,108	$40,485

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

Gain on divestiture

In February 2018, the Company sold oil and gas property for a net gain of $472,000. The gain consists of $454,000 cash plus $19,000 in relieved asset retirement obligation offset by a net book value of $1,000.

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

Aggregate maturities of contractual obligations at March 31, 2018 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2018	$16,500
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$96,000

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $1,658,000 and $1,707,000 during the three months ended March 31, 2018 and 2017 respectively.

Cash payments for interest were $1,027,000 and $974,000 for the three months ended March 31, 2018 and 2017 respectively.

The consolidated statement of cash flows for the three months ended March 31, 2018 excludes the following non-cash transactions:

●	Increase in property and equipment of $112,000 included in accounts payable.
●	Asset retirement obligation of $19,000 relieved in sale of oil and gas properties.

The consolidated statement of cash flows for the period ended March 31, 2017 excludes the following non-cash transaction:

●	Net refund of advance payment for property and equipment of $38,000 used to reduce accounts payable.

Note 3 – Revenue from Contracts with Customers

Adoption of new revenue recognition and disclosure guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which generally requires an entity to identify performance obligations in its contracts, estimate the amount of consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. Additionally, the standard requires expanded disclosures related to revenue recognition. Subsequent to the issuance of ASU 2014-09, the FASB issued additional guidance to assist entities with implementation efforts, including the issuance of ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), pertaining to the presentation of revenues on a gross basis (revenues presented separately from associated expenses) versus a net basis. This guidance requires an entity to record revenue on a gross basis if it controls a promised good or service before transferring it to a customer, whereas an entity is required to record revenue on a net basis if its role is to arrange for another entity to provide the goods or services to a customer.

The Company adopted the new revenue recognition and presentation guidance on January 1, 2018, using a full retrospective transition approach. We believe that adoption of the new guidance had no cumulative effect impact on the Company’s retained earnings at January 1, 2018.

The new guidance does not have a material impact on the timing of the Company’s revenue recognition or its financial position, results of operations, net income, or cash flows.

Below is a discussion of the nature, timing, and presentation of revenues arising from the Company’s major revenue-generating arrangements:

Oil and Gas sales United Sates – Revenues on sales of oil, natural gas liquids (“NGLs”), gas and purchased oil and gas are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as an index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. As such, the prices of oil, NGLs and gas generally fluctuate based on the relevant market index rates. Sales under the Company’s oil contracts are generally considered performed when the Company sells oil production at the wellhead and receives an agreed-upon index price, net of any price differentials. The Company recognizes revenue when control transfers to the purchaser at the wellhead based on the net price received. Sales under the Company’s gas processing contracts are recognized when the Company delivers gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the gas and remits proceeds to the Company for the resulting sales of NGLs and gas. In many cases, the Company elects to take its NGLs and residue gas in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the products itself. When the Company elects to take-in-kind, it delivers NGLs and gas to a third-party purchaser at a contractually agreed-upon delivery point and receives a specified index price from the purchaser.

Natural Gas sales Israel – We own all ownership units in Tamar Royalties LLC, a Delaware limited liability company. Tamar Royalties LLC owns an overriding royalty interest of 1.5375% before payout / 2.7375% after payout in the Tamar Field (collectively the “Tamar Royalty”) offshore Israel. An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

Natural gas from the Tamar Field is currently sold to the Israel Electric Corporation (“IEC”) and numerous other Israeli purchasers, including independent power producers, cogeneration facilities, local distribution companies and certain industrial companies. Currently, many of the Tamar’s gas purchase and sale agreements provide for sales at a 7 to 15-year term, while some contracts have extension options of up to 2 years. Depending on the specific contract, prices may vary and are based on an initial base price subject to price adjustment provisions, including price indexation and a price floor. The IEC contract provides for price reopeners (sometimes referred to as “price review” clauses) in the eighth and eleventh years of the contract, subject to limits on the amount of increase or decrease from the existing contractual price.

Revenues from natural gas sales in Israel are recognized when control of the product is transferred to a purchaser and payment can reasonably be assured. The Company receives monthly overriding royalty payments from Isramco Negev 2 Limited Partnership, a related party. We generally receive payment two months after the hydrocarbons have been produced. The revenue is recognized in the month that the hydrocarbons are produced.

Production Services – Our production services business earns revenues for well servicing, plugging services, workover and fluid hauling services pursuant to master services agreements based on purchase orders or other contractual arrangements with the client. Production services jobs are generally short-term (less than 30 days) and are charged at current market rates for the labor, equipment and materials necessary to complete the job. Production services jobs are varied in nature, but typically represent a single performance obligation, either for a particular job, a series of distinct jobs, or a period of time during which we stand ready to provide services as our client needs them. Revenue is recognized for these services over time, as the services are performed. We typically bill clients for our production servicing on an hourly basis for the period that the rig/truck is actively working. Generally, the Company accounts for production services as a single performance obligation satisfied over time. Revenue for certain jobs spanning multiple days is recognized over time upon the completion of each day’s work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location and personnel. Additional revenue is generated through labor charges and the sale of consumable supplies that are incidental to the service being performed. Such amounts are recognized ratably over the period during which the corresponding goods and services are consumed.

Disaggregation of revenues (in thousands):

	Three Months Ended March 31,
	2018	2017
Oil and Gas sales
United States	$3,775	$3,950
Israel	7,209	7,114
Production Services	5,763	3,468
Total revenues from contracts with customers	$16,747	$14,532

Performance obligations

The Company satisfies the performance obligations under its crude oil and natural gas sales contracts upon delivery of its production and related transfer of title to customers. Upon delivery of production, the Company has a right to receive consideration from its customers in amounts that correspond with the value of the production transferred.  The Company satisfies the performance obligations under production services arrangements by completing the contracted job, at which time the Company as the right to receive consideration from its customers in agreed upon amounts.

All of the Company’s outstanding production services and crude oil sales contracts at March 31, 2018 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

The majority of the Company’s operated natural gas production is sold at lease locations to midstream customers under multi-year term contracts. For such contracts having a term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14A which indicates an entity is not required to disclose the transaction price allocated to remaining performance obligations, if any, if variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our sales contracts, whether for crude oil or natural gas, each unit of production delivered to a customer represents a separate performance obligation; therefore, future volumes to be delivered are wholly unsatisfied at period-end and disclosure of the transaction price allocated to remaining performance obligations is not applicable.

Contract balances

Under the Company’s crude oil and natural gas sales contracts or arrangements that give rise to service revenues, the Company recognizes revenue after its performance obligations have been satisfied, at which point the Company has an unconditional right to receive payment. Accordingly, the Company’s commodity sales contracts and service arrangements generally do not give rise to contract assets or contract liabilities under ASC Topic 606. Instead, the Company’s unconditional rights to receive consideration are presented as a receivable within “Accounts receivable, net of allowances for doubtful accounts”, in its condensed consolidated balance sheets.

Revenues from previously satisfied performance obligations

To record revenues for commodity sales in the United States and Israel, at the end of each period the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in our consolidated financial statements within the caption “Oil and gas sales”. Revenues recognized during the three months ended March 31, 2018 related to performance obligations satisfied in prior reporting periods were not material.

To record revenues for un-billed production services, at the end of each period the Company estimates the services rendered. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month invoices are created and reflected in our consolidated financial statement with the caption “Production services”. Revenues recognized during the three months ended March 31, 2018 related to performance obligations satisfied in prior reporting periods were not material.

Note 4 - Financial Instruments and Fair Value

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

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 5 “Long-Term Debt and Interest Expense”. Under the terms of this facility, Tamar Royalties, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this facility against fluctuations in LIBOR, with at least thirty seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties and DBAG entered into the IRS Agreement whereby the Company hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

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

As a result of these financial instruments, the Company recorded a net gain from derivative contracts in the amount of $865,000 consisting of $1,060,000 of unrealized gain and $195,000 loss in cash settlements for the three months ended March 31, 2018. The Company recorded a net loss from derivative contracts in the amount of $131,000 consisting of $133,000 of unrealized gain and $264,000 loss in cash settlements for the three months ended March 31, 2017.

Financial Instruments as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

		March 31, 2018		December 31, 2017
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Liabilities:
Interest rate swaps	Level 2	$(47)	$(47)	$(457)	$(457)

LT Assets:
Interest rate swaps	Level 2	837	837	187	187

		$790	$790	$(270)	$(270)

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

Note 5 - Long-Term Debt and Interest Expense

Long-term debt as of March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Bank loan
Principal amount	$96,000	$98,400
Less: unamortized discount and debt costs	(2,768)	(2,959)
Total long-term debt	93,232	95,441
Less: current maturities, net of current unamortized discount	(21,366)	(18,072)

Long-term debt, net of current maturities	$71,866	$77,369

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

So long as any amounts remain outstanding to the Lenders under the DB Facility, Tamar Royalties must, from and after the end of the Availability Period (as defined in the DB Facility), have a Historical Debt Service Coverage Ratio (as defined in the DB Facility) of not less than 1.00:1.00, a Loan Life Coverage Ratio (as defined in the DB Facility) of at least 1.1:1.00, and maintain a Required Reserve Amount (as defined in the DB Facility). The initial Required Reserve Amount was $4,680,000. In addition, Tamar Royalties is required under the DB Facility to hedge against fluctuations in LIBOR as reflected in Note 4 “Financial Instruments and Fair Value”.

On January 2, 2018, the Company made a payment in the amount of $3,427,000 consisting of $2,400,000 and $1,027,000 in principal and interest respectively.

On April 2, 2018, the Company made a payment in the amount of $6,479,000 consisting of $5,400,000 and $1,079,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000. Additionally the lenders retained $2,959,000 in fees. These costs, totaling $4,970,000, are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the three-month period ended March 31, 2018 and 2017 totaled $191,000 and $201,000 respectively.

As of March 31, 2018, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of March 31, 2018 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2017 at which time the remaining balance totaling $299,000 was expensed.

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

On August 18, 2016, as a result of semi-annual borrowing base redetermination the borrowing base under SG Facility was reduced to zero. On February 28, 2017 the SG Facility was terminated.

Short-Term Debt

As of March 31, 2018, and December 31, 2017, outstanding debt from short-term insurance financing agreements totaled $273,000 and $445,000 respectively. During the three months ended March 31, 2018, the Company made cash payments totaling $172,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the three months ended March 31, 2018, and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Current debt, long-term debt and other - banks	$1,217	$1,188

Note 6 - Tamar Field Proceeds

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2017, which disclosure is hereby incorporated herein by reference thereto.

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

During the three months ended March 31, 2018, Tamar Field net sales attributable to Isramco amounted to 1,316,631 Mcf of natural gas and 1,669 Bbl of condensate with prices of $5.43 per Mcf and $58.53 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,209,000. The Israeli Tax Authority withheld $1,658,000 of this revenue.

During the three months ended March 31, 2017, Tamar Field net sales attributable to Isramco amounted to 1,318,916 Mcf of natural gas and 1,749 Bbl of condensate with prices of $5.36 per Mcf and $46.33 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,114,000. The Israeli Tax Authority withheld $1,707,000 of this revenue.

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure.  The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership is approximately forty-five million dollars ($45,000,000) and the counterclaims asserted by the Company have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process.

Note 7 - Segment Information

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

●
Fluid Services.  We own and operate 42 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of March 31, 2018, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2018:
Sales revenues
United States	$3,775	$5,763	$-	$9,538
Israel	7,209	-	-	7,209
Office services and other	776	-	(30)	746

Total revenues and other	11,760	5,763	(30)	17,493

Operating costs and expenses	3,775	5,793	(30)	9,538
Depreciation, depletion, and amortization	470	821	-	1,291
Interest expenses, net	120	1,097	-	1,217
Gain on derivative contracts	(865)	-	-	(865)

Total expenses and other	3,500	7,711	(30)	11,181

Income (loss) before income taxes	$8,260	$(1,948)	$-	$6,312
Net Income (loss)	6,214	(1,560)	-	4,654
Net loss attributable to noncontrolling interests	-	(381)	-	(381)
Net income (loss) attributable to Isramco	6,214	(1,179)	-	5,035
Total Assets	$67,768	$42,950	$-	$110,718
Expenditures for Long-lived Assets	$133	$2,859	$-	$2,992

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2017:
Sales revenues
United States	$3,950	$3,468	$-	$7,418
Israel	7,114	-	-	7,114
Office services and other	298	-	(30)	268

Total revenues and other	11,362	3,468	(30)	14,800

Operating costs and expenses	3,495	4,085	(30)	7,550
Depreciation, depletion, and amortization	765	739	-	1,504
Interest expenses, net	303	885	-	1,188
Loss on derivative contracts	131	-	-	131

Total expenses and other	4,694	5,709	(30)	10,373

Income (loss) before income taxes	$6,668	$(2,241)	$-	$4,427
Net Income (loss)	4,334	(1,613)	-	2,721
Net loss attributable to noncontrolling interests	-	(447)	-	(447)
Net income (loss) attributable to Isramco	4,334	(1,166)	-	3,168
Total Assets	$104,941	$36,517	$-	$141,458
Expenditures for Long-lived Assets	$96	$134	$-	$230

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by reference herein.

As noted above in Note 6 to the Company’s consolidated financial statements, in 2009 two natural gas discoveries known as “Tamar” and “Dalit” were made within the area covered by the Michal and Matan Licenses respectively and are known as the Tamar Field. In December 2009 the Israeli Petroleum Commissioner granted Noble Energy, Inc. (“Noble”) and its partners, Isramco Negev 2-LP, Delek Drilling, Avner Oil & Gas, and Dor Gas (the “Tamar Consortium”), two leases (the “Leases”). The Leases are scheduled to expire in December 2038. The Tamar Field is approximately 95 kilometers off the coast of the Israel in the Israel exclusive economic zone of the Eastern Mediterranean with a water depth of approximately 1,700 meters. On March 31, 2013, the Tamar Field began its initial production of the natural gas.

During the three months ended March 31, 2018, Tamar Field net sales attributable to Isramco amounted to 1,316,631 Mcf of natural gas and 1,669 Bbl of condensate with prices of $5.43 per Mcf and $58.53 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,209,000. The Israeli Tax Authority withheld $1,658,000 of this revenue.

During the three months ended March 31, 2017, Tamar Field net sales attributable to Isramco amounted to 1,318,916 Mcf of natural gas and 1,749 Bbl of condensate with prices of $5.36 per Mcf and $46.33 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,114,000. The Israeli Tax Authority withheld $1,707,000 of this revenue.

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

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure.  The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership is approximately forty-five million dollars ($45,000,000) and the counterclaims asserted by the Company have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process.

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

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2018 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

On May 18, 2015, the Company entered into a term loan credit agreement with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in the amount of $120,000,000 secured by the Company’s interest in the Tamar Field. Interest on the borrowing is variable. The Company entered into interest rate swap agreements in relation to this borrowing. The terms of the agreement and swaps are disclosed in Notes 4 and 5 to the Company’s consolidated financial statements.

During the three months ended March 31, 2018, our cash decreased by $1.4 million. Specifically, the net cash provided by operating activities of $3.7 million and cash received from divestiture of $0.5 million was offset by an investment of $3.0 million in production services equipment and oil and gas properties, $2.4 million in repayments of long term debt, and $0.2 million in repayments of short-term debt.

Debt:

	As of March 31,	As of December 31,
In thousands	2018	2017
Long – term debt net of discount and bank fees	$71,866	$77,369

Current maturities of long-term debt, short-term debt and current portion of discount and debt cost	21,639	18,517
Total debt	$93,505	$95,886

Stockholders’ deficit	$(19,164)	$(23,818)

Debt to capital ratio	126%	133%

As of March 31, 2018, our total debt was $93,505,000 compared to total debt of $95,886,000 at December 31, 2017.

Contractual Obligations

Aggregate maturities of contractual obligations at March 31, 2018 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2018	$16,500
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$96,000

Cash Flow

Our primary source of cash during the three months ended March 31, 2018 was cash flow from operating activities. In the first three months of 2018, cash received from operations was primarily used for investments in production services equipment, oil and gas properties and repayment of short term and long term loans. In the first three months of 2017, cash received from operations and proceeds from sale of oil and gas properties was primarily used for repayment of long-term debt, short-term debt, and investments in equipment.

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows provided by operating activities	$3,733	$3,290
Cash flows used in investing activities	(2,538)	(230)
Cash flows used in financing activities	(2,572)	(2,606)
Net increase (decrease) in cash	$(1,377)	$454

Operating Activities.  During the three months ended March 31, 2018, compared to the same period in 2017, net cash flow provided by operating activities increased by $443,000 to $3,733,000. The increase was primarily attributable to increased revenues from our well services segment.

Investing Activities.  Net cash flows used in investing activities for the three months ended March 31, 2018 and 2017 were $2,538,000 and $230,000, respectively. During the first three months of 2018, the Company invested $133,000 in oil and gas properties and $2,859,000 in production services equipment. The Company also received $454,000 from divestiture of oil and gas assets. During the first three months of 2017, the Company invested $96,000 in oil and gas properties and $134,000 in production services equipment.

Financing Activities.  Net cash flows used in financing activities were $2,572,000 and $2,606,000 for the three months ended March 31, 2018 and 2017, respectively. During the first three months of 2018 the Company made payments on long term debt of $2,400,000, made payments on short term debt in the amount of $172,000. During the first three months of 2018 the Company made payments on long term debt of $2,400,000, made payments on short term debt in the amount of $223,000 and increased bank overdraft in the amount of $17,000.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Selected Data
	Three Months Ended March 31,
	2018	2017
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,775	$3,950
Israel	7,209	7,114
Production Services	5,763	3,468
Gain on divestiture	472	-
Other	274	268
Total revenues and other	17,493	14,800

Cost and expenses	10,829	9,054
Other expenses	352	1,319
Income tax expense	1,658	1,706
Net income attributable to common shareholders	4,654	2,721
Net loss attributable to non-controlling interests	(381)	(447)
Net income attributable to Isramco	5,035	3,168
Earnings per common share – basic	$1.85	$1.17
Earnings per common share – diluted	$1.85	$1.17

Weighted average number of shares outstanding- basic	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$7,991	$7,208
Sales volumes United States (MBOE)	100	122
Sales volumes Israel (MBOE)	221	222

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$18.32	$14.05
General and administrative (oil and gas production segment)	$11.82	$8.74
Depletion	$4.69	$6.27

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

Financial Results

Net income in the first quarter of 2018 was $5,035,000 or $1.85 per share. This compares to net income in the first quarter of 2017 of $3,168,000 or $1.17 per share.

This increase in income was primarily due to a gain on derivative contracts of $865,000 compared to a loss on derivative contracts for the first quarter of 2017 of $131,000, a gain on divestiture of $472,000, and an increase in revenues from production services.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended March 31, 2018, Tamar Field net sales attributable to Isramco amounted to 1,316,631 Mcf of natural gas and 1,669 Bbl of condensate with prices of $5.43 per Mcf and $58.53 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,209,000. The Israeli Tax Authority withheld $1,658,000 of this revenue.

During the three months ended March 31, 2017, Tamar Field net sales attributable to Isramco amounted to 1,318,916 Mcf of natural gas and 1,749 Bbl of condensate with prices of $5.36 per Mcf and $46.33 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,114,000. The Israeli Tax Authority withheld $1,707,000 of this revenue.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2018	2017	Δ vs. 2017
Gas sales	$750	$1,097	(32)%
Oil sales	2,670	2,447	9
Natural gas liquid sales	355	406	(13)
Total	$3,775	$3,950	(4)%

The Company’s sales revenues from United States based oil and gas operations for the first quarter of 2018 decreased by 4% when compared to same period in 2017 due to a decrease in production volumes for crude oil, natural gas, and NGLs. This decrease was partially offset by higher prices for crude oil and NGLs in the United States.

Volumes and Average Prices

	Three Months Ended March 31,
	2018	2017	Δ vs. 2017
Natural Gas
Sales volumes Mmcf	262.4	332.5	(21)%
Average Price per Mcf	$2.86	$3.30	(13)
Total gas sales revenues (thousands)	$750	$1,097	(32)%

Crude Oil
Sales volumes MBbl	43.0	49.1	(12)%
Average Price per Bbl	$62.06	$49.80	25
Total oil sales revenues (thousands)	$2,670	$2,447	9%

Natural gas liquids
Sales volumes MBbl	13.5	17.4	(22)%
Average Price per Bbl	$26.22	$23.32	12
Total natural gas liquids sales revenues (thousands)	$355	$406	(13)%

In the United States the Company’s natural gas sales volumes decreased by 21%, crude oil sales volumes decreased by 12%, and natural gas liquids sales volumes decreased by 22% for the first quarter of 2018 compared to the same period of 2017.

The Company’s average natural gas price received for the first quarter of 2018 decreased by 13%, or $0.44 per Mcf, when compared to the same period of 2017. The Company’s average crude oil price for the first quarter of 2018 increased by 25%, or $12.26 per Bbl, when compared to the same period of 2017. Our average natural gas liquids price for the first quarter of 2018 increased by 12%, or $2.90 per Bbl, when compared to the same period of 2017.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended March 31, 2018 compared to the same period of 2017.

In thousands	Natural Gas	Oil	Natural gas liquids
2017 sales revenues	$1,097	$2,447	$406
Changes associated with sales volumes	(231)	(305)	(90)
Changes in prices	(116)	528	39
2018 sales revenues	$750	$2,670	$355

Operating Expenses (excluding production services segment)

	Three Months Ended March 31,
In thousands except percentages	2018	2017	Δ vs. 2017
Lease operating expense, transportation and taxes	$2,300	$2,186	5%
Depreciation, depletion and amortization of oil and gas properties	470	765	(39)
Accretion expense	230	222	4
Loss (gain) from plugging and abandonment of wells	58	22	164
General and administrative	1,186	1,066	11
	$4,244	$4,261	(0.4)%

During the three months ended March 31, 2018, our operating expenses decreased by 0.4% when compared to the same period of 2017 due to the following factors:

•
Lease operating expense, transportation cost and taxes increased by 5%, or $114,000, in 2018 when compared to 2017 primarily due to increased repair work with increased economics. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $4.27 per MBOE to $18.32 per MBOE in 2018 from $14.05 per MBOE in 2017.

•
Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased 39% in the first three months of 2018 as compared to the same period in 2017 as a result of a lower depletable base and lower production.

•	General and administrative expenses increased by 11% or $120,000, in 2018 when compared to 2017 as a result of increased professional fees, legal fees and wages.

Production Services Segment

	Three Months Ended March 31,
In thousands except percentages	2018	2017	Δ vs. 2017
Production Services	$5,763	$3,468	66%
Operating expenses	5,585	3,942	42
Depreciation	821	739	11
General and administrative	209	142	47
Operating loss	$(852)	$(1,355)	(37)%

•
Our sales revenues from production services operations for the first quarter of 2018 increased by 66% or $2,295,000 when compared to same period in 2017 as a result of the increased demand for our services and related expansion in the market.

•
Operating expenses from production services operations for the first quarter of 2018 increased by 42% or $1,643,000 when compared to the same period in 2017 as a result increased operations and related payroll.

•
Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first quarter of 2018 totaled $821,000, an increase of $82,000 compared to the same period in 2017. This increase in depreciation is primarily a result of additional equipment purchases.

•
General and administrative expenses from production services operations for the first quarter of 2018 totaled $209,000, an increase of $67,000 compared to the same period in 2017 which was primarily related to increased legal fees and an increase in bad debt expense.

Other expenses

	Three Months Ended March 31,
In thousands except percentages	2018	2017	Δ vs. 2017
Interest expense, net	$1,217	$1,188	2%
Loss (gain) on interest rate swap	(865)	131	(760)
	$352	$1,319	(73)%

Interest expense.  Isramco’s interest expense increased by 2%, or $29,000, for the three months ended March 31, 2018 compared to the same period of 2017. This increase was primarily due to a higher interest rate during the first quarter of 2018 compared to 2017, which was partially offset by lower outstanding principal for the period.

Unrealized loss on interest rate swaps. For the first quarter of 2018 we recorded a gain as a result of changes in fair value of the derivative in the amount of $865,000, comprised of a cash settlement loss of $195,000 and gain of $1,060,000 as a result of changes in the fair value. In the first quarter of 2018 we recorded a loss as a result of changes in fair value of the derivative in the amount of $131,000, comprised of a cash settlement loss of $264,000 and gain of $133,000 as a result of changes in the fair value.

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

	Three Months Ended March 31,
In thousands except percentages	2018	2017
Income from operations before income taxes	$6,312	$4,427
Depreciation, depletion and amortization expense	1,291	1,504
Unrealized gain on interest rate swap	(1,060)	(133)
Interest expense	1,217	1,188
Accretion expense	230	222
Consolidated Adjusted EBITDAX	$7,990	$7,208

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure.  The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership is approximately forty-five million dollars ($45,000,000) and the counterclaims asserted by the Company have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process. On February 26, 2017, Isramco Negev 2 Limited Partnership reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. As noted above, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter occurred on August 13, 2017. On February 25, 2018, the Company submitted as Statement of Claim outlining the Company’s position with regard to the matter. Accordingly, the case is still in its early stages. The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

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

ISRAMCO, INC

Date: MAY 10, 2018	By:	/s/ HAIM TSUFF
HAIM TSUFF
CO-CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: MAY 10, 2018	By:	/s/ EDY FRANCIS
EDY FRANCIS
CO-CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: MAY 10, 2018	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)