Form 10-Q
period 2018-06-30
ISRAMCO INC
filed 2018-08-09
CIK 719209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC

(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

1001 West Loop South, Suite 750, HOUSTON, TX 77027

 (Address of Principal Executive Offices)

713-621-5946

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐No ☒

As of August 10, 2018, Isramco, Inc, had 2,717,648 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

 (Unaudited)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$6,984	$30,009
Accounts receivable, net of allowances for doubtful accounts of $2,117 and $2,431	19,237	12,549
Restricted and designated cash	703	802
Inventories	421	475
Derivative asset	178	-
Prepaid expenses and other	1,528	2,711
Total Current Assets	29,051	46,546

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	244,114	243,812
Advanced payment for equipment	462	564
Production service equipment and other equipment and property	63,911	59,108
Total Property and Equipment	308,487	303,484
Accumulated depreciation, depletion, amortization and impairment	(254,031)	(251,355)
Net Property and Equipment	54,456	52,129

Derivative asset	1,019	187
Restricted cash – long term	25,448	9,674
Investments	261	261
Total Assets	$110,235	$108,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$13,523	$13,515
Short term debt and current maturities of long-term debt, net of discount of $799 and $828	21,601	18,517
Payables due to related party	50	60
Accrued interest	1,146	1,027
Derivative liability	-	457
Total Current Liabilities	36,320	33,576

Long term debt, net of discount of $1,749 and $2,131	66,651	77,369

Other Long-term Liabilities:
Asset retirement obligations	22,045	21,670
Total Liabilities	125,016	132,615

Commitments and contingencies

Shareholders’ Deficit:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,915 shares; outstanding 2,717,648 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(31,227)	(40,970)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. Shareholders’ Deficit	(7,511)	(17,254)
Non controlling interest	(7,270)	(6,564)
Total Deficit	(14,781)	(23,818)
Total Liabilities and Shareholders’ Deficit	$110,235	$108,797

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Revenues and other
Oil and gas sales	$11,783	$10,733	$22,767	$21,797
Production services	7,927	4,689	13,690	8,157
Office services	131	142	267	279
Gain on divestiture	-	2,678	472	2,678
Other	151	137	289	268
Total revenues and other	19,992	18,379	37,485	33,179

Operating expenses
Lease operating expense, transportation and taxes	2,360	2,296	4,660	4,482
Depreciation, depletion and amortization	1,455	1,436	2,746	2,940
Accretion expense	228	226	458	448
Production services	7,360	4,831	12,945	8,773
Loss from plug and abandonment	154	4	212	26
General and administrative	1,205	1,210	2,570	2,388
Total operating expenses	12,762	10,003	23,591	19,057
Operating income	7,230	8,376	13,894	14,122

Other expenses
Interest expense, net	1,333	1,207	2,550	2,395
Loss (gain) from derivative contracts, net	(283)	421	(1,148)	552
Capital loss	11	-	11	-
Total other expenses	1,061	1,628	1,413	2,947

Income before income taxes	6,169	6,748	12,481	11,175
Income tax expense	(1,786)	(2,496)	(3,444)	(4,202)

Net income	$4,383	$4,252	$9,037	$6,973
Net loss attributable to non-controlling interests	(325)	(384)	(706)	(831)
Net income attributable to Isramco	$4,708	$4,636	$9,743	$7,804

Earnings per share – basic:	$1.73	$1.71	$3.59	$2.87

Earnings per share – diluted:	$1.73	$1.71	$3.59	$2.87

Weighted average number of shares outstanding basic:	2,717,648	2,717,648	2,717,648	2,717,648
Weighted average number of shares outstanding diluted:	2,717,648	2,717,648	2,717,648	2,717,648

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$4,383	$4,252	$9,037	$6,973
Comprehensive income	4,383	4,252	9,037	6,973
Comprehensive loss attributable to non-controlling interests	(325)	(384)	(706)	(831)
Comprehensive Income attributable to Isramco	$4,708	$4,636	$9,743	$7,804

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months Ended June 30,
	2018	2017

Cash Flows From Operating Activities:
Net income	$9,037	$6,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	2,746	2,940
Bad debt expense	58	-
Accretion expense	458	448
Gain on divestiture	(472)	(2,678)
Changes in deferred taxes	-	778
Net unrealized (gain) loss on derivative contracts	(1,467)	50
Loss on sale of equipment and other	11	-
Amortization of debt cost	411	400
Changes in components of working capital and other assets and liabilities
Accounts receivable	(6,746)	(2,966)
Prepaid expenses, other receivables and other current assets	1,183	736
Due to related party	(10)	12
Inventories	54	143
Accounts payable and accrued expenses	(104)	918
Net cash provided by operating activities	5,159	7,754

Cash flows from investing activities:
Addition to property and equipment, net	(4,919)	(566)
Proceeds from sale of oil and gas properties and equipment	455	2,680
Net cash provided by (used in) investing activities	(4,464)	2,114

Cash flows from financing activities:
Repayments of long term debt	(7,800)	(4,800)
Bank overdraft, net	98	-
Repayments of short - term debt, net	(343)	(446)
Net cash used in financing activities	(8,045)	(5,246)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,350)	4,622
Cash, cash equivalents, and restricted cash at beginning of period	40,485	33,913
Cash, cash equivalents, and restricted cash at end of period	$33,135	$38,535

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the six-month periods ended June 30, 2018 and 2017 and Isramco’s financial position as of June 30, 2018.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of June 30, 2018. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

Consolidated balance sheets amount included as cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows:

	As of June 30, 2018	As of December 31, 2017

Cash and cash equivalents	$6,984	$30,009
Restricted and designated cash	703	802
Restricted cash – long term	25,448	9,674
Total Current Assets	$33,135	$40,485

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

Gain on divestiture

In February 2018, the Company sold an oil and gas property for a net gain of $472,000. The gain consists of $454,000 cash plus $19,000 in relieved asset retirement obligation, offset by a net book value of $1,000.

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

Aggregate maturities of contractual obligations at June 30, 2018 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2018	$11,100
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$90,600

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $3,444,000 and $3,430,000 during the six months ended June 30, 2018 and 2017 respectively.

Cash payments for interest were $2,106,000 and $1,964,000 for the six-month periods ended June 30, 2018 and 2017 respectively.

The consolidated statement of cash flows for the six-month period ended June 30, 2018 excludes the following non-cash transactions:

●	Increase in property and equipment of $165,000 included in accounts payable.
●	Asset retirement obligation relieved of $19,000 due to sale of oil and gas properties.

The consolidated statement of cash flows for the six-month period ended June 30, 2017 excludes the following non-cash transactions:

●	Net refund of advance payment for property and equipment of $38,000 used to reduce accounts payable.
●	Increase in property and equipment of $27,000 due to additional asset retirement obligation.
●	Asset retirement obligation relieved of $18,000 due to sale of oil and gas properties.

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

Natural Gas Sales Israel – We own all ownership units in Tamar Royalties LLC, a Delaware limited liability company. Tamar Royalties LLC owns an overriding royalty interest of 1.5375% before payout and increasing to 2.7375% after payout in the Tamar Field (collectively the “Tamar Royalty”) offshore Israel. An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

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

Production Services – Our production services business earns revenues for well servicing, plugging and abandonment services, workover and fluid hauling services pursuant to master service agreements based on purchase orders or other contractual arrangements with the client. Production services jobs are generally short-term (less than 30 days) and are charged at current market rates for the labor, equipment and materials necessary to complete the job. Production services jobs are varied in nature, but typically represent a single performance obligation, either for a particular job, a series of distinct jobs, or a period of time during which we stand ready to provide services as our client needs them. Revenue is recognized for these services over time, as the services are performed. We typically bill clients for our production servicing on an hourly basis for the period that the rig or truck is actively working. Generally, the Company accounts for production services as a single performance obligation satisfied over time. Revenue for certain jobs spanning multiple days is recognized over time upon the completion of each day’s work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location and personnel. Additional revenue is generated through labor charges and the sale of consumable supplies that are incidental to the service being performed. Such amounts are recognized ratably over the period during which the corresponding goods and services are consumed.

Disaggregation of revenues (in thousands):

	Six Months Ended June 30,
	2018	2017
Oil and Gas sales
United States	$7,793	$7,503
Israel	14,974	14,294
Production Services	13,690	8,157
Total revenues from contracts with customers	$36,457	$29,954

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

All of the Company’s outstanding production services and crude oil sales contracts at June 30, 2018 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Revenues from previously satisfied performance obligations

To record revenues for commodity sales in the United States and Israel, at the end of each period the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in our consolidated financial statements within the caption “Oil and gas sales”. Revenues recognized during the six months ended June 30, 2018 related to performance obligations satisfied in prior reporting periods were not material.

To record revenues for un-billed production services, at the end of each period the Company estimates the services rendered. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month invoices are created and reflected in our consolidated financial statement with the caption “Production services”. Revenues recognized during the six months ended June 30, 2018 related to performance obligations satisfied in prior reporting periods were not material.

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

As a result of these financial instruments, the Company recorded a net gain from derivative contracts in the amount of $1,148,000 consisting of $1,467,000 of unrealized gain and $319,000 loss in cash settlements for the six months ended June 30, 2018. The Company recorded a net loss from derivative contracts in the amount of $552,000 consisting of $50,000 of unrealized loss and $502,000 loss in cash settlements for the six months ended June 30, 2017.

Financial Instruments as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

		June 30, 2018		December 31, 2017
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Assets/Liabilities:
Interest rate swaps	Level 2	$178	$178	$(457)	$(457)

LT Assets:
Interest rate swaps	Level 2	1,019	1,019	187	187

		$1,197	$1,197	$(270)	$(270)

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

Note 5 - Long-Term Debt and Interest Expense

Long-term debt as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Bank loan
Principal amount	$90,600	$98,400
Less: unamortized discount and debt costs	(2,548)	(2,959)
Total long-term debt	88,052	95,441
Less: current maturities, net of current unamortized discount	(21,401)	(18,072)

Long-term debt, net of current maturities	$66,651	$77,369

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

On July 2, 2018, the Company made a payment in the amount of $6,546,000 consisting of $5,400,000 and $1,146,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000. Additionally the lenders retained $2,959,000 in fees. These costs, totaling $4,970,000, are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the six-month period ended June 30, 2018 and 2017 totaled $411,000 and $400,000 respectively.

As of June 30, 2018, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

Short-Term Debt

As of June 30, 2018 and December 31, 2017 outstanding debt from short-term insurance financing agreements totaled $102,000 and $445,000 respectively. Bank overdraft totaled $98,000 and $0 as of June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, the Company made cash payments totaling $343,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the six months ended June 30, 2018, and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Current debt, long-term debt and other - banks	$2,550	$2,395

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

During the six months ended June 30, 2018, Tamar Field net sales attributable to Isramco amounted to 2,730,748 Mcf of natural gas and 3,492 Bbl of condensate with prices of $5.43 per Mcf and $63.25 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,974,000. The Israeli Tax Authority withheld $3,444,000 of this revenue which is recognized as a future tax credit.

During the six months ended June 30, 2017, Tamar Field net sales attributable to Isramco amounted to 2,658,183 Mcf of natural gas and 3,471 Bbl of condensate with prices of $5.34 per Mcf and $43.29 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,294,000. The Israeli Tax Authority withheld $3,430,000 of this revenue which is recognized as a future tax credit.

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

●

Fluid Services. We own and operate 57 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

●

Plugging & Abandonment Services. Production servicing rigs are also used in the process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Many well operators bid for this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by us or by other service companies.

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of June 30, 2018, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2018:
Sales revenues
United States	$4,018	$7,927	$-	$11,945
Israel	7,765	-	-	7,765
Intersegment revenues	-	88	(88)	-
Office services and other	312	-	(30)	282

Total revenues and other	12,095	8,015	(118)	19,992

Operating costs and expenses	3,860	7,565	(118)	11,307
Depreciation, depletion, and amortization	537	918	-	1,455
Interest expenses, net	114	1,219	-	1,333
Gain on derivative contracts	(283)	-	-	(283)
Other income, net	11	-	-	11

Total expenses and other	4,239	9,702	(118)	13,823

Income (loss) before income taxes	$7,856	$(1,687)	$-	$6,169
Net Income (loss)	5,693	(1,310)	-	4,383
Net loss attributable to noncontrolling interests	-	(325)	-	(325)
Net income (loss) attributable to Isramco	5,693	(985)	-	4,708
Total Assets	$61,997	$48,238	$-	$110,235
Expenditures for Long-lived Assets	$108	$1,819	$-	$1,927

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2017:
Sales revenues
United States	$3,553	$4,689	$-	$8,242
Israel	7,180	-	-	7,180
Gain on divestiture, office services and other	2,987	-	(30)	2,957

Total revenues and other	13,720	4,689	(30)	18,379

Operating costs and expenses	3,626	4,971	(30)	8,567
Depreciation, depletion, and amortization	695	741	-	1,436
Interest expenses, net	290	917	-	1,207
Loss on derivative contracts	421	-	-	421

Total expenses and other	5,032	6,629	(30)	11,631

Income (loss) before income taxes	$8,688	$(1,940)	$-	$6,748
Net Income (loss)	5,648	(1,396)	-	4,252
Net loss attributable to noncontrolling interests	-	(384)	-	(384)
Net income (loss) attributable to Isramco	5,648	(1,012)	-	4,636
Total Assets	$107,203	$37,779	$-	$144,982
Expenditures for Long-lived Assets	$87	$249	$-	$336

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Six Months Ended June 30, 2018:
Sales revenues
United States	$7,793	$13,690	$-	$21,483
Israel	14,974	-	-	14,974
Intersegment revenues	-	88	(88)	-
Gain on divestiture, office services and other	1,088	-	(60)	1,028

Total revenues and other	23,855	13,778	(148)	37,485

Operating costs and expenses	7,635	13,358	(148)	20,845
Depreciation, depletion, and amortization	1,007	1,739	-	2,746
Interest expenses, net	234	2,316	-	2,550
Gain on derivative contracts	(1,148)	-	-	(1,148)
Other income, net	11	-	-	11

Total expenses and other	7,739	17,413	(148)	25,004

Income (loss) before income taxes	$16,116	$(3,635)	$-	$12,481
Net Income (loss)	11,907	(2,870)	-	9,037
Net loss attributable to noncontrolling interests	-	(706)	-	(706)
Net income (loss) attributable to Isramco	11,907	(2,164)	-	9,743
Total Assets	$61,997	$48,238	$-	$110,235
Expenditures for Long-lived Assets	$241	$4,678	$-	$4,919

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Six Months Ended June 30, 2017:
Sales revenues
United States	$7,503	$8,157	$-	$15,660
Israel	14,294	-	-	14,294
Gain on divestiture, office services and other	3,285	-	(60)	3,225

Total revenues and other	25,082	8,157	(60)	33,179

Operating costs and expenses	7,121	9,056	(60)	16,117
Depreciation, depletion, and amortization	1,460	1,480	-	2,940
Interest expenses, net	593	1,802	-	2,395
Loss on derivative contracts	552	-	-	552

Total expenses and other	9,726	12,338	(60)	22,004

Income (loss) before income taxes	$15,356	$(4,181)	$-	$11,175
Net Income (loss)	9,982	(3,009)	-	6,973
Net loss attributable to noncontrolling interests	-	(831)	-	(831)
Net income (loss) attributable to Isramco	9,982	(2,178)	-	7,804
Total Assets	$107,203	$37,779	$-	$144,982
Expenditures for Long-lived Assets	$183	$383	$-	$566

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

During the six months ended June 30, 2018, Tamar Field net sales attributable to Isramco amounted to 2,730,748 Mcf of natural gas and 3,492 Bbl of condensate with prices of $5.43 per Mcf and $63.25 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,974,000. The Israeli Tax Authority withheld $3,444,000 of this revenue which is recognized as a future tax credit.

During the six months ended June 30, 2017, Tamar Field net sales attributable to Isramco amounted to 2,658,183 Mcf of natural gas and 3,471 Bbl of condensate with prices of $5.34 per Mcf and $43.29 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,294,000. The Israeli Tax Authority withheld $3,430,000 of this revenue which is recognized as a future tax credit.

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

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2018 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

During the six months ended June 30, 2018, our cash decreased by $7.4 million. Specifically, the net cash provided by operating activities of $5.1 million and proceeds from sale of oil and gas properties of $0.5 million was offset by an investment of $4.9 million in production services equipment and oil and gas properties, $7.8 million in repayments of long term debt, and $0.3 million in repayments of short-term debt.

Debt:

	As of June 30,	As of December 31,
In thousands	2018	2017
Long – term debt net of discount and bank fees	$66,651	$77,369

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	21,601	18,517
Total debt	$88,252	$95,886

Stockholders’ equity	$(14,783)	$(23,818)

Debt to capital ratio	120%	133%

As of June 30, 2018, our total debt was $88,252,000, compared to total debt of $95,886,000 at December 31, 2017.

Contractual Obligations

Aggregate maturities of contractual obligations at June 30, 2018 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2018	$11,100
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$90,600

Cash Flow

Our primary source of cash during the six months ended June 30, 2018 was cash flow from operating activities. In the first six months of 2018, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, and repayment of short term and long term loans. In the first six months of 2018, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, and repayment of short term and long term loans.

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

	Six months Ended June 30,
	2018	2017
	(In thousands)
Cash flows provided by operating activities	$5,159	$7,754
Cash flows provided by (used in) investing activities	(4,464)	2,114
Cash flows used in financing activities	(8,045)	(5,246)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,350)	$4,622

Operating Activities.  During the six months ended June 30, 2018, compared to the same period in 2017, net cash flow provided by operating activities decreased by $2,595,000 to $5,159,000. The decrease was primarily attributable to a reduction in gain on divestiture and increase in working capital for the six months ended June 30, 2018 as compared to 2017. These decreases in cash from operating activities were partially offset by increased revenues from our oil and gas exploration and production segment.

Investing Activities.  Net cash flows (used in) provided by investing activities for the six months ended June 30, 2018 and 2017 were ($4,464,000) and $2,114,000, respectively. During the first six months of 2018, the Company invested $4,919,000, consisting of $241,000 for oil and gas properties and $4,678,000 in production services equipment. The Company also received cash proceeds of $455,000 from divestiture of oil and gas properties and sale of equipment. During the first six months of 2017, the Company invested $566,000, consisting of $183,000 for oil and gas properties and $383,000 in production services equipment. The Company also received cash proceeds of $2,680,000 from divestiture of oil and gas properties.

Financing Activities.  Net cash flows used in financing activities were $8,045,000 and $5,246,000 for the six months ended June 30, 2018 and 2017, respectively. During the first six months of 2018 the Company made payments on long term debt of $7,800,000, made payments on short term debt in the amount of $343,000, and increased bank overdraft by $98,000. During the first six months of 2017 the Company made payments on long term debt of $4,800,000, made payments on short term debt in the amount of $446,000.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2018

Selected Data
	Three Months Ended June 30,
	2018	2017
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$4,018	$3,553
Israel	7,765	7,180
Production Services	7,927	4,689
Gain on divestiture	-	2,678
Other	282	279
Total revenues and other	19,992	18,379

Cost and expenses	12,762	10,003
Other expenses	1,061	1,628
Income tax expense	1,786	2,496
Net income attributable to common shareholders	4,383	4,252
Net loss attributable to non-controlling interests	(325)	(384)
Net income attributable to Isramco	4,708	4,636
Earnings per common share – basic	$1.73	$1.71
Earnings per common share – diluted	$1.73	$1.71

Weighted average number of shares outstanding- basic	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$8,777	$9,800
Sales volumes United States (MBOE)	108	124
Sales volumes Israel (MBOE)	238	225

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$17.86	$14.38
General and administrative (oil and gas production segment)	$10.36	$8.88
Depletion	$4.97	$5.61

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

Financial Results

Net income in the second quarter of 2018 was $4,708,000 or $1.73 per share. This compares to net income in the second quarter of 2017, which was $4,636,000 or $1.71 per share.

The net income has remained in a similar level compared to previous year primarily due to a decrease in gain on divestiture which was $0 in the second quarter of 2018 as compared to $2,678,000 in the second quarter of 2017 which was offset by increased revenues primarily from our production segment that were offset by increased expenses in the second quarter of 2018.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended June 30, 2018 the Tamar Field net sales applicable to Isramco amounted to 1,414,117 Mcf of natural gas and 1,823 Bbl of condensate with prices of $5.43 per Mcf and $67.57 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,765,000.

During the three months ended June 30, 2017 the Tamar Field net sales applicable to Isramco amounted to 1,339,267 Mcf of natural gas and 1,722 Bbl of condensate with prices of $5.33 per Mcf and $40.19 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,180,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2018	2017	D vs. 2017
Gas sales	$689	$963	(28)%
Oil sales	2,941	2,262	30
Natural gas liquid sales	388	328	18
Total	$4,018	$3,553	13%

The Company’s sales revenues from U.S. based oil and gas operations for the second quarter of 2018 increased by 13% when compared to same period in 2017 due to higher prices received for oil and NGLs, partially offset by lower volumes produced of crude oil, natural gas, and NGLs and lower prices for natural gas.

Volumes and Average Prices

	Three Months Ended June 30,
	2018	2017	D vs. 2017
Natural Gas
Sales volumes Mmcf	284.5	346.9	(18)%
Average Price per Mcf	$2.42	$2.78	(13)
Total gas sales revenues (thousands)	$689	$963	(28)%

Crude Oil
Sales volumes MBbl	45.6	49.4	(8)%
Average Price per Bbl	$64.49	$45.77	41
Total oil sales revenues (thousands)	$2,941	$2,262	30%

Natural gas liquids
Sales volumes MBbl	15.1	16.7	(10)%
Average Price per Bbl	$25.64	$19.60	31
Total natural gas liquids sales revenues (thousands)	$388	$328	19%

In the United States the Company’s natural gas sales volumes decreased by 18%, crude oil sales volumes decreased by 8%, and natural gas liquids sales volumes decreased by 10% for the second quarter of 2018 compared to the same period of 2017.

The Company’s average natural gas price received for the second quarter of 2018 decreased by 13%, or $0.36 per Mcf, when compared to the same period of 2017. The Company’s average crude oil price for the second quarter of 2018 increased by 41%, or $18.72 per Bbl, when compared to the same period of 2017. Our average natural gas liquids price for the second quarter of 2018 increased by 31%, or $6.04 per Bbl, when compared to the same period of 2017.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended June 30, 2018 compared to the same period of 2017.

In thousands	Natural Gas	Oil	Natural gas liquids
2017 sales revenues	$963	$2,262	$328
Changes associated with sales volumes	(173)	(175)	(31)
Changes in prices	(101)	854	91
2018 sales revenues	$689	$2,941	$388

Operating Expenses (excluding production services segment)

	Three Months Ended June 30,
In thousands except percentages	2018	2017	D vs. 2017
Lease operating expense, transportation and taxes	$2,360	$2,296	3%
Depreciation, depletion and amortization of oil and gas properties	537	695	(23)
Accretion expense	228	226	1
Loss from plugging and abandonment of wells	154	4	NM
General and administrative	1,120	1,101	2
	$4,399	$4,322	2%

During the three months ended June 30, 2018, our operating expenses increased by 2% when compared to the same period of 2017 due to the following factors:

●

Lease operating expense, transportation cost and taxes increased by 3%, or $64,000, in 2018 when compared to 2017. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $3.48 per MBOE to $17.86 per MBOE in 2018 from $14.38 per MBOE in 2017.

●

Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 23%, or $158,000 in 2018 when compared to 2017 primarily due to lower production and a lower depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $0.64 per MBOE to $4.97 per MBOE in 2018 from $5.91 per BOE in 2017.

●	The increase in general and administrative expenses was primarily due to increase in professional fees.

Production Services Segment

	Three Months Ended June 30,
In thousands except percentages	2018	2017	D vs. 2017
Production Services*	$8,015	$4,689	71%
Operating expenses*	7,448	4,831	54
Depreciation	918	741	24
General and administrative*	115	139	(17)
Operating loss	$(466)	$(1,022)	(54)%
*Includes intersegment revenues and expenses.

●

Our sales revenues from production services operations for the second quarter of 2018 increased by 71% or $3,238,000 when compared to same period in 2017 as a result of the increased demand for our services and related expansion in the market.

●

Operating expenses from production services operations for the second quarter of 2018 increased by 54% or $2,617,000 when compared to the same period in 2017 as a result increased operations and related payroll.

●

Production service equipment depreciation – the amounts represent depreciation of production service rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the second quarter of 2018 totaled $918,000, an increase of $177,000 compared to the same period in 2017. This increase in depreciation is primarily a result of additional equipment purchases.

●

General and administrative expenses from production services operations for the second quarter of 2018 totaled $115,000, a decrease of $24,000 compared to the same period in 2017 as a result of decreased legal fees and allowance for bad debt.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2018	2017	D vs. 2017
Interest expense, net	$1,333	$1,207	10%
Loss (gain) on interest rate swap	(283)	421	167
	$1,050	$1,628	(36)%

Interest expense.  Isramco’s interest expense increased by 10%, or $126,000, for the three months ended June 30, 2018 compared to the same period of 2017. This increase was primarily due to a higher interest rate during the first quarter of 2018 compared to 2017, which was partially offset by lower outstanding principal for the period.

Unrealized loss on interest rate swaps. For the second quarter of 2018 we recorded a gain as a result of changes in fair value of the derivative in the amount of $283,000, comprised of a cash settlement loss of $125,000 and gain of $408,000 as a result of changes in the fair value. For the second quarter of 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $421,000 comprised of a cash settlement loss of $238,000 and a loss of $183,000 as a result of change s in fair value.

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

	Three Months Ended June 30,
In thousands except percentages	2018	2017
Income from operations before income taxes	$6,169	$6,748
Depreciation, depletion and amortization expense	1,455	1,436
Interest expense	1,333	1,207
Unrealized loss on interest rate swap	(408)	183
Accretion expense	228	226
Consolidated Adjusted EBITDAX	$8,777	$9,800

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Selected Data
	Six Months Ended June 30,
	2018	2017
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$7,793	$7,503
Israel	14,974	14,294
Production Services	13,690	8,157
Gain on divestiture	472	2,678
Other	556	547
Total revenues and other	37,485	33,179

Cost and expenses	23,591	19,057
Other expenses	1,413	2,947
Income tax expense	3,444	4,202
Net income attributable to common shareholders	9,037	6,973
Net loss attributable to non-controlling interests	(706)	(831)
Net income attributable to Isramco	9,743	7,804
Earnings per common share – basic	$3.59	$2.87
Earnings per common share – diluted	$3.59	$2.87

Weighted average number of shares outstanding- basic	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$16,768	$17,008
Sales volumes United States (MBOE)	208	246
Sales volumes Israel (MBOE)	459	447

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$18.09	$14.22
General and administrative (oil and gas production segment)	$11.06	$8.81
Depletion	$4.83	$5.94

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

Financial Results

Net income in the six months ended June 2018 was $9,743,000 or $3.59 per share. This compares to net income of $7,804,000 or $2.87 per share, for the same period of 2017.

This increase was triggered by increased revenues from our production services segment, Tamar field proceeds, our oil and gas revenues from exploration and production segment and a gain from our hedging activity. This increase was partially offset by decreased gain on divestiture, lower production volumes in the United States and increased operating expenses

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the six months ended June 30, 2018, Tamar Field net sales attributable to Isramco amounted to 2,730,748 Mcf of natural gas and 3,492 Bbl of condensate with prices of $5.43 per Mcf and $63.25 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,974,000. The Israeli Tax Authority withheld $3,444,000 of this revenue which is recognized as a future tax credit, an asset on the Company’s consolidated balance sheets.

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

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2018	2017	D vs. 2017
Gas sales	$1,439	$2,060	(30)%
Oil sales	5,610	4,708	19
Natural gas liquid sales	744	735	1
Total	$7,793	$7,503	4%

The Company’s sales revenues from United States based oil and gas operations for the six month period ending June 30, 2018 increased by 4% when compared to same period in 2017 due to higher prices received for oil and NGLs partially offset by lower production volumes of oil, natural gas, and NGLs coupled with lower prices received for natural gas.

Volumes and Average Prices

	Six Months Ended June 30,
	2018	2017	D vs. 2017
Natural Gas
Sales volumes Mmcf	547	679	(19)%
Average Price per Mcf	$2.63	$3.03	(13)
Total gas sales revenues (thousands)	$1,439	$2,060	(30)%

Crude Oil
Sales volumes MBbl	89	99	(10)%
Average Price per Bbl	$63.30	$47.76	33
Total oil sales revenues (thousands)	$5,610	$4,708	19%

Natural gas liquids
Sales volumes MBbl	29	34	(15)%
Average Price per Bbl	$25.95	$21.53	21
Total natural gas liquids sales revenues (thousands)	$744	$735	1%

In the United States the Company’s natural gas sales volumes decreased by 19%, crude oil sales volumes decreased by 10%, and natural gas liquids sales volumes decreased by 15% for the first six months of 2018 compared to the same period of 2017.

The Company’s average natural gas price received for the first six months of 2018 decreased by 13%, or $0.40 per Mcf, when compared to the same period of 2017. The Company’s average crude oil price for the first six months of 2018 increased by 33%, or $15.54 per Bbl, when compared to the same period of 2017. Our average natural gas liquids price for the first six months of 2018 increased by 21%, or $4.42 per Bbl, when compared to the same period of 2017.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the six months ended June 30, 2018 compared to the same period of 2017.

In thousands	Natural Gas	Oil	Natural gas liquids
2017 sales revenues	$2,060	$4,708	$735
Changes associated with sales volumes	(402)	(475)	(118)
Changes in prices	(219)	1,377	127
2018 sales revenues	$1,439	$5,610	$744

Operating Expenses (excluding production services segment)

	Six Months Ended June 30,
In thousands except percentages	2018	2017	D vs. 2017
Lease operating expense, transportation and taxes	$4,660	$4,482	4%
Depreciation, depletion and amortization of oil and gas properties	1,007	1,460	(31)
Accretion expense	458	448	2
Loss from plugging and abandonment of wells	212	26	715
General and administrative	2,306	2,167	6
	$8,643	$8,583	1%

During the six months ended June 30, 2018, our operating expenses increased by 1% when compared to the same period of 2017 due to the following factors:

●

Lease operating expense, transportation cost and taxes increased by 4%, or $178,000 in 2018 when compared to 2017 due to increased repair activity. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $3.87 per MBOE to $18.09 per MBOE in 2018 from $14.22 per MBOE in 2017.

●

Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 31%, or $453,000 in 2018 when compared to 2017 primarily due to lower production and a lower depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $1.11 per MBOE to $4.83 per MBOE in 2018 from $5.94 per MBOE in 2017.

●

The increase in loss from plugging and abandonment of wells is related to plugging operations from non-operated properties which exceed the Company’s expected and accrued asset retirement obligation estimate.

●	The increase in general and administrative expenses was primarily due to increase in professional fees.

Production Services Segment

	Six Months Ended June 30,
In thousands except percentages	2018	2017	D vs. 2017
Production Services*	$13,778	$8,157	69%
Operating expenses*	13,033	8,773	49
Depreciation	1,739	1,480	18
General and administrative*	324	281	15
Operating loss	$(1,318)	$(2,377)	(45)%
*Includes intersegment revenues and expenses.

●

Our sales revenues from production services operations for the first six months of 2018 increased by 69% or $5,621,000 when compared to same period in 2017 as a result of increased demand for our services and related and related expansion in the market.

●

Operating expenses from production services operations for the first six months of 2018 increased by 49% or $4,260,000 when compared to the same period in 2017 as a result of increased operations and related payroll.

●

Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first six months of 2018 totaled $1,739,000, an increase of $259,000 compared to the same period in 2017 as a result of purchase of new equipment.

●

General and administrative expenses from production services operations for the first six months of 2018 increased to $324,000, compared to $281,000 for the same period in 2017 primarily as a result of increased legal fees.

Other expenses

	Six Months Ended June 30,
In thousands except percentages	2018	2017	D vs. 2017
Interest expense, net	$2,550	$2,395	6%
Loss (gain) on interest rate swap	(1,148)	552	308
Capital loss	11	-	NM
	$1,413	$2,947	(52)%

Interest expense.  Isramco’s interest expense increased by 6%, or $155,000 for the six months ended June 30, 2018 compared to the same period of 2017.  This increase was primarily due to a higher interest rates during the first six months of 2018 compared to 2017 which was partially offset by lower outstanding principal for the period.

Loss on interest rate swap. During the first six months of 2018 we recorded a gain as a result of changes in fair value of the derivative in the amount of $1,467,000 and cash settlements of $319,000. In 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $50,000 and cash settlements of $502,000.

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

	Six Months Ended June 30,
In thousands except percentages	2018	2017
Income from operations before income taxes	$12,481	$11,175
Depreciation, depletion and amortization expense	2,746	2,940
Interest expense	2,550	2,395
Unrealized loss (gain) on interest rate swap	(1,467)	50
Accretion expense	458	448
Consolidated Adjusted EBITDAX	$16,768	$17,008

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure. The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership is approximately forty-five million dollars ($45,000,000) and the counterclaims asserted by the Company have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process. On February 26, 2017, Isramco Negev 2 Limited Partnership reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. As noted above, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter occurred on August 13, 2017. On February 25, 2018, the Company submitted as Statement of Claim outlining the Company’s position with regard to the matter. The Preliminary arbitration proceeding in the matter is scheduled for September 16, 2018. Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

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

ISRAMCO, INC

Date: AUGUST 9, 2018	By:	/s/ HAIM TSUFF
HAIM TSUFF
CO-CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: AUGUST 9, 2018	By:	/s/ EDY FRANCIS
EDY FRANCIS
CO-CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: AUGUST 9, 2018	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)