Form 10-Q
period 2018-09-30
ISRAMCO INC
filed 2018-11-09
CIK 719209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC

(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

1001 West Loop South, Suite 750, HOUSTON, TX 77027

 (Address of Principal Executive Offices)

713-621-5946

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 9, 2018, Isramco, Inc., had 2,717,648 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

 (Unaudited)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$10,591	$30,009
Accounts receivable, net of allowances for doubtful accounts of $2,117 and $2,431	20,531	12,549
Restricted and designated cash	704	802
Inventories	502	475
Derivative asset	260	-
Prepaid expenses and other	1,574	2,711
Total Current Assets	34,162	46,546

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	244,277	243,812
Advanced payment for equipment	462	564
Production service equipment and other equipment and property	66,982	59,108
Total Property and Equipment	311,721	303,484
Accumulated depreciation, depletion, amortization and impairment	(255,446)	(251,355)
Net Property and Equipment	56,275	52,129

Derivative asset	1,102	187
Restricted cash – long term	23,045	9,674
Investments	261	261
Total Assets	$114,845	$108,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$14,879	$13,515
Short term debt and current maturities of long-term debt, net of discount of $763 and $828	21,437	18,517
Short term debt related party	2,800	-
Payables due to related party	50	60
Accrued interest	1,096	1,027
Derivative liability	-	457
Total Current Liabilities	40,262	33,576

Long term debt, net of discount of $1,574 and $2,131	61,426	77,369

Other Long-term Liabilities:
Asset retirement obligations	22,045	21,670
Total Liabilities	123,733	132,615

Commitments and contingencies

Shareholders’ Deficit:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,915 shares; outstanding 2,717,648 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(25,049)	(40,970)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. Shareholders’ Deficit	(1,333)	(17,254)
Non controlling interest	(7,555)	(6,564)
Total Deficit	(8,888)	(23,818)
Total Liabilities and Shareholders’ Deficit	$114,845	$108,797

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Revenues and other
Oil and gas sales	$12,655	$11,223	$35,422	$33,020
Production services	9,420	5,073	23,110	13,230
Office services	130	139	397	418
Gain on divestiture	509	25	981	2,703
Other	132	114	421	382
Total revenues and other	22,846	16,574	60,331	49,753

Operating expenses
Lease operating expense, transportation and taxes	2,482	2,631	7,142	7,113
Depreciation, depletion and amortization	1,447	1,540	4,193	4,480
Accretion expense	195	231	653	679
Production services	8,607	4,609	21,552	13,382
Loss (gain) from plug and abandonment	(2)	-	210	26
General and administrative	1,251	1,103	3,821	3,491
Total operating expenses	13,980	10,114	37,571	29,171
Operating income	8,866	6,460	22,760	20,582

Other expenses
Interest expense, net	1,218	1,216	3,768	3,611
Loss (gain) from derivative contracts, net	(186)	225	(1,334)	777
Capital loss (gain)	-	(33)	11	(33)
Total other expenses	1,032	1,408	2,445	4,355

Income before income taxes	7,834	5,052	20,315	16,227
Income tax expense	(1,941)	(1,872)	(5,385)	(6,074)

Net income	$5,893	$3,180	$14,930	$10,153
Net loss attributable to non-controlling interests	(285)	(296)	(991)	(1,127)
Net income attributable to Isramco	$6,178	$3,476	$15,921	$11,280

Earnings per share – basic:	$2.27	$1.28	$5.86	$4.15

Earnings per share – diluted:	$2.27	$1.28	$5.86	$4.15

Weighted average number of shares outstanding basic:	2,717,648	2,717,648	2,717,648	2,717,648
Weighted average number of shares outstanding diluted:	2,717,648	2,717,648	2,717,648	2,717,648

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income	$5,893	$3,180	$14,930	$10,153
Comprehensive income	5,893	3,180	14,930	10,153
Comprehensive loss attributable to non-controlling interests	(285)	(296)	(991)	(1,127)
Comprehensive Income attributable to Isramco	$6,178	$3,476	$15,921	$11,280

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2018	2017

Cash Flows From Operating Activities:
Net income	$14,930	$10,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	4,193	4,480
Bad debt expense	58	120
Accretion expense	653	679
Gain on divestiture	(981)	(2,703)
Changes in deferred taxes	-	794
Net unrealized (gain) loss on derivative contracts	(1,632)	55
Loss (gain) on sale of equipment and other	11	(33)
Amortization of debt cost	622	596
Changes in components of working capital and other assets and liabilities
Accounts receivable	(8,040)	(4,277)
Prepaid expenses, other receivables and other current assets	1,137	1,186
Due to related party	(10)	24
Inventories	(27)	160
Accounts payable and accrued expenses	1,006	1,609
Net cash provided by operating activities	11,920	12,843

Cash flows from investing activities:
Addition to property and equipment, net	(8,185)	(2,503)
Proceeds from sale of oil and gas properties and equipment	965	2,705
Proceeds from sale of equipment	-	49
Investment in Apache Flats	-	(31)
Net cash provided by (used in) investing activities	(7,220)	220

Cash flows from financing activities:
Repayments of long term debt	(13,200)	(7,200)
Net proceeds from related party loan	2,800	-
Repayments of short - term debt, net	(445)	(520)
Net cash used in financing activities	(10,845)	(7,720)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,145)	5,343
Cash, cash equivalents, and restricted cash at beginning of period	40,485	33,913
Cash, cash equivalents, and restricted cash at end of period	$34,340	$39,256

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the nine-month periods ended September 30, 2018 and 2017 and Isramco’s financial position as of September 30, 2018.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of September 30, 2018. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

Consolidated balance sheets amount included as cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows:

	As of September 30, 2018	As of December 31, 2017

Cash and cash equivalents	$10,591	$30,009
Restricted and designated cash	704	802
Restricted cash – long term	23,045	9,674
Total Current Assets	$34,340	$40,485

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

Gain on divestiture

In February 2018, the Company sold an oil and gas property for a net gain of $472,000. The gain consists of $454,000 cash plus $19,000 in relieved asset retirement obligation, offset by a net book value of $1,000. In September 2018, the Company sold an oil and gas property for a net gain of $509,000.

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

Aggregate maturities of contractual obligations at September 30, 2018 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2018	$5,700
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$85,200

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $5,385,000 and $5,261,000 during the nine months ended September 30, 2018 and 2017 respectively.

Cash payments for interest were $3,252,000 and $2,980,000 for the nine-month periods ended September 30, 2018 and 2017 respectively.

The consolidated statement of cash flows for the nine-month period ended September 30, 2018 excludes the following non-cash transactions:

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

Disaggregation of revenues (in thousands):

	Nine Months Ended September 30,
	2018	2017
Oil and Gas sales
United States	$12,008	$11,100
Israel	23,414	21,920
Production Services	23,330	13,230
Total revenues from contracts with customers	$58,752	$46,250

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

All of the Company’s outstanding production services and crude oil sales contracts at September 30, 2018 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Revenues from previously satisfied performance obligations

To record revenues for commodity sales in the United States and Israel, at the end of each period the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in our consolidated financial statements within the caption “Oil and gas sales”. Revenues recognized during the nine months ended September 30, 2018 related to performance obligations satisfied in prior reporting periods were not material.

To record revenues for un-billed production services, at the end of each period the Company estimates the services rendered. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month invoices are created and reflected in our consolidated financial statement with the caption “Production services”. Revenues recognized during the nine months ended September 30, 2018 related to performance obligations satisfied in prior reporting periods were not material.

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

As a result of these financial instruments, the Company recorded a net gain from derivative contracts in the amount of $1,334,000 consisting of $1,632,000 of unrealized gain and $298,000 loss in cash settlements for the nine months ended September 30, 2018. The Company recorded a net loss from derivative contracts in the amount of $777,000 consisting of $55,000 of unrealized loss and $722,000 loss in cash settlements for the nine months ended September 30, 2017.

Financial Instruments as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

		September 30, 2018		December 31, 2017
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Assets/Liabilities:
Interest rate swaps	Level 2	$260	$260	$(457)	$(457)

LT Assets:
Interest rate swaps	Level 2	1,102	1,102	187	187

		$1,362	$1,362	$(270)	$(270)

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

Note 5 - Long-Term Debt and Interest Expense

Long-term debt as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Bank loan
Principal amount	$85,200	$98,400
Less: unamortized discount and debt costs	(2,337)	(2,959)
Total long-term debt	82,863	95,441
Less: current maturities, net of current unamortized discount	(21,437)	(18,072)

Long-term debt, net of current maturities	$61,426	$77,369

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

As a result, the Company believes Tamar Royalties required an additional $15,600,000 USD to cover payments under the amortization schedule of the DB Facility (the “Shortfall”), and the Company believes that curing the Shortfall was in the best interest of both Isramco Inc. and Tamar Royalties. Therefore, Isramco Inc. contributed the expected amount of the Shortfall, being $15,600,000 USD, to Tamar Royalties as an additional capital contribution and such contribution was made pursuant to the terms and conditions of that certain Consent and Agreement dated February 27, 2018, between and among Tamar Royalties, as Borrower, Deutsche Bank Trust Company Americas, as Facility Agent and Collateral Agent, and the Lenders party thereto. As a result of the aforementioned contribution, together with the terms and conditions of the aforementioned consent and assignment, Tamar Royalties remains in compliance with all covenants of the DB Facility.

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

On October 2, 2018, the Company made a payment in the amount of $6,796,000 consisting of $5,700,000 and $1,096,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000. Additionally, the lenders retained $2,959,000 in fees. These costs, totaling $4,970,000, are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the nine-month period ended September 30, 2018 and 2017 totaled $622,000 and $596,000 respectively.

As of September 30, 2018, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

Short-Term Debt

As of September 30, 2018 and December 31, 2017 outstanding debt from short-term insurance financing agreements totaled $0 and $835,000 respectively. During the nine months ended September 30, 2018, the Company made cash payments totaling $445,000.

Short-Term Debt – Related Party

In September 2018 the Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD a related party in which the company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The company received $2,800,000 under this related party note in September 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC.  Amounts received under the aforementioned promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. Arrow Midstream is focused on the transportation of liquefied petroleum products including, but not limited to, butane, propane, and similar products.

Interest Expense

The following table summarizes the amounts included in interest expense for the nine months ended September 30, 2018, and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Current debt, long-term debt and other - banks	$3,768	$3,611

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

During the nine months ended September 30, 2018, Tamar Field net sales attributable to Isramco amounted to 4,211,582 Mcf of natural gas and 5,532 Bbl of condensate with prices of $5.50 per Mcf and $65.72 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $23,414,000. The Israeli Tax Authority withheld $5,385,000 of this revenue.

During the nine months ended September 30, 2017, Tamar Field net sales attributable to Isramco amounted to 4,058,476 Mcf of natural gas and 5,306 Bbl of condensate with prices of $5.37 per Mcf and $44.28 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $21,920,000. The Israeli Tax Authority withheld $5,261,000 of this revenue.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of September 30, 2018, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2018:
Sales revenues
United States	$4,215	$9,420	$-	$13,635
Israel	8,440	-	-	8,440
Intersegment revenues	-	132	(132)	-
Office services and other	801	-	(30)	771

Total revenues and other	13,456	9,552	(162)	22,846

Operating costs and expenses	3,842	8,853	(162)	12,533
Depreciation, depletion, and amortization	563	884	-	1,447
Interest expenses, net	(56)	1,274	-	1,218
Gain on derivative contracts	(186)	-	-	(186)
Other income, net	-	-	-	-

Total expenses and other	4,163	11,011	(162)	15,012

Income (loss) before income taxes	$9,293	$(1,459)	$-	$7,834
Net Income (loss)	7,080	(1,187)	-	5,893
Net loss attributable to noncontrolling interests	-	(285)	-	(285)
Net income (loss) attributable to Isramco	7,080	(902)	-	6,178
Total Assets	$65,300	$49,545	$-	$114,845
Expenditures for Long-lived Assets	$196	$3,070	$-	$3,266

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended September 30, 2017:
Sales revenues
United States	$3,597	$5,073	$-	$8,670
Israel	7,626	-	-	7,626
Office services and other	308	-	(30)	278

Total revenues and other	11,531	5,073	(30)	16,574

Operating costs and expenses	3,798	4,806	(30)	8,574
Depreciation, depletion, and amortization	762	778	-	1,540
Interest expenses, net	227	989	-	1,216
Loss on derivative contracts	225	-	-	225
Capital loss	(33)	-	-	(33)

Total expenses and other	4,979	6,573	(30)	11,522

Income (loss) before income taxes	$6,552	$(1,500)	$-	$5,052
Net Income (loss)	4,258	(1,078)	-	3,180
Net loss attributable to noncontrolling interests	-	(296)	-	(296)
Net income (loss) attributable to Isramco	4,258	(782)	-	3,476
Total Assets	$108,218	$39,513	$-	$147,731
Expenditures for Long-lived Assets	$271	$1,666	$-	$1,937

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Nine Months Ended September 30, 2018:
Sales revenues
United States	$12,008	$23,110	$-	$35,118
Israel	23,414	-	-	23,414
Intersegment revenues	-	220	(220)	-
Gain on divestiture, office services and other	1,889	-	(90)	1,799

Total revenues and other	37,311	23,330	(310)	60,331

Operating costs and expenses	11,477	22,211	(310)	33,378
Depreciation, depletion, and amortization	1,570	2,623	-	4,193
Interest expenses, net	178	3,590	-	3,768
Gain on derivative contracts	(1,334)	-	-	(1,334)
Other income, net	11	-	-	11

Total expenses and other	11,902	28,424	(310)	40,016

Income (loss) before income taxes	$25,409	$(5,094)	$-	$20,315
Net Income (loss)	18,987	(4,047)	-	14,930
Net loss attributable to noncontrolling interests	-	(991)	-	(991)
Net income (loss) attributable to Isramco	18,987	(3,056)	-	15,921
Total Assets	$65,300	$49,545	$-	$114,845
Expenditures for Long-lived Assets	$437	$7,748	$-	$8,185

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Nine Months Ended September 30, 2017:
Sales revenues
United States	$11,100	$13,230	$-	$24,330
Israel	21,920	-	-	21,920
Office services and other	3,593	-	(90)	3,503

Total revenues and other	36,613	13,230	(90)	49,753

Operating costs and expenses	10,919	13,862	(90)	24,691
Depreciation, depletion, and amortization	2,222	2,258	-	4,480
Interest expenses, net	820	2,791	-	3,611
Loss on derivative contracts	777	-	-	777
Capital gain	(33)	-	-	(33)

Total expenses and other	14,705	18,911	(90)	33,526

Income (loss) before income taxes	$21,908	$(5,681)	$-	$16,227
Net Income (loss)	14,240	(4,087)	-	10,153
Net loss attributable to noncontrolling interests	-	(1,127)	-	(1,127)
Net income (loss) attributable to Isramco	14,240	(2,960)	-	11,280
Total Assets	$108,218	$39,513	$-	$147,731
Expenditures for Long-lived Assets	$454	$2,049	$-	$2,503

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

During the nine months ended September 30, 2018, Tamar Field net sales attributable to Isramco amounted to 4,211,582 Mcf of natural gas and 5,532 Bbl of condensate with prices of $5.50 per Mcf and $65.72 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $23,414,000. The Israeli Tax Authority withheld $5,385,000 of this revenue.

During the nine months ended September 30, 2017, Tamar Field net sales attributable to Isramco amounted to 4,058,476 Mcf of natural gas and 5,306 Bbl of condensate with prices of $5.37 per Mcf and $44.28 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $21,920,000. The Israeli Tax Authority withheld $5,261,000 of this revenue.

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

Liquidity and Capital Resources

Our primary source of cash during the nine months ended September 30, 2018 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

During the nine months ended September 30, 2018, our cash decreased by $6.1 million. Specifically, the net cash provided by operating activities of $11.9 million, a related party loan of $2.8 million, and proceeds from sale of oil and gas properties of $1 million was offset by an investment of $8.2 million in production services equipment and oil and gas properties, $13.2 million in repayments of long term debt, and $0.4 million in repayments of short-term debt.

The Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C. – Israel Oil Company LTD a related party in which the company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The company received $2,800,000 under this related party note in September 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC.  Amounts received under the aforementioned promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. Arrow Midstream is focused on the transportation of liquefied petroleum products including, but not limited to, butane, propane, and similar products.

Debt:

	As of September 30,	As of December 31,
In thousands	2018	2017
Long – term debt net of discount and bank fees	$61,426	$77,369

Current maturities of long-term debt, short-term debt, short-term debt related party, current portion of discount and debt cost and bank overdraft	24,237	18,517
Total debt	$85,663	$95,886

Stockholders’ deficit	$(8,888)	$(23,818)

Debt to capital ratio	112%	133%

As of September 30, 2018, our total debt was $85,663,000, compared to total debt of $95,886,000 at December 31, 2017.

Contractual Obligations

Aggregate maturities of contractual obligations at September 30, 2018 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2018	$5,700
2019	21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$85,200

Principal Payments on Short-term debt – related party:

2019	$2,800

Cash Flow

Our primary source of cash during the nine months ended September 30, 2018 was cash flow from operating activities. In the first nine months of 2018, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, and repayment of short term and long term loans. In the first nine months of 2018, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, and repayment of short term and long term loans.

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

	Nine months Ended September 30,
	2018	2017
	(In thousands)
Cash flows provided by operating activities	$11,920	$12,843
Cash flows provided by (used in) investing activities	(7,220)	220
Cash flows used in financing activities	(10,845)	(7,720)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,145)	$5,343

Operating Activities.  During the nine months ended September 30, 2018, compared to the same period in 2017, net cash flow provided by operating activities decreased by $923,000 to $11,920,000. The decrease was primarily attributable to a reduction in gain on divestiture and increase in working capital for the nine months ended September 30, 2018 as compared to 2017. These decreases in cash from operating activities were partially offset by increased revenues from our oil and gas exploration and production segment.

Investing Activities.  Net cash flows (used in) provided by investing activities for the nine months ended September 30, 2018 and 2017 were ($7,220,000) and $220,000, respectively. During the first nine months of 2018, the Company invested $8,185,000, consisting of $436,000 for oil and gas properties and $7,749,000 in production services equipment, trucks and trailers. The Company also received cash proceeds of $965,000 from divestiture of oil and gas properties and sale of equipment. During the first nine months of 2017, the Company invested $2,503,000, consisting of $454,000 for oil and gas properties and $2,049,000 in production services equipment, trucks, and trailers. The Company also received proceeds from sale of equipment of $49,000, invested $31,000 in Apache Flats LLC (a joint venture for the development of certain small oil and gas properties), and received cash proceeds of $2,705,000 from divestiture of oil and gas properties.

Financing Activities.  Net cash flows used in financing activities were $10,845,000 and $7,720,000 for the nine months ended September 30, 2018 and 2017, respectively. During the first nine months of 2018 the Company made payments on long term debt of $13,200,000, made payments on short term debt in the amount of $445,000, and borrowed $2,800,000 in short-term financing from a related party. During the first nine months of 2017 the Company made payments on long term debt of $7,200,000, made payments on short term debt in the amount of $520,000.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2018

Selected Data
	Three Months Ended September 30,
	2018	2017
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$4,215	$3,597
Israel	8,440	7,626
Production Services	9,420	5,073
Gain on divestiture	509	25
Other	262	253
Total revenues and other	22,846	16,574

Cost and expenses	13,980	10,114
Other expenses	1,032	1,408
Income tax expense	1,941	1,872
Net income attributable to common shareholders	5,893	3,180
Net loss attributable to non-controlling interests	(285)	(296)
Net income attributable to Isramco	6,178	3,476
Earnings per common share – basic	$2.27	$1.28
Earnings per common share – diluted	$2.27	$1.28

Weighted average number of shares outstanding- basic	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$10,529	$8,044
Sales volumes United States (MBOE)	106	123
Sales volumes Israel (MBOE)	249	235

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$19.84	$17.67
General and administrative (oil and gas production segment)	$11.01	$7.63
Depletion	$5.30	$6.22

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

Financial Results

Net income in the third quarter of 2018 was $6,178,000 or $2.27 per share. This compares to net income in the third quarter of 2017, which was $3,476,000 or $1.28 per share.

The Company’s net income has increased compared to the previous year period primarily due to increased revenues from our oil and gas operations, production services, gain on divestiture and gain from our hedging activity. This increase was offset by higher expenses associated with increased revenues from production operations.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended September 30, 2018 the Tamar Field net sales applicable to Isramco amounted to 1,480,834 Mcf of natural gas and 2,040 Bbl of condensate with prices of $5.63 per Mcf and $69,96 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $8,440,000.

During the three months ended September 30, 2017 the Tamar Field net sales attributable to Isramco amounted to 1,400,293 Mcf of natural gas and 1,835 Bbl of condensate with prices of $5.41 per Mcf and $46.17 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,626,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended September 30,
In thousands except percentages	2018	2017	D vs. 2017
Gas sales	$801	$966	(17)%
Oil sales	2,952	2,260	31
Natural gas liquid sales	462	371	25
Total	$4,215	$3,597	17%

The Company’s sales revenues from U.S. based oil and gas operations for the third quarter of 2018 increased by 17% when compared to same period in 2017 due to higher prices received for oil, natural gas and NGLs, partially offset by lower volumes produced of crude oil, natural gas, and NGLs.

Volumes and Average Prices

	Three Months Ended September 30,
	2018	2017	D vs. 2017
Natural Gas
Sales volumes Mmcf	271	337	(20)%
Average Price per Mcf	$2.96	$2.87	3
Total gas sales revenues (thousands)	$801	$966	(17)%

Crude Oil
Sales volumes MBbl	46	49	(7)%
Average Price per Bbl	$64.11	$45.82	40
Total oil sales revenues (thousands)	$2,952	$2,260	31%

Natural gas liquids
Sales volumes MBbl	15	17	(12)%
Average Price per Bbl	$30.79	$21.72	42
Total natural gas liquids sales revenues (thousands)	$462	$371	25%

In the United States the Company’s natural gas sales volumes decreased by 20%, crude oil sales volumes decreased by 7%, and natural gas liquids sales volumes decreased by 12% for the third quarter of 2018 compared to the same period of 2017.

The Company’s average natural gas price received for the third quarter of 2018 increased by 3%, or $0.09 per Mcf, when compared to the same period of 2017. The Company’s average crude oil price for the third quarter of 2018 increased by 40%, or $18.29 per Bbl, when compared to the same period of 2017. Our average natural gas liquids price for the third quarter of 2018 increased by 42%, or $9.07 per Bbl, when compared to the same period of 2017.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended September 30, 2018 compared to the same period of 2017.

In thousands	Natural Gas	Oil	Natural gas liquids
2017 sales revenues	$966	$2,260	$371
Changes associated with sales volumes	(190)	(150)	(45)
Changes in prices	25	842	136
2018 sales revenues	$801	$2,952	$462

Operating Expenses (excluding production services segment)

	Three Months Ended September 30,
In thousands except percentages	2018	2017	D vs. 2017
Lease operating expense, transportation and taxes	$2,482	$2,631	(6)%
Depreciation, depletion and amortization of oil and gas properties	563	762	(26)
Accretion expense	195	231	(16)
General and administrative	1,169	935	25
	$4,409	$4,559	(3)%

During the three months ended September 30, 2018, our operating expenses decreased by 3% when compared to the same period of 2017 due to the following factors:

●

Lease operating expense, transportation cost and taxes decreased by 6%, or $149,000, in 2018 when compared to 2017. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $2.17 per MBOE to $19.84 per MBOE in 2018 from $17.67 per MBOE in 2017.

●

Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 26%, or $199,000 in 2018 when compared to 2017 primarily due to lower production and a lower depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $0.91 per MBOE to $5.30 per MBOE in 2018 from $6.22 per BOE in 2017.

●	The increase in general and administrative expenses was primarily due to increase in professional fees.

Production Services Segment

	Three Months Ended September 30,
In thousands except percentages	2018	2017	D vs. 2017
Production Services*	$9,552	$5,073	88%
Operating expenses*	8,741	4,609	90
Depreciation	884	778	14
General and administrative*	112	198	(43)
Operating loss	$(185)	$(512)	(64)%
*Includes intersegment revenues and expenses.

●

Our sales revenues from production services operations for the third quarter of 2018 increased by 88% or $4,479,000 when compared to same period in 2017 as a result of the increased demand for our services and related expansion in the market.

●

Operating expenses from production services operations for the third quarter of 2018 increased by 90% or $4,132,000 when compared to the same period in 2017 as a result increased operations and related payroll.

●

Production service equipment depreciation – the amounts represent depreciation of production service rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the third quarter of 2018 totaled $884,000, an increase of $106,000 compared to the same period in 2017. This increase in depreciation is primarily a result of additional equipment purchases.

●

General and administrative expenses from production services operations for the third quarter of 2018 totaled $112,000, a decrease of $86,000 compared to the same period in 2017 as a result of decreased legal fees and allowance for bad debt.

Other expenses

	Three Months Ended September 30,
In thousands except percentages	2018	2017	D vs. 2017
Interest expense, net	$1,218	$1,216	-%
Loss (gain) on interest rate swap	(186)	225	NM
Capital (gain) loss	-	(33)	(100)
	$1,032	$1,408	(27)%

Interest expense.  Isramco’s interest expense did not significantly change, for the three months ended September 30, 2018 compared to the same period of 2017.

Unrealized loss/gain on interest rate swaps. For the third quarter of 2018 we recorded a gain as a result of changes in fair value of the derivative in the amount of $186,000, comprised of a cash settlement gain of $22,000 and gain of $164,000 as a result of changes in the fair value. For the third quarter of 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $225,000, comprised of a cash settlement loss of $220,000 and loss of $5,000 as a result of changes in the fair value.

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

	Three Months Ended September 30,
In thousands except percentages	2018	2017
Income from operations before income taxes	$7,834	$5,052
Depreciation, depletion and amortization expense	1,447	1,540
Interest expense	1,218	1,216
Unrealized (gain) loss on interest rate swap	(165)	5
Accretion expense	195	231
Consolidated Adjusted EBITDAX	$10,529	$8,044

Results of Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Selected Data
	Nine Months Ended September 30,
	2018	2017
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$12,008	$11,100
Israel	23,414	21,920
Production Services	23,110	13,230
Gain on divestiture	981	2,703
Other	818	800
Total revenues and other	60,331	49,753

Cost and expenses	37,571	29,171
Other expenses	2,445	4,355
Income tax expense	5,385	6,074
Net income attributable to common shareholders	14,930	10,153
Net loss attributable to non-controlling interests	(991)	(1,127)
Net income attributable to Isramco	15,921	11,280
Earnings per common share – basic	$5.86	$4.15
Earnings per common share – diluted	$5.86	$4.15

Weighted average number of shares outstanding- basic	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$27,297	$25,052
Sales volumes United States (MBOE)	315	369
Sales volumes Israel (MBOE)	707	682

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$18.68	$15.37
General and administrative (oil and gas production segment)	$11.04	$8.41
Depletion	$4.99	$6.03

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

Financial Results

Net income in the nine months ended September 2018 was $15,921,000 or $5.86 per share. This compares to net income of $11,280,000 or $4.15 per share, for the same period of 2017.

This increase was triggered by increased revenues from our production services segment, Tamar field proceeds, our oil and gas revenues from exploration and production segment and a gain from our hedging activity. This increase was partially offset by decreased gain on divestiture, lower production volumes in the United States and increased operating expenses.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the nine months ended September 30, 2018, Tamar Field net sales attributable to Isramco amounted to 4,211,582 Mcf of natural gas and 5,532 Bbl of condensate with prices of $5.50 per Mcf and $65.72 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $23,414,000. The Israeli Tax Authority withheld $5,385,000 of this revenue.

During the nine months ended September 30, 2017, Tamar Field net sales attributable to Isramco amounted to 4,058,476 Mcf of natural gas and 5,306 Bbl of condensate with prices of $5.37 per Mcf and $44.28 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $21,920,000. The Israeli Tax Authority withheld $5,261,000 of this revenue.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Nine Months Ended September 30,
In thousands except percentages	2018	2017	D vs. 2017
Gas sales	$2,240	$3,027	(26)%
Oil sales	8,562	6,966	23
Natural gas liquid sales	1,206	1,107	9
Total	$12,008	$11,100	8%

The Company’s sales revenues from United States based oil and gas operations for the nine month period ending September 30, 2018 increased by 8% when compared to same period in 2017 due to higher prices received for oil and NGLs partially offset by lower production volumes of oil, natural gas, and NGLs coupled with decreased prices for natural gas.

Volumes and Average Prices

	Nine Months Ended September 30,
	2018	2017	D vs. 2017
Natural Gas
Sales volumes Mmcf	818	1,017	(20)%
Average Price per Mcf	$2.74	$2.98	(8)
Total gas sales revenues (thousands)	$2,240	$3,027	(26)%

Crude Oil
Sales volumes MBbl	135	148	(9)%
Average Price per Bbl	$63.58	$47.10	35
Total oil sales revenues (thousands)	$8,562	$6,966	23%

Natural gas liquids
Sales volumes MBbl	44	51	(14)%
Average Price per Bbl	$27.61	$21.61	28
Total natural gas liquids sales revenues (thousands)	$1,206	$1,107	9%

In the United States the Company’s natural gas sales volumes decreased by 20%, crude oil sales volumes decreased by 9%, and natural gas liquids sales volumes decreased by 14% for the first nine months of 2018 compared to the same period of 2017.

The Company’s average natural gas price received for the first nine months of 2018 decreased by 8%, or $0.24 per Mcf, when compared to the same period of 2017. The Company’s average crude oil price for the first nine months of 2018 increased by 35%, or $16.48 per Bbl, when compared to the same period of 2017. Our average natural gas liquids price for the first nine months of 2018 increased by 28%, or $6.00 per Bbl, when compared to the same period of 2017.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the nine months ended September 30, 2018 compared to the same period of 2017.

In thousands	Natural Gas	Oil	Natural gas liquids
2017 sales revenues	$3,027	$6,966	$1,107
Changes associated with sales volumes	(592)	(622)	(163)
Changes in prices	(195)	2,218	262
2018 sales revenues	$2,240	$8,562	$1,206

Operating Expenses (excluding production services segment)

	Nine Months Ended September 30,
In thousands except percentages	2018	2017	D vs. 2017
Lease operating expense, transportation and taxes	$7,142	$7,113	NM %
Depreciation, depletion and amortization of oil and gas properties	1,570	2,222	(29)
Accretion expense	653	679	(4)
Loss from plugging and abandonment of wells	210	26	NM
General and administrative	3,475	3,101	12
	$13,050	$13,141	(1)%

During the nine months ended September 30, 2018, our operating expenses decreased by 1% when compared to the same period of 2017 due to the following factors:

●

Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 29%, or $652,000 in 2018 when compared to 2017 primarily due to lower production and a lower depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $1.04 per MBOE to $4.99 per MBOE in 2018 from $6.03 per MBOE in 2017.

●

The increase in loss from plugging and abandonment of wells is related to plugging operations from non-operated properties which exceed the Company’s expected and accrued asset retirement obligation estimate.

●	The increase in general and administrative expenses was primarily due to increase in professional fees.

32

Production Services Segment

	Nine Months Ended September 30,
In thousands except percentages	2018	2017	D vs. 2017
Production Services*	$23,330	$13,230	76%
Operating expenses*	21,775	13,382	63
Depreciation	2,623	2,258	16
General and administrative*	436	480	(9)
Operating loss	$(1,504)	$(2,890)	(48)%
*Includes intersegment revenues and expenses.

●

Our sales revenues from production services operations for the first nine months of 2018 increased by 76% or $10,100,000 when compared to same period in 2017 as a result of increased demand for our services and related expansion in the market.

●

Operating expenses from production services operations for the first nine months of 2018 increased by 63% or $8,393,000 when compared to the same period in 2017 as a result of increased operations and related payroll.

●

Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first nine months of 2018 totaled $2,623,000, an increase of $365,000 compared to the same period in 2017 as a result of purchase of new equipment.

●

General and administrative expenses from production services operations for the first nine months of 2018 decreased to $436,000, compared to $480,000 for the same period in 2017 primarily as a result of decreased legal fees.

Other expenses

	Nine Months Ended September 30,
In thousands except percentages	2018	2017	D vs. 2017
Interest expense, net	$3,768	$3,611	4%
Loss (gain) on interest rate swap	(1,334)	777	NM
Capital loss	11	(33)	NM
	$2,445	$4,355	(44)%

Interest expense.  Isramco’s interest expense increased by 4%, or $157,000 for the nine months ended September 30, 2018 compared to the same period of 2017.  This increase was primarily due to a higher interest rates during the first nine months of 2018 compared to 2017 which was partially offset by lower outstanding principal for the period.

Loss on interest rate swap. During the first nine months of 2018 we recorded a gain as a result of changes in fair value of the derivative in the amount of $1,632,000 and cash settlements of $298,000. In 2017 we recorded a loss as a result of changes in fair value of the derivative in the amount of $55,000 and cash settlements of $946,000.

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

	Nine Months Ended September 30,
In thousands except percentages	2018	2017
Income from operations before income taxes	$20,315	$16,227
Depreciation, depletion and amortization expense	4,193	4,480
Interest expense	3,768	3,611
Unrealized loss (gain) on interest rate swap	(1,632)	55
Accretion expense	653	679
Consolidated Adjusted EBITDAX	$27,297	$25,052

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure. The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership is approximately forty-five million dollars ($45,000,000) and the counterclaims asserted by the Company have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process. On February 26, 2017, Isramco Negev 2 Limited Partnership reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. As noted above, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2 Limited Partnership have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter occurred on August 13, 2017. On February 25, 2018, the Company submitted as Statement of Claim outlining the Company’s position with regard to the matter. On or about August 8, 2018, Isramco Negev 2 Limited Partnership filed its response to the Company’s Statement of Claim. The Company’s response to Isramco Negev 2 Limited Partnership’s filing is due on November 15, 2018. The preliminary arbitration proceeding in the matter is scheduled for November 29, 2018. The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

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

ISRAMCO, INC

Date: NOVEMBER 9, 2018	By:	/s/ HAIM TSUFF
HAIM TSUFF
CO-CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 9, 2018	By:	/s/ EDY FRANCIS
EDY FRANCIS
CO-CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: NOVEMBER 9, 2018	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)