Form 10-K
period 2018-12-31
ISRAMCO INC
filed 2019-03-18
CIK 719209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12500

ISRAMCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3145265
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 18, 2019, there were 2,717,648 shares of the Registrant’s common stock par value $0.01 per share (“Common Stock”) outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 14, 2019, based on the last sale price of such equity reported on Nasdaq Market, was approximately $77.72 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ISRAMCO, INC.

2018 FORM 10-K ANNUAL REPORT

Special note regarding forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

●	the timing and extent of changes in prices for, and demand for, crude oil and condensate, NGLs, natural gas and related commodities;

●	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	the possibility that production decline rates for some of our oil and gas producing properties are greater than we expect;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

●	the ability to replace oil and natural gas reserves;

●	our ability to retain skilled operations personnel whom we would need in the event of an upturn in the demand for our services;

●	environmental risks;

●	drilling and operating risks;

●	the loss of one or more of our larger customers;

●	our ability to implement price increases or maintain pricing on our core services;

●	exploration and development risks;

●	competition, including competition for acreage in oil and gas producing areas and for experienced personnel;

●	management’s ability to execute our plans to meet our goals;

●	technological advances affecting energy consumption and energy supply;

●	the collectability of our receivables;

●	our ability to retain key members of senior management and key technical employees;

●	industry capacity;

●	employee turnover and our ability to replace or add qualified workers;

●	severe weather impacts on our business;

●	operating risks and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

●	our ability to repay our debt when due;

●	changes in domestic and global economic and business conditions that impact the demand for oil, natural gas liquids and natural gas;

●

changes in domestic and global supplies of oil, natural gas and natural gas liquids arising from economic and business conditions (including actions by the Organization of the Petroleum Exporting Countries);

●

our ability to obtain goods and services, such as drilling rigs and tubulars, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling and development programs;

●	general economic and regulatory conditions, whether internationally, nationally, or in the regional and local market areas in which we do business, may be less favorable than expected; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or commodity prices.

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

We currently conduct our operations through two operating segments: our Exploration, Development and Production Segment and our Production Services Segment. The following is a description of these two operating segments. Financial information about our operating segments is included in Note 11, “Segment Information”, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplemental Data, of this Annual Report on Form 10-K.

Exploration, Development and Production Segment

At December 31, 2018, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 40,267 thousand barrels of oil equivalent (“MBOE”), consisting of 2,125 thousand barrels (MBbls) of oil, 223,915 million cubic feet (MMcf) of natural gas and 823 thousand barrels (MBbls) of natural gas liquids. Approximately 67.2% of our proved reserves were classified as proved developed (See Note 14, “Supplemental Oil and Gas Information”). Full year 2018 production averaged 3.75 MBOE/d compared to 3.78 MBOE/d in 2017. Tamar Field production share amounted to 2.57 MBOE/d out of total 3.75 MBOE/d compared to 2.46 MBOE/d in 2017.

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

We own all ownership units in Tamar Royalties LLC, a Delaware limited liability company. Tamar Royalties LLC owns an overriding royalty interest of 1.5375% before payout which escalates to 2.7375% after payout in the Tamar Field (collectively the “Tamar Royalty”). An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

Production from the Tamar Field commenced in March 2013. The Tamar Field is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar Field through the world’s longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal (AOT).

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of its expenses related to gathering and transportation infrastructure. The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. At the time of initiating arbitration, the Company believed that the total scope of the claim was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty to the Company. In addition, certain claims asserted by the Company related to post production costs and pipeline infrastructure have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process.

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

During year ended December 31, 2018, net sales from the Tamar Field attributable to the Company amounted to 5,591,000 Mcf of natural gas and 7,335 Bbl of condensate with prices of $5.49 per Mcf and $62.95 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $31,036,000. The Israeli Tax Authority withheld $7,138,000 of this revenue.

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

We have a third party reserve report from independent petroleum engineers, Netherland, Sewell & Associates, Inc. dated March 11, 2019 estimating reserves allocable to the Tamar Royalty as of December 31, 2018 (the “Tamar Reserve Report”). This reserve report estimates that by reason of the Company’s ownership of the Tamar Royalty, we have proven reserves estimated at 213.5 million cubic feet of natural gas and 278 thousand barrels of natural gas liquids. The Tamar Reserve Report indicates the undiscounted estimated future net revenue (after deduction of estimated production, ad valorem taxes and levy but before estimated income tax) for such reserves (paid out over time) to be $703.9 million. The Tamar Reserve Report estimates the net present worth of such reserves, discounted at 10% annual discount rate factor, at $321.9 million (See Note 14 to our consolidated financial statements, “Supplemental Oil and Gas Information”). The gas price used to value the reserves in the Tamar Reserve Report is calculated in accordance with SEC rules based on the unweighted arithmetic price for each month within the 12-month period prior to December 31, 2018. The report indicates that there are no commercial oil deposits included as reserves.

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

Commercial production of the Tamar Field reserves is subject to numerous risks, including all of the typical risks associated with offshore oil and gas production. Commercial production of such reserves is also subject to additional risks that may be unique to the Tamar Field. These include:

●

There has been no previous large-scale production of natural gas from offshore Israel. Therefore, there may be geological, geophysical, or other unforeseen problems unique to offshore Israel that could affect production. In addition, because of the lack of comparable production history for this part of offshore Israel, the length of time that large scale production from offshore Israel can be sustained is uncertain.

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

●

Fluid Services. At December 31, 2018, we owned and operated 35 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of December 31, 2018, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico. Our fleet is capable of working at depths from 14,000 to 25,000 feet, and as of December 31, 2018, our fleet consists of one 600 series rig, twenty-eight 550 series rigs, and four 300 series rigs.

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

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 6 “Long-Term Debt and Interest Expense” to the Company’s consolidated financial statements. Under the terms of this facility, Tamar Royalties, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this facility against fluctuations in LIBOR, with at least thirty-seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties and DBAG entered into the IRS Agreement whereby the Company hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

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

The purchasers of the Company’s United States based oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the year ended December 31, 2018 no purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of our consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The Company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2 Limited Partnership, a related party. During the twelve months ended December 31, 2018 income from this source accounted for 38% of the Company’s consolidated revenues. If Isramco Negev 2 Limited Partnership were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest (the Tamar Royalty). Loss of payments from this source would cause significant financial consequences to the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2018, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

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

The Solid Waste Disposal Act and Waste Management

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as RCRA, regulates the disposal of solid waste but generally excludes most wastes generated by the exploration and production of oil and natural gas, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies as non-hazardous wastes as long as these wastes are not commingled with regulated hazardous wastes. Moreover, in the ordinary course of our operations, other wastes generated in connection with our exploration and production activities may be regulated as hazardous waste under RCRA or hazardous substances under CERCLA. From time to time, releases of materials or wastes have occurred at locations we own or at which we have operations. These properties and the materials or wastes released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we have been and may be required to remove or remediate these materials or wastes. At this time, it is not possible to estimate the potential liabilities to which we may be subject from unknown, latent liability risks with respect to any properties where materials or wastes may have been released, but of which we have not been made aware.

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

Employees

As of December 31, 2018, we had approximately 297 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees.

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

There are limitations with regard to sales of Tamar Field Production

As noted above, we own an interest in the Tamar Field located offshore Israel. This interest in 2018 accounted for approximately 38% of our consolidated revenues and we expect the interest as a percentage of consolidated revenues to increase significantly if and when payout occurs. We note that the government of Israel allows the owners of Tamar Field production to export fifty percent (50%) of the production that has not yet been committed to supply the Israel domestic market as of the date of the government’s decision in this regard.  Accordingly, production from Tamar must first satisfy the minimum amount required to supply the Israeli economy.

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

Haim Tsuff, the Company’s President, Co-Chief Executive Officer and Chairman of the Board of Directors, individually and through companies that he beneficially controls own over 73% of our outstanding shares of common stock as of March 18, 2019. As a result, Haim Tsuff is in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws, and the approval of mergers and acquisitions, and other significant corporate transactions.

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

Uncertainty about the future of the London Interbank Offer Rate (LIBOR) may adversely affect our business and financial results.

LIBOR meaningfully influences market interest rates around the globe. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR as currently constructed is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere, and whether other rate or rates may become accepted alternatives to LIBOR.

In 2014, the FRB and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline. The ARRC accomplished its first set of objectives and has identified the Secured Overnight Financing Rate (SOFR) as the rate that represents best practice for use in certain new U.S. dollar derivatives and other financial contracts. The ARRC also published its Paced Transition Plan, with specific steps and timelines designed to encourage adoption of the SOFR. The ARRC was reconstituted in 2018 to help to ensure the successful implementation of the Paced Transition Plan and serve as a forum to coordinate and track planning across cash and derivatives products and market participants currently using LIBOR.

No assurance can be provided that the uncertainties around LIBOR or their resolution will not adversely affect the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities or other securities or financial arrangements. Further, the viability of SOFR as an alternative reference rate and the availability and acceptance of other alternative reference rates are unclear and also may have adverse effects on market rates of interest and the value of securities and other financial arrangements. These uncertainties, proposals and actions to resolve them, and their ultimate resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

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

Drilling Activities

During the year ended December 31, 2015, we drilled and completed two development wells in North Texas. No new wells were drilled in 2018, 2017, or 2016.

Reserve Information. For estimates of Isramco’s net proved reserves of natural gas, crude oil and natural gas liquids, see Note 14 to Consolidated Financial Statements, “Supplemental Oil and Gas Information”.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note 14 to Consolidated Financial Statements, “Supplemental Oil and Gas Information”, represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas, crude oil and condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate (upward or downward). Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. For related discussion, see ITEM 1A. Risk Factors.

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

ITEM 3. LEGAL PROCEEDINGS

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout.  In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. The disagreement primarily stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. At the time of initiating arbitration, the Company believed that the total scope of the disagreement was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty of 2.7375%. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process;  however, the Company cannot be assured of a favorable result in this arbitration process. On February 26, 2017, Isramco Negev 2 Limited Partnership reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. As noted above, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter occurred on August 13, 2017. On February 25, 2018, the Company submitted as Statement of Claim outlining the Company’s position with regard to the matter. Currently, the case is in its early stages with the parties expected to complete the discovery process in the coming months. The next hearing before the arbitrator is scheduled for April 14, 2019. The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Capital Market under the symbol “ISRL”. The following table sets forth for the periods indicated, the reported high and low closing prices for our common stock. As of March 18, 2019, there were approximately 132 holders of record of our common stock.

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

	Year Ended December 31,
(thousands, except share and per share amounts)	2018	2017	2016	2015	2014
Revenues and Income (Loss)
Total Revenues	81,339	65,947	54,942	74,509	93,898
Net Income (Loss)	17,934	(24,310)	6,745	(17,310)	5,162
Per Share Data
Earnings (Loss) Per Share - Basic	6.60	(8.95)	2.48	(6.37)	1.90
Earnings (Loss) Per Share - Diluted	6.60	(8.95)	2.48	(6.37)	1.90
Cash Dividends Per Share	-	-	-	-	-
Year-End Stock Price Per Share	118.50	104.65	124.30	89.31	138.00
Weighted Average Shares Outstanding	2,717,648	2,717,648	2,717,648	2,717,648	2,717,648
Basic	2,717,648	2,717,648	2,717,648	2,717,648	2,717,648
Diluted	2,717,648	2,717,648	2,717,648	2,717,648	2,717,648
Total Assets	111,614	108,797	141,272	146,957	158,864
Long-term Obligations	78,365	99,039	116,289	124,567	92,674
Long-Term Debt & Long-Term Accrued Interest	56,193	77,369	95,441	104,252	72,628

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development, and production of oil and natural gas properties located onshore in the United States and an owner of various royalty interests offshore Israel. Our properties are primarily located in Texas, New Mexico and Oklahoma. We act as the operator of most of our U.S. properties. Historically, we have grown through acquisitions, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs. In August, 2011 we created a new production services subsidiary that began operations in October 2011. As of December 2018, the subsidiary had 33 deployed production services rigs and various trucks that operate primarily in Texas and New Mexico. The Company provides a full range of production services such as well completion and wellbore maintenance, workover, fluid transportation and plugging and abandonment services.

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

We own all ownership units in Tamar Royalties, LLC, which owns an overriding royalty interest of 1.5375% before payout which escalates to 2.7375% after payout in the Tamar Field (collectively the “Tamar Royalty”). An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

The Tamar Field project began production in March 2013 and is now operational and delivering natural gas to Israel. The natural gas flows from the Tamar Field through the world’s longest subsea tieback, more than 90 miles to the Tamar platform, and then to the Ashdod onshore terminal.

With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of its expenses related to gathering and transportation infrastructure. The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. At the time of initiating arbitration, the Company believed that the total scope of the claim was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty to the Company each month. In addition, certain claims asserted by the Company related to post production costs and pipeline infrastructure have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process.

During year ended December 31, 2018, net sales from the Tamar Field attributable to the Company amounted to 5,591,000 Mcf of natural gas and 7,335 Bbl of condensate with prices of $5.49 per Mcf and $62.95 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $31,036,000. The Israeli Tax Authority withheld $7,138,000 of this revenue.

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

At December 31, 2018, our estimated total proved oil, natural gas reserves and natural gas liquids, as prepared by our independent reserve engineering firms, Netherland, Sewell & Associates, Inc. and Cawley, Gillespie & Associates, Inc., were approximately 40,267 thousand barrels of oil equivalent (“MBOE”), consisting of 2,125 thousand barrels (MBbls) of oil, 223,915 million cubic feet (MMcf) of natural gas and 823 thousand barrels (MBbls) of natural gas liquids. Approximately 67.2% of our proved reserves were classified as proved developed (See Note 14, “Supplemental Oil and Gas Information”). Full year 2018 production averaged 3.75 MBOE/d compared to 3.78 MBOE/d in 2017. Tamar Field production share amounted to 2.57 MBOE/d out of total 3.75 MBOE/d compared to 2.46 MBOE/d in 2017.

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

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law affecting us. See Note 6. Income Taxes.

Liquidity and Capital Resources

Our primary source of cash during the year ended December 31, 2018, was net cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

On May 18, 2015, Tamar Royalties LLC (“Tamar Royalties”), a newly formed, wholly-owned, special purpose subsidiary of the Company entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in the amount of $120,000,000 secured by the Company’s interest in the Tamar field. Interest on the borrowing is subject to fluctuations in LIBOR. The Company entered into interest rate swap agreements in relation to this borrowing. The terms of the agreement and swaps are disclosed in Notes 4 and 5.

On June 30, 2015, the Company obtained a credit facility (the “SG Facility”) with The Société Générale. The SG facility provided for a commitment by The Société Générale of $150,000,000, subject to an initial borrowing base of $40,000,000. The tenure of the SG Facility was four (4) years and it was secured by certain onshore United States oil and gas properties. Interest on borrowing was variable as disclosed in Note 5 “Long-Term Debt and Interest Expense”. On February 28, 2017 the SG Facility was terminated.

During the year ended December 31, 2018, our cash (including restricted cash) decreased by $6,494,000. Specifically, net cash from operating activities of $17,167,000, was offset by cash used in investing activities of $7,394,000 and cash used in financing activities of $16,267,000.

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

Contractual Obligations: Aggregate maturities of contractual obligations at December 31, 2018 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2019	$21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$79,500

Debt

	As of December 31,
	2018	2017	2016
	(In thousands except percentage)
Long – term debt net of discount and bank fees	56,193	77,369	95,441

Short – term debt – related party (1)	3,671	-	-

Current maturities of long-term debt, short-term debt, net of current portion of discount and debt cost and bank overdraft	21,739	18,517	9,147
Total debt	81,603	95,886	104,588

Stockholders’ equity (deficit)	(7,359)	(23,818)	2,016

Debt to capital ratio	110%	133%	98%

(1)       The amounts are inclusive of accrued interest due to related party.

At year-end 2018, our total debt was $81,603,000 compared to total debt of $95,886,000 at year-end 2017 and $104,588,000 at year-end 2016.

Bank Loan and Credit Facility

The Deutsche Bank Facility

On May 18, 2015, Tamar Royalties LLC (“Tamar Royalties”), a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. The DB Facility provides for borrowings in the amount of $120,000,000 on a committed basis and is secured by, among other things, an overriding royalty interest in the Tamar Field, a natural gas field in the Mediterranean Sea, equal to 1.5375% before payout increasing to 2.7375% after payout in the Tamar Field (the “Royalty Interest”). In connection with the DB Facility, and pursuant to a royalties sale and contribution agreement, the Company contributed the Royalty Interest to Tamar Royalties in exchange for all of the ownership units of Tamar Royalties. Pursuant to the terms of its governing documents, Tamar Royalties will be managed by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi.

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

As noted above with regard to the payout of the Tamar Field, a disagreement between Tamar Royalties and Isramco Negev 2 Limited Partnership has emerged as to whether certain items may be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. At the time of initiating arbitration, the Company believed that the total scope of the claim was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty to the Company. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company expects that the matter will be resolved through this arbitration process. However, the Company cannot be assured of a favorable result resulting from this arbitration process.  Accordingly, the Company continues to receive royalty payments at the lower rates as if the Investment Repayment Date has not occurred.

Therefore, as a result of the dispute with the Isramco Negev 2, Tamar Royalties has a shortfall in its Royalties Receivables for the period (or part of the period) between 1st April 2018 and 1st April 2019, by which time, even if the Isramco Negev 2’s claims regarding the Investment Repayment Date are accepted, the Investment Repayment Date is expected to occur.

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

In 2015 the Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 were recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the twelve months ended December 31, 2018, 2017, and 2016 totaled $828,000, $789,000, and $820,000 respectively.

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

As of December 31, 2018, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

The SG Facility provided that Isramco Onshore hedge at least seventy-five percent (75%) of its crude oil production before borrowing under the SG Facility. As of December 31, 2018 and as of the date of issuance Isramco Onshore has not entered into such hedge agreements nor has it made a draw under the SG Facility. The Company incurred $478,000 of financing costs in relation to this credit facility which were capitalized as a long-term asset and amortized over the term on the agreement on a straight-line basis until December 31, 2016 at which time the remaining balance totaling $299,000 was expensed.

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

Short-term related party debt

In September 2018 the Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD (“IOC”) a related party in which the company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The company received $3,600,000 under this related party note in 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC. Amounts received under the aforementioned promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. Arrow Midstream is focused on the transportation of liquefied petroleum products including, but not limited to, butane, propane, and similar products.

Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

Isramco also had related party payables of $165,000 and $60,000 as of December 31, 2018 and 2017 respectively which are included with short term related party debt on the balance sheets.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements.

Cash Flow

Our primary source of cash in 2018 was cash flow from operating activities. In 2018, cash received from operations and proceeds from sale of oil and gas properties was primarily used for repayment of long-term debt, short-term debt, investments in equipment.

Our primary source of cash in 2017 was cash flow from operating activities. In 2017, cash received from operations and proceeds from sale of oil and gas properties was primarily used for repayment of long-term debt, short-term debt, investments in equipment

Our primary source of cash in 2016 was cash flow from operating activities. In 2016, cash received from operations and proceeds from sale of oil and gas properties was primarily used for repayment of long-term debt, short-term debt, investments in equipment.

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows provided by operating activities	$17,167	$18,552	$15,510
Cash flows (used in) investing activities	(7,394)	(1,461)	(250)
Cash flows (used in) financing activities	(16,267)	(10,519)	(10,691)
Net increase (decrease) in cash	$(6,494)	$6,572	$4,569

Operating Activities, Net cash flows provided by operating activities were $17,167,000, $18,552,000, and $15,510,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs, proceeds from an overriding royalty interest in the Tamar Field and activities of our production services subsidiary.

During the year ended December 31, 2018, compared to the same period in 2017, net cash flow provided by operating activities decreased by $1,385,000 to $17,167,000.

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

Investing Activities, Net cash flows used in investing activities for the twelve months ended December 31, 2018 and 2017 were $7,394,000 and $1,461,000, respectively. During 2018 and 2017 the Company invested in equipment and oil and gas properties in amounts equal to $8,997,000 ($796,000 in oil and gas properties and $8,201,000 in production services equipment) and $4,184,000 ($615,000 in oil and gas properties and $3,569,000 in production services equipment) respectively. During 2018 the Company received $1,435,000 from the sale of oil and gas properties and received $168,000 from the sale of equipment.

Net cash flows used in investing activities for the twelve months ended December 31, 2017 and 2016 were $1,461,000 and $250,000, respectively. During 2017 and 2016 the Company invested in equipment and oil and gas properties in amounts equal to $4,184,000 ($615,000 in oil and gas properties and $3,569,000 in production services equipment) and $794,000 ($157,000 in oil and gas properties and $637,000 in production services equipment), respectively. During 2017 the Company received $2,705,000 from the sale of oil and gas properties, invested $31,000 in a LLC, and received $49,000 from the sale of equipment.

Financing Activities, Net cash flows used in financing activities were $16,267,000 and $10,519,000 for the year ended December 31, 2018 and 2017, respectively. In 2018, the Company made $18,900,000 in principal loan payments. The Company also repaid short-term insurance financing of $950,000, received $3,600,000 from related party financing, and paid $17,000 to non-controlling interests.

Net cash flows used in financing activities were $10,519,000 and $10,691,000 for the year ended December 31, 2017 and 2016, respectively. In 2017, the Company made $9,600,000 in principal loan payments. The Company also repaid short-term insurance financing of $911,000.

Results of Continuing Operations

Selected Data

	Years Ended December 31,
	2018	2017	2016
	(In thousands except per share and MBOE amounts)
Financial Results
Oil and Gas sales
United States	$15,932	$15,109	$12,947
Israel	31,036	28,781	27,462
Production services	31,825	18,265	12,752
Gain on divestiture	1,452	2,703	600
Other	1,094	1,089	1,181
Total revenues and other	81,339	65,947	54,942

Cost and expenses	53,426	41,321	40,875
Other expense	4,299	4,815	5,544
Income tax expense	7,138	45,637	3,634
Net income (loss) attributable to common shareholders	16,476	(25,826)	4,889
Net loss attributable to noncontrolling interests	(1,458)	(1,516)	(1,856)
Net income (loss) attributable to Isramco	17,934	(24,310)	6,745
Earnings (loss) per common share – basic	$6.60	$(8.95)	$2.48
Earnings (loss) per common share –diluted	$6.60	$(8.95)	$2.48

Weighted average number of shares outstanding-basic	2,717,648	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$35,319	$31,970	$24,847
Total proved reserves (MBOE)	40,267	38,653	34,582
Sales volumes United States (MBOE)	430	483	528
Sales volumes Israel (MBOE)	939	897	857

Average cost per BOE - United States:
Production (excluding transportation and taxes)	$18.11	$15.79	$13.76
General and administrative	$13.55	$9.65	$8.49
Depletion of oil and gas properties	$4.39	$5.08	$6.58

(1)

See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Net Income (Loss)

In 2018 our net income was $17,934,000, or $6.60 per share. This compares to net loss of $(24,310,000), or $(8.95) per share for the year ended December 31, 2017.

In 2017 the Company had a one-time increase in allowance for foreign tax credit and deferred tax assets. We fully allowed for our accumulated future tax credit related to the taxes withheld by the Israeli taxing authorities. The valuation allowance amounted to $28,677,000. Total foreign tax credit balance was written off in 2018 after the passing of new tax legislation in the United States which lowered the corporate tax rate to a level that eliminated the forecasted usage of the accumulated foreign tax credit. Likewise, we increased our allowance to fully allow for our deferred tax assets (see Note 6 – Income Tax to the Company’s consolidated financial statements). Net income comparatively increased in 2018 because we had no such increase in the allowance in 2018. In addition, the average commodity prices in 2018 were more than those of 2017, increasing our production revenues despite lower production volumes in the United States.

In 2017 our net loss was $(24,310,000), or $(8.95) per share. This compares to net income of $6,745,000, or $2.48 per share for the year ended December 31, 2016.

This decrease in income is primarily due to the increase in allowance for foreign tax credit and deferred tax assets. We fully allowed for our accumulated future tax credit related to the taxes withheld by the Israeli taxing authorities. The valuation allowance amounted to $28,677,000. Total foreign tax credit balance was written off after the passing of new tax legislation in the United States which lowered the corporate tax rate to a level that eliminated the forecasted usage of the accumulated foreign tax credit. Likewise we increased our allowance to fully allow for our deferred tax assets (see Note 6 – Income Taxes to the Company’s consolidated financial statements). Income Tax. This increase in tax expense was partially offset by increased revenues from our United States based production operations, increased revenues from the Tamar field, increased revenues from production service activities, and an increased in gain on divestiture.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During year ended December 31, 2018, net sales from the Tamar Field attributable to the Company amounted to 5,591,000 Mcf of natural gas and 7,335 Bbl of condensate with prices of $5.49 per Mcf and $62.95 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $31,036,000. The Israeli Tax Authority withheld $7,138,000 of this revenue.

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

Revenues, Volumes and Average Prices Oil and Gas Segment - United States

Sales Revenues

	Years Ended December 31,
In thousands except percentages	2018	2017	Dvs. 2017	2016	D vs. 2016
Gas sales	$3,133	$3,955	(21)%	$3,209	23%
Oil sales	11,195	9,558	17	8,506	12
Natural gas liquid sales	1,604	1,596	1	1,232	30
Total	$15,932	$15,109	5%	$12,947	17%

Our sales revenues for the year ended December 31, 2018 increased by 5% when compared to the same period of 2017, due to increase in prices for crude oil and natural gas liquids partially offset by reduced production volumes and reduced prices for natural gas. Our sales revenues for the year ended December 31, 2017 increased by 17% when compared to the same period of 2016, primarily due to increase in prices for natural gas, crude oil, and natural gas liquids partially offset by reduced production volumes.

Volumes and Average Prices

	Years Ended December 31,
	2018	2017	Dvs. 2017	2016	Dvs. 2016
Natural Gas
Sales volumes Mmcf	1,119	1,320	(15)%	1,417	(7)%
Price per Mcf	$2.80	$3.00	(7)	$2.26	33
Total gas sales revenues (thousands)	$3,133	$3,955	(21)%	$3,209	23%

Crude Oil
Sales volumes MBbl	184	196	(6)%	215	(9)%
Price per Bbl	$60.84	$48.77	25	$39.56	23
Total oil sales revenues (thousands)	$11,195	$9,558	17%	$8,506	12%

Natural gas liquids
Sales volumes MBbl	59	67	(12)%	77	(13)%
Price per Bbl	$27.19	$23.82	14	$16.00	49
Total natural gas liquids sales revenues (thousands)	$1,604	$1,596	1%	$1,232	30%

The Company’s natural gas sales volumes decreased by 15%, crude oil sales volumes decreased by 6% and natural gas liquids sales volumes decreased by 12% for the year ended December 31, 2018 compared to the same period of 2017.

Our average natural gas price for the year ended December 31, 2018 decreased by 7%, or $0.20 per Mcf, when compared to the same period of 2017. Our average crude oil price for the year ended December 31, 2018 increased by 25%, or $12.07 per Bbl, when compared to the same period of 2017. Our average natural gas liquids price for the year ended December 31, 2018 increased by 14%, or $3.37 per Bbl, when compared to the same period of 2017.

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

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s sales revenues for the year ended December 31, 2018 compared to 2017 and 2016.

In thousands	Natural Gas	Oil	Natural gas liquids
2016 sales revenues	$3,209	$8,506	$1,232
Changes associated with sales volumes	(220)	(752)	(160)
Changes in prices	966	1,804)	524
2017 sales revenues	$3,955	$9,558	$1,596
Changes associated with sales volumes	(602)	(585)	(191)
Changes in prices	(220)	2,222	199
2018 sales revenues	$3,133	$11,195	$1,604

Operating Expenses (excluding production services segment)

	Years Ended December 31,
In thousands except percentages	2018	2017	D vs. 2017	2016	D vs. 2016
Lease operating expense, transportation and taxes	$9,381	$9,478	(1)%	$8,925	6%
Depreciation, depletion and amortization of oil and gas properties	1,886	2,454	(23)	3,474	(29)
Impairments of oil and gas assets	1,252	1,682	(26)	4,529	(63)
Accretion expense	869	913	(5)	897	2
Loss from plug and abandonment	281	26	NM	(3)	NM
General and administrative	5,821	4,662	25	4,485	4
	$19,490	$19,215	1%	$22,307	(14)%

NM – Not Meaningful

During 2018, our operating expenses increased by 1% when compared to 2017 as highlighted below:

●

Lease operating expense, transportation cost and taxes decreased by 1%, or $97,000 in 2018 when compared to 2017. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $2.32 per MBOE to $18.11 per MBOE in 2018 from $15.79 per MBOE in 2017. The increase was a result of an increase in repair and maintenance activity.

●

Depreciation, Depletion & Amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense, including but not limited to field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 23%, or $568,000, in 2018 when compared to 2017. On a per unit basis, depletion expenses decreased by $0.69 per MBOE to $4.39 per MBOE in 2018 from $5.08 per MBOE in 2017 due to a lower beginning balance resulted from previous years impairments and lower production volumes compared to 2017.

●

Impairments of oil and gas assets of $1,252,000 in 2018 were primarily the result of lower estimated future production in several fields which reduced the projected value in those fields from prior estimates and resulted in a projected value lower than the carrying value of those fields which triggered impairment.

●	Loss from plugging and abandonment expenses increased by $255,000 in 2018 when compared to 2017, primarily due to larger than planned costs to plug non-operated wells.

●	General and administrative expenses increased by 25% or $1,159,000 primarily as a result of increased professional fees in 2018 as compared to 2017.

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

Production Services Segment

	Years Ended December 31,
In thousands except percentages	2018	2017	D vs. 2017	2016	D vs. 2016
Production Services (1)	$32,164	$18,265	76%	$12,752	43%
Operating expenses	29,725	18,241	63	14,494	26
Depreciation	3,657	3,072	19	3,193	(4)
General and administrative (1)	1,013	913	11	1,001	(9)
Operating income	$(2,231)	$(3,961)	44%	$(5,936)	33%

(1)     Production Services revenue includes intersegment revenues and expenses.

●

The revenues from production services operations in 2018 increased by 76% or $13,899,000 when compared to 2017 primarily due to a continued rebound in crude oil prices which resulted in growth in our trucking services through customer acquisition. The revenues from production services operations in 2017 increased by 43% or $5,513,000 when compared to 2016 primarily due to a rebound in crude oil prices which resulted in growth in our trucking services through customer acquisition.

●

Operating expenses from production services operations for the year ended December 31, 2018 has increased by 63% or $11,484,000 when compared to the same period in 2017. The increase was primarily associated with an increase in payroll, fuel, and other related expenses as a result of increase in trucking services. Operating expenses from production services operations for the year ended December 31, 2017 has increased by 26% or $3,747,000 when compared to the same period in 2016. The increase was primarily associated with an increase in payroll, fuel, and other related expenses as a result of increase in trucking services.

●

Production service equipment depreciation – the amounts represent depreciation for our production services rigs and auxiliary equipment. The depreciation expense for the year ended December 31, 2018 increased by $585,000 compared to 2017 as a result of increased investment in equipment. The depreciation expense for the year ended December 31, 2017 decreased by $121,000 compared to 2016.

●

For the year ended December 31, 2018 general and administrative expenses increased by 11% or $100,000 from 2017 primarily as a result of increased professional fees and increase in the allowance for doubtful accounts partially offset by decreased legal fees. For the year ended December 31, 2017 general and administrative expenses decreased by 9% or $88,000 from 2016 primarily as a result of lesser increase in the allowance for doubtful accounts partially offset by increased legal fees.

Other expenses

	Years Ended December 31,
In thousands except percentages	2018	2017	D vs. 2017	2016	D vs. 2016
Interest expense net	$4,921	$4,784	3%	$4,817	(1)%
Interest expense – related party, net	71	-	NM	-	0
Loss (gain) from derivative contracts, net	(680)	176	486	657	(73)
Capital (gain) loss	(13)	(145)	(91)	70	307
	$4,299	$4,815	(11)%	$5,544	(13)%

●

Net interest expense. Isramco’s interest expense increased, by $208,000 for the twelve months ended December 31, 2018 compared to the same period of 2017 as indexed interest rate on the DB Facility increased with increased LIBOR rates. Also, the Company secured additional related party financing which increased the principal outstanding under the DB Facility. These increases were partially offset by the reduced principal balance on the DB Facility from principal payments.

Net Interest expense. Isramco’s interest expense decreased only slightly, by $33,000 for the twelve months ended December 31, 2017 compared to the same period of 2016 as increased interest income from investment and the reduced principal balance on loans was partially offset by the increase in the indexed interest rate.

●

Net loss on derivative contracts. During 2015 we entered into interest rate cap and swap agreements. These agreements are considered derivative and are accounted for with mark-to-market valuation. The loss in fair value of these contracts is recorded in the statement of operations. The loss from derivative contracts decreased from $657,000 in 2016 and to $176,000 in 2017 and turned to a gain of $680,000 in 2018 primarily as a result of an increase in the estimated future LIBOR rate which is a factor in determining the market value of the derivatives.

Income Taxes and Impact of Tax Reform Legislation

Income tax expense for the year ended December 31, 2018 was $7,138,000. The tax expense was primarily due to the tax withheld by the Israel taxation authorities on Tamar Field proceeds.

Income tax expense for the year ended December 31, 2017 was $45,637,000. The tax expense was primarily due to the full allowance of amounts previously in deferred tax assets as future tax credits related to tax withheld by the Israel taxation authorities on Tamar Field proceeds and the full allowance of other deferred tax assets. On December 22, 2017, the US Congress enacted the Tax Reform Legislation, which made significant changes to US federal income tax law, including a reduction in the federal corporate tax rate to 21% effective January 1, 2018. Under US GAAP, we are required to recognize the effect of a rate change on deferred tax assets and liabilities in the period in which the tax rate change is enacted. At the lower tax rate, we projected that we would not be able to recover accumulated foreign tax credits balance to reduce our future tax burden and therefore recorded a full valuation allowance of $31,091,000. In addition, a full valuation allowance was recorded to reduce deferred tax assets balances as of December 31, 2017 due to uncertainty in their future recoverability - see Note 6 Income Taxes. Our pre-tax income of $19,811,000 for 2017 increased by $11,288,000 from pre-tax income in 2016 of $8,523,000. This increase in pre-tax income from 2016 to 2017 was primarily the result of a $5,513,000 increase in production services revenues, a $2,162,000 increase revenues from United States based oil and gas assets, a $2,103,000 increase in gain on divestiture, and a $1,319,000 increase in Tamar Field proceeds. This increase was partially offset by increased operating expenses.

The effective tax rates for the years ended December 31, 2018, 2017 and 2016 were 30.2%, 230.4% and 42.6%, respectively.

Adjusted EBITDAX

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

	Years Ended December 31,
In thousands	2018	2017	2016
Income from operations before income taxes (1)	$23,614	$19,811	$8,523
Depreciation, depletion, amortization and impairment expense	6,795	7,208	11,196
Interest expense, net	4,992	4,784	4,817
(Gain) on derivative contract	(951)	(746)	(586)
Accretion Expenses	869	913	897
Consolidated Adjusted EBITDAX	$35,319	$31,970	$24,847

(1)	Including net gain on divestiture of $1,452,000 in 2018, $2,703,000 in 2017, and $600,000 in 2016.

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

During the year ended December 31, 2015, Tamar Royalties LLC, a wholly owned subsidiary of the Company, entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 4 “Financial Instruments and Fair Value” for details.

We may be exposed to market risk on our open derivative contracts of non-performance by our counterparties. However, we do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 8. Consolidated Financial Statements and Supplemental Data—Note 4, “Financial Instruments and Fair Value” for additional information. As of December 31, 2018 and 2017 we did not have open commodity derivative positions.

Interest-Rate Risk

We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk results primarily from fluctuations in short-term rates, which are LIBOR based. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. During the year ended December 31, 2015, Tamar Royalties LLC, a wholly owned subsidiary of the Company, entered into certain swap and cap agreements with Deutsche Bank AG London Branch to hedge the risk of interest rate volatility loan balances. See Note 4 “Financial Instruments and Fair Value” for details.

We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 8. Consolidated Financial Statements and Supplemental Data—Note 4 “Financial Instruments and Fair Value” for additional information.

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

Based on their evaluation, Isramco’s principal executive and principal financial officers have concluded that Isramco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2018 to ensure that the information required to be disclosed by Isramco in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Our management, under the supervision of and with the participation of our Co-Chief Executive Officer and Co-Chief Executive Officer / Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by MaloneBailey LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Isramco’s internal control over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, Isramco’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Date: March 18, 2019

/S/ EDY FRANCIS

EDY FRANCIS,

CO-CHIEF EXECUTIVE OFFICER / CHIEF FINANCIAL OFFICER

(PRINCIPAL FINANCIAL OFFICER)

Date: March 18, 2019

/S/ ZEEV KOLTOVSKOY

ZEEV KOLTOVSKOY,

CHIEF ACCOUNTING OFFICER

(PRINCIPAL ACCOUNTING OFFICER)

Date: March 18, 2019

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Tsuff	Chairman of the Board &	March 18, 2019
Haim Tsuff	Co-Chief Executive Officer

/s/ Josef From	Director	March 18, 2019
Josef From

/s/ Max Pridgeon	Director	March 18, 2019
Max Pridgeon

/s/ Frans Sluiter	Director	March 18, 2019
Frans Sluiter

/s/ Nir Hasson	Director	March 18, 2019
Nir Hasson

/s/ Asaf Yarkoni	Director	March 18, 2019
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

MaloneBailey, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2018.

/s/ Haim Tsuff	/s/ Zeev Koltovskoy	/s/ Edy Francis
Haim Tsuff	Zeev Koltovskoy	Edy Francis
Co-Chief Executive Officer	Chief Accounting Officer	Co-Chief Executive Officer / Chief Financial Officer

Houston, Texas

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Isramco Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Isramco Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2005.

Houston, Texas

March 18, 2019

ISRAMCO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

As of December 31	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$13,857	$30,009
Accounts receivable, net of allowances for doubtful accounts of $2,553 and $2,431	18,920	12,549
Restricted and designated cash	830	802
Inventories	563	475
Derivative asset	293	-
Prepaid expenses and other	2,956	2,711
Total Current Assets	37,419	46,546

Property and Equipment, at cost:
Oil and Gas properties – successful efforts method	244,450	243,812
Advanced payment for equipment	569	564
Production service equipment and other equipment and property	66,929	59,108
Total Property and Equipment	311,948	303,484
Accumulated depreciation, depletion, amortization and impairment	(257,706)	(251,355)
Net Property and Equipment	54,242	52,129

Derivative asset	388	187
Restricted cash – long term	19,304	9,674
Investments	261	261
Total assets	$111,614	$108,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$13,976	$13,515
Short term debt and current maturities of long-term debt, net of discount of $724 and $828	21,739	18,517
Short term debt, accrued interest, and payables due to related party	3,836	60
Accrued interest	1,057	1,027
Derivative liability	-	457
Total current liabilities	40,608	33,576

Long term debt, net of discount of $1,407 and $2,131	56,193	77,369

Other Long-term Liabilities:
Asset retirement obligations	22,172	21,670
Total liabilities	118,973	132,615

Commitments and contingencies (Note 12)

Shareholders’ equity (deficit):
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,915 shares; outstanding 2,717,648 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(23,036)	(40,970)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. shareholders’ equity (deficit)	680	(17,254)
Non controlling interest	(8,039)	(6,564)
Total shareholders’ deficit	(7,359)	(23,818)
Total liabilities and shareholders’ deficit	$111,614	$108,797

See notes to the consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31	2018	2017	2016

Revenues and other
Oil and gas sales	$46,968	$43,890	$40,409
Production services	31,825	18,265	12,752
Office services	527	554	569
Gain on divestiture	1,452	2,703	600
Other	567	535	612
Total revenues and others	81,339	65,947	54,942

Operating expenses
Lease operating expense, transportation and taxes	9,381	9,478	8,925
Depreciation, depletion and amortization	5,543	5,526	6,667
Impairments of oil and gas assets and equipment	1,252	1,682	4,529
Accretion expense	869	913	897
Production services	29,386	18,241	14,494
Loss (gain) from plug and abandonment	281	26	(3)
General and administrative	6,714	5,455	5,366
Total operating expenses	53,426	41,321	40,875
Operating income	27,913	24,626	14,067

Other expenses
Interest expense, net	4,921	4,784	4,817
Interest expense – related party, net	71	-	-
Loss (gain) from derivative contracts, net	(680)	176	657
Capital (gain) loss	(13)	(145)	70
Total other expenses	4,299	4,815	5,544

Income before income taxes	23,614	19,811	8,523
Income tax expense	(7,138)	(45,637)	(3,634)

Net income (loss)	$16,476	$(25,826)	$4,889
Net loss attributable to non-controlling interests	(1,458)	(1,516)	(1,856)
Net income (loss) attributable to Isramco	$17,934	$(24,310)	$6,745

Earnings (loss) per share – basic:	$6.60	$(8.95)	$2.48

Earnings (loss) per share – diluted:	$6.60	$(8.95)	$2.48

Weighted average number of shares outstanding-basic:	2,717,648	2,717,648	2,717,648
Weighted average number of shares outstanding-diluted:	2,717,648	2,717,648	2,717,648

See notes to the consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

(in thousands, except share amounts)

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Non-controlling interests	Total Shareholders’ Equity (Deficit)

Balance of January 1, 2016	2,717,648	$27	$23,853	$(23,405)	$(164)	$(3,179)	$(2,868)

Distribution to non-controlling interests						(5)	(5)

Net income (loss)				6,745		(1,856)	4,889

Balance of December 31, 2016	2,717,648	$27	$23,853	$(16,660)	$(164)	$(5,040)	$2,016

Distribution to non-controlling interests						(8)	(8)

Net loss				(24,310)		(1,516)	(25,826)

Balance of December 31, 2017	2,717,648	$27	$23,853	$(40,970)	$(164)	$(6,564)	$(23,818)

Distribution to non-controlling interests						(17)	(17)

Net income (loss)				17,934		(1,458)	16,476

Balance of December 31, 2018	2,717,648	$27	$23,853	$(23,036)	$(164)	$(8,039)	$(7,359)

See notes to consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year Ended December 31	2018	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$16,476	$(25,826)	$4,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization	5,543	5,526	6,667
Impairment of oil and gas properties and equipment	1,252	1,682	4,529
Bad debt expense	449	268	551
Accretion expense	869	913	897
Gain on divestiture	(1,452)	(2,703)	(600)
Changes in deferred taxes	-	38,735	(3,239)
Net unrealized gain on derivative contracts	(951)	(746)	(586)
Loss (gain) on sale of equipment and other	(13)	(145)	70
Amortization of debt cost	828	789	940
Write off of debt cost	-	-	299
Changes in components of working capital and other assets and liabilities
Accounts receivable	(6,820)	(2,915)	2,007
Prepaid expenses and other current assets	823	1,088	639
Due to related party	176	(30)	27
Inventories	(88)	222	174
Accounts payable and accrued expenses	75	1,694	(1,754)
Net cash provided by operating activities	17,167	18,552	15,510

Cash flows from investing activities:
Addition to oil and gas property and equipment, net	(8,997)	(4,184)	(794)
Proceeds from sale of oil and gas properties	1,435	2,705	600
Proceeds from sale of equipment	168	49	77
Investment in Apache Flats	-	(31)	(133)
Net cash used in investing activities	(7,394)	(1,461)	(250)

Cash flows from financing activities:
Distributions to non-controlling interests	(17)	(8)	-
Borrowings short-term debt – related parties	3,600	-	-
Repayment of long-term debt	(18,900)	(9,600)	(9,000)
Repayment of short-term debt	(950)	(911)	(1,341)
Borrowings of bank overdraft, net	-	-	(350)
Net cash used in financing activities	(16,267)	(10,519)	(10,691)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,494)	6,572	4,569
Cash, cash equivalents, and restricted cash at beginning of year	40,485	33,913	29,344
Cash, cash equivalents, and restricted cash at end of year	$33,991	$40,485	$33,913

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

Consolidated balance sheets amount included as cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows:

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016

Cash and cash equivalents	$13,857	$30,009	$26,090
Restricted and designated cash	830	802	701
Restricted cash – long term	19,304	9,674	7,122
Total cash, cash equivalents, and restricted cash	$33,991	$40,485	$33,913

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

In 2018, 2017, and 2016, we reported an impairment charge of $1,252,000, $1,682,000, and $4,529,000, respectively, relating to our oil and gas properties. Impairments of oil and gas assets of $1,252,000 in 2018 were a result of lower estimated future production in a few fields. Impairments of oil and gas assets of $1,682,000 in 2017 were a result of lower estimated future production in a few fields. Impairments of oil and gas assets of $4,529,000 in 2016 were a result of lower estimated future production in a few fields.

Gain on divestiture – In 2018, the Company sold oil and gas properties for a net gain of $1,452,000. The gain consists of $1,435,000 cash plus $19,000 in relieved asset retirement obligation, offset by a net book value of $2,000. During the year ended December 31, 2017 the Company sold several leases for a net gain of $2,703,000. The gain consists of $2,705,000 cash plus $18,000 in relieved asset retirement obligation offset by a write off of accounts receivable of $10,000 and a net book value of $10,000. During the year ended December 31, 2016 the Company sold deep rights in one field for a gain of $600,000. The property sold had no net book value.

Inventory

Inventory is valued at the net realizable value. Cost is determined by using average method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2018 and 2017 no reserve has been recorded.

Investments

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company chooses to follow the provision that allows for measurement of equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in ordinary transaction for the identical or similar investment of the same issuer.

Property, Plant and Equipment Other than Oil and Natural Gas Properties

Property and equipment are carried at cost less accumulated depreciation and impairment. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $3,657,000, $3,458,000, and $3,569,000, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 15% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.

As of December 31, 2018, the estimated useful lives of our asset classes are as follows:

Description	Years
Production services rigs and components	15
Oilfield trucks, vehicles and related equipment	5 - 10
Production services auxiliary equipment	7 - 15
Furniture and equipment	3 - 7

A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. We had no impairment loss in 2018, 2017, or 2016.

Asset Retirement Obligation

ASC 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells as these obligations are incurred. See Note 13 “Asset Retirement Obligations.”

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

The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. During the years ended December 31, 2018, 2017, and 2016, no purchaser, marketer, or major oil and gas or pipeline company accounted for 10% or more of Isramco’s consolidated revenues. The Company has not experienced any significant losses from uncollectible accounts as to its sales of oil and gas production. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The Company’s overriding royalty interest in the Tamar field is paid monthly by Isramco Negev 2 Limited Partnership, a related party. During the twelve months ended December 31, 2018, 2017, and 2016, income from this source accounted for 38%, 44%, and 50%, respectively of the Company’s consolidated revenues. If Isramco Negev 2 Limited Partnership were to stop receiving revenue from its working interest in the Tamar Field, we would not receive revenue from our overriding royalty interest. Loss of payments from this source would have significant financial consequences on the Company.

Our production service subsidiary customers include major oil and natural gas production companies and independent oil and natural gas production companies. We perform credit evaluations of our customers and usually do not require collateral. We maintain reserves for potential credit losses when necessary. During the twelve months ended December 31, 2018, 2017 and 2016, no one individual customer accounted for 10% or more of consolidated revenues. The Company believes the loss of one or more customers of our production service subsidiary would not have a significant effect on this Segment because the Company believes that it can employ its rigs with other existing customers or new customers to the extent it has in the past in such circumstances.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied.  See note 3. Revenue from Contracts with Customers.

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

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law affecting us. See “Note 6 Income Taxes” for further discussion of accounting for income taxes, changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.

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

For the years ended December 31, 2018, 2017, & 2016, Isramco did not have any outstanding stock options, restrictive stock awards, restricted stock units, or performance-based awards.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, the FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the new revenue recognition and presentation guidance on January 1, 2018, using a full retrospective transition approach. We believe that adoption of the new guidance had no cumulative effect on the Company’s retained earnings at January 1, 2018.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method for marketable equity securities. This adoption had no affect the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018 using a full retrospective approach. We believe the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2018, the Company early-adopted Accounting Standards Update (“ASU”) No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). ASU 2018-13 adds, modifies, or removes certain disclosure requirements for recurring and nonrecurring fair value measurements based on the FASB’s consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty prospectively, and all other amendments should be applied retrospectively to all periods presented. The adoption of ASU 2018-13 is currently not expected to have a material effect on our consolidated financial statements but may require enhanced footnote disclosures.

2. Transactions with Affiliates and Related Parties

The Company and Goodrich entered into a Consulting Agreement dated effective June 1, 2014 (the “2014 Consulting Agreement”). The 2014 Consulting Agreement will pay Goodrich $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable business expenses, including automobile expenses, incurred by Mr. Tsuff in connection with services rendered on behalf of the Company, in exchange for management services performed by Mr. Tsuff as the Company’s Chairman, Co-Chief Executive Officer and President. These payments of $360,000 constitute the salary of Mr. Tsuff. The 2014 Consulting Agreement had an initial term through May 31, 2017, and was automatically extended by its terms for an additional three-years. The Consulting Agreement also contains certain customary confidentiality and non-compete provisions which are identical to those contained in the Goodrich Agreement.

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

In September 2018 the Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD, a related party, in which the Company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The Company received $3,600,000 under this related party note in2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC. Amounts received under the aforementioned promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. Arrow Midstream is focused on the transportation of liquefied petroleum products including, but not limited to, butane, propane, and similar products. Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

3. Revenue from Contracts with Customers

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

The Company evaluated its natural gas gathering and processing arrangements in place with midstream companies. Under contracts where it is determined that control of the natural gas transfers at the wellhead or the inlet of the midstream processing entity’s system, any fees incurred to gather or process the unprocessed natural gas are a reduction of the sales price of unprocessed natural gas, and therefore revenues from such transactions are presented on a net basis. Under contracts where it is determined that control of the natural gas transfers at the tailgate of the midstream entity's processing plant, the Company is the principal and the midstream entity is the agent in the sale transaction with the third party purchaser of processed commodities. In these instances, revenues are presented on a gross basis for amounts expected to be received from the midstream company or third party purchasers through the gathering and treating process and presented as revenue and any fees incurred to gather or process the natural gas are presented as lease operating expenses. The Company previously recognizes both sales at the wellhead or the inlet of the midstream processing entity’s system in the same manner as it currently records transactions where the transfer is completed at the tailgate of the midstream entity’s processing plant. The difference between the two methods of accounting was not material.

The Company adopted the new revenue recognition and presentation guidance on January 1, 2018, using a full retrospective transition approach. We believe that adoption of the new guidance had no material cumulative effect on the Company’s retained earnings at January 1, 2018.

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

In a few cases, the Company elects to take its NGLs and residue gas in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the products itself. When the Company elects to take-in-kind, it delivers NGLs and gas to a third-party purchaser at a contractually agreed-upon delivery point and receives a specified index price from the purchaser.

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

Production Services – Our production services business earns revenues for well servicing, plugging and abandonment services, workover and fluid hauling services pursuant to master service agreements based on purchase orders or other contractual arrangements with the client. Production services jobs are generally short-term (less than 30 days) and are charged at current market rates for the labor, equipment and materials necessary to complete the job. Production services jobs are varied in nature, but typically represent a single performance obligation, either for a particular job, a series of distinct jobs, or a period of time during which we stand ready to provide services as our client needs them. Generally, the Company accounts for production services as a single performance obligation satisfied at a certain point in time. Revenue for certain jobs spanning multiple days is recognized upon the completion of each day’s work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location and personnel. Additional revenue is generated through labor charges and the sale of consumable supplies that are incidental to the service being performed. Such amounts are recognized ratably over the period during which the corresponding goods and services are consumed.

Disaggregation of revenues (in thousands):

	Years Ended December 31,
	2018	2017	2016
Oil and Gas sales
United States	$15,932	$15,109	$12,947
Israel	31,036	28,781	27,462
Production Services	31,825	18,265	12,752
Total revenues from contracts with customers	$78,793	$62,155	$53,161

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

All of the Company’s outstanding production services and crude oil sales contracts at December 31, 2018 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Contract balances

Under the Company’s crude oil and natural gas sales contracts or arrangements that give rise to service revenues, the Company recognizes revenue after its performance obligations have been satisfied, at which point the Company has an unconditional right to receive payment. Accordingly, the Company’s commodity sales contracts and service arrangements generally do not give rise to contract assets or contract liabilities under ASC Topic 606. Instead, the Company’s unconditional rights to receive consideration are presented as a receivable within “Accounts receivable, net of allowances for doubtful accounts”, in its consolidated balance sheets.

Revenues from previously satisfied performance obligations

To record revenues for commodity sales in the United States and Israel, at the end of each period the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in our consolidated financial statements within the caption “Oil and gas sales”. Revenues recognized during the year ended December 31, 2018 related to performance obligations satisfied in prior reporting periods were not material.

To record revenues for un-billed production services, at the end of each period the Company estimates the services rendered. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month invoices are created and reflected in our consolidated financial statement with the caption “Production services”. Revenues recognized during the year ended December 31, 2018 related to performance obligations satisfied in prior reporting periods were not material.

4. Financial Instruments and Fair Value

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

As previously disclosed on the Company’s Form 8-K filed May 22, 2015, Tamar Royalties LLC entered into a $120,000,000 credit facility with Deutsche Bank, which facility is discussed further in Note 5 “Long-Term Debt and Interest Expense”. Under the terms of this facility, Tamar Royalties LLC, is required to hedge at least seventy-five percent (75%) of the outstanding balance under this Facility against fluctuations in LIBOR, with at least thirty-seven and one-half percent (37.5%) of the outstanding balance being hedged through swaps. The notional value of these hedges corresponds to the amortization schedule covering the facility and previously disclosed in the aforementioned Form 8-K. Accordingly, on June 16, 2015, Tamar Royalties LLC and DBAG entered into the IRS Agreement whereby Tamar Royalties LLC hedged $119,250,000 of the $120,000,000 initial borrowing as follows:

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

Financial Instruments as of December 31, 2018 and December 31, 2017 consisted of the following (in thousands):

		December 31, 2018		December 31, 2017
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
ST (Liabilities)/Assets:
Interest rate swaps	Level 2	$293	$293	$(457)	$(457)

LT Assets:
Interest rate swaps	Level 2	388	388	187	187

		$681	$681	$(270)	$(270)

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

5. Long-Term Debt and Interest Expense

Long-term debt as of December 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of December 31, 2018	As of December 31, 2017
Bank loan
Principal amount	$79,500	$98,400
Less: unamortized discount and debt costs	(2,131)	(2,959)
Total long-term debt	77,369	95,441
Less: current maturities and current discount amortization	(21,176)	(18,072)

Long-term debt, net of current maturities	$56,193	$77,369

Bank Loan and Credit Facility

The Deutsche Bank Facility

On May 18, 2015, Tamar Royalties LLC (“Tamar Royalties”), a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. The DB Facility provides for borrowings in the amount of $120,000,000 on a committed basis and is secured by, among other things, an overriding royalty interest in the Tamar Field, a natural gas field in the Mediterranean Sea, equal to 1.5375% before payout increasing to 2.7375% after payout in the Tamar Field (the “Royalty Interest”). In connection with the DB Facility, and pursuant to a royalties sale and contribution agreement, the Company contributed the Royalty Interest to Tamar Royalties in exchange for all of the ownership units of Tamar Royalties. Pursuant to the terms of its governing documents, Tamar Royalties will be managed by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi.

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

On January 2, 2019, the Company made a payment in the amount of $6,757,000 consisting of $5,700,000 and $1,057,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000 and $2,959,000 in fees were retained by the lenders. These costs totaling $4,970,000 are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the period ended December 31, 2017, 2016, and 2015 totaled $828,000, $789,000, and $820,000 respectively.

As of December 31, 2018 and 2017, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

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

Short-Term Debt

As of December 31, 2018 and December 31, 2017 outstanding debt from short-term insurance financing agreements totaled $563,000 and $445,000 respectively. During the year ended December 31, 2018, the Company made cash payments totaling $950,000.

Short-Term Debt – Related Party

In September 2018 the Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD, a related party, in which the Company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The Company received $3,600,000 under this related party note in 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC. Amounts received under the aforementioned promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. Arrow Midstream is focused on the transportation of liquefied petroleum products including, but not limited to, butane, propane, and similar products. Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman and is a controlling shareholder of IOC. As of December 31, 2018 the balance of the loan was $3,600,000 with accrued interest expense and payable of $71,000.

Isramco also had related party payables of $263,000 and $60,000 as of December 31, 2018 and 2017 respectively which are included with short term related party debt on the balance sheets

Debt Maturities

Aggregate maturities of long-term debt at December 31, 2018 are due in future years as follows (in thousands):

2019	$21,900
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$79,500

Interest Expense, net

The following table summarizes the amounts included in interest expense for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current debt, long-term debt and other - banks	$4,921	$4,784	$4,817
Long-term debt – related parties	71	-	-
	$4,992	$4,784	$4,817

6. Income Taxes

The Company operates through its various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and federal and state income tax rates in the U.S. as they apply to the Company’s current ownership structure.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (“the Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and removing the expiration of net operating losses. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. In December 2017, as a result of the Tax Reform Act, the Company recorded a tax expense of $9.2 million due to a remeasurement of deferred tax assets and liabilities.

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

The Company adopted Accounting Standards Codification (ASC) 740-10, effective January 1, 2007.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations. There were no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2018.  The Company’s tax years subsequent to 2015 currently remain open and subject to examination by federal tax authorities and the tax authorities in Colorado, Louisiana, Michigan, New Mexico, Oklahoma, Texas, and Utah which are the jurisdictions in which the Company has had its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. It is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Expected tax (benefit) expense	$4,959	$6,934	$2,889
Foreign Tax, net of federal effect	2,388	-	-
US and Foreign Statutory Rate Change (1)	-	9,234	-
Alternative minimum tax conversion	-	57	-
Change in Valuation Allowance	(1,229)	28,677	-
Non-controlling interest in subsidiary	303	531	650
Other	717	204	95
Total tax expense (benefit)	$7,138	$45,637	$3,634

(1) See Recent Changes in US Tax Law, above. Rate decreased to 21.0% for fiscal year 2018

Deferred tax assets at December 31, 2018 and 2017 are comprised primarily of foreign tax credits and book impairment from write downs of assets. Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under accounting principles generally accepted in the United States and the applicable income tax statutes and regulations in the jurisdictions in which the Company operates.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdictions during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, current financial position, results of operations, projected future taxable income and tax planning strategies as well as current and forecasted business economics in the oil and gas industry. Based on the level of historical taxable income and projections for future taxable income, we believe it is unlikely that we will realize the benefits of these foreign tax credits and other deferred tax assets as we do not expect to have a realizable taxable income subject to deduction. Therefore, we have included a full valuation allowance to decrease the deferred tax assets balances to zero.

Effective December 21, 2016, the Israeli government decreased the corporate income tax rate from 25% to 24% for 2017 and further rate decrease from 24% to 23% effective January 2018. A full valuation allowance has been recorded against foreign tax credits based on current interpretation of US Tax Reform law and the expected future utilization of foreign tax credits stems from a lower tax rate of 21% applied on taxable income in United States.

The principal components of the Company’s deferred tax assets as of December 31 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$536	$511
Unrealized Hedging Transactions	(143)	57
Foreign tax credit (1)	25,381	23,743
Book-tax differences in property basis	1,657	3,757
Other	17	2
Net operating loss carry-forwards	-	607
Less valuation allowance	(27,448)	(28,677)
Deferred noncurrent tax assets	$-	$-

(1)     Total revenues net of marketing and transportation expenses from Tamar Field in 2018 were $31,036,000. The Company paid $7,138,000 in foreign income taxes. As a result a foreign tax credit has been created in the US to be used against future US income tax. The credit will expire in various amounts beginning in 2024 and ending in 2028. Due to Recent Changes in US Tax Law a full valuation allowance has been recorded based on our interpretations of US Tax Law and expectation of future usage of foreign tax credit.

Components of income (loss) from operations before income taxes are as follows (in thousands):

	2018	2017	2016

Domestic	$(7,422)	$(8,970)	$(18,939)
Foreign	31,036	28,781	27,462
Total	$23,614	$19,811	$8,523

The principal components of the Company’s Income Tax Provision for the years indicated below were as follows (in thousands):

	2018	2017	2016
Current income tax:
Federal	$-	$(57)	$-
Foreign	7,138	6,907	6,866
State	-	-	-
Total current income tax	$7,138	$6,850	$6,866

Deferred income tax
Federal	$-	$38,787	$(3,232)
Foreign	-	-	-
State	-	-	-
Total deferred income tax	$-	$38,787	$(3,232)
Provision for income tax	$7,138	$45,637	$3,634

7. Earnings Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the years ended December 31 (in thousands, except per share data):

	2018	2017	2016
Numerator for Basic and Diluted Earnings per Share -
Net Income (loss)	$17,934	$(24,310)	$6,745

Denominator for Basic Earnings per Share -
Weighted Average Shares	2,717,648	2,717,648	2,717,648
Potential Dilutive Common Shares -	-	-	-
Adjusted Weighted Average Shares	2,717,648	2,717,648	2,717,648

Net Income (Loss) Per Share Available to Common Stockholders – Basic	$6.60	$(8.95)	$2.48
Net Income (Loss) Per Share Available to Common Stockholders – Diluted	$6.60	$(8.95)	$2.48

8. Stock Options

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

No stock options were granted during 2018, 2017 and 2016. Shares of common stock reserved for future issuance under the 2011 plan are 200,000 shares. There are no granted stock options outstanding under the 2011 Plan as of balance sheet date.

9. Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $7,138,000, $6,907,000, and $6,866,000 during the years ended December 31, 2018, 2017, and 2016 respectively.

Cash payments for interest were $4,347,000, $4,012,000, and $3,859,000 for the years ended December 31, 2018, 2017, and 2016 respectively.

The consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016 exclude the following non-cash transactions:

●	Net additions to equipment of $165,000 included in accounts payable in 2018.
●	Asset retirement obligation relieved of $19,000 due to sale of oil and gas properties in 2018.
●	Insurance premiums financed through issuance of short term debt of $1,068,000 in 2018.
●	Net additions to equipment of $33,000 included in accounts payable in 2017.
●	Addition to prepaid expenses and other of $485,000 from sale of equipment in 2017.
●	Increase in property and equipment of $28,000 due to additional asset retirement obligation in 2017.
●	Asset retirement obligation relieved of $18,000 due to sale of oil and gas properties in 2017.
●	Insurance premiums financed through issuance of short term debt of $835,000 in 2017.
●	Increase in property and equipment of $1,000 due to additional asset retirement obligation in 2016.
●	Termination of $487,000 short-term insurance financing reduced prepaid insurance in 2016
●	Insurance premiums financed through issuance of short-term debt of $742,000 in 2016.
●	Equipment of $457,000 included in accounts payable in 2016.
●	Equipment additions were offset by trade-ins valued at $75,000 in 2016.

10. Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of December 31, 2018. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

11. Segment Information

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

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2018:
Sales revenues
United States	$15,932	$31,825	$-	$47,757
Israel	31,036	-	-	31,036
Intersegment revenues	-	339	(339)	-
Office services and other	2,666	-	(120)	2,546

Total revenues and other	49,634	32,164	(459)	81,339

Operating costs and expenses	16,352	30,738	(459)	46,631
Depreciation, depletion, and amortization	1,886	3,657	-	5,543
Impairment	1,252	-	-	1,252
Interest expenses, net and other	(20)	5,012	-	4,992
Gain on derivative contracts	(680)	-	-	(680)
Other income, net	10	(23)		(13)

Total expenses and other	18,800	39,384	(459)	57,725

Income (loss) before income taxes	$30,834	$(7,220)	$-	$23,614
Net income (loss)	22,056	(5,580)	-	16,476
Net loss attributable to noncontrolling interests		(1,458)	-	(1,458)
Net income (loss) attributable to Isramco	22,056	(4,122)	-	17,934
Total Assets	$63,009	$48,605	$-	$111,614
Expenditures for Long-lived Assets	$796	$8,201	$-	$8,997

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2017:
Sales revenues
United States	$15,109	$18,265	$-	$33,374
Israel	28,781	-	-	28,781
Office services and other	3,912	-	(120)	3,792

Total revenues and other	47,802	18,265	(120)	65,947

Operating costs and expenses	15,079	19,154	(120)	34,113
Depreciation, depletion, and amortization	2,454	3,072	-	5,526
Impairment	1,682	-	-	1,682
Interest expenses, net and other	993	3,791	-	4,784
Loss on derivative contracts	176	-	-	176
Other income, net	(33)	(112)		(145)

Total expenses and other	20,351	25,905	(120)	46,136

Income (loss) before income taxes	$27,451	$(7,640)	$-	$19,811
Net loss	(20,329)	(5,497)	-	(25,826)
Net loss attributable to noncontrolling interests	-	(1,516)	-	(1,516)
Net loss attributable to Isramco	(20,329)	(3,981)	-	(24,310)
Total Assets	$67,374	$41,423	$-	$108,797
Expenditures for Long-lived Assets	$727	$3,457	$-	$4,184

thousands	Oil and Gas Exploration & Production	Production services	Eliminations	Total
Year Ended December 31, 2016:
Sales revenues
United States	$12,947	$12,752	$-	$25,699
Israel	27,462	-	-	27,462
Office services and other	1,901	-	(120)	1,781

Total revenues and other	42,310	12,752	(120)	54,942

Operating costs and expenses	14,304	15,495	(120)	29,679
Depreciation, depletion, and amortization	3,474	3,193	-	6,667
Impairment	4,529	-	-	4,529
Interest expenses, net and other	1,509	3,308	-	4,817
Loss on derivative contracts	657	-	-	657
Other expense, net	34	36		70

Total expenses and other	24,507	22,032	(120)	46,419

Income (loss) before income taxes	$17,803	$(9,280)	$-	$8,523
Net income (loss)	11,571	(6,682)	-	4,889
Net loss attributable to noncontrolling interests	-	(1,856)	-	(1,856)
Net income (loss) attributable to Isramco	11,571	(4,826)	-	6,745
Total Assets	$103,956	$37,316	$-	$141,272
Expenditures for Long-lived Assets	$233	$908	$-	$1,141

12. Commitments and Contingencies

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

13. Asset Retirement Obligation

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

The following table presents the reconciliation of the beginning and ending aggregate carrying amount legal obligations associated with the retirement of oil and gas properties at December 31 (in thousands):

	2018	2017	2016
Liability for asset retirement obligation at the beginning of the year	$21,670	$20,748	$19,884
Liabilities Incurred	3	28	1
Liabilities settled and divested	(370)	(19)	(34)
Accretion expense	869	913	897
Liability for asset retirement obligation at the end of the year	$22,172	$21,670	$20,748

14. Supplemental Oil and Gas Information (Unaudited)

The following supplemental information regarding the oil and gas activities of Isramco for 2018, 2017 and 2016 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and ASC 932, “Disclosures About Oil and Gas Producing Activities.” Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES (IN THOUSANDS)

As of December 31	2018	2017
	United States	United States
Unproved properties not being amortized	$-	$-
Proved property being amortized	244,451	243,812
Accumulated depreciation, depletion amortization and impairment	(226,811)	(224,105)
Net capitalized costs	$17,640	$19,707

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (IN THOUSANDS)

As of December 31	2018	2017	2016
Property acquisition costs—proved and unproved properties	$-	$-	$-
Exploration costs	$-	$-	$-
Development costs	$-	$-	$-

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

Economic producibility of reserves is dependent on the crude oil and natural gas prices used in the reserves estimate. We based our December 31, 2018, 2017, and 2016 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, commodity prices are volatile. Declines in crude oil or natural gas prices could result in negative reserves revisions.

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

	Oil Bbls			Gas Mcf
	United States	Israel	Total	United States	Israel	Total
December 31, 2015	1,883,720	-	1,883,720	12,488,852	188,203,034	200,691,886
Revisions of previous estimates	(70,134)	-	(70,134)	(1,298,250)	369,348	(928,902)
Extensions, discoveries, and other additions	11,189	-	11,189	25,057	-	25,057
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(215,256)	-	(215,256)	(1,417,252)	(5,101,795)	(6,519,047)
December 31, 2016	1,609,519	-	1,609,519	9,798,407	183,470,587	193,268,994
Revisions of previous estimates	344,048	-	344,048	1,585,008	28,246,503	29,831,511
Extensions, discoveries, and other additions	7,155	-	7,155	12,853	-	12,853
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(195,850)	-	(195,850)	(1,319,660)	(5,342,855)	(6,662,515)
December 31, 2017	1,764,872	-	1,764,872	10,076,608	206,374,235	216,450,843
Revisions of previous estimates	529,546	-	529,546	1,398,946	12,763,295	14,162,241
Extensions, discoveries, and other additions	14,985	-	14,985	12,645	-	12,645
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	(1,126)	-	(1,126)	-	-	-
Production	(183,623)	-	(183,623)	(1,119,667)	(5,591,031)	(6,710,698)
December 31, 2018	2,124,654	-	2,124,654	10,368,532	213,546,499	223,915,031

Proved Developed Reserves

December 31, 2018	2,124,654	-	2,124,654	10,368,532	134,876,499	145,245,031
December 31, 2017	1,764,872	-	1,764,872	10,076,608	174,252,235	184,328,843
December 31, 2016	1,609,519	-	1,609,519	9,798,407	138,511,587	148,309,994

Proved Undeveloped Reserves

December 31, 2018	-	-	-	-	78,670,000	78,670,000
December 31, 2017	-	-	-	-	32,122,000	32,122,000
December 31, 2016	-	-	-	-	44,959,000	44,959,000

	NGL Bbls			Total BOE
	United States	Israel	Total	United States	Israel	Total
December 31, 2015	642,773	244,586	887,359	4,607,968	31,611,758	36,219,726
Revisions of previous estimates	(42,316)	(1,944)	(44,260)	(328,824)	59,614	(269,210)
Extensions, discoveries, and other additions	1,334	-	1,334	16,699	-	16,699
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(76,964)	(6,882)	(83,846)	(528,429)	(857,181)	(1,385,610)
December 31, 2016	524,827	235,760	760,587	3,767,414	30,814,191	34,581,605
Revisions of previous estimates	85,934	39,518	125,452	694,150	4,747,269	5,441,419
Extensions, discoveries, and other additions	1,094	-	1,094	10,391	-	10,391
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
Production	(67,339)	(6,991)	(74,330)	(483,132)	(897,467)	(1,380,599)
December 31, 2017	544,516	268,287	812,803	3,988,823	34,663,993	38,652,816
Revisions of previous estimates	59,219	16,658	75,877	821,922	2,143,874	2,965,796
Extensions, discoveries, and other additions	117	-	117	17,210	-	17,210
Acquisition of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	(1,126)	-	(1,126)
Production	(58,694)	(7,335)	(66,029)	(428,928)	(939,174)	(1,368,102)
December 31, 2018	545,158	277,610	822,768	4,397,901	35,868,693	40,266,594

Proved Developed Reserves

December 31, 2018	545,158	175,610	720,768	4,397,901	22,655,026	27,052,927
December 31, 2017	544,516	226,287	770,803	3,988,823	29,268,326	33,257,149
December 31, 2016	524,827	177,760	702,587	3,767,414	23,263,024	27,030,438

Proved Undeveloped Reserves

December 31, 2018	-	102,000	102,000	-	13,213,667	13,213,667
December 31, 2017	-	42,000	42,000	-	5,395,667	5,395,667
December 31, 2016	-	58,000	58,000	-	7,551,167	7,551,167

(1)

Gas reserves are converted to BOE at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of gas and oil. This rate is not necessarily indicative of the relationship of natural gas and oil prices. Natural gas liquids reserves are converted to BOE on a one-to-one basis with oil.

Extensions, discoveries, and other additions —

The increase in 2018, 2017 and 2016 of the United State reserves is from development of onshore assets, primarily in the Permian Basin.

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

2018 — Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. The United States upward Revisions of Previous Estimates was due to higher average first-day of the month oil, gas, and NGL prices calculated for the 12 months ended December 31, 2018 compared to prices as of December 31, 2017 partially offset by overall decreased production.

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

The Company believes that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

Results of operations from producing activities were as follows for the years ended December 31 (in thousands):

thousands	United States	Israel	Total
December 31, 2018
Revenues	$15,932	$31,036	$46,968
Production costs	9,662	-	9,662
Depreciation, depletion, amortization and accretion	2,755	-	2,755
Income tax expense	808	7,138	7,946
Results of operations from producing activities	$2,707	$23,898	$26,605

thousands	United States	Israel	Total
December 31, 2017
Revenues	$15,109	$28,781	$43,890
Production costs	9,504	-	9,504
Depreciation, depletion, amortization and accretion	3,367	-	3,367
Income tax expense	783	10,073	10,856
Results of operations from producing activities	$1,455	$18,708	$20,163

thousands	United States	Israel	Total
December 31, 2016
Revenues	$12,947	$27,462	$40,409
Production costs	8,922	-	8,922
Depreciation, depletion, amortization and accretion	3,995	-	3,995
Income tax expense	10	9,612	9,622
Results of operations from producing activities	$20	$17,850	$17,870

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

In thousands

	United States	Israel	Total
December 31, 2018
Future cash inflows	$185,185	$1,189,677	$1,374,862
Future development costs	(602)	-	(602)
Future production costs	(92,238)	(485,977)	(578,215)
Future income tax expenses	(10,935)	(161,851)	(172,786)

Future net cash flows	81,410	541,849	623,259
10% annual discount for estimated timing of cash flows	(39,486)	(293,960)	(333,446)

Standardized measure of discounted future net cash flows	$41,924	$247,889	$289,813

	United States	Israel	Total
December 31, 2017
Future cash inflows	$125,464	$1,116,867	$1,242,331
Future development costs	(574)	-	(574)
Future production costs	(67,245)	(432,610)	(499,855)
Future income tax expenses	(2,984)	(157,379)	(160,363)

Future net cash flows	54,661	526,878	581,539
10% annual discount for estimated timing of cash flows	(25,899)	(271,433)	(297,332)

Standardized measure of discounted future net cash flows	$28,762	$255,445	$284,207

	United States	Israel	Total
December 31, 2016
Future cash inflows	$93,228	$976,106	$1,069,334
Future development costs	(670)	-	(670)
Future production costs	(55,554)	(354,305)	(409,859)
Future income tax expenses	-	(186,783)	(186,783)

Future net cash flows	37,004	435,018	472,022
10% annual discount for estimated timing of cash flows	(16,042)	(202,707)	(218,749)

Standardized measure of discounted future net cash flows	$20,962	$232,311	$253,273

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

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2018:

In thousands

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	United States	Israel	Total
2018
Balance at January 1	$28,762	$255,445	$284,207
Sales and transfers of oil and gas produced, net of production costs	(6,551)	(30,613)	(37,164)
Net changes in prices and production costs (1)	11,827	(1,940)	9,887
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	499	-	499
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates (2)	9,419	20,009	29,428
Purchases of minerals in place	-	-	-
Sales of minerals in place	5	-	5
Accretion of discount	2,764	30,583	33,347
Net change in income taxes (3)	(5,631)	9,385	3,754
Change in production rates and other	830	(34,980)	(34,150)

Balance at December 31	$41,924	$247,889	$289,813

2017
Balance at January 1	$20,962	$232,311	$253,273
Sales and transfers of oil and gas produced, net of production costs	(5,630)	(28,781)	(34,411)
Net changes in prices and production costs (1)	8,193	(6,683)	1,510
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	266	-	266
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates (2)	5,764	47,645	53,409
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	1,920	30,088	32,008
Net change in income taxes (3)	(1,570)	(3,828)	(5,398)
Change in production rates and other	(1,143)	(15,307)	(16,450)

Balance at December 31	$28,762	$255,445	$284,207

2016
Balance at January 1	$28,797	$248,886	$277,683
Sales and transfers of oil and gas produced, net of production costs	(4,022)	(27,462)	(31,484)
Net changes in prices and production costs (1)	(2,585)	(26,275)	(28,860)
Changes in estimated future development costs, net of current development costs	-	-	-
Extensions, discoveries, additions, and improved recovery, less related costs	379	-	379
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(1,339)	612	(727)
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Accretion of discount	2,613	33,347	35,960
Net change in income taxes	-	716	716
Change in production rates and other	(2,881)	2,487	(394)

Balance at December 31	$20,962	$232,311	$253,273

(1)

The increase in United States in 2018 and 2017, the increase in Israel in 2018, and the decrease in Israel in 2017 and decrease in both in 2016 were driven primarily by higher and lower, respectively, 12-month average commodity prices. For Israel the commodity prices for the last 12 months are based on actual sales from contractual agreements rather than a market index.

(2)

Revisions of previous quantity estimates in the United States in 2018 and 2017 related to increased economics of the properties with better pricing. For Israel this change in 2018 is related to better pricing and in 2017 relates to increased production estimates upon completion of an additional well.

(3)

The decrease in United States and Israel future tax 2018 and 2017 is related to the decrease in applicable tax rate from 35% to 21% due to the changes in the United States Tax Law effective January 1, 2018 partially offset by projected inability to utilize net operating losses.

Unaudited Quarterly Financial Information

(In Thousands, Except Per Share Data)

Quarter Ended	March 31	June 30	September 30	December 31
2018
Total revenues and other	$17,493	$19,992	$22,846	$21,008
Net income before taxes	6,312	6,169	7,834	3,299
Net income (loss)	4,654	4,383	5,893	1,546
Net loss attributable to noncontrolling interests	(381)	(325)	(285)	(467)
Net income (loss) attributable to Isramco	5,035	4,708	6,178	2,013
Earnings (loss) per share:
Attributable to common stockholders - basic	$1.85	$1.73	$2.27	$0.74
Attributable to common stockholders - diluted	$1.85	$1.73	$2.27	$0.74
Average number common shares outstanding - basic	2,717,648	2,717,648	2,717,648	2,717,648
Average number common shares outstanding - diluted	2,717,648	2,717,648	2,717,648	2,717,648

2017
Total revenues and other	$14,800	$18,379	$16,574	$16,194
Net income before taxes	4,427	6,748	5,052	3,584
Net income (loss)	2,721	4,252	3,180	(35,979)
Net loss attributable to noncontrolling interests	(447)	(384)	(296)	(389)
Net income (loss) attributable to Isramco	3,168	4,636	3,476	(35,590)
Earnings (loss) per share:
Attributable to common stockholders - basic	$1.17	$1.71	$1.28	$(13.11)
Attributable to common stockholders - diluted	$1.17	$1.71	$1.28	$(13.11)
Average number common shares outstanding - basic	2,717,648	2,717,648	2,717,648	2,717,648
Average number common shares outstanding - diluted	2,717,648	2,717,648	2,717,648	2,717,648

2016
Total revenues and other	$12,693	$13,870	$14,422	$13,957
Net income before taxes	345	3,259	4,809	110
Net income (loss)	69	1,947	2,994	(121)
Net loss attributable to noncontrolling interests	(442)	(485)	(379)	(550)
Net income attributable to Isramco	511	2,432	3,373	429
Earnings per share:
Attributable to common stockholders - basic	$0.19	$0.89	$1.24	$0.16
Attributable to common stockholders - diluted	$0.19	$0.89	$1.24	$0.16
Average number common shares outstanding - basic	2,717,648	2,717,648	2,717,648	2,717,648
Average number common shares outstanding - diluted	2,717,648	2,717,648	2,717,648	2,717,648