Form 10-K/A
period 2018-12-31
ISRAMCO INC
filed 2019-04-30
CIK 719209

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

1001 West Loop South Suite 750 Houston Texas 77027

(Address of Principal Executive Offices)

713-621-3882

(Registrant's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐No ☒

As of June 30, 2018, there were 2,717,648 shares of the Registrant’s common stock par value $0.01 per share (“Common Stock”) outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 29, 2018, based on the last sale price of such equity reported on Nasdaq Market, was approximately $90.1 million.

EXPLANATORY NOTE

Isramco, Inc. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 18, 2019. The purpose of this Form 10-K/A, Amendment No. 1, is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4

Item 11.	Executive Compensation	14

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18

Item 13.	Certain Relationships and Related Transactions, and Director Independence	21

Item 14.	Principal Accounting Fees and Services	25

PART IV

Item 15.	Exhibits, Financial Statement Schedules	26

Signatures		28

Certifications

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s directors, their age, positions, and the dates of their initial election or appointment as directors are as follows:

NAME	AGE	Served Since	POSITION
Haim Tsuff	61	1996	Chairman of the Board, Co-Chief Executive Officer and President and Director

Joseph From	66	2010	Director

Max Pridgeon	52	2001	Director

Asaf Yarkoni	43	2011	Director

Frans Sluiter	52	2011	Director

Nir Hasson	42	2014	Director

All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Information with respect to the business experience and affiliation of our directors is set forth below:

Haim Tsuff has been a director of the Company since January 1996 and the Chairman of the Board of Directors and Chief Executive Officer and President since May 1996 (Co-Chief Executive Officer since November 2017). Mr. Tsuff was also appointed President in 2012. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. and Chairman of YHK General Manager Ltd. (which entity effectively controls Equital, J.O.E.L., Naphtha Petroleum, and Naphtha Holdings) and may be deemed to control the Company. Mr. Tsuff brings to our Board significant experience in international business, including the energy industry and finance.

Joseph From was appointed to the Company’s Board of Directors in June 2010. Mr. From is employed as a drilling manager at Star Energy, a UK based energy company with a primary focus on gas storage development and the UK’s second largest onshore oil producer, a position that he has held since June 2007. Prior to joining Star Energy, from August 1998 to April 2007, Mr. From served as General Manager at Equital, an affiliate of the Company, where he was in charge of oil and gas activities and operations, including drilling and production and economic evaluation of oil and gas projects. From 1997 through 1998, he served as Chief Engineer (Oil and Gas division) at the Company where he oversaw drilling on onshore wells in Israel. Mr. From’s petroleum industry background and experience provides the Board with the experience and breadth needed to consider the options that are available in determining drilling/exploration issues.

Max Pridgeon has been a director of the Company since April 2001. Since January of 2016, Mr. Pridgeon operates a business focused on the international trading of antiques. From December 2002 to January 2016, Mr. Pridgeon served as a director and executive officer of Griffin Decorations, a business which he founded. From March 1995 through December 2002, he served as director of MAXIM Wholesale and Marketing Co., a company which he founded. Concurrently, from February 1999, Mr. Pridgeon has also served as a manager of sales for Europe and the Middle East for Blenfin XI, Netherlands, a company that engages in the distribution of wooden picture frames. From April 1996 through January 1999, Mr. Pridgeon served as a property acquisitions consultant to M.A. Realistic Estate, Netherlands, a company engaged in the ownership and management of hotels in the Netherlands. From September 1989 through March 1995, Mr. Pridgeon served as account manager and then export manager at VERNO Holland, a company engaged in the marketing and distribution of oil paintings. Mr. Pridgeon’s experience in managing and overseeing a diversified business practice equip him with the skill set needed by our Board.

Nir Hasson was appointed to the board in August 2014.  Mr. Hasson has more than 15 years of leadership and business experience mainly in the technology sector. Since 2019, Mr. Hasson is a director of business development at Karamba Security, a a software company that focuses on automotive cybersecurity built into embedded software. Before that, Mr. Hasson was employed from 2015 to 2018 in a business development position at Akamai, a company focused on providing cloud based cybersecurity. Prior to Akamai, Mr. Hasson served as Director of Enterprise Sales at TrapX Security from 2014 to 2015, a cybersecurity startup that provides protection against advanced threats. Before that, Mr. Hasson was employed by Jungo LTD, a company that was acquired by Cisco Systems in 2013, and Jungo Connectivity LTD, a spinoff coming from Jungo LTD’s acquisition, in the positions of Director of Business Development from 2013 to 2014 and World Wide Sales Manager from 2010 to 2013. Prior to joining Jungo LTD, Mr. Hasson was employed by Check Point Software Technologies LTD, in the positions of Project Manager from 2007 to 2008, Team Leader from 2006 to 2007 and VoIP Security Engineer from 2005 to 2006.  Mr. Hasson was also employed by Intel Corp as a Software Engineer between 2002 and 2004.  Mr. Hasson’s experience in business development, entrepreneurship, and cybersecurity provide the Board with the experience and skill set needed by our Board.

Frans Sluiter was elected to the board in 2011. Mr. Sluiter is owner and Managing Director with FTS Consulting, an IT strategy consulting firm, where he focuses on energy clients, helping them shape solutions and bringing expertise to solve critical business issues. Prior to joining FTS Consulting, Mr. Sluiter was a Managing Partner with Gartner from May 2015 to June 2016 where he focused on Energy clients, helping them shape solutions and bringing expertise to solve critical business issues. From 2006 to 2015, Mr. Sluiter was employed at Accenture, where he served technology account lead for some of Accenture’s largest Oil and Gas clients, focused on increasing operational productivity through business transformation and integration of technology solutions. Throughout his career, Mr. Sluiter has acquired extensive experience working with clients in the Oil and Gas industry. His broad corporate experience and connections in the industry add to the value he brings to our Board. Frans Sluiter was elected to the board in 2011.

Asaf Yarkoni was appointed to the Company’s Board of Directors in December 2011. Mr. Yarkoni has been employed as the as the Chief Financial Officer of StorOne, a start-up company involved in Storage solutions, since 2013. In addition, Mr. Yarkoni has served as the Chief Financial Officer of Mother’s Choice, a bio-tech startup, since 2014 and as Chief Financial Officer of Quiet Therapeutics, another bio-tech startup, since 2015. From 2018 to 2019, Mr. Yarkoni also served as Chief Executive Officer of Cannassure Therapeutics Ltd. (previously known as Direct Capital Investment Ltd), a TASE traded company focused on the field of extraction of cannabis oils.  Mr. Yarkoni is a certified public accountant with over four years of experience with a “Big Four” accounting firm and, prior to his employment at StorOne he served from 2010 to 2014 as the Integration and Business Development Manager at IBM. From 2007 to 2010, Mr. Yarkoni served as the Chief Financial Officer of Storwize, a start-up company involved in the provision of data compression services that was acquired by IBM in 2010.  Mr. Yarkoni has experience in public accounting and is familiar with the reporting requirements applicable to public companies, both in Israel and in the United States. Mr. Yarkoni brings significant financial and accounting knowledge and expertise to the Corporation and qualifies to serve as an “audit committee financial expert” under the rules of the SEC. Mr. Yarkoni’s experience as a certified public accountant was instrumental in his appointment to stand for election to our Board and is expected to provide our Board with a critical accounting perspective.

The following individuals are not directors but serve as executive officers of the Company and its subsidiaries as of December 31, 2018. Our executive officers, their age, positions, the dates of their initial election or appointment as executive officers, are as follows:

NAME	AGE	POSITION
Edy Francis	42	Co-Chief Executive Officer and Chief Financial Officer

Zeev Koltovskoy	43	Chief Accounting Officer

Anthony James	41	General Counsel and Corporate Secretary

The following describes at least the last five years of business experience of the above named executive officers.

Edy Francis was appointed Co-Chief Executive Officer in November 2017 and has served as Chief Financial Officer since August 2007. From December 2003 through August 2007, Mr. Francis was affiliated with the Tel Aviv based office of Brightman Almagor & Co., Certified Public Accountants and a member firm of Deloitte Touche Tohmatsu where his areas of practice included auditing publicly traded companies, auditing internal controls, and preparing tax assessments.

Zeev Koltovskoy was appointed Chief Accounting Officer in December 2012 after serving as the Company’s Director of Finance.  Prior to joining the Company, Mr. Koltovskoy served as Director of Finance for Israel Oil Company Ltd., an Israeli based affiliate, from June 2010 through August 2012.  Prior to this, Mr. Koltovskoy worked for Allot Communications Ltd. as Assistant Controller and Compliance Manager from July 2009 through June 2010.  From November 2005 through July 2009, Mr. Koltovskoy was employed at Deloitte Brightman Almagor & Company, certified public accountants, where he served in several positions including Audit Manager (August 2008 – July 2009).

Anthony James joined the Company in May 2013 and was appointed Secretary of the Company in August 2013.  Prior to joining the Company, Mr. James was employed at the law firm of Streit, Peterson, Hall & Keeney LLP in Houston, Texas as a partner (2013) and a participating associate (2010 to 2013).  Prior to this, Mr. James was a solo practitioner from 2007 to 2010 where his practice focused on oil and gas related matters.  Mr. James is board certified in Oil, Gas & Mineral Law by the Texas Board of Legal Specialization.

All officers serve at the pleasure of the Board, subject to certain employment and consulting agreements as described more fully above in “Employment/Consulting Agreements”. There are no family relationships between any of the above directors or officers, and there is no arrangement or understanding between any of the above directors and any other person pursuant to which he was selected as a director or officer.

INFORMATION ABOUT THE BOARD OF DIRECTORS

INDEPENDENCE AND MEETINGS

During the fiscal year ended December 31, 2018, the Board met or acted by unanimous written consent on four occasions. The Board does not have a formal policy with respect to Board members’ attendance at annual shareholder meetings, though it encourages directors to attend such meetings.  No director attended the Company’s 2018 Annual Meeting of Shareholders.

The Board of Directors reviewed the independence of each of the Company's directors on the basis of the standards adopted by NASDAQ. During this review, the Board considered transactions and relationships between the Company, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the NASDAQ rules. As a result of this review, the Board of Directors affirmatively determined that each of the Company's directors, other than Mr. Haim Tsuff, are “independent directors” within the meaning of the NASDAQ rules.

BOARD LEADERSHIP STRUCTURE

Mr. Tsuff has served as Chairman, Co-Chief Executive Officer, and President of the Company since 1996.  The Board of Directors believes that its current leadership structure, in which the positions of Chairman and Co-Chief Executive Officer are held by Mr. Tsuff, is appropriate at this time and provides the most efficient and effective leadership for Isramco.  Combining the Chairman and Co-Chief Executive Officer roles fosters clear accountability, effective decision-making and alignment on corporate strategy.  The Company believes that any risks inherent in that structure are balanced by the oversight of our Board of Directors, a majority of which is comprised by independent directors, including the Company’s Lead Independent Director, Max Pridgeon.  Given Mr. Tsuff’s past performance in the roles of Chairman and Co-Chief Executive Officer, at this time the Board believes that combining these positions will continue to provide the appropriate and most effective leadership structure for the Company and does not impair the Board’s ability to continue to practice good corporate governance.

 As noted above, the Board has appointed Max Pridgeon as its Lead Independent Director. The Lead Independent Director chairs the executive sessions of the Board and is the principle liaison between the independent directors and Co-Chief Executive Officers.  The Lead Independent Director is also responsible for and required to participate in the timing of meetings of, and agendas for, Board and Committee meetings, requesting information for and providing information to the independent directors, receiving reports from the Nominating and Governance Committee, and evaluating, along with the Compensation Committee and the Board, the performance of the Co-Chief Executive Officers.

As a result, the Company believes that the Lead Independent Director, along with the other independent directors of the Board, provides significant and appropriate oversight to all activities of the Company and the Board. Further, the Board believes that Mr. Tsuff’s significant holdings in the Company is sufficient motivation to minimize excessive risk taking and aligns his interest in the best interest of the shareholders. Additionally, the Conflict Committee, which is comprised solely of independent directors, was specifically created to review all transactions among the Company and all related parties, including any affiliates of Mr. Tsuff.

The Board recognizes that no single leadership model is right for all companies and at all times and that, depending on the circumstances, other leadership models, such as a separate independent chairperson of the board, might be appropriate. As a result, the Board reviews the Company’s Board leadership structure annually.

GOVERNANCE, BOARD OF DIRECTORS AND BOARD COMMITTEE CHANGES

In 2018, the Board of Directors had four standing committees: the Audit Committee; the Compensation Committee; the Conflict Committee; and the Nominating and Corporate Governance Committee. The Board may also establish additional committees from time to time as necessary.

BOARD OF DIRECTORS

The Board of Directors has established guidelines requiring a majority of directors to be independent, as determined in accordance with the bylaws of the Company and applicable rules of the NASDAQ.  Under such standards, the Board has determined that five of the six directors of the Company (Messrs. From, Pridgeon, Hasson, Sluiter and Yarkoni) are independent directors.  Each of these five directors has also certified their belief that they meet such independence standards and all of the Company’s directors have certified that that they will annually attend at least one Board meeting in person unless specifically excused by the Company’s Chairman. Directors may only serve on a maximum of two other boards of directors of public companies.  During 2018, all of the directors attended at least 75% of the meetings of the Board and on any committee on which such director served.

THE LEAD INDEPENDENT DIRECTOR

In 2012, the Board first elected a “Lead Independent Director,” as such term is defined in the Company’s bylaws and Nominating and Corporate Governance Committee Charter.  In 2018, Max Pridgeon was elected to this position.  The Lead Independent Director chairs the executive sessions of the Board and is the principle liaison between the independent directors and Co-Chief Executive Officers.  The Lead Independent Director also is responsible for or required to participate in the timing of meetings of, and agenda for, Board and Committee meetings, requesting information for and providing information to the independent directors, receiving reports from the Nominating and Governance Committee and evaluating, along with the Compensation Committee and the Board, the performance of the Co-Chief Executive Officers.

AUDIT COMMITTEE

The members of the Audit Committee are Max Pridgeon, Frans Sluiter, Asaf Yarkoni, and Nir Hasson, all of whom are independent directors of the Company.  The Board of Directors has determined that Mr. Pridgeon, Mr. Sluiter, Mr. Hasson and Mr. Yarkoni met the independence criteria set out in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.  The Board determined that Mr. Yarkoni qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee met or acting by unanimous consent six times in 2018. The Audit Committee has a charter.

In 2012, the Board adopted a new charter governing the duties and responsibilities of the Audit Committee, a copy of which is available at our corporate governance webpage at http://www.isramcousa.com/corporate.  The Audit Committee’s primary duties and responsibilities are to:

•           Monitor and review the accuracy and fairness of the Corporation’s financial reports and monitor and ensure the adequacy of the Corporation’s systems of internal controls regarding finance, accounting, and legal compliance;

•           Monitor the independence and performance of the Corporation’s independent auditors; and

•           Provide an avenue of communication between the independent auditors, management, accountants, and the Board of Directors.

The Audit Committee has the authority to conduct or authorize investigations into any matter within the scope of its responsibilities and has direct access to the independent auditors as well as the Company’s employees.  The Audit Committee also has the ability to retain, at the Company’s expense, special legal, accounting, or other consultants or advisors it deems necessary in the performance of its duties or to assist in the conduct of any investigation.

 THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The current members of the Nominating and Corporate Governance Committee are Max Pridgeon, Joseph From, and Haim Tsuff.  The Nominating and Corporate Governance Committee met twice in 2018.   The Nominating and Corporate Governance Committee has a charter, a copy of which is available at our corporate governance webpage at http://www.isramcousa.com/corporate.  By reason of Mr. Tsuff’s service on the Nominating Committee, all of the members of the Nominating Committee were not independent directors within the meaning of the NASDAQ Marketplace Rules. However, Rule 5615 of the NASDAQ Marketplace Rules allows a “Controlled Company” to have a nominating committee that does not consist solely of independent directors. The Company believes that it was a “Controlled Company” in 2018 and continues to be a “Controlled Company” within the meaning of the NASDAQ Marketplace Rules, since, at all times during 2018, a majority of the Company’s shares are controlled by Haim Tsuff, the Company’s Chairman, Co-Chief Executive Officer and President. As a result, the Company maintains its Nominating and Corporate Governance Committee, which does not consist solely of independent directors, in reliance upon NASDAQ Marketplace Rule 5615.

The Nominating and Corporate Governance Committee considers many factors when evaluating candidates for the nomination to the Board, with the goal of fostering a Board of Directors comprised of directors with a variety of experience and backgrounds. Important factors considered as part of the Nominating and Corporate Governance Committee's evaluation include (without limitation): (i) roles and contributions valuable to the business community, (ii) personal qualities of leadership, character and judgment, and whether the candidate possesses and maintains a reputation in the community at large of integrity, trust, respect, competence, and adherence to high ethical standards, (iii) relevant knowledge and diversity of Board members’ background and experience, (iv) whether the candidate has the time required for preparation, participation, and attendance at meetings, and (v) requirements relating to Board and Board committee composition under applicable law and NASDAQ listing standards. Depending upon the Company's then-current needs, certain factors may be weighed more or less heavily than others. In considering candidates for the Board, the Nominating and Corporate Governance Committee will consider the entirety of each candidate's credentials, and does not have any specific minimum qualifications that must be met. However, the Nominating and Corporate Governance Committee does believe that all members of the Board should have the highest character and integrity and sufficient time to devote to Company matters.

In addition to considering candidates proposed by officers or other directors of the Company as candidates for nomination as a director, the Nominating and Corporate Governance Committee considers persons recommended by shareholders.  In evaluating candidates proposed by shareholders, the Nominating Committee uses the same selection criteria as it uses to evaluate other potential nominees. Recommendations should be submitted by shareholders to the Secretary of the Company. Each recommendation should include a personal biography of the suggested candidate, an indication of the background or experience that qualifies such person for consideration, and a statement that such person has agreed to serve if nominated and elected. shareholders who wish to nominate a person for election to the Board themselves, rather than recommending a candidate to the Nominating and Corporate Governance Committee for potential nomination by the Board of Directors, must comply with applicable law. For additional information, see “Shareholder Proposals” below.

While the Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity, the Board and the Nominating and Corporate Governance believe that it is essential that Board members represent diverse business backgrounds and experience. A background in or experience with the oil & gas industry is desirable, but not a precondition to nomination.  In considering candidates for the Board, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials in the context of these standards.  We believe that the backgrounds and qualifications of our directors, considered as a group, should and do provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

 In addition, the Nominating and Governance Committee reviews the advisability of a director’s continued service on the Board when the director’s principal occupation or business association changes, or when circumstances arise which may raise questions about the director’s continuing qualifications in relation to the Board membership criteria referred to above. In addition, the Nominating and Corporate Governance Committee: (i) reviews the resignation of any director, (ii) reviews the Board’s committee structure and recommends to the Board the appointment of committee members and chairs, (iii) defines and articulates the Company’s overall corporate governance structures, including the development and recommendation to the Board of the Company’s Corporate Governance Guidelines, (iv) reviews the Company’s Corporate Governance Guidelines periodically, and recommends changes as necessary to reflect sound governance practices, and (v) reviews the Company’s positions and practices on significant issues of corporate public responsibility, such as protection of the environment and philanthropic contributions.

CONFLICT COMMITTEE

The Conflict Committee consists of Asaf Yarkoni and Max Pridgeon, two independent directors.  Although the Conflict Committee does not have a written charter, its duties are identified and reflected in Company’s bylaws.  Before any transaction between the Company and any officer or director of the Company, or between the Company and any entity controlled by or affiliated with an officer or director, may be approved and entered into by the Company, such transaction must first be submitted for approval by the Conflict Committee.  The Conflict Committee has, except as may be otherwise specified by the Board by unanimous written consent, all the power and authority of the Board of Directors in connection with approving and authorizing proposed transactions between the Company and any officer or director or entity controlled by or affiliated with any officer or director.  In that role, the Conflict Committee has reviewed and approved sales of Company Common Stock to related parties, as well as all affiliated financing arrangements with related parties (see Item 13 below). The Conflict Committee met or acted by unanimous twice in 2018 and there have been no related party transactions in 2018 which were not reviewed by the Conflict Committee.

The Company has written guidelines through which the Conflict Committee reviews related party transactions. Under our guidelines, a related person is a director, executive officer, director nominee, or beneficial owner of more than 5% of the Company’s Common Stock or any immediate family member of one of the foregoing persons. A related party transaction is any financial transaction, arrangement, or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements, or relationships in which the Company (and/or any of its subsidiaries) is a party and in which the related person has or will have a direct or indirect material interest. In determining whether a direct or indirect interest is material, the significance of the information to the Company and its investors in light of all circumstances is considered. The importance of the interest to the person having the interest, the relationship of the parties to the transaction with each other, and the amount involved are among the factors considered in determining the significance of the information to investors

COMPENSATION COMMITTEE

The current members of the Compensation Committee are Frans Sluiter, Nir Hasson, and Asaf Yarkoni, all of whom are independent directors.  The Compensation Committee is responsible for reviewing the compensation arrangements in effect for the Company's executive officers, including the Company’s Named Executed Officers.  The Compensation Committee met once in 2018. The Compensation Committee has a charter, a copy of which is available at our corporate governance webpage at http://www.isramcousa.com/corporate.

The Compensation Committee sets compensation policy and administers the Company’s compensation programs for the purpose of attracting and retaining skilled executives who will promote the Company’s business goals and build shareholder value. The Compensation Committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company’s Named Executive Officers, including stock compensation and bonuses.

The Compensation Committee also reviews and recommends to the Board for approval compensation arrangements for the Company’s other executive officers, key employees and non-employee directors. The Compensation Committee recommends all compensation awards (including incentive compensation awards), which are then subject to Board review and approval.  Mr. Tsuff, the Co-Chief Executive Officer and President, recommends to the Compensation Committee the goals, objectives and compensation for all executive officers (including the Named Executive Officers) and key employees, except himself, and responds to requests for information from the Compensation Committee. Our Co-Chief Executive Officers have no role in approving their own compensation. The Compensation Committee periodically reviews and recommends the compensation of non-employee directors. The Compensation Committee does not delegate its authority and has the sole responsibility of retaining outside counsel or other consultants for the purpose of executing its mandate.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is intended to provide you with a detailed description of the Company’s executive compensation philosophy and objectives, the compensation decisions that the Company’s Compensation Committee has made pursuant to those objectives and the factors considered in making those decisions. The Company’s compensation program for senior executives is governed by the Compensation Committee, which determines the compensation of all of the Company’s executive officers.  We note that the Compensation Committee does not tie compensation to any performance metric targets of the Company and, accordingly, sets compensation through a discretionary approach based on factors that are discussed herein below. This discussion and analysis focuses on the Company’s named executive officers – the Company’s (i) Chairman, Co-Chief Executive Officer and President, (ii) Co-Chief Executive Officer (formerly Senior Vice President) and Chief Financial Officer, (iii) Chief Accounting Officer, and (iv) General Counsel and Secretary.

Compensation Philosophy and Objectives

The primary objectives of our market based compensation program for Haim Tsuff, Chairman of the Board, Co-Chief Executive Officer and President; Edy Francis, Co-Chief Executive Officer and Chief Financial Officer; Zeev Koltovskoy, Chief Accounting Officer; and Anthony James, General Counsel and Secretary (collectively the  “Named Executive Officers”) were and are to attract and retain qualified and experienced executive talent, provide appropriate incentives for the Named Executive Officers to apply their efforts in such a way that supports our financial performance objectives and business strategy, and to align their incentives with enhancement of shareholder value. In particular, our compensation program for Named Executive Officers is designed to reward superior job performance and individual initiative to help increase the Company's oil and gas reserves, production rates, earnings per share and to manage operating costs.  Approximately 97% of the shares of Common Stock present at the Company’s 2017 annual meeting of Shareholders voted in favor of the Company’s executive compensation. The Company believes that its compensation philosophy and objectives align with the latest shareholder advisory vote on compensation by incorporating the sentiment of the shareholder advisory vote into decision making regarding the objectives and goals of the Company’s compensation program. This consideration of the shareholder sentiment was utilized in determining discretionary cash bonuses and setting salaries for Named Executive Officers.

The Compensation Committee is developing metrics by which executive cash incentives and stock-related incentives will be awarded through the Company's incentive plans. In that effort, the Compensation Committee seeks to compensate the Company's Named Executive Officers so that their aggregate cash and equity compensation is adequate to attract and retain qualified and experienced executive talent, provide appropriate incentives for the Named Executive Officers to apply their efforts in such a way that supports our financial performance objectives and business strategy, and to align their incentives with enhancement of shareholder value. To date, the Company has not issued any stock-related incentives to its Named Executive Officers, and instead relies solely upon cash compensation with respect to its Named Executive Officers.

Role of the Compensation Committee, its Consultants and Management

The Company’s Board has entrusted the Compensation Committee to carry out the Board's overall responsibility relating to the compensation of our Named Executive Officers. Our Co-Chief Executive Officer and President also play an important role in the executive compensation process, in overseeing the performance and dynamics of the executive team and generally keeping the Compensation Committee informed of business objectives and the performance of the Named Executive Officers other than the Co-Chief Executive Officer and President. All final approvals regarding the Named Executive Officers' compensation remain with the Compensation Committee. Finally, the Company or the Compensation Committee may retain an independent consulting firm and/or legal counsel experienced in executive and overall compensation practices and policies to assist the Compensation Committee in calibrating the form and amount of executive compensation.  No such consulting firms or legal counsel were engaged by the Company or the Compensation Committee in 2018.

The Compensation Committee, together with the assistance and recommendation of our Co-Chief Executive Officer and President, and other advisors deemed appropriate by the Compensation Committee, typically reviews and discusses each particular executive compensation component presented and approves the compensation of the other Named Executive Officers. In the case of our Co-Chief Executive Officer and President, the Compensation Committee, together with the full Board and the Lead Independent Director (Max Pridgeon), reviews and discusses each compensation component (together with compensation consultants and any counsel, other advisors or members of management deemed appropriate by the Compensation Committee). Following this review, the Compensation Committee sets the salary and other compensation of our Co-Chief Executive Officer and President.

Market Analysis

When making compensation decisions, the Compensation Committee considers comparative compensation information of select peer and industry companies as a reference in its review and approval of compensation for the Named Executive Officers. This review is done with respect to both the structure of our executive compensation program as well as the targeted amount of compensation. The Company has selected the following companies as peers for such review:

VANGUARD NATURAL RESOURCES

MEMORIAL PRODUCTION PARTNERS LP

EXCO RESOURCES INC.

CALLON PETROLEUM COMPANY

APPROACH RESOURCES

CONTANGO OIL & GAS COMPANY

PETROQUEST ENERGY INC.

GASTAR EXPLORATION LIMITED (USA)

MID-CON ENERGY PARTNERS LP

TRANSATLANTIC PETROLEUM

SANCHEZ PRODUCTION PARTNERS LLC

ABRAXAS PETROLEUM CORP

STONE ENERGY CORP.

PRIMEENERGY CORPORATION

Because the comparative compensation information is just one of the several analytic tools that are used in setting executive compensation, the Compensation Committee has discretion in determining the nature and extent of its use of any or all of the compensation information of the comparative companies. When exercising its discretion, the Compensation Committee may consider factors such as the nature of officer's duties and responsibilities as compared to the corresponding position in the peer companies, the experience and value the officer brings to the role, the officer's performance results, demonstrated success in meeting key financial and other business objectives and the amount of the officer's pay relative to the pay of his or her peers within our company.

Elements of Executive Compensation

Setting Executive Compensation in 2018

Base Salary. The base salary of each Named Executive Officer is reviewed annually by the Compensation Committee. The Company’s Chairman, Co-Chief Executive Officer and President recommends salary increases for the other Named Executive Officers (but does not provide any recommendation with respect to his own compensation), which are reviewed and approved by the Compensation Committee.

For 2018, the primary factor in determining the amount of increase in base salary was the Compensation Committee's subjective assessment of individual performance of each of our Named Executive Officers. The Compensation Committee also reviewed the comparative compensation data discussed above to assess the reasonableness of the base salary amounts in light of the officer's duties and responsibilities as compared to similarly situated officers in the peer group. The following table reflects annualized base salary amounts for the Named Executive Officers for 2018, 2017 and 2016:

Name	2018 Base Salary	2017 Base Salary	2016 Base Salary
Haim Tsuff	$360,000	$360,000	$360,000
Edy Francis	110,000	110,000	110,000
Zeev Koltovskoy	80,000	80,000	80,000
Anthony James	175,000	175,000	175,000

Annual Cash Incentive Compensation.

In connection with its review of the performance of each of the Named Executive Officers, the Compensation Committee specifically considered each executive's leadership in the performance of his duties and within the Company as a whole.  While no specific performance goals or metrics were set out for any Named Executive Officer with regard to annual cash incentive compensation, the Compensation Committee also considered the difficulty of each Named Executive Officer’s duties in light of the challenging and competitive nature the Company’s operations and the overall economy. The following is a discussion of the material factors the Compensation Committee considered in assessing each Named Executive Officer's contribution and achievement in the performance of his or her individual duties:

●     Haim Tsuff: In assessing Mr. Tsuff’s performance, the Compensation Committee, together with the Lead Independent Director, considered the leadership and strategic vision that Mr. Tsuff provides for the continued growth of the Company as Co-Chief Executive Officer and President. As a result of his significant ownership position in the Company, the Company believes that Mr. Tsuff’s objectives are closely aligned with those of our shareholders.

●     Edy Francis: In assessing Mr. Francis’ performance, the Compensation Committee, together with the Lead Independent Director, considered his role as Co-Chief Executive Officer and Chief Financial Officer, including his management of financial restructuring and accounting management that impacted the Company's business.

●     Zeev Koltovskoy: In assessing Mr. Koltovskoy’ performance, the Compensation Committee considered his role as Chief Accounting Officer, including his familiarity with Sarbanes-Oxley compliance procedures and accounting management that impacted the Company's business.

●     Anthony James:  In assessing Mr. James’s performance, the Compensation Committee considered his role as in-house counsel, and his roles in Land and Human Resources, including his management of issues that impacted the Company’s business.

The following chart presents information about the awards earned by each of the Named Executive Officers as a result of the Compensation Committee’s review of the performance of each of the Named Executive Officers:

Named Executive Officer	2018 Incentive Payout as a % of Base Salary	$ Amount Earned
Haim Tsuff	0%	0
Edy Francis	155%	170,000
Zeev Koltovskoy	53%	42,500
Anthony James	31%	55,000

For more information on total compensation paid to our Named Executive Officers, see “Executive Compensation and Related Information— 2018 Summary Compensation Table.”

Compensation Policies

Adjustment or Recovery of Awards upon Restatement of Company Performance. The Company does have a formal policy requiring its Named Executive Officers to return cash and equity incentive awards if the relevant metrics upon which the awards are based are ever restated or otherwise adjusted in a manner that would reduce the size of an award or payment.  The Company also has a provision in its employment contracts with Named Executive Officers allowing the company to force the return of any cash and equity incentive awards if the relevant metrics upon which the awards are based are ever restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

Stock Ownership Guidelines. The Company has no stock ownership guidelines for its Named Executive Officers or for its Directors.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A with management. Based on the Compensation Committee's review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by the Compensation Committee.

Frans Sluiter – Chairman

Nir Hasson

Asaf Yarkoni

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Frans Sluiter, Nir Hasson, and Asaf Yarkoni served on the Compensation Committee in 2018. No member of the Compensation Committee has served as one of our officers or employees at any time.  No member of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

TRADING COMPLIANCE CONTROL COMMITTEE

The Company has a committee consisting of Edy Francis, the Company’s Co-Chief Executive Officer and Chief Financial Officer, and Anthony James, the Company’s General Counsel and Secretary, both of whom are Named Executive Officers, and such committee is responsible for ensuring compliance with the Company’s stock trading and market communication policy.  The Trading Compliance Control Committee is not a committee of the Board, but instead provides a monitoring and reporting function to the Board.

CODE OF BUSINESS ETHICS AND CONDUCT

The Company has adopted a Code of Business Ethics and Conduct (the "Code of Conduct") that applies to all of its employees. A copy of the Code of Conduct was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. If the Company makes any substantive amendment to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver. The Code of Conduct has been filed with the SEC as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Although the Company does not have formal procedures for Stockholder communication with the Board of Directors, stockholders of the Company are encouraged to communicate directly with the members of the Board. Persons interested in communicating their concerns or issues to the independent directors may address correspondence to a particular director, or to the independent directors generally in care of the Co-Chief Executive Officer and President and Chairman of the Board, Mr. Haim Tsuff. If no particular director is named, correspondence will be forwarded, depending on the subject matter, to the Chairman of the Audit Committee. Company personnel will not screen or edit such communications and will forward them directly to the intended member of the Board.

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

Item 11.  Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Haim Tsuff	2018	$360,000	$-	$-	$-	$-	$-	$-	$360,000
Chairman, Co-Chief Executive Officer, President	2017	360,000	-	-	-	-	-	-	360,000
	2016	360,000	-	-	-	-	-	-	360,000

Edy Francis (2)	2018	110,000	170,000	-	-	-	-	57,275	337,275
Co-Chief Executive Officer, Chief Financial Officer (formerly Senior Vice President)	2017	110,000	165,000	-	-	-	-	55,231	330,231
	2016	110,000	125,000	-	-	-	-	55,597	290,597

Zeev Koltovskoy (3)	2018	80,000	42,500	-	-	-	-	38,385	160,885
Chief Accounting Officer	2017	80,000	42,500	-	-	-	-	33,808	156,308
	2016	80,000	40,000	-	-	-	-	33,877	153,877

Anthony James (4)	2018	175,000	55,000	-	-	-	-	11,339	241,339
General Counsel & Secretary	2017	175,000	50,000	-	-	-	-	10,538	235,538
	2016	175,000	47,500	-	-	-	-	9,265	231,675

(1)          “All Other Compensation” is mainly composed of contributions to the Company’s 401(K) plan and contributions to employee benefit plans, such as medical, dental, vision, short term disability, long term disability, voluntary life, and dependent life. In addition, certain specific allowances (e.g., cellular phones, plane tickets) specifically identified in an Executive’s employment agreement with the Company are also included in this category.

(2)           Mr. Francis was elevated to the position of Co-Chief Executive Officer in November 2017 and continues to serve as the Company’s Chief Financial Officer, a position he has held since 2007. Upon elevation to Co-Chief Executive Officer, Mr. Francis resigned his title of Senior Vice President. In the category of “All Other Compensation,” in 2018, Mr. Francis received $21,355 in medical insurance benefits; $20,400 as housing allowance; $3,736 as car allowance; $5,500 in employer contributions to the Company’s 401(K) plan; $1,200 as cellular phone service allowance; and de minimis Company contributions toward dental, vision and life insurance benefits. In 2017, Mr. Francis received $22,495 in medical insurance benefits; $20,400 as housing allowance; $3,736 as car allowance; $5,500 in employer contributions to the Company’s 401(K) plan; $1,200 as cellular phone service allowance; and de minimis Company contributions toward dental, vision and life insurance benefits. In 2016, Mr. Francis received the following: $21,986 in medical insurance benefits; $18,602 as housing allowance; $3,736 as car allowance; $5,500 in employer contributions to the Company’s 401(K) plan; $1,200 as cellular phone service allowance; and de minimis Company contributions toward dental, vision and life insurance benefits.

(3)          In the category of “All Other Compensation,” Mr. Koltovskoy received the following in 2018: $10,132 in medical insurance benefits; $14,052 as housing allowance; $7,800 as car and fuel allowance; $3,743 in employer contributions to the Company’s 401(K) plan; $1,200 as cellular phone service allowance; and de minimis Company contributions toward dental, vision and life insurance benefits. In 2017, Mr. Koltovskoy received $6,622 in medical insurance benefits; $14,052 as housing allowance; $7,800 as car and fuel allowance; $4,000 in employer contributions to the Company’s 401(K) plan; $1,200 as cellular phone service allowance; and de minimis Company contributions toward dental, vision and life insurance benefits. In 2016, Mr. Koltovskoy received $6,454 in medical insurance benefits; $14,052 as housing allowance; $7,800 as car and fuel allowance; $4,000 in employer contributions to the Company’s 401(K) plan; $1,200 as cellular phone service allowance; and de minimis Company contributions toward dental, vision and life insurance benefits.

(4)          In the category of “All Other Compensation,” all benefits reflected for Mr. James in 2018 are $1,200 as cellular phone service allowance, $8,750 employer contributions to the Company’s 401(K) plan, and de minimis Company contributions life and disability insurance benefits. In 2017, Mr. James received $1,200 as cellular phone service allowance, employer contributions to the Company’s 401(K) plan, and de minimis Company contributions life and disability insurance benefits. For 2016, “All Other Compensation,” reflects employer contributions to the Company’s 401(K) plan, and de minimis Company contributions life and disability insurance benefits.

EMPLOYMENT/CONSULTING AGREEMENTS

The base salary received by Mr. Tsuff, the Company’s Chairman of the Board, Co-Chief Executive Officer, and President, through May 31, 2020 is governed the Consulting Agreement between the Company and Goodrich Global Ltd. (“Goodrich”), a company owned and controlled by Mr. Tsuff.  The Company and Goodrich entered into a Consulting Agreement dated effective June 1, 2014 (the “Consulting Agreement”), which replaced a previous agreement between the parties. The Consulting Agreement provides payments pay to Goodrich of $360,000 per annum in installments of $30,000 per month, in addition to reimbursing Goodrich for all reasonable business expenses, including automobile expenses, incurred by Mr. Tsuff in connection with services rendered on behalf of the Company, in exchange for management services performed by Mr. Tsuff as the Company’s Chairman, Co-Chief Executive Officer, and President. The Consulting Agreement had an initial term through May 31, 2017, and was automatically extended by its terms for an additional three-year period through 2017. The Consulting Agreement automatically extends by its terms for a successive three-year period after the expiration of each prior three-year period, unless the Company or Goodrich has elected otherwise prior to the expiration of such period.  No such notice was given by either party in 2017, and the Consulting Agreement is extended through May 31, 2020. The Consulting Agreement also contains certain customary confidentiality and non-compete provisions.

On November 3, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Edy Francis after Mr. Francis was appointed to serve as the Company’s Co-Chief Executive Officer while remaining the Company’s Chief Financial Officer. Mr. Francis resigned his position as Senior Vice President. The Employment Agreement replaces the former employment agreement between the Company and Mr. Francis that expired on May 31, 2017. The Employment Agreement provides for a term of three (3) years and the following compensation and benefits: (i) an annual base salary of no less than $110,000 per year, subject to periodic review and adjustment by the Compensation Committee of the Board; (ii) eligibility for an additional bonus and to participate in any profit sharing, option or other similar plan to the extent and on the same basis as may be awarded other officers of the Company; and (iii) reimbursement of certain reasonable business expenses, together with automobile, cell phone, housing, and travel allowances. The Company may terminate the term of employment of Mr. Francis under the Employment Agreement for any reason, or for Cause, Permanent Disability (each as defined in the Employment Agreement) or death, upon 120 days prior written notice to Mr. Francis (the “Required Notice Period”). Mr. Francis may terminate his term of employment only for Good Reason (as defined in the Employment Agreement) upon 120 days prior written notice to the Company. If the Company terminates the term of employment of Mr. Francis for Cause, Permanent Disability or death, Mr. Francis is entitled to receive his base salary on a pro rata basis and all unreimbursed expenses through the effective time of the termination. If the Company terminates the term of employment of Mr. Francis without Cause, or due to Permanent Disability or death, or Mr. Francis terminates his term of employment for Good Reason, Mr. Francis is entitled to receive a lump severance payment (the “Severance Payment”), in addition to his base salary on a pro rata basis and all unreimbursed expenses through the effective time of the termination. Further, in the event that the Company terminates Mr. Francis prior to the Required Notice Period, Mr. Francis is entitled to receive his base salary on a pro rata basis plus the value of all other benefits that he would have received during the Required Notice Period, less the actual notice given by the Company. If the Company determines not to renew Mr. Francis’s term of employment after November 2, 2020, on at least the same terms as set forth in the Employment Agreement, Mr. Francis is also entitled to receive the aforementioned Severance Payment. The Employment Agreement also includes certain customary representations, warranties, and covenants, including non-disclosure covenants.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Except as described under the agreements listed above, there are no payments or other obligations in the event of termination or change-in-control.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Co-Chief Executive Officers.

For fiscal year 2018, the median of the annual total compensation of all of our employees (other than our Co-Chief Executive Officers) was $43,000. The 2018 annual total compensation of Haim Tsuff, the Company’s Chairman of the Board, Co-Chief Executive Officer and President, as reported in the Summary Compensation Table, was $360,000. The 2018 annual total compensation of Edy Francis, the Company’s Co-Chief Executive Officer and Chief Financial Officer, as reported in the Summary Compensation Table, was $337,275. Based on this information, each of our Co-Chief Executive Officer’s 2018 annual total compensation was approximately 8 times that of the median of the 2018 annual total compensation of all of our employees (other than our Co-Chief Executive Officers).

We selected December 31, 2018 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our employees (other than our Co-Chief Executive Officers) for 2018. To identify our median employee, we compared the total wage compensation for all full-time, part-time, temporary and seasonal employees, excluding our Co-Chief Executive Officers, as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 as of December 31, 2018. Wages and salaries were then annualized for full-time employees that were not employed by us for the entire fiscal year. Other than the foregoing, we did not make any assumptions, adjustments, or estimates with respect to our employees’ total wage, and used this consistently applied compensation measure to identify our median employee.

We believe that the foregoing pay ratio is a reasonable estimate calculated in a manner consistent with the SEC’s pay ratio disclosure rules. The SEC’s pay ratio disclosure rules permit the use of estimates, assumptions, and adjustments, and the SEC has acknowledged that pay ratio disclosures may involve a degree of imprecision. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the CEO pay ratio, and other companies may use assumptions and methodologies that are different from those used by us in calculating their CEO pay ratio. Accordingly, the CEO pay ratio disclosed by other companies may not be comparable to our CEO pay ratio as disclosed above.

DIRECTOR COMPENSATION:

The following table sets forth information concerning the fees of our directors for the fiscal year ended December 31, 2018:

	FEES	OPTION
	EARNED	AWARDS	TOTAL
NAME (1)	($)	($) (2)	($)
Joseph From	$6,000	--	$6,000
Max Pridgeon	$53,500	--	$53,500
Nir Hasson	$51,000	--	$51,000
Asaf Yarkoni	$53,000	--	$53,000
Frans Sluiter	$13,500	--	$13,500

For 2018, compensation for all non-employee directors generally consisted of (i) $1,500.00 per Board meeting or meetings of the Audit Committee, Nominating Committee, Compensation Committee, or Conflict Committee attended by a non-employee director and (ii) $500.00 per special action taken by unanimous written consent by the Board or by the Audit Committee, Nominating Committee, Compensation Committee, or Conflict Committee on which the non-employee director is a member. Messrs. Pridgeon, Hasson, Yarkoni, and Sluiter received additional compensation for their service on a special committee formed by the Board. Isramco does not pay its employee directors for Board service in addition to such employee’s regular compensation.

Stockholder Matters.

Item 12.    SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information, as of the Record Date, concerning the ownership of the Company’s Common Stock by (a) each of the Company's directors, (b) the Company’s Co-Chief Executive Officer and President, Co-Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer, General Counsel & Corporate Secretary, and former Legal Counsel and Corporate Secretary (the “Named Executive Officers”), (c) all current directors, executive officers of the Company as a group; and (d) each person who beneficially owns more than five percent of the Company’s Common Stock.

	Amount and Nature of
Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)		Percent of Class (2)
Haim Tsuff, Chairman, Co-Chief Executive Officer and President	1,984,196	(3)(4)(5)	73.01%

United Kingsway Ltd.	1,922,517	(4)(5)	70.74%

YHK Investment L.P.	1,922,517	(4)(5)	70.74%

Equital Ltd.	1,922,517	(4)(5)	70.74%

J.O.E.L. Jerusalem Oil Exploration Ltd.	1,922,517	(4)(5)	70.74%

Naphtha Israel Petroleum Corporation, Ltd.	1,922,517	(4)(5)	70.74%

Naphtha Holding Ltd.	1,592,841	(4)	58.61%

I.O.C.- Israel Oil Company, Ltd	329,676	(5)	12.13%

Naphtha Exploration LP (6)	-		-

Joseph From, Director	-		-

Max Pridgeon, Director	-		-

Frans Sluiter, Director	-		-

Asaf Yarkoni, Director	-		-

Nir Hasson, Director	-		-

Edy Francis, Chief Financial Officer	-		-

Zeev Koltovskoy, Co-Chief Executive Officer and Chief Accounting Officer	-

Anthony James, General Counsel & Secretary	-

All directors and executive officers as a group	1,984,196	(1-6)	73.01%

(1) Unless otherwise specified, the address of such person is c/o Isramco, Inc., 1001 West Loop South, Suite 750, Houston, Texas 77027.

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

(3) Haim Tsuff, the Company’s Chairman of the Board, Co-Chief Executive Officer and President, holds directly 61,679 shares of the Company.  Also, as described in Note 4 and 5 below, he may be deemed to control an additional 1,922,517 shares of Common Stock.

 (4) Naphtha Israel Petroleum Corporation Ltd. (“Naphtha Petroleum”), an Israeli public company whose shares are listed on the Tel Aviv Exchange, holds all of the outstanding voting shares of Naphtha Holding Ltd. (“Naphtha Holding”), a private Israeli company.  Haim Tsuff, the Company’s Chairman of the Board, Co-Chief Executive Officer and President, may be deemed to beneficially own any shares held by Naphtha Holding within the meaning of Rule 13d-3 of the Exchange Act, by virtue of the control that he exercises over Naphtha Petroleum.  The nature of Mr. Tsuff’s control over Naphtha Petroleum is described in the succeeding paragraphs. The address of Naphtha Petroleum and Naphtha Holding is 8 Granit Street, P. O. Box 10188, Petach Tikva, 49002 Israel.

Mr. Tsuff holds all of the outstanding voting shares of United Kingsway Limited (“United Kingsway”), a Bahamian private company.  He also serves as the sole director of United Kingsway.  United Kingsway holds 74% of the outstanding membership interests in each of YHK Investment L.P. (“YHK LP”), an Israeli limited partnership and YHK General Manager Ltd. (“YHK Manager”), a private Israeli company that serves as the general partner of YHP LP.   YHK LP holds 44.5% of the outstanding voting securities of Equital Ltd. (“Equital”), an Israeli public company listed on the Tel Aviv Exchange. The address of United Kingsway is Spaarneweg 14, Cruquius 2142 EN, The Netherlands. The address of YHK LP and YHK Manager is 8 Granit Street, P. O. Box 10188, Petach Tikva, 49002 Israel. The address of Equital is 8 Granit Street, P. O. Box 10188, Petach Tikva, 49002 Israel.

Equital holds 37% of the outstanding voting securities of Jerusalem Oil Exploration Ltd. (“J.O.E.L.”), an Israeli public company.

J.O.E.L. holds 65% of the outstanding voting securities Naphtha Petroleum which, as noted above, holds all of the outstanding voting securities of Naphtha Holding and also controls Israel Oil Company Ltd., an Israeli private company (“I.O.C.”). The address of J.O.E.L. is 8 Granit Street, P. O. Box 10188, Petach Tikva, 49002 Israel.

The 1,592,841 shares of Common Stock noted in the table above are held in the name of Naphtha Holding and 329,676 shares are held in the name of I.O.C.  None of United Kingsway, YHP LP, YHK Manager, Equital or J.O.E.L. holds, directly, any shares of the Company’s Common Stock. However, due to the controlling ownership structure described above, each of these entities may be deemed to beneficially own such shares.

(5)  Haim Tsuff, the Company’s Chairman of the Board, Co-Chief Executive Officer and President, may be deemed to control the 329,676 shares of the Company’s Common Stock held directly by I.O.C.- Israel Oil Company Ltd., an Israeli private company (“I.O.C.”) through control of J.O.E.L. and Naphtha Petroleum, which in turn control I.O.C. The address of I.O.C. is 8 Granit Street, P. O. Box 10188, Petach Tikva, 49002 Israel.  Mr. Tsuff’s control of J.O.E.L. and Naphtha Petroleum is more particularly described in footnote (4) above.

(6)  Haim Tsuff, the Company’s Chairman of the Board, Co-Chief Executive Officer and President, may be deemed to control Naphtha Exploration LP., an Israeli limited partnership listed on the Tel Aviv Exchange, through control of its general partner, Naphtha Partnerships Management Ltd. In December 2016, Naphtha Exploration LP sold 7,804 shares of the Company’s Common Stock that it held directly, and after such sale transaction Naphtha Exploration does not hold any shares of the Company’s Common Stock directly. The address of Naphtha Exploration LP is 8 Granit Street, P. O. Box 10188, Petach Tikva, 49002 Israel. Naphtha Exploration LP merged with and into Isramco Negev 2, limited partnership, a company affiliated by common ownership.

EQUITY COMPENSATION PLAN INFORMATION

On December 30, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan the (“2011 Plan”).  The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2011 Plan (or with respect to which awards may be granted) is 200,000 shares.

Independent members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates, are eligible to receive awards under the 2011 Plan. The selection of participants is within the sole discretion of the Compensation Committee.

Our Compensation Committee may grant nonqualified stock options to purchase shares of our Common Stock to any eligible participant and incentive stock options to purchase shares of our Common Stock only to eligible employees. The Compensation Committee determines the number of shares of our Common Stock subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a 10.0% shareholder, the exercise price, the vesting schedule, if any, and the other material terms of each option.  The Compensation Committee may also award shares of restricted stock and subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock units, and deferred stock units under the 2011 Plan that are payable in cash or denominated or payable in or valued by shares of our common stock or factors that influence the value of such shares.

The Company has not issued any awards under its 2011 Plan.

The following table sets forth information as of December 31, 2018 with respect to the Company's equity compensation plan that has been approved by its shareholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)-(c)

Equity compensation plan approved by security holders	--	--	200,000
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	200,000

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who beneficially own more than 10% of the Company’s Common Stock (collectively, the "Reporting Persons") to file certain reports regarding ownership of, and transactions in, the Company's Common Stock with the SEC.  These officers, directors and shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC.

Based solely on review of the copies of such forms received by the Company with respect to 2018, the Company believes that all of the filing obligations of officers, directors and 10% shareholders under Section 16(a) during 2018 have been fulfilled.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Loans:

Deutsche Bank Facility

On May 18, 2015, Tamar Royalties LLC (“Tamar Royalties”), a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. The DB Facility provides for borrowings in the amount of $120,000,000 on a committed basis and is secured by, among other things, an overriding royalty interest in the Tamar Field, a natural gas field in the Mediterranean Sea, equal to 1.5375%, but is subject to increase to 2.7375% upon the Tamar project payout (the “Royalty Interest”). In connection with the DB Facility, and pursuant to a royalties sale and contribution agreement, the Company contributed the Royalty Interest to Tamar Royalties in exchange for all of the ownership units of Tamar Royalties. Pursuant to the terms of its governing documents, Tamar Royalties will be managed by N.M.A. Energy Resources Ltd., a related party of the Company, and an independent manager, Donald J. Puglisi. As consideration for its management of Tamar Royalties LLC, the Company pays twenty thousand dollars ($20,000) per month to N.M.A. Energy Resources Ltd. As noted herein, the Company owns all of the ownership interests in Tamar Royalties, subject to its management by the aforementioned parties. All overriding royalty payments received in Tamar Royalties LLC are paid by Isramco Negev 2, Limited Partnership, a company affiliated by common ownership.

On June 27, 2015, the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt discussed below. The final payment totaled $101,022,000, which included loan principal payments totaling $93,395,000, and interest payments totaling $7,267,000. The remaining portion of the payment equal to $360,000 repaid related party payables. As result, all such related party debt was repaid.

As noted in the Company’s 10-K filed on March 18, 2018, with regard to the payout of the Tamar Field, a disagreement between Tamar Royalties and Isramco Negev 2 Limited Partnership has emerged as to whether certain items may be included in the calculation of payout. The disagreement largely stems from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. The Company currently believes that the total scope of the disagreement is approximately forty five million dollars ($45,000,000). Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company expects that the matter will be resolved through this arbitration process. However, the Company cannot be assured of a favorable result resulting from this arbitration process. Accordingly, the Company continues to receive royalty payments at the lower rates as if the Investment Repayment Date has not occurred.

Therefore, as a result of the dispute with the Isramco Negev 2, Tamar Royalties had a shortfall in its Royalties Receivables for the period (or part of the period) between 1st April 2018 and 1st April 2019. As a result, the Company believed Tamar Royalties required an additional $15,600,000 USD to cover payments under the amortization schedule of the DB Facility (the “Shortfall”), and the Company believed that curing the Shortfall was in the best interest of both Isramco Inc. and Tamar Royalties. Therefore, Isramco Inc. contributed the expected amount of the Shortfall, being $15,600,000 USD, to Tamar Royalties as an additional capital contribution and such contribution was made pursuant to the terms and conditions of that certain Consent and Agreement dated February 27, 2018, between and among Tamar Royalties, as Borrower, Deutsche Bank Trust Company Americas, as Facility Agent and Collateral Agent, and the Lenders party thereto. As a result of the aforementioned contribution, together with the terms and conditions of the aforementioned consent and assignment, Tamar Royalties remains in compliance with all covenants of the DB Facility.

Arrow Midstream Promissory Note

In September 2018, the Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD (“IOC”), a related party. Pursuant to this promissory note, the Company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The Company received $3,600,000 under this related party note in 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC. Amounts received under the aforementioned promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. Arrow Midstream is focused on the transportation of liquefied petroleum products including, but not limited to, butane, propane, and similar products.

Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and President and Chairman of the Board, is a controlling shareholder of IOC.

I.O.C. - Israel Oil Company, Ltd. (“IOC”)

On February 27, 2007, Isramco obtained a loan in the principal amount of $12,000,000 from IOC, repayable at the end of five years. Interest accrued at a per annum rate of LIBOR plus 6%. Principal was due and payable in four equal annual installments, commencing on the second anniversary of the loan. Accrued interest was payable in equal annual installments. Isramco could have made prepayments at any time without premium or penalty. The loan was not secured.

In July 2009, the Company entered into a loan transaction with IOC, a related party, pursuant to which the Company borrowed $6 million (the “IOC Loan”). Amounts outstanding under the IOC Loan bore interest at LIBOR plus 6.0%. The IOC Loan originally matured in July 2014, with accrued interest payable annually on each anniversary date of the loan. The IOC Loan may have been prepaid at any time without penalty.

Effective February 1, 2009, the loan from IOC was amended and restated to extend the payment deadlines arising on and after February 2009, by two years.

On March 3, 2011, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed the sum of $11,000,000. The loan bore interest at a rate of 10% per annum and is payable in quarterly payments of interest only until March 3, 2013, when all accrued interest and principal is due and payable. The loan may have been prepaid at any time without penalty. The loan was unsecured. During September 2011, Isramco paid $4,544,000 of principal pursuant to this Loan agreement with IOC leaving outstanding principle of $6,456,000.

Subsequently, in October 2011 the agreement with IOC, pertaining to the above mentioned loan in the outstanding principal amount of $6,456,000 was renegotiated. The payoff of principal amount was extended by 6 month to September 9, 2013. Interest accrued per annum was determined on LIBOR+5.5% from initial 10%.

On March 29, 2012, the Company entered into a Loan Agreement with IOC pursuant to which it borrowed $3,500,000. The loan bore interest at a rate of Libor + 5.5% per annum and matured on March 29, 2013, when all accrued interest and principal was due and payable. The loan may have been prepaid at any time without penalty or premium. The loan was unsecured.

On April 29, 2012, the Company entered into another Loan Agreement with IOC, pursuant to which it borrowed $10,000,000. The loan bore interest of Libor+5.5% per annum and matured on April 30, 2013, when all accrued interest and principal was due and payable. The loan may have been prepaid at any time without penalty or premium. The loan was funded by IOC in three monthly installments starting April 2012. The loan was unsecured. The purpose of the loan was to provide funds to Isramco for the payment of amounts that were due to the Lenders under the Senior Credit Facility that was paid in full June 29, 2012.

On February 13, 2013, the Company entered into another Loan Agreement with IOC, pursuant to which it borrowed $1,500,000. The loan bore interest of Libor+6% per annum and matured on February 13, 2018, when all accrued interest and principal was due and payable. The loan may have been prepaid at any time without penalty or premium. The loan was unsecured. The purpose of the loan was to provide funds to back up a Letter of Credit.

On March 1, 2013, all of the above-mentioned Loan agreements and notes with IOC except for the $1,500,000 loan agreement entered on February 13, 2013, were amended. The terms of all these loans and notes between the Company and IOC were amended extending the maturity to December 31, 2018. In addition the payment schedule was changed on the all of the loans and notes to require accrued interest only payments December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and final interest payment December 31, 2018 with outstanding principal paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018. The other terms of the loan agreements and notes remained unchanged. In accordance with the amendment, as of December 31, 2013 the loans were classified as long-term on our consolidated balance sheets.

As noted above, on June 27, 2015, the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt described above. Accordingly, all of the IOC debts have been paid in full.

Mr. Haim Tsuff, Isramco's Co-Chief Executive Officer and President and Chairman of the Board, is a controlling shareholder of IOC.

Naphtha Israel Petroleum Corp. Ltd., (“Naphtha”)

In connection with the Company’s purchase of certain oil and gas interests mainly in New Mexico and Texas in February 2007, the Company obtained loan from Naphtha, a related party, with terms and conditions as below:

On February 27, 2007, Isramco obtained a loan, in the principal amount of $11,500,000 from Naphtha, repayable at the end of seven years. Interest accrued at a per annum rate of LIBOR plus 6%. Principal was due and payable in four equal installments, commencing on the fourth anniversary of the date of the loan. Interest was payable annually upon each anniversary date of this loan. Isramco could have at any time made prepayments without premium or penalty. The loan was not secured. Interest was payable at the end of each loan year. Principal plus any accrued and unpaid interest were due and payable on February 27, 2014. Interest after the maturity date accrues at the per annum rate of LIBOR plus 12% until paid in full. Isramco was entitled to prepay the outstanding amount of the loan at any time without penalty or prepayment. To secure its obligations that may have been incurred under the Loan Agreement, Jay Petroleum, LLC, a wholly owned subsidiary of Isramco, agreed to guarantee the indebtedness. Naphtha could have accelerated the loan and exercised its rights under the collateral upon the occurrence any one or more of the following events of default: (i) Isramco's failure to pay any amount that may become due in connection with the loan within five (5) days of the due date (whether by extension, renewal, acceleration, maturity or otherwise) or fail to make any payment due under any hedge agreement entered into in connection with the transaction, (ii) Isramco's material breach of any of the representations or warranties made in the loan agreement or security instruments or any writing furnished pursuant thereto, (iii) Isramco's failure to observe any undertaking contained in transaction documents if such failure continues for 30 calendar days after notice, (iv) Isramco's insolvency or liquidation or a bankruptcy event or (v) Isramco's criminal indictment or conviction under any law pursuant to which such indictment or conviction can lead to a forfeiture by Isramco of any of the properties securing the loan.

Effective February 1, 2009, the loan from Naphtha to the Company was amended and restated to extend all payment deadlines arising on and after February 2009, by two years.

On March 1, 2013, the terms of the existing loan and note between the Company and Naphtha was amended extending the maturity to December 31, 2018. The payment schedule was changed on the Naphtha loan and note to require interest only payments December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and the final interest payment December 31, 2018 with principal outstanding paid in four equal installments with the first payment December 31, 2015 and a similar payment made December 31 in each of the following three years until the final payment on December 31, 2018. The other terms of the loan agreement and note remained unchanged. In accordance with the amendment, as of December 31, 2013 the loan was classified as long-term on our balance sheet.

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, all of the Naphtha debts have been paid in full.

Mr. Haim Tsuff, Isramco's Chairman of the Board, Co-Chief Executive Officer and President, is a controlling shareholder of Naphtha.

J.O.E.L. Jerusalem Oil Exploration Ltd ("JOEL")

In February and March 2008, the Company obtained loans from Jerusalem Oil Exploration, Ltd. (“JOEL”) in the aggregate principal amount of $48.9 million, repayable at the end of 4 months at an interest rate of LIBOR plus 1.25% per annum. Pursuant to a loan agreement signed in June 2009, the maturity date of this loan was extended for an additional period of seven years. Interest accrued at a per annum rate of LIBOR plus 6%. Principal and interest were due and payable in four equal annual installments, commencing on June 30, 2013. Isramco could have made prepayments at any time without premium or penalty.

On June 30, 2013, the terms of an Amended and Restated Loan Agreement dated May 25, 2008, and note between the Company and JOEL were amended to extend the maturity date to June 30, 2017. The payment schedule of the loan agreement and note was amended to require principal and accrued interest to be paid in three (3) installments in the amounts reflected in Promissory Note due on June 30th of each year commencing June 30, 2015. The other terms of the loan agreement and note remained unchanged. In accordance with the amendment, as of December 31, 2013, the loans were classified as long-term on our consolidated balance sheets.

Mr. Haim Tsuff, Isramco's Chairman of the Board, Co-Chief Executive Officer and President, is a controlling shareholder of JOEL.

As noted above, on June 27, 2015 the Company used a portion of the proceeds secured from the DB Facility to repay the then-outstanding principal and interest balances of the related party debt. Accordingly, all of the JOEL debts have been paid in full.

Mr. Haim Tsuff, Isramco's Chairman of the Board, Co-Chief Executive Officer and President, may be deemed to have had an interest in the entire amount of all of the loans set forth above due to his controlling interest in the lenders described above.

Reimbursements Related to Litigation Involving Officers, Directors and Affiliates

On or about September 21, 2011, the Company’s former Vice President and General Counsel, Dennis Holifield resigned. Mr. Holifield had been hired in March 2011. On or about October 12, 2011, Mr. Holifield submitted a “Summary Report” to the SEC (the “Summary Report”), in which Mr. Holifield made numerous factual allegations regarding Haim Tsuff, the Company’s Chairman, Co-Chief Executive Officer, and President; Edy Francis, the Company’s Chief Financial Officer; Amir Sanker, the Company’s Asset Manager; and other Company personnel. In the Summary Report, Mr. Holifield characterized the alleged conduct as illegal or criminal. On November 3, 2011, the Company’s Board of Directors constituted a committee of independent directors consisting of Max Pridgeon and Asaf Yarkoni, referred to as the Special Investigative Committee of the Board of Directors (“SIC”) which was directed to investigate all of the Holifield allegations and report back to the full board and make any recommendations, if any, for corrective action. On January 7, 2013, SIC made their final report to the Board of Directors of the conclusions and results of the fourteen-month investigation into the allegations made by Mr. Holifield. The SIC determined that Mr. Holifield’s allegations were not supported by any available documentary evidence or by any statements made by former or current Isramco, Inc., directors, management, or employees interviewed by the SIC or its counsel. The SIC also determined that the Company had not engaged in wrongdoing of any sort including any unlawful or unethical business practices, any lapses in financial controls, or any governance issues that require redress or reform.

On September 10, 2013, the Company filed suit against Mr. Holifield in Cause No. 201352927 of the 270th Judicial District Court of Harris County, Texas, to collect damages estimated in the amount of $1,000,000.00 owing to the Company by virtue of Mr. Holifield’s actions, which are alleged in the suit to include, but are not limited to, negligence, negligence per se, gross negligence, and breach of fiduciary duty owed to the Company. In response, in December 2013, Mr. Holifield filed a pro se answer which included counterclaims and a summary judgment motion. In his counterclaims. Mr. Holifield sought to recover from the Company the following damages, inter alia: (i) over $2,000,000 for loss of income and failure to secure gainful employment arising from his constructive discharge or termination by the Company; (ii) over $2,000,000 for loss of earnings due to his alleged inability to obtain gainful employment by virtue of the damage caused to his professional reputation by alleged willful and deliberate acts of Haim Tsuff, Edy Francis, and Amir Sanker, (iii) over $2,000,000 due to the intentional infliction of emotional distress to Mr. Holifield; (iv) an amount estimated at $5,000,000 arising from Mr. Holifield’s claim that the Company violated the Racketeer Influenced Corrupt Organizations Act, by engaging in racketeering and conspiracy; (v) over $5,000,000 arising from the Company’s alleged fraudulent misrepresentation regarding Isramco’s purpose in hiring Mr. Holifield and (vi) other relief. The Company believes Mr. Holifield’s counter claims have no merit.

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

Review, Approval or Ratification of Transaction with Related Persons

On January 11, 2012, the Board of Directors established a Conflict Committee consisting of two independent directors to review and approve all related party transactions. The Conflict Committee has the authority to exercise, except as may be otherwise specified by the Board of Directors by unanimous written consent or otherwise, all the power and authority of the Board of Directors in connection with approving and authorizing proposed transactions between the Company and any director or officer of the Company (or any entity controlled by any director or officer of the Company) (each, a “Conflict Transaction”).  With respect to any Conflict Transaction that is required to be submitted to the stockholders of the Company for approval, the Conflict Committee shall have the authority to propose to the entire board of directors, for its consideration, what action, if any, should be taken by the Company with respect to such Conflict Transaction.

Director Independence

The Board of Directors has determined that each of the Company's directors other than Mr. Haim Tsuff are "independent directors" within the meaning of the NASDAQ rules.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

The following table presents fees for professional audit services rendered by M&B for the audit of the Company's annual financial statements for fiscal years 2018 and 2017 and fees billed for other services rendered during 2018 and 2017.

Type of Service/Fee	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$242,250	$242,250

Audit Related Fees (2)	$-	-

Tax Fees (3)	$-

All Other Fees (4)	$-

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

(3) Tax Fees consist of fees for tax compliance, tax advice and tax planning. In 2018 and 2017, M&B did not provide these services for the Company.

The Audit Committee reviewed the non-audit services rendered for fiscal year 2018 and fiscal year 2017 as set forth in the above table and concluded that such services were compatible with maintaining the public accounting firm's independence.  The Audit Committee's policy is to pre-approve all audit services and all non-audit services that Company's independent public accounting firm is permitted to perform for Company under applicable federal securities regulations.  As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent public accounting firm and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee.  Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.  None of the fees paid to the independent public accounting firm under the categories Audit-Related Fees, Tax, and All Other Fees described above were approved by the Audit Committee after services were rendered, pursuant to the de minimis exception established by the SEC.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

3.1	Certificate of Incorporation of Registrant with all amendments filed as an Exhibit to the S-l Registration Statement, File No. 2-83574.

3.2	Amendment to Certificate of Incorporation filed March 17, 1993, filed as an Exhibit with the S-l Registration Statement, File No. 33-57482.

3.3	By-laws of Registrant filed as Exhibit 3(ii) to the 8-K filed January 18, 2012 and incorporated herein by reference.

10.1	2011 Stock Incentive Plan filed as an Exhibit to the 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.2	Employment Agreement dated effective November 3, 2017, between Isramco Inc. and Edy Francis, filed as an Exhibit to Form 8-K dated November 9, 2017 and incorporated herein by reference.

10.3	Consulting Agreement dated effective June 1, 2014, between Isramco Inc. and Goodrich Global Ltd., filed as an Exhibit to Form 8-K dated September 11, 2014 and incorporated herein by reference.

10.4

Credit Agreement dated as of May 18, 2015, by and among Tamar Royalties LLC, as Borrower, Deutsche Bank Trust Company Americas, as administrative agent, the lenders party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as collateral agent filed as an Exhibit to 8-K filed by the Company on May 22, 2015 and incorporated herein by reference.

10.5

Pledge, Assignment and Security Agreement dated as of May 18, 2015, by and between Tamar Royalties LLC, as Borrower, and Deutsche Bank Trust Company Americas, as collateral agent filed as an Exhibit to 8-K filed by the Company on May 22, 2015 and incorporated herein by reference.

10.6

Royalties Sale and Contribution Agreement dated May 18, 2015, by and between Isramco, Inc., as Seller, and Tamar Royalties, LLC, as Borrower filed as an Exhibit to 8-K filed by the Company on May 22, 2015 and incorporated herein by reference.

10.7

Intercompany Loan Agreement dated as of May 18, 2015, by and between Isramco, Inc., as Payor, and Tamar Royalties, LLC, as Payee filed as an Exhibit to 8-K filed by the Company on May 22, 2015 and incorporated herein by reference.

10.8

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

14.1	Code of Ethics, filed as an Exhibit to Form 10-K for the year ended December 31, 2003.

23.1*	Consent of Cawley, Gillespie & Associates, Inc.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Co-Chief Executive Officer / Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of Co-Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.2	Certification of Co-Chief Executive Officer / Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002

99.1*	Cawley, Gillespie & Associates, Inc. Reserves Report

99.2*	Netherland, Sewell & Associates, Inc. Reserves Report

* Filed with Form 10-K for the year ended December 31, 2018.

+ Management Agreement

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ HAIM TSUFF

HAIM TSUFF,

CHAIRMAN OF THE BOARD,

CO-CHIEF EXECUTIVE OFFICER AND PRESIDENT

(PRINCIPAL EXECUTIVE OFFICER)

Date: April 30, 2019

/S/ EDY FRANCIS

EDY FRANCIS,

CO-CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

(PRINCIPAL FINANCIAL OFFICER)

Date: April 30, 2019

/S/ ZEEV KOLTOVSKOY

ZEEV KOLTOVSKOY,

CHIEF ACCOUNTING OFFICER

(PRINCIPAL ACCOUNTING OFFICER)

Date: April 30, 2019