Form 10-Q
period 2019-03-31
ISRAMCO INC
filed 2019-05-10
CIK 719209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC

(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

1001 West Loop South, Suite 750, HOUSTON, TX 77027

(Address of Principal Executive Offices)

713-621-5946

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “a smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ISRL	The Nasdaq Stock Market LLC

As of May 10, 2019, Isramco, Inc., had 2,717,648 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

 (Unaudited)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,033	$13,857
Accounts receivable, net of allowances for doubtful accounts of $2,563 and $2,553	20,314	18,920
Restricted and designated cash	831	830
Inventories	559	563
Derivative asset	257	293
Prepaid expenses and other	1,897	2,956
Total Current Assets	32,891	37,419

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	244,507	244,450
Advanced payment for equipment	662	569
Production service equipment and other equipment and property	68,280	66,929
Total Property and Equipment	313,449	311,948
Accumulated depreciation, depletion, amortization and impairment	(259,080)	(257,706)
Net Property and Equipment	54,369	54,242

Derivative asset	53	388
Restricted cash – long term	23,366	19,304
Investments	261	261
Total Assets	$110,940	$111,614

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$14,794	$13,976
Short term debt and current maturities of long-term debt, net of discount of $684 and $724	21,237	21,739
Payables due to related party	4,502	3,836
Accrued interest	1,012	1,057
Total Current Liabilities	41,545	40,608

Long term debt, net of discount of $1,250 and $1,407	50,951	56,193

Other Long-term Liabilities:
Asset retirement obligations	22,179	22,172
Total Liabilities	114,675	118,973

Commitments and contingencies

Shareholders’ Deficit:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,915 shares; outstanding 2,717,648 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(19,005)	(23,036)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. Shareholders’ Deficit	4,711	680
Non-controlling interest	(8,446)	(8,039)
Total Deficit	(3,735)	(7,359)
Total Liabilities and Shareholders’ Deficit	$110,940	$111,614

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31
	2019	2018
Revenues and other
Oil and gas sales	$11,318	$10,984
Production services	9,432	5,763
Office services	131	136
Gain on divestiture	-	472
Other	135	138
Total revenues and other	21,016	17,493

Operating expenses
Lease operating expense, transportation and taxes	2,429	2,300
Depreciation, depletion and amortization	1,330	1,291
Accretion expense	215	230
Production services	8,514	5,585
Loss from plug and abandonment	62	58
General and administrative	1,454	1,365
Total operating expenses	14,004	10,829
Operating income	7,012	6,664

Other expenses
Interest expense, net	1,184	1,217
Loss (gain) from derivative contracts, net	333	(865)
Gain on sale of equipment	(2)	-
Total other expenses	1,515	352

Income before income taxes	5,497	6,312
Income tax expense	1,863	1,658

Net income	$3,634	$4,654
Net loss attributable to non-controlling interests	(397)	(381)
Net income attributable to Isramco	$4,031	$5,035

Earnings per share – basic:	$1.48	$1.85

Earnings per share – diluted:	$1.48	$1.85

Weighted average number of shares outstanding basic:	2,717,648	2,717,648
Weighted average number of shares outstanding diluted:	2,717,648	2,717,648

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(in thousands, except share amounts)

(Unaudited)

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Non-controlling interests	Total Shareholders’ Deficit

Balance of December 31, 2017	2,717,648	$27	$23,853	$(40,970)	$(164)	$(6,564)	$(23,818)

Net income (loss)				5,035		(381)	4,654

Balance of March 31, 2018	2,717,648	$27	$23,853	$(35,935)	$(164)	$(6,945)	$(19,164)

Balance of December 31, 2018	2,717,648	$27	$23,853	$(23,036)	$(164)	$(8,039)	$(7,359)

Distribution to non-controlling interests						(10)	(10)

Net income (loss)				4,031		(397)	3,634

Balance of March 31, 2019	2,717,648	$27	$23,853	$(19,005)	$(164)	$(8,446)	$(3,735)

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2019	2018

Cash Flows From Operating Activities:
Net income	$3,634	$4,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,330	1,291
Bad debt expense	10	58
Accretion expense	215	230
Gain on divestiture	-	(472)
Gain on sale of equipment	(2)	-
Net unrealized (gain) loss on derivative contracts	371	(1,060)
Amortization of debt cost	197	191
Changes in components of working capital and other assets and liabilities
Accounts receivable	(1,404)	(1,546)
Prepaid expenses, and other	1,059	596
Due to related party	66	(10)
Inventories	4	56
Accounts payable and accrued expenses	101	(255)
Net cash provided by operating activities	5,581	3,733

Cash flows from investing activities:
Addition to property and equipment, net	(990)	(2,992)
Proceeds from sale of oil and gas properties and equipment	-	454
Net cash used in investing activities	(990)	(2,538)

Cash flows from financing activities:
Distributions to non-controlling interests	(10)	-
Borrowings short-term debt – related parties	600	-
Repayment of long term debt	(5,700)	(2,400)
Repayments of short - term debt, net	(242)	(172)
Net cash used in financing activities	(5,352)	(2,572)

Net decrease in cash, cash equivalents, and restricted cash	(761)	(1,377)
Cash, cash equivalents, and restricted cash at beginning of period	33,991	40,485
Cash, cash equivalents, and restricted cash at end of period	$33,230	$39,108

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

The accompanying unaudited financial statements and notes of Isramco have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the accompanying financial statements and notes included in Isramco’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018 and Isramco’s financial position as of March 31, 2019.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of March 31, 2019. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

Related party consulting agreement

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

Cash, cash equivalents and restricted cash

The Company considers highly liquid investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. Restricted and designated cash and restricted cash – long term are included with cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows.

Consolidated balance sheets amount included as cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows:

	As of March 31, 2019	As of December 31, 2018

Cash and cash equivalents	$9,033	$13,857
Restricted and designated cash	831	830
Restricted cash – long term	23,366	19,304
Total cash, cash equivalents, and restricted cash	$33,230	$33,991

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2019 using the modified retrospective method. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company adopted the following policy; an election not to recognize short-term leases (i.e., a lease that is less than 12 months and contains no purchase option) within the unaudited Consolidated Balance Sheets, with the expense related to these short-term leases recorded within total operating expenses within the unaudited Consolidated Statements of Operations. The adoption of the new standard did not materially impact the financial statements.

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

Gain on divestiture

In February 2018, the Company sold an oil and gas property for a net gain of $472,000. The gain consisted of $454,000 cash plus $19,000 in relieved asset retirement obligation offset by a net book value of $1,000. The Company had no such sales in the first quarter of 2019.

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

Aggregate maturities of contractual obligations at March 31, 2019, are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2019	$16,200
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$73,800

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $1,863,000 and $1,658,000 during the three months ended March 31, 2019 and 2018 respectively.

Cash payments for interest were $1,057,000 and $1,027,000 for the three months ended March 31, 2019 and 2018 respectively.

The consolidated statement of cash flows for the three months ended March 31, 2019 excludes the following non-cash transaction:

●	Increase in property and equipment of $465,000 included in accounts payable.

The consolidated statement of cash flows for the three-month period ended March 31, 2018 excludes the following non-cash transactions:

●	Increase in property and equipment of $112,000 included in accounts payable.
●	Asset retirement obligation of $19,000 relieved in sale of oil and gas properties.

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

Natural Gas Sales Israel – We own all ownership units in Tamar Royalties LLC, a Delaware limited liability company. Tamar Royalties LLC owns an overriding royalty interest of 1.5375% before payout, which increases to 2.7375% after payout, in the Tamar Field (collectively the “Tamar Royalty”) offshore Israel. An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs. An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field.

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

Production Services – Our production services business earns revenues for well servicing, plugging and abandonment services, workover, and fluid hauling services pursuant to master service agreements based on purchase orders or other contractual arrangements with the customer. Production services jobs are generally short-term (less than 30 days) and are charged at current market rates for the labor, equipment and materials necessary to complete the job. Production services jobs are varied in nature, but typically represent a single performance obligation, either for a particular job, a series of distinct jobs, or a period of time during which we stand ready to provide services as our customer needs them. Generally, the Company accounts for production services as a single performance obligation satisfied at a certain point in time. Revenue for certain jobs spanning multiple days is recognized upon the completion of each day’s work based upon a completed field ticket, which includes the charges for the services performed, mobilization of the equipment to the location and personnel. Additional revenue is generated through labor charges and the sale of consumable supplies that are incidental to the service being performed. Such amounts are recognized ratably over the period during which the corresponding goods and services are consumed.

Disaggregation of revenues (in thousands):

	Three Months Ended March 31,
	2019	2018
Oil and Gas sales
United States	$3,217	$3,775
Israel	8,101	7,209
Production Services	9,432	5,763
Total revenues from contracts with customers	$20,750	$16,747

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

All of the Company’s outstanding production services and crude oil sales contracts at March 31, 2019 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

Most of the Company’s operated natural gas production is sold at lease locations to midstream customers under multi-year term contracts. For such contracts having a term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14A which indicates an entity is not required to disclose the transaction price allocated to remaining performance obligations, if any, if variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our sales contracts, whether for crude oil or natural gas, each unit of production delivered to a customer represents a separate performance obligation; therefore, future volumes to be delivered are wholly unsatisfied at period-end and disclosure of the transaction price allocated to remaining performance obligations is not applicable.

Contract balances

Under the Company’s crude oil and natural gas sales contracts or arrangements that give rise to service revenues, the Company recognizes revenue after its performance obligations have been satisfied, at which point the Company has an unconditional right to receive payment. Accordingly, the Company’s commodity sales contracts and service arrangements generally do not give rise to contract assets or contract liabilities under ASC Topic 606. Instead, the Company’s unconditional rights to receive consideration are presented as a receivable within “Accounts receivable, net of allowances for doubtful accounts,” in its consolidated balance sheets.

Revenues from previously satisfied performance obligations

To record revenues for commodity sales in the United States and Israel, at the end of each period the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in our consolidated financial statements within the caption “Oil and gas sales.” Revenues recognized during the three months ended March 31, 2019 related to performance obligations satisfied in prior reporting periods were not material.

To record revenues for unbilled production services, at the end of each period the Company estimates the services rendered. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month invoices are created and reflected in our consolidated financial statement with the caption “Production services.” The Company believes that revenues recognized during the three months ended March 31, 2019 related to performance obligations satisfied in prior reporting periods were not material.

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

As a result of these financial instruments, the Company recorded a net loss from derivative contracts in the amount of $333,000, consisting of $371,000 of unrealized loss and $38,000 gain in cash settlements for the three months ended March 31, 2019. The Company recorded a net gain from derivative contracts in the amount of $865,000 consisting of $1,060,000 of unrealized gain and $195,000 loss in cash settlements for the three months ended March 31, 2018.

Financial Instruments as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

		March 31, 2019		December 31, 2018
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Assets:
Interest rate swaps	Level 2	$257	$257	$293	$293

LT Assets:
Interest rate swaps	Level 2	53	53	388	388

		$310	$310	$681	$681

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

Note 5 - Long-Term Debt and Interest Expense

Long-term debt as of March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Bank loan
Principal amount	$73,800	$79,500
Less: unamortized discount and debt costs	(1,934)	(2,131)
Total long-term debt	71,866	77,369
Less: current maturities, net of current unamortized discount	(20,915)	(21,176)

Long-term debt, net of current maturities	$50,951	$56,193

Bank Loan

The Deutsche Bank Facility

On May 18, 2015, Tamar Royalties, a newly formed, wholly-owned, special purpose subsidiary of the Company, entered into a term loan credit agreement (the “DB Facility”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), as facility agent for the lenders and as collateral agent for the secured parties, and with the lenders party thereto. The DB Facility provides for borrowings in the amount of $120,000,000 on a committed basis and is secured by, among other things, an overriding royalty interest in the Tamar Field, a natural gas field in the Mediterranean Sea, equal to 1.5375%, but is subject to increase to 2.7375% upon the Tamar project payout (the “Royalty Interest”). In connection with the DB Facility, and pursuant to a royalties sale and contribution agreement, the Company contributed the Royalty Interest to Tamar Royalties in exchange for all of the ownership units of Tamar Royalties. Pursuant to the terms of its governing documents, Tamar Royalties is managed by N.M.A. Energy Resources Ltd, a related party of the Company, and an independent manager, Donald J. Puglisi.

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

As a result, the Company believed Tamar Royalites required an additional $15,600,000 USD to cover payments under the amortization schedule of the DB Facility (the “Shortfall”), and the Company believed that curing the Shortfall was in the best interest of both Isramco Inc. and Tamar Royalties.  Therefore, Isramco Inc. contributed the expected amount of the Shortfall, being $15,600,000 USD, to Tamar Royalties as an additional capital contribution and such contribution was made pursuant to the terms and conditions of that certain Consent and Agreement dated February 27, 2018, between and among Tamar Royalties, as Borrower, Deutsche Bank Trust Company Americas, as Facility Agent and Collateral Agent, and the Lenders party thereto.  As a result of the aforementioned contribution, together with the terms and conditions of the aforementioned consent and assignment, Tamar Royalties remains in compliance with all covenants of the DB Facility.

On January 2, 2019, the Company made a payment in the amount of $6,757,000 consisting of $5,700,000 and $1,057,000 in principal and interest respectively.

On April 2, 2019, the Company made a payment in the amount of $6,412,000 consisting of $5,400,000 and $1,012,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000. Additionally the lenders retained $2,959,000 in fees. These costs, totaling $4,970,000, are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the three-month period ended March 31, 2019 and 2018 totaled $197,000 and $191,000 respectively.

Short-term related party debt

In September 2018 the Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD (“IOC”) a related party in which the company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The company received $3,600,000 under this related party note in 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC. In January 2019 the Company received and additional $600,000 under this related party note. The principal balance outstanding as of March 31, 2019 and December 31, 2018 was $4,200,000 and $3,600,000 respectively. The accrued interest related to this promissory note as of March 31, 2019 and December 31, 2018 was $146,000 and $70,000 respectively.

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

Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman and is a controlling shareholder of IOC.

As of March 31, 2019, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

Short-Term Debt

As of March 31, 2019, and December 31, 2018, outstanding debt from short-term insurance financing agreements totaled $321,000 and $563,000 respectively. During the three months ended March 31, 2019, the Company made cash payments totaling $242,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the three months ended March 31, 2019, and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Current debt, long-term debt and other - banks	$1,108	$1,217
Long-term debt – related parties	76	-
	$1,184	$1,217

Note 6 - Tamar Field Proceeds

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2018, which disclosure is hereby incorporated herein by reference thereto.

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

During the three months ended March 31, 2019, Tamar Field net sales attributable to Isramco amounted to 1,451,305 Mcf of natural gas and 1,847 Bbl of condensate with prices of $5.54 per Mcf and $58.25 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $8,101,000. The Israeli Tax Authority withheld $1,863,000 of this revenue.

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

●

Fluid Services.  We own and operate 35 fluid service trucks equipped with an average fluid hauling capacity of up to 130 barrels a piece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, to transport produced salt water to disposal wells, and to transport drilling and completion fluids to and from well locations.

●

Plugging Services. Production servicing rigs are also used in the process of permanently closing oil and gas wells that are no longer capable of producing in economically viable quantities. Many well operators bid for this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by us or by other service companies.

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of March 31, 2019, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2019:
Sales revenues
United States	$3,217	$9,432	$-	$12,649
Israel	8,101	-	-	8,101
Intersegment revenues	-	173	(173)	-
Office services and other	296	-	(30)	266

Total revenues and other	11,614	9,605	(203)	21,016

Operating costs and expenses	4,055	8,822	(203)	12,674
Depreciation, depletion, and amortization	385	945	-	1,330
Interest expenses, net	(261)	1,445	-	1,184
Gain on derivative contracts	333	-	-	333
Other income, net	(2)	-	-	(2)

Total expenses and other	4,510	11,212	(203)	15,519

Income (loss) before income taxes	$7,104	$(1,607)	$-	$5,497
Net Income (loss)	4,859	(1,225)	-	3,634
Net loss attributable to non-controlling interests	-	(397)	-	(397)
Net income (loss) attributable to Isramco	4,859	(828)	-	4,031
Total Assets	$62,343	$48,597	$-	$110,940
Expenditures for Long-lived Assets	$73	$917	$-	$990

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended March 31, 2018:
Sales revenues
United States	$3,775	$5,763	$-	$9,538
Israel	7,209	-	-	7,209
Office services and other	776	-	(30)	746

Total revenues and other	11,760	5,763	(30)	17,493

Operating costs and expenses	3,775	5,793	(30)	9,538
Depreciation, depletion, and amortization	470	821	-	1,291
Interest expenses, net	120	1,097	-	1,217
Gain on derivative contracts	(865)	-	-	(865)

Total expenses and other	3,500	7,711	(30)	11,181

Income (loss) before income taxes	$8,260	$(1,948)	$-	$6,312
Net Income (loss)	6,214	(1,560)	-	4,654
Net loss attributable to non-controlling interests	-	(381)	-	(381)
Net income (loss) attributable to Isramco	6,214	(1,179)	-	5,035
Total Assets	$67,768	$42,950	$-	$110,718
Expenditures for Long-lived Assets	$133	$2,859	$-	$2,992

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

We own an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (collectively the “Tamar Royalty”).  An overriding royalty interest is an ownership interest in the oil and gas leasehold estate equating to a certain percentage of production or production revenues, calculated free of the costs of production and development of the underlying lease(s), but subject to its proportionate share of certain post production costs.  An overriding royalty interest is a non-possessory interest in the oil and gas leasehold estate and, accordingly, we have no control over the operations, drilling, expenses, timing, production, sales, or any other aspect of development or production of the Tamar Field. For additional information, please see the disclosure related to the Tamar Royalty set forth in the ITEM 1. BUSINESS section included in our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein.

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

During the three months ended March 31, 2019, Tamar Field net sales attributable to Isramco amounted to 1,451,305 Mcf of natural gas and 1,847 Bbl of condensate with prices of $5.54 per Mcf and $58.25 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $8,101,000. The Israeli Tax Authority withheld $1,863,000 of this revenue.

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

Liquidity and Capital Resources

Our primary source of cash during the three months ended March 31, 2019 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

In September 2018, the Company issued an unsecured promissory note (the “Arrow Note”) dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD (“IOC”), a related party. The Company received $3,600,000 under this related party note in 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC. The Company received an additional $600,000 under this note in the first quarter of 2019. Amounts received under the promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. The terms of the agreement are disclosed in Note 5 to the Company’s consolidated financial statements.

During the three months ended March 31, 2019, our cash decreased by $0.8 million. Specifically, the net cash provided by operating activities of $5.6 million and proceeds from the Arrow Note of $0.6 million were offset by an investment of $1.0 million in production services equipment and oil and gas properties, $5.7 million in repayments of long term debt, and $0.3 million in repayments of short-term debt and distribution to non-controlling interests.

Debt:

	As of March 31,	As of December 31,
In thousands	2019	2018
Long – term debt net of discount and bank fees	$50,951	$56,193

Current maturities of long-term debt, short-term debt, short-term debt related party, and current portion of discount and debt cost	25,584	25,410
Total debt	$76,535	$81,603

Stockholders’ deficit	$(3,735)	$(7,359)

Debt to capital ratio	105%	110%

As of March 31, 2019, our total debt was $76,535,000 compared to total debt of $81,603,000 at December 31, 2018.

Contractual Obligations

Aggregate maturities of contractual obligations at March 31, 2019 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2019	$16,200
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$73,800

Cash Flow

Our primary source of cash during the three months ended March 31, 2019 was cash flow from operating activities. In the first three months of 2018, cash received from operations was primarily used for investments in production services equipment, oil and gas properties and repayment of short term and long-term loans. In the first three months of 2018, cash received from operations and proceeds from sale of oil and gas properties was primarily used for repayment of long-term debt, short-term debt, and investments in equipment.

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows provided by operating activities	$5,581	$3,733
Cash flows used in investing activities	(990)	(2,538)
Cash flows used in financing activities	(5,352)	(2,572)
Net decrease in cash and restricted cash	$(761)	$(1,377)

Operating Activities.  During the three months ended March 31, 2019, compared to the same period in 2018, net cash flow provided by operating activities increased by $1,848,000 to $5,581,000. The increase was primarily attributable to increased revenues from our well services segment and proceeds from the Tamar Royalty.

Investing Activities.  Net cash flows used in investing activities for the three months ended March 31, 2019 and 2018 were $990,000 and $2,538,000, respectively. During the first three months of 2019, the Company invested $73,000 in oil and gas properties and $917,000 in production services equipment. During the first three months of 2018, the Company invested $133,000 in oil and gas properties and $2,859,000 in production services equipment. The Company also received $454,000 from divestiture of oil and gas assets in the first three months of 2018.

Financing Activities.  Net cash flows used in financing activities were $5,352,000 and $2,572,000 for the three months ended March 31, 2019 and 2018, respectively. During the first three months of 2019 the Company made payments on long term debt of $5,700,000, made payments on short term debt in the amount of $242,000, received $600,000 in short-term financing from a related party under the Arrow Note, and distributed $10,000 to non-controlling interests. During the first three months of 2018 the Company made payments on long term debt of $2,400,000, made payments on short term debt in the amount of $172,000.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Selected Data
	Three Months Ended March 31,
	2019	2018
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,217	$3,775
Israel	8,101	7,209
Production Services	9,432	5,763
Gain on divestiture	-	472
Other	266	274
Total revenues and other	21,016	17,493

Cost and expenses	14,004	10,829
Other expenses	1,515	352
Income tax expense	1,863	1,658
Net income attributable to common shareholders	3,634	4,654
Net loss attributable to non-controlling interests	(397)	(381)
Net income attributable to Isramco	4,031	5,035
Earnings per common share – basic	$1.48	$1.85
Earnings per common share – diluted	$1.48	$1.85

Weighted average number of shares outstanding- basic	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$8,597	$7,991
Sales volumes United States (MBOE)	107	100
Sales volumes Israel (MBOE)	244	221

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$18.72	$18.32
General and administrative (oil and gas production segment)	$12.65	$11.82
Depletion	$3.61	$4.69

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

Financial Results

Net income in the first quarter of 2019 was $4,031,000 or $1.48 per share. This compares to net income in the first quarter of 2018 of $5,035,000 or $1.85 per share.

This decrease in income was primarily due to a loss on derivative contracts of $333,000 in the first quarter of 2019 compared to a gain on derivative contracts of $865,000 for the same period in 2018. Decrease in revenues from United States oil and gas sales, and a decrease in amounts received under divestitures of oil and gas properties.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended March 31, 2019, Tamar Field net sales attributable to Isramco amounted to 1,451,305 Mcf of natural gas and 1,847 Bbl of condensate with prices of $5.54 per Mcf and $58.25 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $8,101,000. The Israeli Tax Authority withheld $1,863,000 of this revenue.

During the three months ended March 31, 2018, Tamar Field net sales attributable to Isramco amounted to 1,316,631 Mcf of natural gas and 1,669 Bbl of condensate with prices of $5.43 per Mcf and $58.53 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,209,000. The Israeli Tax Authority withheld $1,658,000 of this revenue.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended March 31,
In thousands except percentages	2019	2018	▲ vs. 2018
Gas sales	$633	$750	(16)%
Oil sales	2,296	2,670	(14)
Natural gas liquid sales	288	355	(19)
Total	$3,217	$3,775	(15)%

The Company’s sales revenues from United States based oil and gas operations for the first quarter of 2019 decreased by 15% when compared to same period in 2018 due to a decrease in prices for crude oil, natural gas, and NGLs. This decrease was partially offset by higher production volumes for crude oil, natural gas, and NGLs in the United States.

Volumes and Average Prices

	Three Months Ended March 31,
	2019	2018	▲ vs. 2018
Natural Gas
Sales volumes Mmcf	275.0	262.4	5%
Average Price per Mcf	$2.30	$2.86	(20)
Total gas sales revenues (thousands)	$633	$750	(16)%

Crude Oil
Sales volumes MBbl	44.9	43.0	4%
Average Price per Bbl	$51.15	$62.06	(18)
Total oil sales revenues (thousands)	$2,296	$2,670	(14)%

Natural gas liquids
Sales volumes MBbl	16.0	13.5	19%
Average Price per Bbl	$18.01	$26.22	(31)
Total natural gas liquids sales revenues (thousands)	$288	$355	(19)%

In the United States the Company’s natural gas sales volumes increased by 5%, crude oil sales volumes increased by 4%, and natural gas liquids sales volumes increased by 19% for the first quarter of 2019 compared to the same period of 2018.

The Company’s average natural gas price received for the first quarter of 2019 decreased by 20%, or $0.56 per Mcf, when compared to the same period of 2018. The Company’s average crude oil price for the first quarter of 2019 decreased by 18%, or $10.91 per Bbl, when compared to the same period of 2018. Our average natural gas liquids price for the first quarter of 2019 decreased by 31%, or $8.21 per Bbl, when compared to the same period of 2018.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended March 31, 2019 compared to the same period of 2018.

In thousands	Natural Gas	Oil	Natural gas liquids
2018 sales revenues	$750	$2,670	$355
Changes associated with sales volumes	36	115	64
Changes in prices	(153)	(489)	(131)
2019 sales revenues	$633	$2,296	$288

Operating Expenses (excluding production services segment)

	Three Months Ended March 31,
In thousands except percentages	2019	2018	▲ vs. 2018
Lease operating expense, transportation and taxes	$2,429	$2,300	6%
Depreciation, depletion and amortization of oil and gas properties	385	470	(18)
Accretion expense	215	230	(7)
Loss from plugging and abandonment of wells	62	58	7
General and administrative	1,350	1,186	14
	$4,441	$4,244	5%

During the three months ended March 31, 2019, our operating expenses increased by 5% when compared to the same period of 2018 due to the following factors:

●

Lease operating expense, transportation cost and taxes increased by 6%, or $129,000, in 2019 when compared to 2018 primarily due to increased repair work. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $0.4 per MBOE to $18.72 per MBOE in 2018 from $18.32 per MBOE in 2018.

●

Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased 18% in the first three months of 2019 as compared to the same period in 2018 as a result of a lower depletable base.

●	General and administrative expenses increased by 14% or $164,000, in 2019 when compared to 2018 as a result of increased professional fees, legal fees and wages.

Production Services Segment

	Three Months Ended March 31,
In thousands except percentages	2019	2018	▲ vs. 2018
Production Services	$9,605	$5,763	67%
Operating expenses	8,687	5,585	56
Depreciation	945	821	15
General and administrative	134	209	(36)
Operating loss	$(161)	$(852)	81%

●

Our sales revenues from production services operations for the first quarter of 2019 increased by 67% or $3,842,000 when compared to same period in 2018 as a result of the increased demand for our services and related expansion in the market.

●

Operating expenses from production services operations for the first quarter of 2019 increased by 56% or $3,102,000 when compared to the same period in 2018 as a result increased operations and related payroll.

●

Production service equipment depreciation amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first quarter of 2019 totaled $945,000, an increase of $124,000 compared to the same period in 2018. This increase in depreciation is primarily a result of additional equipment purchases.

●

General and administrative expenses from production services operations for the first quarter of 2019 totaled $134,000, a decrease of $75,000 compared to the same period in 2018 which was primarily related to decreased legal and professional fees.

Other expenses

	Three Months Ended March 31,
In thousands except percentages	2019	2018	▲ vs. 2018
Interest expense, net	$1,184	$1,217	(3)%
Loss (gain) on interest rate swap	333	(865)	138
Gain on sale of equipment	(2)	-	NM
	$1,515	$352	330%

Interest expense.  Isramco’s interest expense decreased by 3%, or $33,000, for the three months ended March 31, 2019 compared to the same period of 2018. This decrease was primarily due to lower principal balances outstanding during the first quarter of 2019 compared to 2018.

Unrealized loss (gain) on interest rate swaps. For the first quarter of 2018 we recorded a loss as a result of changes in fair value of our derivative contract in the amount of $333,000, comprised of a cash settlement gain of $38,000 and loss of $371,000 as a result of changes in the fair value of such contract. In the first quarter of 2018 we recorded a gain as a result of changes in fair value of our derivative contract in the amount of $865,000, comprised of a cash settlement loss of $195,000 and gain of $1,060,000 as a result of changes in the fair value of such contract.

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

	Three Months Ended March 31,
In thousands except percentages	2019	2018
Income from operations before income taxes	$5,497	$6,312
Depreciation, depletion and amortization expense	1,330	1,291
Unrealized loss (gain) on interest rate swap	371	(1,060)
Interest expense	1,184	1,217
Accretion expense	215	230
Consolidated Adjusted EBITDAX	$8,597	$7,990

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). With regard to the payout of the Tamar Field, a disagreement between the Company and Isramco Negev 2 Limited Partnership has emerged as to what costs should be included in the calculation of payout.  In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. At the time of initiating arbitration, the Company believed that the total scope of the disagreement was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty of 2.7375%.  Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process. On February 26, 2017, Isramco Negev 2 Limited Partnership reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. As noted above, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter occurred on August 13, 2017. On February 25, 2018, the Company submitted as Statement of Claim outlining the Company’s position with regard to the matter. Currently, the case is in its early stages with the parties expected to complete the discovery process in the coming months. The Company expects the discovery and evidentiary filings in the matter to conclude in 2019, with evidentiary hearings to occur in February of 2020. The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

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

ISRAMCO, INC

Date: MAY 10, 2019	By:	/s/ HAIM TSUFF
HAIM TSUFF
CO-CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: MAY 10, 2019	By:	/s/ EDY FRANCIS
EDY FRANCIS
CO-CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: MAY 10, 2019	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)