Form 10-Q
period 2019-06-30
ISRAMCO INC
filed 2019-08-09
CIK 719209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Check One
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12500

ISRAMCO, INC

(Exact Name of registrant as Specified in its Charter)

Delaware	13-3145265
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Number

1001 West Loop South, Suite 750, HOUSTON, TX 77027

 (Address of Principal Executive Offices)

713-621-5946

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ISRL	The Nasdaq Stock Market LLC

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 9, 2019, Isramco, Inc., had 2,717,648 outstanding shares of common stock, par value $0.01 per share.

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

PART I - Financial Information

ITEM 1. Financial Statements

ISRAMCO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

 (Unaudited)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$12,742	$13,857
Accounts receivable, net of allowances for doubtful accounts of $2,419 and $2,553	15,727	18,920
Restricted and designated cash	832	830
Inventories	605	563
Derivative asset	16	293
Prepaid expenses and other	1,733	2,956
Total Current Assets	31,655	37,419

Property and Equipment, at cost – successful efforts method:
Oil and Gas properties	244,666	244,450
Advanced payment for equipment	662	569
Production service equipment and other equipment and property	68,447	66,929
Total Property and Equipment	313,775	311,948
Accumulated depreciation, depletion, amortization and impairment	(260,492)	(257,706)
Net Property and Equipment	53,283	54,242

Derivative asset	-	388
Restricted cash – long term	21,543	19,304
Investments	261	261
Total Assets	$106,742	$111,614

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$13,865	$13,976
Short term debt and current maturities of long-term debt, net of discount of $632 and $724	19,548	21,739
Payables due to related party	4,573	3,836
Accrued interest	924	1,057
Total Current Liabilities	38,910	40,608

Long term debt, net of discount of $1,117 and $1,407	47,183	56,193

Other Long-term Liabilities:
Derivative liability	326	-
Asset retirement obligations	22,348	22,172
Total Liabilities	108,767	118,973

Commitments and contingencies

Shareholders’ Deficit:
Common stock $0.01 par value; authorized 7,500,000 shares; issued 2,746,915 shares; outstanding 2,717,648 shares	27	27
Additional paid-in capital	23,853	23,853
Accumulated deficit	(16,738)	(23,036)
Treasury stock, 29,267 shares at cost	(164)	(164)
Total Isramco, Inc. Shareholders’ Deficit	6,978	680
Non-controlling interest	(9,003)	(8,039)
Total Deficit	(2,025)	(7,359)
Total Liabilities and Shareholders’ Deficit	$106,742	$111,614

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Revenues and other
Oil and gas sales	$10,538	$11,783	$21,856	$22,767
Production services	7,816	7,927	17,248	13,690
Office services	134	131	265	267
Gain on divestiture	-	-	-	472
Other	134	151	269	289
Total revenues and other	18,622	19,992	39,638	37,485

Operating expenses
Lease operating expense, transportation and taxes	2,257	2,360	4,686	4,660
Depreciation, depletion and amortization	1,373	1,455	2,703	2,746
Accretion expense	219	228	434	458
Production services	7,820	7,360	16,334	12,945
Loss (gain) from plug and abandonment	(49)	154	13	212
General and administrative	2,138	1,205	3,592	2,570
Total operating expenses	13,758	12,762	27,762	23,591
Operating income	4,864	7,230	11,876	13,894

Other expenses
Interest expense, net	933	1,333	2,117	2,550
Loss (gain) from derivative contracts, net	513	(283)	846	(1,148)
Capital loss	3	11	1	11
Total other expenses	1,449	1,061	2,964	1,413

Income before income taxes	3,415	6,169	8,912	12,481
Income tax expense	(1,705)	(1,786)	(3,568)	(3,444)

Net income	$1,710	$4,383	$5,344	$9,037
Net loss attributable to non-controlling interests	(557)	(325)	(954)	(706)
Net income attributable to Isramco	$2,267	$4,708	$6,298	$9,743

Earnings per share – basic:	$0.83	$1.73	$2.32	$3.59

Earnings per share – diluted:	$0.83	$1.73	$2.32	$3.59

Weighted average number of shares outstanding basic:	2,717,648	2,717,648	2,717,648	2,717,648
Weighted average number of shares outstanding diluted:	2,717,648	2,717,648	2,717,648	2,717,648

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, except share amounts)

(Unaudited)

	Common stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Non-controlling interests	Total Shareholders’ Deficit

Balance of December 31, 2018	2,717,648	$27	$23,853	$(23,036)	$(164)	$(8,039)	$(7,359)

Distribution to non-controlling interests						(10)	(10)

Net income (loss)				4,031		(397)	3,634

Balance of March 31, 2019	2,717,648	$27	$23,853	$(19,005)	$(164)	$(8,446)	$(3,735)

Net income (loss)				2,267		(557)	1,710

Balance of June 30, 2019	2,717,648	$27	$23,853	$(16,738)	$(164)	$(9,003)	$(2,025)

Balance of December 31, 2017	2,717,648	$27	$23,853	$(40,970)	$(164)	$(6,564)	$(23,818)

Net income (loss)				5,035		(381)	4,654

Balance of March 31, 2018	2,717,648	$27	$23,853	$(35,935)	$(164)	$(6,945)	$(19,164)

Net income (loss)				4,708		(325)	4,383

Balance of June 30, 2018	2,717,648	$27	$23,853	$(31,227)	$(164)	$(7,270)	$(14,781)

See notes to the unaudited consolidated financial statements.

ISRAMCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months Ended June 30,
	2019	2018

Cash Flows From Operating Activities:
Net income	$5,344	$9,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	2,703	2,746
Bad debt expense	10	58
Accretion expense	434	458
Gain on divestiture	-	(472)
Net unrealized (gain) loss on derivative contracts	991	(1,467)
Loss on sale of equipment and other	1	11
Amortization of debt cost	382	411
Changes in components of working capital and other assets and liabilities
Accounts receivable	3,183	(6,746)
Prepaid expenses, other receivables and other current assets	1,223	1,183
Due to related party	137	(10)
Inventories	(42)	54
Accounts payable and accrued expenses	(630)	(104)
Net cash provided by operating activities	13,736	5,159

Cash flows from investing activities:
Addition to property and equipment, net	(1,645)	(4,919)
Proceeds from sale of oil and gas properties and equipment	28	455
Net cash used in investing activities	(1,617)	(4,464)

Cash flows from financing activities:
Repayments of long term debt	(11,100)	(7,800)
Borrowings short-term debt – related parties	600	-
Bank overdraft, net	-	98
Distributions to non-controlling interests	(10)	-
Repayments of short - term debt, net	(483)	(343)
Net cash used in financing activities	(10,993)	(8,045)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,126	(7,350)
Cash, cash equivalents, and restricted cash at beginning of period	33,991	40,485
Cash, cash equivalents, and restricted cash at end of period	$35,117	$33,135

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

The accompanying unaudited interim financial statements furnished in this report reflect all adjustments that are, in the opinion of management, necessary to fairly present Isramco’s results of operations and cash flows for the six-month periods ended June 30, 2019 and 2018 and Isramco’s financial position as of June 30, 2019.

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

Concentrations of Credit Risk

Financial instruments, which potentially expose Isramco to concentrations of credit risk, consist primarily of interest rate swaps, cash equivalents, trade and joint interest accounts receivable. Isramco’s customer base includes several of the major United States oil and gas operating and production companies as well as major power companies in Israel. Although Isramco is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk existed as of June 30, 2019. Isramco continues to monitor and review credit exposure of its marketing counter-parties.

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

Consolidated balance sheets amount included as cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows:

	As of June 30, 2019	As of December 31, 2018

Cash and cash equivalents	$12,742	$13,857
Restricted and designated cash	832	830
Restricted cash – long term	21,543	19,304
Total cash, cash equivalents, and restricted cash	$35,117	$33,991

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

Gain on divestiture

In February 2018, the Company sold an oil and gas property for a net gain of $472,000. The gain consisted of $454,000 cash plus $19,000 in relieved asset retirement obligation offset by a net book value of $1,000. The Company had no such sales in the first six months of 2019.

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

Aggregate maturities of contractual obligations at June 30, 2019, are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2019	$10,800
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$68,400

Proposed Merger Transaction

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019, on May 20, 2019, Isramco entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Isramco, Naphtha Israel Petroleum Corporation Ltd., an Israeli public company (“Naphtha”), Naphtha Holding Ltd., an Israeli private company and a direct wholly owned subsidiary of Naphtha (“NHL”), I.O.C. - Israel Oil Company, Ltd., an Israeli private company and a direct wholly owned subsidiary of Naphtha (“Parent”), and Naphtha US Oil, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub” and, together with Naphtha, NHL and Parent, the “Purchaser Parties,” and together with Isramco, each a “Party” and collectively the “Parties”) providing for the merger of Merger Sub with and into Isramco (the “Merger”), with Isramco surviving the Merger as a subsidiary of Parent and NHL. Mr. Haim Tsuff is the chief executive officer and the chairman of the board of directors (the “Board”) of Isramco. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. which holds 74.0% of the outstanding membership interests in each of YHK Investment L.P. (“YHP LP”), an Israeli limited partnership, and YHK General Manager Ltd. (“YHK Manager”), an Israeli private company that serves as the general partner of YHP LP. Mr. Tsuff is the chairman of YHK Manager (which entity effectively controls Naphtha, NHL and Parent) and currently beneficially owns approximately 73.0% of the outstanding shares of Isramco’s common stock, par value $0.01 per share (the “Common Stock”).

At the effective time of the Merger, each issued and outstanding share of Common Stock, other than shares owned by Isramco as treasury stock, shares owned by NHL or Parent, and shares owned by holders of Common Stock who shall neither have voted in favor of the Merger nor consented thereto in writing and who shall have properly and validly perfected, and not effectively withdrawn or lost, their statutory appraisal rights under Delaware law (such shares of Common Stock “dissenting shares”), will be converted into the right to receive $121.40 in cash per share, without interest and subject to any withholding taxes (the “Merger Consideration”).

The Board (other than Mr. Tsuff, who recused himself from the vote of the Board), acting upon the recommendation of a special committee of independent and disinterested directors (the “Special Committee”), (i) determined that the Merger Agreement and the transactions contemplated thereby (the “Contemplated Transactions”), including the Merger, are advisable and fair to, and in the best interests of, Isramco and Isramco’s stockholders, other than the Purchaser Parties or any of their affiliates (together, the “Purchaser Group”) and any officer of Isramco as determined in accordance with Rule 16a-1(f) promulgated under Securities Exchange Act of 1934, as amended (together, the “Section 16 Officers”), (ii) approved the Merger Agreement and the Contemplated Transactions, including the Merger, and (iii) resolved to recommend that Isramco’s stockholders approve the adoption of the Merger Agreement.

In connection with the Merger Agreement, Parent, Isramco, NHL and Mr. Tsuff entered into a Voting and Support Agreement, dated as of May 20, 2019 (the “Support Agreement”). Per the terms and conditions set forth in the Support Agreement, Parent, NHL and Mr. Tsuff have each agreed to vote, or cause to be voted, all shares of Common Stock beneficially owned by each such party (representing an aggregate of approximately 73.0% of Isramco’s total outstanding voting power as of March 31, 2019) for the adoption of the Merger Agreement. For additional information regarding the Support Agreement, please see the Company’s disclosure set forth on the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019, Preliminary Proxy Statement filed with the SEC on August 1, 2019 (the “Preliminary Proxy Statement”), and Schedule 13E-3 filed with the SEC on August 1, 2019.

In connection with the Merger Agreement, Isramco has also entered into indemnification agreements (the “Indemnification Agreements”) with the members of the Board that reiterate the indemnification rights provided in Isramco’s governing documents and the Merger Agreement. For additional information regarding the Indemnification Agreements, please see the Company’s disclosure set forth on the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019 and the Preliminary Proxy Statement filed with the SEC on August 1, 2019.

In connection with the proposed Merger, the Company filed a Preliminary Proxy Statement with the SEC on August 1, 2019. Once any SEC comments to the Preliminary Proxy Statement are received, responded to, and resolved, the Company will set a record and meeting date for the annual meeting of the Company’s stockholders to approve the Merger and the Contemplated Transactions. If the Company’s shareholders approve the Merger as required by the Merger Agreement and described in the Preliminary Proxy Statement, and other closing conditions are met, the Merger and the Contemplated Transactions will close shortly thereafter.

For additional information regarding the Merger Agreement, the Support Agreement, and the Indemnification Agreements, please see the Company’s disclosure set forth on the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019, Preliminary Proxy Statement filed with the SEC on August 1, 2019, and Schedule 13E-3 filed with the SEC on August 1, 2019.

The foregoing descriptions of the Merger Agreement, the Support Agreement, and the Indemnification Agreements do not purport to describe all of the terms of such agreements and are qualified in their entirety by the full text of such agreements, copies of which are filed as Exhibits 2.1, 10.1, and 10.2, respectively, to this Quarterly Report on Form 10-Q.

Note 2 - Supplemental Cash Flow Information

The Israeli taxing authority withheld taxes of $3,568,000 and $3,444,000 during the six months ended June 30, 2019 and 2018 respectively.

Cash payments for interest were $2,069,000 and $2,106,000 for the six-month periods ended June 30, 2019 and 2018 respectively.

The consolidated statement of cash flows for the six-month period ended June 30, 2019 excludes the following non-cash transactions:

●	Increase in property and equipment of $128,000 included in accounts payable.

The consolidated statement of cash flows for the six-month period ended June 30, 2018 excludes the following non-cash transactions:

●	Increase in property and equipment of $165,000 included in accounts payable.
●	Asset retirement obligation relieved of $19,000 due to sale of oil and gas properties.

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

Disaggregation of revenues (in thousands):

	Six Months Ended June 30,
	2019	2018
Oil and Gas sales
United States	$6,344	$7,793
Israel	15,512	14,974
Production Services	17,248	13,690
Total revenues from contracts with customers	$39,104	$36,457

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

All of the Company’s outstanding production services and crude oil sales contracts at June 30, 2019 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Revenues from previously satisfied performance obligations

To record revenues for commodity sales in the United States and Israel, at the end of each period the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in our consolidated financial statements within the caption “Oil and gas sales.” Revenues recognized during the six months ended June 30, 2019 related to performance obligations satisfied in prior reporting periods were not material.

To record revenues for unbilled production services, at the end of each period the Company estimates the services rendered. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month invoices are created and reflected in our consolidated financial statement with the caption “Production services.” The Company believes that revenues recognized during the six months ended June 30, 2019 related to performance obligations satisfied in prior reporting periods were not material.

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

As a result of these financial instruments, the Company recorded a net loss from derivative contracts in the amount of $846,000, consisting of $991,000 of unrealized loss and $145,000 gain in cash settlements for the six months ended June 30, 2019. The Company recorded a net gain from derivative contracts in the amount of $1,148,000 consisting of $1,467,000 of unrealized gain and $319,000 loss in cash settlements for the six months ended June 30, 2018.

Financial Instruments as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

		June 30, 2019		December 31, 2018
Financial Instrument	Fair Value Input Level	Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value

ST Assets:
Interest rate swaps	Level 2	$16	$16	$293	$293

LT Assets/Liabilities:
Interest rate swaps	Level 2	(326)	(326)	388	388

		$(310)	$(310)	$681	$681

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

Note 5 - Long-Term Debt and Interest Expense

Long-term debt as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Bank loan
Principal amount	$68,400	$79,500
Less: unamortized discount and debt costs	(1,749)	(2,131)
Total long-term debt	66,651	77,369
Less: current maturities, net of current unamortized discount	(19,468)	(21,176)

Long-term debt, net of current maturities	$47,183	$56,193

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

With regard to the payout of the Tamar Field, disagreements between the Company and Isramco Negev 2 Limited Partnership have emerged as to what costs should be included in the calculation of payout. The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure. At the time of initiating arbitration, the Company believed that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty to the Company. In addition, certain claims and the counterclaims asserted by the Company related to post production costs and pipeline infrastructure have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process.  Accordingly, the Company continues to receive royalty payments at the lower rates as if the Investment Repayment Date has not occurred.

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

On July 1, 2019, the Company made a payment in the amount of $6,324,000 consisting of $5,400,000 and $924,000 in principal and interest respectively.

The Company incurred debt costs in obtaining the facility in the amount of $2,011,000. Additionally, the lenders retained $2,959,000 in fees. These costs, totaling $4,970,000, are recorded as a reduction of the principal loan balance and are being amortized over the life of the loan using the effective interest method. Amortization of these costs for the six-month period ended June 30, 2019 and 2018 totaled $382,000 and $411,000 respectively.

Short-term related party debt

In September 2018, the Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD (“IOC”) a related party in which the company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The company received $3,600,000 under this related party note in 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC. In January 2019 the Company received an additional $600,000 under this related party note. The principal balance outstanding as of June 30, 2019 and December 31, 2018 was $4,200,000 and $3,600,000 respectively. The accrued interest related to this promissory note as of June 30, 2019 and December 31, 2018 was $224,000 and $70,000 respectively.

Amounts received under the aforementioned promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. Arrow Midstream is focused on the transportation of liquefied petroleum products including, but not limited to, butane, propane, and similar products.

Mr. Haim Tsuff, Isramco’s Co-Chief Executive Officer and Chairman may be deemed to control IOC.

As of June 30, 2019, Tamar Royalties was in compliance with the financial covenants required under the DB Facility.

Short-Term Debt

As of June 30, 2019, and December 31, 2018, outstanding debt from short-term insurance financing agreements totaled $80,000 and $563,000 respectively. During the six months ended June 30, 2019, the Company made cash payments totaling $483,000.

Interest Expense

The following table summarizes the amounts included in interest expense for the six months ended June 30, 2019, and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Current debt, long-term debt and other - banks	$1,963	$2,550
Long-term debt – related parties	154	-
	$2,117	$2,550

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

During the six months ended June 30, 2019, Tamar Field net sales attributable to Isramco amounted to 2,786,663 Mcf of natural gas and 3,566 Bbl of condensate with prices of $5.51 per Mcf and $58.59 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $15,512,000. The Israeli Tax Authority withheld $3,568,000 of this revenue.

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

With regard to the payout of the Tamar Field, disagreements between the Company and Isramco Negev 2 Limited Partnership have emerged as to what costs should be included in the calculation of payout. The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure. At the time of initiating arbitration, the Company believed that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty to the Company. In addition, certain claims and the counterclaims asserted by the Company related to post production costs and pipeline infrastructure have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process. Accordingly, the Company continues to receive royalty payments at the lower rates as if the Investment Repayment Date has not occurred.

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

We typically bill clients for our production servicing on an hourly basis for the period that the rig is actively working. As of June 30, 2019, our fleet of production servicing rigs totaled 33 rigs, which we operate through 5 locations in Texas and New Mexico.

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2019:
Sales revenues
United States	$3,127	$7,816	$-	$10,943
Israel	7,411	-	-	7,411
Intersegment revenues	-	-	-	-
Office services and other	298	-	(30)	268

Total revenues and other	10,836	7,816	(30)	18,622

Operating costs and expenses	4,419	7,996	(30)	12,385
Depreciation, depletion, and amortization	350	1,023	-	1,373
Interest expenses, net	(542)	1,475	-	933
Gain on derivative contracts	513	-	-	513
Other income, net	1	2	-	3

Total expenses and other	4,741	10,496	(30)	15,207

Income (loss) before income taxes	$6,095	$(2,680)	$-	$3,415
Net Income (loss)	3,567	(1,857)	-	1,710
Net loss attributable to noncontrolling interests	-	(557)	-	(557)
Net income (loss) attributable to Isramco	3,567	(1,300)	-	2,267
Total Assets	$60,984	$45,758	$-	$106,742
Expenditures for Long-lived Assets	$157	$498	$-	$655

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Three Months Ended June 30, 2018:
Sales revenues
United States	$4,018	$7,927	$-	$11,945
Israel	7,765	-	-	7,765
Intersegment revenues	-	88	(88)	-
Office services and other	312	-	(30)	282

Total revenues and other	12,095	8,015	(118)	19,992

Operating costs and expenses	3,860	7,565	(118)	11,307
Depreciation, depletion, and amortization	537	918	-	1,455
Interest expenses, net	114	1,219	-	1,333
Gain on derivative contracts	(283)	-	-	(283)
Other income, net	11	-	-	11

Total expenses and other	4,239	9,702	(118)	13,823

Income (loss) before income taxes	$7,856	$(1,687)	$-	$6,169
Net Income (loss)	5,693	(1,310)	-	4,383
Net loss attributable to noncontrolling interests	-	(325)	-	(325)
Net income (loss) attributable to Isramco	5,693	(985)	-	4,708
Total Assets	$61,997	$48,238	$-	$110,235
Expenditures for Long-lived Assets	$108	$1,819	$-	$1,927

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Six Months Ended June 30, 2019:
Sales revenues
United States	$6,344	$17,248	$-	$23,592
Israel	15,512	-	-	15,512
Intersegment revenues	-	173	(173)	-
Gain on divestiture, office services and other	594	-	(60)	534

Total revenues and other	22,450	17,421	(233)	39,638

Operating costs and expenses	8,474	16,818	(233)	25,059
Depreciation, depletion, and amortization	735	1,968	-	2,703
Interest expenses, net	(803)	2,920	-	2,117
Gain on derivative contracts	846	-	-	846
Other income, net	(1)	2	-	1

Total expenses and other	9,251	21,708	(233)	30,726

Income (loss) before income taxes	$13,199	$(4,287)	$-	$8,912
Net Income (loss)	8,426	(3,082)	-	5,344
Net loss attributable to noncontrolling interests	-	(954)	-	(954)
Net income (loss) attributable to Isramco	8,426	(2,128)	-	6,298
Total Assets	$60,984	$45,758	$-	$106,742
Expenditures for Long-lived Assets	$230	$1,415	$-	$1,645

(in thousands)	Oil and Gas Exploration & Production	Production Services	Eliminations	Total
Six Months Ended June 30, 2018:
Sales revenues
United States	$7,793	$13,690	$-	$21,483
Israel	14,974	-	-	14,974
Intersegment revenues	-	88	(88)	-
Gain on divestiture, office services and other	1,088	-	(60)	1,028

Total revenues and other	23,855	13,778	(148)	37,485

Operating costs and expenses	7,635	13,358	(148)	20,845
Depreciation, depletion, and amortization	1,007	1,739	-	2,746
Interest expenses, net	234	2,316	-	2,550
Gain on derivative contracts	(1,148)	-	-	(1,148)
Other income, net	11	-	-	11

Total expenses and other	7,739	17,413	(148)	25,004

Income (loss) before income taxes	$16,116	$(3,635)	$-	$12,481
Net Income (loss)	11,907	(2,870)	-	9,037
Net loss attributable to noncontrolling interests	-	(706)	-	(706)
Net income (loss) attributable to Isramco	11,907	(2,164)	-	9,743
Total Assets	$61,997	$48,238	$-	$110,235
Expenditures for Long-lived Assets	$241	$4,678	$-	$4,919

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

During the six months ended June 30, 2019, Tamar Field net sales attributable to Isramco amounted to 2,786,663 Mcf of natural gas and 3,566 Bbl of condensate with prices of $5.51 per Mcf and $58.59 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $15,512,000. The Israeli Tax Authority withheld $3,568,000 of this revenue.

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

With regard to the payout of the Tamar Field, disagreements between the Company and Isramco Negev 2 Limited Partnership have emerged as to what costs should be included in the calculation of payout. The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure. At the time of initiating arbitration, the Company believed that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty to the Company. In addition, certain claims and the counterclaims asserted by the Company related to post production costs and pipeline infrastructure have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process. Accordingly, the Company continues to receive royalty payments at the lower rates as if the Investment Repayment Date has not occurred.

Proposed Merger Transaction

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019, on May 20, 2019, Isramco entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Isramco, Naphtha Israel Petroleum Corporation Ltd., an Israeli public company (“Naphtha”), Naphtha Holding Ltd., an Israeli private company and a direct wholly owned subsidiary of Naphtha (“NHL”), I.O.C. - Israel Oil Company, Ltd., an Israeli private company and a direct wholly owned subsidiary of Naphtha (“Parent”), and Naphtha US Oil, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub” and, together with Naphtha, NHL and Parent, the “Purchaser Parties,” and together with Isramco, each a “Party” and collectively the “Parties”) providing for the merger of Merger Sub with and into Isramco (the “Merger”), with Isramco surviving the Merger as a subsidiary of Parent and NHL. Mr. Haim Tsuff is the chief executive officer and the chairman of the board of directors (the “Board”) of Isramco. Mr. Tsuff is the sole director and owner of United Kingsway Ltd. which holds 74.0% of the outstanding membership interests in each of YHK Investment L.P. (“YHP LP”), an Israeli limited partnership, and YHK General Manager Ltd. (“YHK Manager”), an Israeli private company that serves as the general partner of YHP LP. Mr. Tsuff is the chairman of YHK Manager (which entity effectively controls Naphtha, NHL and Parent) and currently beneficially owns approximately 73.0% of the outstanding shares of Isramco’s common stock, par value $0.01 per share (the “Common Stock”).

At the effective time of the Merger, each issued and outstanding share of Common Stock, other than shares owned by Isramco as treasury stock, shares owned by NHL or Parent, and shares owned by holders of Common Stock who shall neither have voted in favor of the Merger nor consented thereto in writing and who shall have properly and validly perfected, and not effectively withdrawn or lost, their statutory appraisal rights under Delaware law (such shares of Common Stock “dissenting shares”), will be converted into the right to receive $121.40 in cash per share, without interest and subject to any withholding taxes (the “Merger Consideration”).

The Board (other than Mr. Tsuff, who recused himself from the vote of the Board), acting upon the recommendation of a special committee of independent and disinterested directors (the “Special Committee”), (i) determined that the Merger Agreement and the transactions contemplated thereby (the “Contemplated Transactions”), including the Merger, are advisable and fair to, and in the best interests of, Isramco and Isramco’s stockholders, other than the Purchaser Parties or any of their affiliates (together, the “Purchaser Group”) and any officer of Isramco as determined in accordance with Rule 16a-1(f) promulgated under Securities Exchange Act of 1934, as amended (together, the “Section 16 Officers”), (ii) approved the Merger Agreement and the Contemplated Transactions, including the Merger, and (iii) resolved to recommend that Isramco’s stockholders approve the adoption of the Merger Agreement.

In connection with the Merger Agreement, Parent, Isramco, NHL and Mr. Tsuff entered into a Voting and Support Agreement, dated as of May 20, 2019 (the “Support Agreement”). Per the terms and conditions set forth in the Support Agreement, Parent, NHL and Mr. Tsuff have each agreed to vote, or cause to be voted, all shares of Common Stock beneficially owned by each such party (representing an aggregate of approximately 73.0% of Isramco’s total outstanding voting power as of March 31, 2019) for the adoption of the Merger Agreement. For additional information regarding the Support Agreement, please see the Company’s disclosure set forth on the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019, Preliminary Proxy Statement filed with the SEC on August 1, 2019 (the “Preliminary Proxy Statement”), and Schedule 13E-3 filed with the SEC on August 1, 2019.

In connection with the Merger Agreement, Isramco has also entered into indemnification agreements (the “Indemnification Agreements”) with the members of the Board that reiterate the indemnification rights provided in Isramco’s governing documents and the Merger Agreement. For additional information regarding the Indemnification Agreements, please see the Company’s disclosure set forth on the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019 and the Preliminary Proxy Statement filed with the SEC on August 1, 2019.

In connection with the proposed Merger, the Company filed a Preliminary Proxy Statement with the SEC on August 1, 2019. Once any SEC comments to the Preliminary Proxy Statement are received, responded to, and resolved, the Company will set a record and meeting date for the annual meeting of the Company’s stockholders to approve the Merger and the Contemplated Transactions. If the Company’s shareholders approve the Merger as required by the Merger Agreement and described in the Preliminary Proxy Statement, and other closing conditions are met, the Merger and the Contemplated Transactions will close shortly thereafter.

For additional information regarding the Merger Agreement, the Support Agreement, and the Indemnification Agreements, please see the Company’s disclosure set forth on the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019, Preliminary Proxy Statement filed with the SEC on August 1, 2019, and Schedule 13E-3 filed with the SEC on August 1, 2019.

The foregoing descriptions of the Merger Agreement, the Support Agreement, and the Indemnification Agreements do not purport to describe all of the terms of such agreements and are qualified in their entirety by the full text of such agreements, copies of which are filed as Exhibits 2.1, 10.1, and 10.2, respectively, to this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

Our primary source of cash during the six months ended June 30, 2019 was cash flow from operating activities. We continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

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

In September 2018, the Company issued an unsecured promissory note dated effective September 11, 2018, to I.O.C - Israel Oil Company LTD (“IOC”) a related party in which the company may borrow up to $7,000,000 at a rate of interest equal to seven and one-half percent (7.5%) and with a maturity date of September 2019. The company received $3,600,000 under this related party note in 2018 attendant with the creation of a new subsidiary, Arrow Midstream LLC. In January 2019 the Company received an additional $600,000 under this related party note. The principal balance outstanding as of June 30, 2019 and December 31, 2018 was $4,200,000 and $3,600,000 respectively. The accrued interest related to this promissory note as of June 30, 2019 and December 31, 2018 was $226,000 and $70,000 respectively.

Amounts received under the aforementioned promissory note are dedicated to working capital and the purchase of equipment for Arrow Midstream LLC, a new wholly owned subsidiary of Isramco Inc. Arrow Midstream is focused on the transportation of liquefied petroleum products including, but not limited to, butane, propane, and similar products.

During the six months ended June 30, 2019, our cash increased by $1.1 million. Specifically, the net cash provided by operating activities of $13.7 million and proceeds from a related party loan of $0.6 million was offset by an investment of $1.6 million in production services equipment and oil and gas properties, $11.1 million in repayments of long term debt, and $0.5 million in repayments of short-term debt.

Debt:

	As of June 30,	As of December 31,
In thousands	2019	2018
Long – term debt net of discount and bank fees	$47,183	$56,193

Current maturities of long-term debt, short-term debt, current portion of discount and debt cost and bank overdraft	23,973	25,410
Total debt	$71,156	$81,603

Stockholders’ deficit	$(2,025)	$(7,359)

Debt to capital ratio	103%	110%

As of June 30, 2019, our total debt was $71,156,000, compared to total debt of $81,603,000 at December 31, 2018.

Contractual Obligations

Aggregate maturities of contractual obligations at June 30, 2019 are due in future years as follows (in thousands):

Principal Payments on Long-term debt:

2019	$10,800
2020	17,100
2021	14,700
2022	14,400
2023	11,400
Total	$68,400

Cash Flow

Our primary source of cash during the six months ended June 30, 2019 was cash flow from operating activities. In the first six months of 2019, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, and repayment of short term and long term loans. In the first six months of 2018, cash received from operations was primarily used for investments in production services equipment, oil and gas properties, and repayment of long term loans.

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

	Six months Ended June 30,
	2019	2018
	(In thousands)
Cash flows provided by operating activities	$13,736	$5,159
Cash flows used in investing activities	(1,617)	(4,464)
Cash flows used in financing activities	(10,993)	(8,045)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,126	$(7,350)

Operating Activities.  During the six months ended June 30, 2019, compared to the same period in 2018, net cash flow provided by operating activities increased by $8,577,000 to $13,736,000. The increase was primarily attributable to collection of accounts receivable and other increases in working capital for the six months ended June 30, 2019 as compared to the same period in 2018. These increases in net cash flow provided by operating activities were partially offset by decreased revenues from our oil and gas exploration and production segment.

Investing Activities.  Net cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were $1,617,000 and $4,464,000, respectively. During the first six months of 2019, the Company invested $1,645,000, consisting of $230,000 for oil and gas properties and $1,415,000 in production services equipment. During the first six months of 2018, the Company invested $4,919,000, consisting of $241,000 for oil and gas properties and $4,678,000 in production services equipment. The Company also received cash proceeds of $455,000 from divestiture of oil and gas properties and sales of equipment.

Financing Activities.  Net cash flows used in financing activities were $10,993,000 and $8,045,000 for the six months ended June 30, 2019 and 2018, respectively. During the first six months of 2019 the Company made payments on long term debt of $11,100,000, made payments on short term debt in the amount of $483,000. During the first six months of 2018 the Company made payments on long term debt of $7,800,000, made payments on short term debt in the amount of $343,000, and increased bank overdraft by $98,000.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Selected Data
	Three Months Ended June 30,
	2019	2018
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$3,127	$4,018
Israel	7,411	7,765
Production Services	7,816	7,927
Gain on divestiture	-	-
Other	268	282
Total revenues and other	18,622	19,992

Cost and expenses	13,758	12,762
Other expenses	1,449	1,061
Income tax expense	1,705	1,786
Net income attributable to common shareholders	1,710	4,383
Net loss attributable to non-controlling interests	(557)	(325)
Net income attributable to Isramco	2,267	4,708
Earnings per common share – basic	$0.83	$1.73
Earnings per common share – diluted	$0.83	$1.73

Weighted average number of shares outstanding- basic	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$6,560	$8,777
Sales volumes United States (MBOE)	93	108
Sales volumes Israel (MBOE)	224	238

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$20.61	$17.86
General and administrative (oil and gas production segment)	$21.35	$10.36
Depletion	$3.75	$4.97

(1)

See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

(2)	There are no costs associated with revenues from Israeli operations since the Company owns an overriding royalty in the Tamar Field, which is free of operating expenses.

Financial Results

Net income in the second quarter of 2019 was $2,267,000 or $0.83 per share. This compares to net income in the second quarter of 2018, which was $4,708,000 or $1.73 per share.

The Net income decreased by $2,441,000 compared to previous year period primarily due to a decrease in revenues from our oil and gas sales and production services along with an increase in operating expenses.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the three months ended June 30, 2019 the Tamar Field net sales applicable to Isramco amounted to 1,335,358 Mcf of natural gas and 1,719 Bbl of condensate with prices of $5.51 per Mcf and $58.59 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,411,000.

During the three months ended June 30, 2018 the Tamar Field net sales applicable to Isramco amounted to 1,414,117 Mcf of natural gas and 1,823 Bbl of condensate with prices of $5.43 per Mcf and $67.57 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $7,765,000.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Three Months Ended June 30,
In thousands except percentages	2019	2018	Δ vs. 2018
Gas sales	$495	$689	(28)%
Oil sales	2,426	2,941	(18)
Natural gas liquid sales	206	388	(47)
Total	$3,127	$4,018	(22)%

The Company’s sales revenues from U.S. based oil and gas operations for the second quarter of 2019 decreased by 22% when compared to same period in 2018 due to lower prices received for natural gas, crude oil and NGLs and lower sales volumes of natural gas, crude oil and NGLs.

Volumes and Average Prices

	Three Months Ended June 30,
	2019	2018	Δ vs. 2018
Natural Gas
Sales volumes Mmcf	247.90	284.5	(13)%
Average Price per Mcf	$2.00	$2.42	(17)
Total gas sales revenues (thousands)	$495	$689	(28)%

Crude Oil
Sales volumes MBbl	41.21	45.6	(10)%
Average Price per Bbl	$58.87	$64.49	(9)
Total oil sales revenues (thousands)	$2,426	$2,941	(18)%

Natural gas liquids
Sales volumes MBbl	10.76	15.1	(29)%
Average Price per Bbl	$19.14	$25.64	(25)
Total natural gas liquids sales revenues (thousands)	$206	$388	(47)%

In the United States the Company’s natural gas sales volumes decreased by 13%, crude oil sales volumes decreased by 10%, and natural gas liquids sales volumes decreased by 29% for the second quarter of 2019 compared to the same period of 2018.

The Company’s average natural gas price received for the second quarter of 2019 decreased by 17%, or $0.42 per Mcf, when compared to the same period of 2018. The Company’s average crude oil price for the second quarter of 2019 decreased by 9%, or $5.62 per Bbl, when compared to the same period of 2018. Our average natural gas liquids price for the second quarter of 2019 decreased by 25%, or $6.50 per Bbl, when compared to the same period of 2018.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the three months ended June 30, 2019 compared to the same period of 2018.

In thousands	Natural Gas	Oil	Natural gas liquids
2018 sales revenues	$689	$2,941	$388
Changes associated with sales volumes	(89)	(284)	(112)
Changes in prices	(105)	(231)	(70)
2019 sales revenues	$495	$2,426	$206

Operating Expenses (excluding production services segment)

	Three Months Ended June 30,
In thousands except percentages	2019	2018	Δ vs. 2018
Lease operating expense, transportation and taxes	$2,257	$2,360	(4)%
Depreciation, depletion and amortization of oil and gas properties	350	537	(35)
Accretion expense	219	228	(4)
Loss from plugging and abandonment of wells	(49)	154	(132)
General and administrative	1,992	1,120	78
	$4,769	$4,399	8%

During the three months ended June 30, 2019, our operating expenses increased by 8% when compared to the same period of 2018 due to the following factors:

●

Lease operating expense, transportation cost and taxes decreased by 4%, or $103,000, in 2019 when compared to 2018. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $2.75 per MBOE to $20.61 per MBOE in 2019 from $17.86 per MBOE in 2018.

●

Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 35%, or $187,000 in 2019 when compared to 2018 primarily due to lower production and a lower depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $1.22 per MBOE to $3.75 per MBOE in 2019 from $4.97 per BOE in 2018.

●	The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees associated with upcoming merger, primarily related to the proposed Merger transaction as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019, Preliminary Proxy Statement filed with the SEC on August 1, 2019, and Schedule 13E-3 filed with the SEC on August 1, 2019.

Production Services Segment

	Three Months Ended June 30,
In thousands except percentages	2019	2018	Δ vs. 2018
Production Services*	$7,816	$8,015	(2)%
Operating expenses*	7,819	7,448	5
Depreciation	1,023	918	11
General and administrative*	176	115	53
Operating loss	$(1,202)	$(466)	158%
*Includes intersegment revenues and expenses.

●	Our sales revenues from production services operations for the second quarter of 2019 decreased by 2% or $199,000 when compared to same period in 2018 as a result of a shortage in skilled workforce.
●

Operating expenses from production services operations for the second quarter of 2019 increased by 5% or $371,000 when compared to the same period in 2018 as a result of increased operational expenditures.

●

Production service equipment depreciation – the amounts represent depreciation of production service rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the second quarter of 2019 totaled $1,023,000, an increase of $105,000 compared to the same period in 2018. This increase in depreciation is primarily a result of additional equipment purchases.

●

General and administrative expenses from production services operations for the second quarter of 2019 totaled $176,000, an increase of $61,000 compared to the same period in 2018 as a result of increased legal fees and other professional fees.

Other expenses

	Three Months Ended June 30,
In thousands except percentages	2019	2018	Δ vs. 2018
Interest expense, net	$933	$1,333	(30)%
Loss (gain) on interest rate swap	513	(283)	(281)
Capital loss	3	11	(73)
	$1,449	$1,061	(37)%

Interest expense.  Isramco’s interest expense decreased by 30%, or $400,000, for the three months ended June 30, 2019 compared to the same period of 2018. This decrease was primarily due to lower interest rate and principal balances outstanding during the second quarter of 2019 compared to 2018.

Unrealized loss (gain) on interest rate swaps. For the second quarter of 2019 we recorded a loss as a result of changes in fair value of the derivative in the amount of $513,000, comprised of a cash settlement gain of $107,000 and loss of $620,000 as a result of changes in the fair value. For the second quarter of 2018 we recorded a gain as a result of changes in fair value of the derivative in the amount of $283,000, comprised of a cash settlement loss of $125,000 and gain of $408,000 as a result of changes in the fair value of the divestiture.

Adjusted EBITDAX.

To assess the operating results of Isramco, management analyzes income from operations before income taxes, interest expense, exploration expense, unrealized gain (loss) on derivative contracts and DD&A expense and impairments (“Adjusted EBITDAX”). Adjusted EBITDAX is not a GAAP measure. Isramco’s definition of Adjusted EBITDAX excludes exploration expense because exploration expense is not an indicator of operating efficiency for a given reporting period, but rather is monitored by management as a part of the costs incurred in exploration and development activities. Similarly, Isramco excludes DD&A expense and impairments from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Isramco’s financing methods or capital structure. The company believes that adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make payments on its long-term loans. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations.

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

	Three Months Ended June 30,
In thousands except percentages	2019	2018
Income from operations before income taxes	$3,415	$6,169
Depreciation, depletion and amortization expense	1,373	1,455
Interest expense	933	1,333
Unrealized loss on interest rate swap	620	(408)
Accretion expense	219	228
Consolidated Adjusted EBITDAX	$6,560	$8,777

Results of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Selected Data
	Six Months Ended June 30,
	2019	2018
	(In thousands except per share and BOE amounts)
Financial Results
Oil and Gas sales
United States	$6,344	$7,793
Israel	15,512	14,974
Production Services	17,248	13,690
Gain on divestiture	-	472
Other	534	556
Total revenues and other	39,638	37,485

Cost and expenses	27,762	23,591
Other expenses	2,964	1,413
Income tax expense	3,568	3,444
Net income attributable to common shareholders	5,344	9,037
Net loss attributable to non-controlling interests	(954)	(706)
Net income attributable to Isramco	6,298	9,743
Earnings per common share – basic	$2.32	$3.59
Earnings per common share – diluted	$2.32	$3.59

Weighted average number of shares outstanding- basic	2,717,648	2,717,648
Weighted average number of shares outstanding- diluted	2,717,648	2,717,648

Operating Results
Adjusted EBITDAX (1)	$15,157	$16,768
Sales volumes United States (MBOE)	200	208
Sales volumes Israel (MBOE)	468	459

Average cost per BOE United States: (2)
Production (excluding transportation and taxes)	$19.60	$18.09
General and administrative (oil and gas production segment)	$16.71	$11.06
Depletion	$3.67	$4.83

(1)

See Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from operations before income taxes, which is presented in accordance with GAAP.

(2)	There are no costs associated with revenues from Israeli operations since the Company owns overriding royalty in the Tamar Field which is free of operating expenses.

Financial Results

Net income in the six months ended June 30, 2019 was $6,298,000 or $2.32 per share. This compares to net income of $9,743,000 or $3.59 per share, for the same period of 2018.

This decrease in net income was primarily due to a loss on derivative contracts of $846,000 in the first six months of 2019 compared to a gain on derivative contracts of $1,148,000 for the same period in 2018, increases in operating expenses, decreases in revenues from our US based oil and gas operations and decreases in amounts received as a result of divestitures of oil and gas properties. These were offset by increased revenues from the production services segment and revenues from the Tamar Royalty.

Revenues, Volumes and Average Prices Oil and Gas Segment - Israel

During the six months ended June 30, 2019, Tamar Field net sales attributable to Isramco amounted to 2,786,663 Mcf of natural gas and 3,566 Bbl of condensate with prices of $5.51 per Mcf and $58.59 per Bbl of condensate. Total revenues net of marketing and transportation expenses were $15,512,000. The Israeli Tax Authority withheld $3,568,000 of this revenue.

During the six months ended June 30, 2018, Tamar Field net sales attributable to Isramco amounted to 2,730,748 Mcf of natural gas and 3,492 Bbl of condensate with prices of $5.43 per Mcf and $63.25 per Bbl of condensate. Total revenues net of marketing and transportations expenses were $14,974,000. The Israeli Tax Authority withheld $3,444,000 of this revenue.

Revenues, Volumes and Average Prices Oil and Gas Segment – United States

Sales Revenues

	Six Months Ended June 30,
In thousands except percentages	2019	2018	Δ vs. 2018
Gas sales	$1,128	$1,439	(22)%
Oil sales	4,721	5,610	(16)
Natural gas liquid sales	495	744	(33)
Total	$6,344	$7,793	(19)%

The Company’s sales revenues from United States based oil and gas operations for the six month period ending June 30, 2019 decreased by 19% when compared to same period in 2018 due to lower prices received for natural gas, crude oil and NGLs and lower production volumes of oil, natural gas, and NGLs.

Volumes and Average Prices

	Six Months Ended June 30,
	2019	2018	Δ vs. 2018
Natural Gas
Sales volumes Mmcf	523	547	(4)%
Average Price per Mcf	$2.16	$2.63	(18)
Total gas sales revenues (thousands)	$1,128	$1,439	(22)%

Crude Oil
Sales volumes MBbl	86	89	(3)%
Average Price per Bbl	$54.84	$63.30	(13)
Total oil sales revenues (thousands)	$4,721	$5,610	(16)%

Natural gas liquids
Sales volumes MBbl	27	29	(7)%
Average Price per Bbl	$18.50	$25.95	(29)
Total natural gas liquids sales revenues (thousands)	$495	$744	(33)%

In the United States the Company’s natural gas sales volumes decreased by 4%, crude oil sales volumes decreased by 3%, and natural gas liquids sales volumes decreased by 7% for the first six months of 2019 compared to the same period of 2018.

The Company’s average natural gas price received for the first six months of 2019 decreased by 18%, or $0.47 per Mcf, when compared to the same period of 2018. The Company’s average crude oil price for the first six months of 2019 decreased by 13%, or $8.46 per Bbl, when compared to the same period of 2018. Our average natural gas liquids price for the first six months of 2019 decreased by 29%, or $7.45 per Bbl, when compared to the same period of 2018.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes and prices on Isramco’s United States sales revenues for the six months ended June 30, 2019 compared to the same period of 2018.

In thousands	Natural Gas	Oil	Natural gas liquids
2018 sales revenues	$1,439	$5,610	$744
Changes associated with sales volumes	(63)	(161)	(50)
Changes in prices	(248)	(728)	(199)
2019 sales revenues	$1,128	$4,721	$495

Operating Expenses (excluding production services segment)

	Six Months Ended June 30,
In thousands except percentages	2019	2018	Δ vs. 2018
Lease operating expense, transportation and taxes	$4,686	$4,660	1%
Depreciation, depletion and amortization of oil and gas properties	735	1,007	(27)
Accretion expense	434	458	(5)
Loss (gain) from plugging and abandonment of wells	13	212	(94)
General and administrative	3,342	2,306	45
	$9,210	$8,643	7%

During the six months ended June 30, 2019, our operating expenses increased by 7% when compared to the same period of 2018 due to the following factors:

●

Lease operating expense, transportation cost and taxes increased by 1%, or $26,000 in 2019 when compared to 2018. On a per unit basis, lease operating expenses (excluding transportation and taxes) increased by $1.57 per MBOE to $19.60 per MBOE in 2019 from $18.03 per MBOE in 2018.

●	Depreciation, Depletion & Amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method. Our DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact our composite DD&A rate and expense including, but not limited to, field production profiles, drilling or acquisition of new wells, disposition of existing wells, and reserve revisions (upward or downward) primarily related to well performance and commodity prices, and impairments. Changes in these factors may cause our composite DD&A rate and expense to fluctuate from period to period. DD&A decreased by 27%, or $272,000 in 2019 when compared to the same period 2018 primarily due to lower production and a lower depletable base used to calculate DD&A. On a per unit basis, depletion expense decreased by $1.16 per MBOE to $3.67 per MBOE in 2019 from $4.83 per MBOE in 2018.

●	The loss from plugging and abandonment of wells is related to plugging operations from non-operated properties.

●	The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees, primarily related to the proposed Merger transaction as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019, Preliminary Proxy Statement filed with the SEC on August 1, 2019, and Schedule 13E-3 filed with the SEC on August 1, 2019.

Production Services Segment

	Six Months Ended June 30,
In thousands except percentages	2019	2018	Δ vs. 2018
Production Services*	$17,421	$13,778	26%
Operating expenses*	16,506	13,033	27
Depreciation	1,968	1,739	13
General and administrative*	310	324	(4)
Operating loss	$(1,363)	$(1,318)	3%
*Includes intersegment revenues and expenses.

●

Our sales revenues from production services operations for the first six months of 2019 increased by 26% or $3,643,000 when compared to same period in 2018 as a result of increased demand for our services and related expansion in the market.

●

Operating expenses from production services operations for the first six months of 2019 increased by 27% or $3,473,000 when compared to the same period in 2018 as a result of increased operations and related payroll.

●

Production service equipment depreciation – the amounts represent depreciation of production services rigs and auxiliary equipment for our production services subsidiary. The depreciation expenses for the first six months of 2019 totaled $1,968,000, an increase of $229,000 compared to the same period in 2019 as a result of the purchase of new equipment.

●

General and administrative expenses from production services operations for the first six months of 2019 decreased to $310,000, compared to $324,000 for the same period in 2018 primarily as a result of decreased legal fees for production services operations.

Other expenses

	Six Months Ended June 30,
In thousands except percentages	2019	2018	Δ vs. 2018
Interest expense, net	$2,117	$2,550	(17)%
Loss (gain) on interest rate swap	846	(1,148)	(174)
Capital loss	1	11	(91)
	$2,964	$1,413	110%

Interest expense.  Isramco’s interest expense decreased by 17%, or $433,000 for the six months ended June 30, 2019 compared to the same period of 2018.  This decrease was primarily due to a lower interest rates during the first six months of 2019 compared to 2018 and lower outstanding principal for the period.

Loss on interest rate swap. During the first six months of 2019 we recorded a loss as a result of changes in fair value of the derivative in the amount of $991,000 and receipt from cash settlements of $145,000. In 2018 we recorded a gain as a result of changes in fair value of the derivative in the amount of $1,467,000 and cash settlements of $319,000.

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

	Six Months Ended June 30,
In thousands except percentages	2019	2018
Income from operations before income taxes	$8,912	$12,481
Depreciation, depletion and amortization expense	2,703	2,746
Interest expense	2,117	2,550
Unrealized loss (gain) on interest rate swap	991	(1,467)
Accretion expense	434	458
Consolidated Adjusted EBITDAX	$15,157	$16,768

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

As noted above, the Company owns an overriding royalty interest of 1.5375% in the Tamar Field, which will increase to 2.7375% after payout (the “Tamar Royalty”). With regard to the payout of the Tamar Field, disagreements between the Company and Isramco Negev 2 Limited Partnership have emerged as to what costs should be included in the calculation of payout. The disagreements primarily stem from the fact that the agreements governing the creation of the Tamar Royalty were formulated in the 1980s and do not have a clear and unequivocal definition as to what costs should be included in the payout calculation. In addition to actual costs for the development of the Tamar Field, Isramco, Negev 2 Limited Partnership has asserted that the following costs should be included in the calculation of payout: (i) Isramco Negev 2 Limited Partnership’s financing costs; (ii) the general and administrative expenses of Isramco Negev 2 Limited Partnership; (iii) the expected decommissioning costs of the Tamar Field; and (iv) expected future payments to be made in respect of the “Sheshinsky Levy” under Israeli law. In addition to the claim asserted by Isramco Negev 2 Limited Partnership, the Company has asserted counterclaims related to Isramco Negev 2 Limited Partnership’s inclusion into the payout calculation of charges related to gathering and transportation infrastructure. At the time of initiating arbitration, the Company believed that the total scope of the claim asserted by Isramco Negev 2 Limited Partnership was approximately forty-five million dollars ($45,000,000); however, this amount increases each month based on Isramco Negev 2 Limited Partnership’s failure to pay the increased, post-payout overriding royalty to the Company. In addition, certain claims and the counterclaims asserted by the Company related to post production costs and pipeline infrastructure have not been quantified. Under the terms of the agreements creating the Tamar Royalty, the dispute is subject to arbitration in Israel. The Company believes that the claims of Isramco Negev 2 Limited Partnership are erroneous and contrary to generally accepted industry practice. The Company expects that the matter will be favorably resolved through this arbitration process; however, the Company cannot be assured of a favorable result in this arbitration process. Accordingly, the Company continues to receive royalty payments at the lower rates as if the Investment Repayment Date has not occurred. On February 26, 2017, Isramco Negev 2 Limited Partnership reported the dispute concerning the Tamar Royalty in its filing with the stock exchange in Israel. As noted above, this dispute will be resolved through arbitration proceedings. The Company and Isramco Negev 2-LP have arranged to conduct the arbitration through the Center for Arbitration and Dispute Resolution (CADR) in Israel and have agreed upon the appointment of retired judge Itzhak Inbar to preside over the proceeding. The preliminary arbitration hearing in the matter occurred on August 13, 2017. On February 25, 2018, the Company submitted as Statement of Claim outlining the Company’s position with regard to the matter. Currently, the case is in its early stages with the parties expected to complete the discovery process in the coming months. The Company expects the discovery and evidentiary filings in the matter to conclude in 2019, with evidentiary hearings to occur in February of 2020. The Company believes that its interpretation of the agreements governing the creation of the Tamar Royalty is the correct interpretation and, accordingly, intends to vigorously pursue its case in the aforementioned arbitration proceedings.

ITEM 1A. Risk Factors

           None

ITEM 2. Change in Securities & Use of Proceeds

           None

ITEM 3. Default Upon Senior Securities

           None

ITEM 4. Removed and Reserved

           None

ITEM 5. Other Information

           None

ITEM 6. Exhibits

Exhibits
2.1	Agreement and Plan of Merger, dated as of May 20, 2019, by and Naphtha Israel Petroleum Corporation Ltd., Naphtha Holding Ltd., I.O.C. – Israel Oil Company, Ltd., Naphtha US Oil, Inc. and Isramco, Inc.*
10.1	Voting and Support Agreement, dated as of May 20, 2019, by and among Naphtha Holding Ltd., I.O.C. – Israel Oil Company, Ltd., Haim Tsuff and Isramco, Inc.*
10.2	Form of Indemnification Agreement*
31.1	Certification of Chief Executive Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
31.3	Certification of Chief Accounting Officer pursuant to Section 31 2 of Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAMCO, INC

Date: AUGUST 9, 2019	By:	/s/ HAIM TSUFF
HAIM TSUFF
CO-CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: AUGUST 9, 2019	By:	/s/ EDY FRANCIS
EDY FRANCIS
CO-CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

Date: AUGUST 9, 2019	By:	/s/ ZEEV KOLTOVSKOY
ZEEV KOLTOVSKOY
CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)